Form 10-Q
period 1995-03-31
NEWBERRY BANCORP INC
filed 1995-05-15
CIK 811211

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

        (Mark One)

         [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

         For the quarterly period ended March 31, 1995

                                       OR

         [ ]  Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

         For the transition period from                to
                                        --------------    ------------

         Commission File Number 0-16023

                             NEWBERRY BANCORP, INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                            38-2929531
        (State of incorporation)         (IRS Employer Identification Number)

            209 East Portage Avenue,
            Sault Ste. Marie, Michigan                         49783
        (Address of principal executive offices)             (Zip Code)


        Registrant's telephone number, including area code: (906) 635-9794



              Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes     X        No
              -------         -------

              Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Common Stock, $0.010 par value        Outstanding at May 10, 1995
                                                             1,200,000 shares


                               page 1 of 30 pages
                 Exhibit index on sequentially numbered page 29

                                  FORM 10-Q                                 2

                               TABLE OF CONTENTS


         PART I - Financial Information

         Item 1.  Financial Statements                            PAGE

                  Consolidated Balance Sheets                      3
                  Consolidated Statements of Operations            5
                  Consolidated Statements of Cash Flows            7
                  Notes to the Consolidated Financial
                       Statements                                  8

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations    9

                  Summary                                          9
                  Recent Development                               10
                  Results of Operations                            10
                  Liquidity and Capital Resources                  20

         PART II - Other Information

                  Item 1. Legal Proceedings                        24
                  Item 5. Other Information
                           Parent Company Condensed
                              Financial Information                24
                  Item 6. Exhibits and Reports on Form 8-K         28

         Signature                                                 28

         Exhibit Index                                             29

                  Item 1. Financial Data Schedule                  30


        The information furnished in these interim statements reflects all adjustments and accruals which are, in the opinion of management, necessary for a fair statement of the results for such periods, and reflect adjustments which are solely of a normal, recurring nature. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year.

Part I         FINANCIAL INFORMATION

Item 1.      Financial Statements

                                NEWBERRY BANCORP,INC.                         3
                           CONSOLIDATED BALANCE SHEET
                       March 31,1995 and December 31,1994
                                  (Unaudited)

                                                At              At
                                             March 31       December 31
                                               1995            1994
ASSETS                                     -----------      -----------
Cash and due from banks                    $   692,920      $   908,257
Federal funds sold                              10,733          606,422
                                           -----------      -----------
     Total cash and cash equivalents           703,653        1,514,679

Securities available for sale (Note 2)      19,567,700       18,658,332

Loans held for sale                          4,989,795        4,129,321
Loans, net                                   7,687,418        4,220,633

Goodwill, net                                        -                -
Premises and equipment                         385,207          373,877
Purchased mortgage servicing rights          1,960,895        1,625,889
Investment in Northern Michigan BIDCO          646,546          467,820
Other real estate owned                        134,086          130,015
Other assets                                   697,635          706,018
                                           -----------      -----------
      Total other assets                     3,824,369        3,303,619
                                           -----------      -----------
      TOTAL ASSETS                         $36,772,935      $31,826,584
                                           ===========      ===========

   The accompanying notes are an integral part of the financial statements.

                             NEWBERRY BANCORP, INC.
                          Consolidated Balance Sheets
                       March 31, 1995 and December 31, 1994
                                  (Unaudited)

                                                At            At
                                             March 31     December 31
                                               1995          1994
LIABILITIES AND STOCKHOLDERS EQUITY        -----------    -----------
Deposits:
  Demand - non interest bearing            $   504,026    $ 1,638,101
  Demand - interest bearing                  2,261,901      3,026,925
  Savings                                      943,500        587,370
  Time                                      11,809,272      7,875,499
                                           -----------    -----------
     Total deposits                         15,518,699     13,127,895

Repurchase agreements                        2,809,000              -
FHLB advances                                9,800,000      9,800,000
Other Bank Borrowings                        1,361,157              -
Mortgage escrow                              1,443,654      1,214,313
Note payable                                 1,000,000      1,000,000
Due to broker                                        -      1,288,169
Other Liabilities                              426,578      1,300,518
                                           -----------    -----------
     Total Liabilities                      32,359,088     27,730,895
                                           -----------    -----------

Commitments and contingencies

Stockholders' equity:
  Preferred Stock, $0.001 par value;
   Authorized - 500,000 shares;
    issued 0 shares in both 1995 and 1994            -
  Common stock, $0.01 par value;
   Authorized - 2,500,000 shares;
    issued 1,200,000 shares in 1995
     and 1,172,853 shares in 1994               12,000         12,000
  Surplus                                    2,478,270      2,478,270
  Retained earnings                          2,118,093      2,131,207
  Unrealized gain (loss) on securities
   available for sale, net of tax
   of $(113,794) in 1995, and
   $(270,860) in 1994.                        (194,516)      (525,788)
                                           -----------    -----------
     Total Stockholders' equity              4,413,847      4,095,689
                                           -----------    -----------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                $36,772,935    $31,826,584
                                           ===========    ===========

   The accompanying notes are an integral part of the financial statements.

       NEWBERRY BANCORP, INC. AND SUBSIDIARY                           5

       Consolidated Statement of Operations
              (Unaudited)

                                                For the Three-Month
                                                   Periods Ended
                                              March 31,      March 31,
                                                1995           1994
                                             ----------    -----------
Interest income:
  Interest and fees on loans                 $  240,438    $   802,532
  Interest on securities:
   U.S. Treasury Securities                           -          8,304
   U.S. Government agencies                     262,435        160,959
   State and political subdivisions               1,802          4,563
   Other securities                               1,920            906
   Interest on bank deposits                      8,987         18,441
  Interest on federal funds                      16,180         21,684
                                             ----------    -----------
     Total interest income                      531,762      1,017,389
                                             ----------    -----------
Interest expense:
  Interest on deposits:
   Demand deposits                               40,614        185,521
   Savings deposits                              18,565         52,181
   Time certificates of deposit                 134,651        130,047
  Bank borrowings                               166,469         58,892
  Repurchase agreements                          40,054          2,923
  Interest expense on note payable               23,425         37,416
                                             ----------    -----------
     Total interest expense                     423,778        466,980
                                             ----------    -----------
     Net interest income                        107,984        550,409

Provision for loan losses                         1,200         52,500
                                             ----------    -----------
     Net interest income after
       provision for loan losses                106,784        497,909
                                             ----------    -----------
Other income:
  Security gains (losses)                        23,377         (3,459)
  Service charges on deposit accounts               101         22,722
  Other service charges and fees                  1,062            903
  Foreign exchange income                        12,431         47,515
  Mortgage banking income                       144,583         74,851
  Profit from equity investment in
    Northern Michigan BIDCO                      46,726         77,686
  Other                                          10,549         14,692
                                             ----------    -----------
     Total other income                      $  238,829    $   234,910
                                             ----------    -----------

   The accompanying notes are an integral part of the financial statements.

       NEWBERRY BANCORP, INC. AND SUBSIDIARY                           6

              (Unaudited)

                                                For the Three-Month
                                                   Periods Ended
                                              March 31,      March 31,
                                                1995           1994
                                            -----------    -----------
Other expenses:
  Salaries and wages                        $    79,132    $   219,444
  Employee benefits                              11,321         45,828
  Occupancy, net                                 13,785         51,901
  Taxes other than income                         2,817         14,400
  Data processing and equip. exp.                23,700        105,263
  Correspondent bank service charges             11,824          9,969
  Advertising                                    10,125         28,505
  Net expense of other real estate owned          3,215          3,092
  FDIC insurance                                 18,150         28,389
  Mortgage banking expense                       15,825         87,078
  Legal and audit expense                        93,466         35,656
  Other operating expenses                      100,328         43,554
  Amortization expense                                0          3,184
  Management fees                                     0         15,000
                                            -----------    -----------
     Total other expenses                       383,688        691,263
                                            -----------    -----------
Income before income taxes                      (38,075)        41,556
                                            -----------    -----------
Applicable income taxes (benefit)               (24,962)        (4,531)
                                            -----------    -----------
     Net income                             $   (13,113)   $    46,087
                                            ===========    ===========


Earnings per common share (note 1)              ($0.011)        $0.039
                                            ===========    ===========

Weighted average shares outstanding           1,200,000      1,172,853
                                            ===========    ===========

Dividends declared per share                     $ ---        $ ---
                                            ===========    ===========


   The acccompanying notes are an integral part of the financial statements.

            NEWBERRY BANCORP, INC. AND SUBSIDIARY                              7

                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                              For the Three-Month
                                                                 Periods Ended
                                                                    March 31,
                                                                1995           1994
                                                           ------------   ------------
Cash flow from operating activities:
Net income (loss)                                          $    (13,113)  $     46,087
Adjustments to reconcile net income to net
  cash from operating activities:
    Depreciation and amortization                                28,975         25,945
    Provision for loan loss                                       1,200         52,500
    Mortgage loans originated for sale                       (8,441,480)   (11,202,439)
    Sale of mortgage loans                                    7,581,005     14,615,122
    Net amortization/accretion on securities                     (4,867)       (18,497)
    Gain on sale of available for
     sale securities                                            (23,377)             -
    Loss on sale of trading account
     securities                                                       -          3,459
    Proceeds from sales of trading account
     securities                                                       -      1,842,600
    Change in:
      Investment in Northern Michigan BIDCO                    (178,726)       (77,686)
      Purchased mortgage servicing rights                      (353,386)        10,920
      Other real estate                                          (4,071)            10
      Increase in other assets                                 (162,272)      (187,898)
      Decrease in other liabilities                            (873,940)       (49,762)
                                                           ------------   ------------
       Net cash from (used in)
         operating activities                                (2,444,052)     5,060,361
                                                           ------------   ------------
    Cash flow from investing activities:
      Purchase of available for sale
       securities                                            (2,652,639)    (6,442,198)
      Proceeds from sales of available for
       sale securities                                        1,814,862         80,000
      Loans granted net of repayments                        (3,467,985)      (604,088)
      Premises and equipment expenditures                       (21,925)       (19,859)
      Principal paydowns on available for
       sale securities                                          458,580        258,951
                                                           ------------   ------------
       Net cash from (used in)
         investing activities                                (3,869,107)    (6,727,194)
                                                           ------------   ------------
    Cash flow from financing activities:
      Net increase in repurchase agreements                   2,809,000         40,228
      Net increase in deposits                                2,390,804      2,661,503
      Other Bank Borrowings                                   1,361,157              -
      Net increase (decrease) in mortgage
       escrow accounts                                          229,341     (1,550,502)
      Amount due to Broker                                   (1,288,169)             -
      Principal payment on notes payable                              -        (76,000)
                                                           ------------   ------------
       Net cash from
         financing activities                                 5,502,133      1,075,229
                                                           ------------   ------------
          Net change in cash and
            cash equivalents                                   (811,026)      (591,604)

   Cash and cash equivalents:
     Beginning of period                                      1,514,679      6,455,516

     End of period                                         $    703,653   $  5,863,912
                                                           ============   ============

    Supplemental disclosure of cash flow information:

    Cash paid for interest expense                         $    274,340   $    503,792
    Cash paid for income taxes                                  852,719              -


   The accompanying notes are an integral part of the financial statements.

               NEWBERRY BANCORP, INC. AND SUBSIDIARY                        8
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1) General

         See note 1 of Notes to Financial Statements incorporated by reference in the Company's 1994 Annual Report on Form 10-K for a summary of the Company's significant accounting policies.
         The unaudited financial statements included herein were prepared from the books of the Company in accordance with generally accepted accounting principles and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company's 1994 Annual Report to Stockholders, and reflect adjustments which are solely of a normal, recurring nature. The current interim periods reported herein are included in the fiscal year subject to independent audit at the end of the year.
         Earnings per share are calculated based on the weighted average number of common shares outstanding during each period as follows: 1,200,000 and 1,172,853 for the three months ended March 31, 1995 and 1994, respectively. Stock options are considered not dilutive and therefore, not included in earnings per share calculations.

(2) Available-for-sale Securities

         The Bank's available-for-sale securities portfolio at March 31, 1995 had a net unrealized loss of approximately $296,000 as compared with a net unrealized loss of approximately $798,000 at December 31, 1994, an improvement of $502,000 due to an improvement in the current market value of adjustable-rate U.S. agency guaranteed mortgage-backed securities.

Available-for-sale securities

                                                    March 31, 1995
                             -----------------------------------------------------------
                                                       Gross                   Estimated
                              Amortized              Unrealized                     Fair
(in thousands)                     Cost        Gains            Losses             Value
- - ----------------------------------------------------------------------------------------
U.S. agency mortgage-backed      18,979          143             (492)            18,630
U.S. agency equity                  739           14                -                753
State and municipal                 101                             -                101
Other equity                         45           39                -                 84
                                -------         ----            ------           -------
Total investment securities
  available for sale            $19,864         $196            $(492)           $19,568
                                =======         ====            ======           =======

Available-for-sale securities (continued)                                     9

                                                  December 31, 1994
                            -----------------------------------------------------------
                                                      Gross                  Estimated
                            Amortized              Unrealized                     Fair
(in thousands)                   Cost        Gains            Losses             Value
- - ---------------------------------------------------------------------------------------
U.S. agency mortgage-backed     $16,818        $10            $(864)           $15,964
Other U.S. agency                 1,740          3                -              1,743
U.S. agency equity                  739         14                -                753
State and municipal                 101          -                -                101
Other equity                         58         39                -                 97
                                -------        ---            ------           -------
Total investment securities
  available for sale            $19,456        $66            $(864)           $18,658
                                =======        ===            ======           =======


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY

     In the three months ended March 31, 1995, a net loss of $13,113 was realized versus a net income of $46,087 in the same period in 1994. Net interest income decreased from $550,409 in the 1994 period to $107,984 in the 1995 period, and other income was $238,829 in the 1995 period versus $234,910 in the 1994 period. The decline in net income was primarily the result of the decrease in net interest income in the quarter. The reduction of net interest income was due principally to the sale of the majority of the Bank's loan portfolio in December 1994, and also due to decreased spread income from the bank's securities portfolio. Other operating expense decreased to $383,688 in the 1995 period from $691,263 in the 1994 period. Unusual operating expenses during the three months ended March 31, 1995 were a major contributing factor to the loss.
     Net income (loss) per share in the three months ended March 31, 1995 was ($0.011), and in the three months ended March 31, 1994 was $0.039 per share.

     The following table summarizes the pre-tax income of each profit center of the Company for the three months ended March 31, 1995:

         THREE MONTHS ENDED MARCH 31, 1995 PRE-TAX INCOME (LOSS) SUMMARY

                 Banking & Mortgage Banking                  (76,766)
                 Equity in earnings of
                   Northern Michigan BIDCO                    46,726
                 Corporate Office                             (8,035)
                                                            ---------
                 Total                                      $(38,075)

     The loss of the Company for the three months ended March 31, 1995 was principally a result of a lack of profitability from the Company's banking operations, which was only partially offset by the equity in the earnings of Northern Michigan BIDCO and income from the mortgage banking operation.

     The following table summarizes the pre-tax income of each profit center of the Company for the three months ended March 31, 1994:

         THREE MONTHS ENDED MARCH 31, 1994 PRE-TAX INCOME (LOSS) SUMMARY

                 Community Banking:
                   Newberry Office:                                     $132,362
                   Sault Office:                                         (70,887)
                 Mortgage Banking                                        (12,053)
                 Equity in earnings of
                   Northern Michigan BIDCO                                77,686
                 Corporate Office                                        (85,552)
                                                                        ---------
                 Total                                                  $ 41,556

RECENT DEVELOPMENT

     The Bank has applied to its banking regulators to relocate its main office to Ann Arbor, Michigan, near the University of Michigan's Medical Center. In connection with the Bank's sale of three branches and associated loans and deposits in December 1994, the State of Michigan Financial Institutions Bureau (the "FIB") has imposed certain post-closing conditions to maintain the Bank's charter with the State of Michigan. Although it is unlikely that the application will be granted by the earlier deadline imposed by the FIB, management believes that an extension is likely under the circumstances. The granting of such extension is within the sole discretion of the FIB.
     If the application, or an amendment of the application is not approved, management has committed to the FIB that it will place the Bank into voluntary liquidation no later than June 1, 1995, or later, if the deadline is extended. Under state law the liquidation could take up to three years. Management would anticipate that such a liquidation would not have a material adverse effect on the Bank's net equity. Management believes that it is unlikely that the application will be denied.

RESULTS OF OPERATIONS

Net Interest Income

     Net interest income decreased from $550,409 for the three months ended March 31, 1994 to $107,984 for the three months ended March 31, 1995. Net interest income fell from the year ago period because of a decrease in loans and an increase in the cost of interest bearing liabilities. The yield on interest earning assets decreased from 7.29% in the 1994 period to 7.02% in the 1995 period. The cost of interest bearing liabilities increased from 3.57% in the 1994 period to 6.57% in the 1995 period, causing net interest income as a percentage of total earning assets to decrease from 3.94% to 1.40%.

Interest income

     Interest income decreased from $1,017,389 in the quarter ended March 31, 1994 to $531,762 in the quarter ended March 31, 1995. The average volume of interest earning assets decreased from $55,821,749 in the 1994 period to $30,202,189 in the 1995 period, a decrease of 45.9%. The decreased volume of earning assets was due to the sale of deposits in December 1994, offset by new wholesale money market borrowings. Interest income decreased as a result of a decrease in earning assets also as a result of the sale. The overall yield on the loan portfolio increased from 8.39% to 10.56%. The yield on the loans which the Bank retained was increased to compensate for their somewhat higher risk profile.
     The average volume of investment securities in the three months ended March 31, 1995 increased 18.7% over the same periods in 1994, as the Bank's portfolio of adjustable rate agency backed mortgage securities was increased throughout late 1994.
     The yield increased from 4.93% in the three month period ended March 31, 1994 to 5.49% in the 1995 period. The increase in yields was in line with the general increase in interest rates between early 1994 and early 1995.

Interest Expense

     Interest expense decreased from $466,980 in the three months ended March 31, 1994 to $423,778 in the 1995 period. The decrease was due to a decrease in interest bearing liabilities as a result of the sale, only partially offset by an increase in rates paid on deposits and borrowings. A portion of the increase in rates was due to generally higher short term interest rates. A shift to more heavy reliance on more expensive wholesale funds was also a factor. The cost of funds increased from 3.57% in the 1994 period to 6.57% in the 1995 period. The average volume of interest bearing liabilities decreased 50.6% in the 1995 period versus the 1994 period.


                       MONTHLY AVERAGE BALANCE SHEET AND
                            INTEREST MARGIN ANALYSIS

     The following tables summarize monthly average balances, revenues from earning assets, expenses of interest bearing liabilities, their associated yield or cost and the net return on earning assets for the three months ended March 31, 1995 and 1994.

                                                                            12

                                                    Three Months Ended March 31,
                                          ----------------------------------------------------------------------
                                                          1995                               1994
                                          ----------------------------------    --------------------------------
                                                         Interest    Average                  Interest   Average
                                            Average      Income/     Yield/        Average     Income/    Yield/
                                            Balance      Expense      Cost         Balance     Expense    Cost
ASSETS
Interest Earning Assets:
  Short term investments:
    Interest bearing deposits            $   701,641   $    8,987     5.12%    $ 1,508,052   $   18,441   4.89%
    Federal funds sold                     1,167,884       16,180     5.54%      2,574,944       21,684   3.37%

  Investment Securities:
    Non-taxable (1)                          101,046        1,802     7.13%        270,125        4,563   6.76%
    Taxable                               19,124,392      264,355     5.53%     13,420,807      174,322   5.20%
                                         ---------------------------------      ------------------------------
  Total investment securities             21,094,963      291,324     5.52%     17,773,928      219,010   4.93%
  Loans: (2)                             ---------------------------------      ------------------------------
    Commercial                             1,668,210       56,011    13.43%      6,663,710      132,764   7.97%
    Real Estate                            5,884,341      135,965     9.24%     21,159,160      420,648   7.95%
    Installment/Consumer                   1,554,675       48,462    12.47%     10,224,950      244,966   9.58%
                                         ---------------------------------      ------------------------------
  Total Loans                              9,107,226      240,438    10.56%     38,047,821      798,379   8.39%
                                         ---------------------------------      ------------------------------
Total earning assets                      30,202,189      531,762     7.04%     55,821,749    1,017,389   7.29%
                                         ---------------------------------      ------------------------------
Less allowance for possible
  loan losses & deferred fees               (354,367)                             (329,312)
                                         -----------                           -----------
                                          29,847,822                            55,492,437

Mortgage servicing rights                  1,754,385                             1,773,425
Non earning assets                         1,930,935                             7,480,202
                                         -----------                           -----------
     Total assets                        $33,533,142                           $64,746,064
                                         ===========                           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest Bearing Liabilities:
  Deposit Accounts:
    Now/S-Now                            $    74,480   $      479     2.57%    $ 5,625,096   $   35,526   2.53%
    Savings                                  100,273          611     2.44%      5,268,641       32,423   2.46%
    Canadian Dollar Savings                1,066,609       17,954     6.73%      1,919,638       19,758   4.12%
    Time Under $100,000                    8,329,727      134,651     6.47%     10,143,425      122,472   4.83%
    Time Over  $100,000                            0            0     0.00%        601,500        7,576   5.04%
    Borrowed Funds                        12,466,545      206,523     6.63%      7,460,048       61,815   3.31%
    Money Market                           2,776,527       40,135     5.78%     19,041,613      149,994   3.15%
    Holding company debt                   1,000,000       23,425     9.37%      2,233,200       37,416   6.70%
                                         ---------------------------------      ------------------------------
      Total interest bearing
        liabilities                      $25,814,161      423,778     6.57%    $52,293,161      466,980   3.57%
                                         =============-----------     ----     =============-----------   ----
Net interest income                                    $  107,984                            $  550,409
                                                       ==========                            ==========
Weighted average rate spread                                          0.48%                               3.72%
                                                                     =====                               =====
Net yield on average earning
  assets                                                              1.43%                               3.94%

(1) Actual yields; not adjusted for Tax-equivalent yields.
(2) For purposes of computing average yields on the loan portfolio as presented in the above analysis, loans on non-accrual status are included in the average loan balances.

Provision for Loan Losses

     Management decreased the monthly loan loss provision to a rate of $400 in the three months ended March 31, 1995 from $17,500 in the prior-year period. The reduction was made due to management's assessment of the adequacy of the reserve and the low level of origination of non-guaranteed loans. The actual loan losses were $26,625 in the three month period ended March 31, 1995 versus $3,111 in the three month period ended March 31, 1994.

                                                        Three Months Ended
                                                             March 31
                                               1995                               1994
                                   ----------------------------------------------------------
Provision for loan losses                     1,200                              52,500
Loan charge-offs                             26,625                               3,111
Reclassification                            (19,736)                                  -
Recoveries                                      386                               7,072
                                            -------                             -------
Net increase (decrease)
  in provision                              (44,775)                             56,461





                                                At                                  At
                                         March 31, 1994                     December 31, 1994
                                   ----------------------------------------------------------
Total loans (1)                           8,005,202                           4,583,192
Reserve for loan losses                     317,784                             362,559
Reserve/Loans (1), %                           3.97%                               7.91%

(1) Excludes loans held for sale.

     In addition to the general loan loss reserve, the Company had a Michigan Strategic Fund loan loss reserve balance of approximately $65,000 available at March 31, 1995 and December 31, 1994 to offset loan losses on a group of commercial loans amounting to approximately $564,000 at March 31, 1995 and $534,893 at December 31, 1994. The Michigan Strategic Fund (the "MSF") is a State of Michigan sponsored program. Under the terms of the program, the Bank can assign, at the Bank's sole discretion, business loans to be covered by MSF guarantees. The funds which are paid to the Bank by the MSF are held at the Bank in a segregated account to offset such loan losses. If there are no losses and the loans are all liquidated, the MSF would retain ownership of the funds in the segregated account. The Bank expects to recover $10,500 of the chargeoffs in the three months ended March 31, 1995 from the MSF loan loss reserve balance in the near future.

     Financial Accounting Standards Board ("FASB") has issued statement number 114, Accounting by Creditors for Impairment of a Loan, which must be adopted for fiscal years beginning after December 14, 1994. The Company has not fully analysed the impact of adopting this statement but believes that upon adoption the impact will be not material.

     The following schedule summarizes the Company's nonperforming loans for the periods indicated:

                                                       At                                       At
                                                March 31, 1995                           December 31, 1994
                                                -------------------------------------------------------------
Past due 90 days and over
     and still accruing:
  Real estate                                           77,117                                   76,576
  Installment                                           16,463                                   92,947
  Commercial                                           135,302                                  112,219
                                                     ---------                                  -------
    Subtotal                                           228,882                                  281,742

Nonaccrual loans:
  Real estate                                          108,056                                  108,056
  Installment                                                -                                        -
  Commercial                                             8,520                                    4,893
                                                       -------                                  -------
    Subtotal                                           116,576                                  112,949

Other real estate owned                                134,086                                  130,015
                                                     ---------                                ---------

     Total                                             479,544                                  524,706
       As % of loans (1)                                  5.99%                                   11.45%
     Ratio of reserve for loan
       losses to all loans
       90 days and over                                   92.0%                                    91.9%

(1) Excluding loans held for sale.

     Economic conditions in the Bank's primary market area appear to have stabilized in the period. The growth in the Sault Ste. Marie area appears to have ceased; however, the Newberry area appears to be growing following the announcement of the establishment of a major prison complex in the town by the State Department of Corrections. The full impact of the prison complex on the local economy is likely to be felt later in the year, when it is fully staffed. The sale of the bulk of the Bank's loan portfolio leaves the Bank with a larger than average loan loss reserve and a larger than average ratio of underperforming loans.

     Management believes that the current reserve level and the ongoing loan loss reserve for loan losses is adequate to absorb future losses inherent in the loan portfolio, although the ultimate adequacy of the reserve is dependent upon future economic factors beyond the Company's control. A downturn in the general nationwide economy will tend to aggravate, for example, the problems of local loan customers currently facing some difficulties. A general nationwide business expansion could conversely tend to diminish the severity of any such difficulties.

Non-Interest Income

     Total non-interest income increased to $238,829 for the three months ended March 31, 1995 from $234,910 for the three months ended March 31, 1994. The increase was principally a result of a $69,732 increase in the Bank's mortgage banking income, and an increase in securities gains, which was partially offset by a $30,960 decrease in the Company's share of the profit from the equity investment in Northern Michigan BIDCO and decreases in other fee income related to the sale of three branches in December 1994.

     Securities. During the three months ended March 31, 1995 a realized gain of $15,330 was booked by the Company, with total proceeds of $74,367, on the sale of shares in Banco de Galicia, a leading Argentine bank (NASDAQ - BGALY) from the trading portfolio. At March 31, 1995, the Company had an unrealized gain on its equity portfolio of $39,968.
     During the three months ended March 31, 1995, three securities totalling $1,746,515 were sold from the Bank's available-for-sale securities portfolio with a gross realized gain of $8,047 and no losses. During the quarter, the Bank liquidated its position in monthly adjusting agency debentures. The Bank still has a position in agency backed CMOs indexed monthly to the 11th District Cost-Of-Funds Index and agency backed CMOs indexed to the one year CMT (the "ARM Securities Portfolio"). At March 31, 1995, approximately $19,000,000 of the Bank's portfolio was invested in variable-rate U.S. agency mortgage backed securities. The decrease in early 1995 in short term interest rates has increased the market value of the Bank's ARM Securities Portfolio from an unrealized loss of $851,000 at December 31, 1994 to an unrealized loss of $349,000 as of March 31, 1995, an increase in value of $502,000. In the past month, this positive trend has continued, and at April 30, 1995, the unrealized loss in the Bank's ARM Securities Portfolio has decreased further to $221,757.
     Management made the decision in December 1994, at the time of the sale, to hold onto the Bank's ARM Securities Portfolio, although its cost of funds to carry the portfolio at the time exceeded the yield on the portfolio. During the first quarter of 1995, the yield on the Bank's taxable investment securities was 5.49%, versus the cost of borrowed funds of 6.63% and CDs of 6.47%. As the rates on the ARM Securities Portfolio adjust over the next several months, the yield will increase, and it is expected that the Bank's ARM Securities Portfolio should ultimately yield between 1-2% over the cost of funds, unless short term interest rates again increase sharply, as they did throughout 1994. The negative net interest income on the ARM Securities Portfolio had a substantial negative impact on profitability in the first quarter, however, a portion of the return in these securities over the past quarter was expected by management to be an increase in market value, which was $502,000 in the first quarter of 1995.

     Foreign Exchange. Foreign exchange revenues decreased to $12,431 for the three months ended March 31, 1995 from $47,515 in the 1994

                                                                             16
period, as a result of the sale of the three bank branches in December 1994.

     Mortgage Banking. Mortgage banking income increased to $144,583 in the three months ended March 31, 1995 from $74,851 in the three months ended March 31, 1994. Sharply decreased loan purchase and origination volumes during the 1995 period were offset by an increase in return from the Bank's investment in FHLMC single family mortgage loans serviced for others, and a recovery of $58,058 previously charged to income on loans held for sale as a result of an increase in the market value of the loans held for sale.
     At March 31, 1995, the Bank serviced $150,074,735 of FHLMC mortgages for others and owned servicing rights on another $29,995,997 subserviced by an affiliate of the BIDCO, versus $150,627,733 at December 31, 1994. The following table summarizes the portfolio by type and mortgage note rate:

($ in 000s)                                                         FIXED RATE - BY MATURITY
                                                   --------------------------------------------------------------
MORTGAGE RATE (%)                 ARMs             UNDER 10                  10-25                    OVER 25
9.00 and up                           -                    42                   113                        3,939
8.50 - 8.99                         117                   567                   576                       20,085
8.00 - 8.49                          89                   546                 1,664                       30,571
7.50 - 7.99                         753                   450                 3,634                       47,865
7.00 - 7.49                         891                   572                14,253                       23,277
6.50 - 6.99                       4,733                 1,097                11,277                        6,084
6.00 - 6.49                       2,755                   661                 1,786                          474
under 6.00                          825                   293                    82                            -
                                 ------                ------                ------                      -------
                                 10,163                 4,227                33,385                      132,295

Current market
  interest rates                  7.50%                 7.60%                 7.82%                        8.28%
Average annual
  servicing fee                   0.56%                 0.30%                 0.29%                        0.26%

     If interest rates were to decline to levels briefly seen during the Summer of 1993, the portfolio would experience significant refinancings and payoffs, which would hurt income.

Mortgage Payoffs
First Quarter 1994                                                         $5,347,079
Second Quarter 1994                                                         3,358,617
Third Quarter 1994                                                          1,539,680
Fourth Quarter 1994                                                         1,544,922
First Quarter 1995                                                            765,480

     If interest rates were to stay at current levels, refinancings and payoffs would likely increase over recent experience since approximately 20% of the fixed rate mortgages being serviced carry interest rates within 0.5% of the current market rate. Based on recent comparable sales and indications of market value from industry brokers, management believes that the current market value of the Bank's portfolio of mortgage servicing rights exceeds cost by approximately $440,000 to $600,000. Market interest rate conditions can quickly affect the value of mortgage servicing rights in a positive or negative fashion, as long term interest rates rise and fall. A portion of the Bank's ARM Securities Portfolio acts as a hedge against repayments of mortgage servicing rights.
     At March 31, 1995, the Bank had outstanding purchase commitments to buy single family FHLMC qualifying mortgage loans of $3,811,000 and outstanding forward commitments to deliver FHLMC mortgage-backed securities of $5,380,000, substantially all of which commitments were for delivery within three months or less. The following tables summarize mortgage banking activity for the three months periods ending March 31, 1995 and 1994:


(amounts in $000s)                                   Three Months Ended
                                                           March 31
                                                  1995              1994
                                                -----------------------------
Net servicing originated                              (553)           3,434
Bulk servicing purchased                            29,996                -
                                                    ------           ------
Net increase in servicing                           29,443            3,434
                                                    ======           ======

(amounts in $000s)                                   March 31,                                 December 31,
                                                       1995                                       1994
                                                ----------------------------------------------------------
Total servicing (1)                                   180,071                                     150,628
Book value of servicing                                 1,961                                       1,626
Estimated market value
  of servicing:
  Management estimate (2)                               2,527                                       2,162
  Discounted cash flow (3)                              2,111                                       1,910
Estimated excess of market
  over book value (4)                                 150-566                                     536-284

(1) Includes servicing related to FHLMC qualified loans held for delivery of $4,989,795 at March 31, 1995, $4,129,321 at December 31, 1994.
(2) Assumes a price based upon market transactions at March 31, 1995 and December 31, 1994 of 5.8x (5.8 times the servicing fee) for 30-year production, 4.8x for 15-year production and 3.1x for Balloon servicing and 3.2x for ARM servicing. A discount of 1x is subtracted for servicing on California properties.
Table continued on following page

(3) Uses net present value analysis of future cash flows, discounted back at 13.14% (the original rate used to price the bulk portfolio purchased in 1993).
(4)  Range based upon the two methods used in (2) and (3), above.

- - --------------------------
During 1994 and early 1995, market transactions for servicing rights show a trend to increased prices.

     In the first quarter, the Bank acquired a $30,000,000 portfolio of low coupon 1993 servicing on properties located in California for 1.04% of unpaid principal balance, which is being subserviced by a subservicing firm to which the BIDCO has a loan investment with equity participation. The Bank has recently added some new mortgage correspondents. In addition, the Bank recently began selling B and C impaired credit quality loans to a correspondent. Recent origination activity subsequent to quarter-end has increased and management anticipates that its monthly mortgage origination activity will increase in the second quarter of 1995 from the depressed levels of the first quarter. Farmer Mac, the AgFirst Farm Credit Bank and FNMA have announced that they expect to begin pooling Farmer Mac Guaranteed Rural Housing Loans beginning August 1, 1995, and the Bank expects to participate as a nationwide seller under the program. The Bank owns over 1% of Farmer Mac's outstanding common stock.

     Northern Michigan BIDCO. Northern Michigan BIDCO (the "BIDCO") invests in businesses in Northern Michigan with the objective of fostering job growth and economic development. As of March 31, 1995, the BIDCO had made fourteen such investments, amounting to a total of $7,025,000 at original cost. At March 31, 1995, the BIDCO had total assets of $6,746,260 (treating three companies of which the BIDCO maintains a controlling interest on a non-consolidated basis). For the three months ended March 31, 1995 and 1994, the Bank's 43.08% equity share in the earnings of the BIDCO's reported net income was $46,726 and $77,686, respectively.
     The Bank owns 280 shares of common stock in the BIDCO, currently representing a 43.08% equity interest. In January 1995, the Company purchased $132,000 principal amount of the BIDCO's 9% convertible debentures at par value, thereby increasing the Company's consolidated fully diluted ownership in the BIDCO to 13.89% from 10.57%.

     Northern Michigan BIDCO makes its investments in the form of loans or direct equity investments, or a combination thereof. The BIDCO's limit on its investment in one borrower is currently $500,000, and the BIDCO arranges participations for investments in excess of this amount. The Bank is restricted from investing or lending to a business that the BIDCO finances. The BIDCO typically receives warrants or participation rights in the companies in which it invests. To date, investments (at original investment cost) have been made in the following types of businesses:

Northern Michigan BIDCO, investments:

                                                                        Equity
         Industry                                        Amount         Participation?
         ABC-TV affiliate                            $  300,000           yes
         Adult foster care                               40,000           no
         Cable TV                                       350,000           yes
         Children's clothing manufacturer               200,000           yes
         Environmental engineering                      100,000           yes
         Hotel                                          300,000           yes
         Loan subservicing                              450,000           yes
         Mining equipment manufacturer                   80,000           no
         Paper converting plant                         500,000           yes
         Paper recycle pulp mill                        780,000           yes
         Plastic injection molding                    2,000,000           no    (paid-off)
         Railroad boxcar leasing                      1,300,000           no
         Railcar equipment manufacturing                125,000           yes
         Tissue paper mill                              500,000           yes
                                                      ---------
         Total                                       $7,025,000
                                                     ==========

At March 31, 1995, the BIDCO had the following outstanding conditional commitments to lend:

         Cable TV (add-on)                            $150,000
                                                       -------
         Total                                        $150,000
                                                       =======

     The BIDCO recently received federal government approval of an application for $2,000,000 in funding in the form of a 1% 30-year loan to a non-profit affiliate of the BIDCO, Northern Michigan Foundation (the "Foundation"). The Foundation will be lent this money at 1% interest for 30 years. The Foundation will relend this money to businesses in Northern Michigan to promote economic development and to create jobs for low and moderate income individuals. It is anticipated that an increasing portion of the BIDCO's normal operating expenses will be absorbed by the Foundation.

Non-Interest Expense

     Non-interest expense decreased from $691,263 in the three months ended March 31, 1994 to $383,688 for the three months ended March 31, 1995. Such decrease was primarily the result of the sale of three branches of the Bank in December 1994. Certain unusual expenses negatively impacted the 1995 first quarter. Legal expenses of the Bank were $69,844 in the 1995 period versus $11,409 in the 1994 period, resulting from foreclosure expenses and a related lender liability countersuit related to one case, since decided in the Bank's favor. Approximately $25,000 in extra temporary personnel expenses were incurred in the 1995 period as a result of short term personnel requirements following the sale. Non-interest operating expense for only the parent company decreased from $49,555 for the three month 1994 period to $10,767 for the 1995 period. Management fees and goodwill amortization expense previously incurred at the holding company level were discontinued due to the sale. Legal and audit expenses were also lower.

Liquidity and Capital Resources

Parent Company Liquidity:
     At year-end 1994, Newberry Bancorp, Inc. held cash and marketable equity securities of $151,922. This increased by $75,243 to $227,165 at March 31, 1995. The increase in cash and marketable equity securities was due to intercompany tax transfers. During the three months ended March 31, 1995 no dividends were paid from the Bank, as a result of low profitability at the Bank. Dividends from the Company's bank subsidiary together with earnings from the cash and marketable equity securities held by the parent company are the principal sources of income used to fund the parent company's indebtedness owing to BankOne Milwaukee, N.A. ("BankOne"), which amounted to $1,000,000 at March 31, 1995 and at December 31, 1994. The Company's bank debt currently calls for a balloon maturity on June 1, 1995, however, the Company has applied for a renewal based upon its application to establish a branch in Ann Arbor, Michigan, and management currently expects such renewal to be granted. If not, the Bank would pay a special dividend from retained earnings to pay off the balance.

Capital Resources:

     The following table sets forth the Bank's risk based assets, and the capital ratios and risk based capital ratios of the Bank and Company.




                              NEWBERRY STATE BANK
Risk Adjusted Assets & Risk Adjusted Capital Ratio at March 31, 1995
                                 ($ in 000's)
- - -------------------------------------------------------------------------------

                                                                      Risk Adj.
                                                 Value      Risk        Asset
                    Asset                       (000's)    Weight       Value
- - ---------------------------------------------  ---------  ---------   ---------
Cash and Fed Funds                                   11          0%          0
U.S. and Canadian Treasuries                          0          0%          0
U.S. Gov't Agency Securities                      1,779          0%          0
Reserve for Loan Losses                            (318)         0%          0
U.S. Gov't Sponsored Agency Securities           17,604         20%      3,521
U.S. Gov't Guaranteed Loans                         525         20%        105
Balances at Domestic and Canadian Banks             693         20%        139
General Obligation Municipal Securities             101         20%         20
1-4 Family Mortgage Loans                         8,642         50%      4,321
Municipal Revenue Bonds                               0         50%          0
All Other Loans                                   3,828        100%      3,828
All Other Securities                                  0        100%          0
Real Estate Owned                                   134        100%        134
Premises & Equipment                                381        100%        381
Mortgage Servicing Rights                         1,961        100%      1,961
Other Assets                                      1,120        100%      1,120


- - ---------------------------------------------   -------
TOTAL ASSETS                                     36,461
                                                =======
Off Balance Sheet Items:
     Letters of Credit and Committments             700     100.00%        700
     Foreign Exchange Contracts                   1,058       0.50%(1)       5
     Interest Rate Contracts                          0       0.00%(1)       0
     FHLMC Loan Purchase Committments             1,654      50.00%        827
     MBS FHLMC Forward Sell Committments          2,022       0.00%(1)       8
     Agency Guaranteed Commercial Loans Sold        231      20.00%         46
                                                --------  ---------    -------
TOTAL RISK-ADJUSTED ASSETS                                              17,116
                                                                       =======

CAPITAL RESOURCES                                                            0
Shareholders Equity, GAAP                         5,313                  5,313
Unrealized Loss on AFS Securities                  (221)                  (221)
Investment in Unconsolidated Subsidiary             519                    519
                                                -------                -------
Total Equity (Tier 1)                             5,611                  5,611
Qualifying Loan Loss Reserve (Tier 2)               214                    214
                                                -------                -------
Regulatory Capital (Tier 1 & Tier 2)              5,825                  5,825
                                                =======                =======

Primary and Total Capital Ratio (Leverage)        16.26%
                                                =======
Risk-adjusted Capital Ratio (Tier 1)              32.78%                 32.78%
                                                =======                =======
Risk-adjusted Capital Ratio (Tier 2)              34.03%                 34.03%
                                                =======                =======
Newberry Bancorp Consolidated
     Total Capital Ratio (Leverage Ratio)         11.36%
                                                =======

(1) Plus market value, or replacement cost valuation, as required.

The Newberry State Bank Liquidity:

     The Company's primary sources of liquidity are customer deposits, scheduled amortization and prepayments of loan principal, cash flow from operations, maturities of various investments, the sale of loans held for sale, reverse repo credit lines secured by securities, and overnight fed funds credit lines from correspondent banks. In addition, the Bank invests in overnight Federal Funds. At March 31, 1995, the bank had cash and due from banks and fed funds on hand of $700,000. At March 31, 1995 the Bank had available overnight fed funds lines of $2,600,000. In order to bolster liquidity, the Bank has also sold brokered CDs from time to time.

Impact of Inflation

     The primary impact of inflation on the Company's operations is reflected in increased operating costs. Because the assets and liabilities of the Company are primarily monetary in nature, changes in interest rates have a more significant impact on the Company's performance than the general effects of inflation. However, to the extent that inflation affects interest rates, it also affects the net income of the Company.
     Last year's sharp rise in short term interest rates led to an increase in funding cost of the Bank's ARM Securities Portfolio and a decrease in unrealized market value of this portfolio. In the short run, the rise in interest rates has depressed net interest income and will continue to do so until the interest rates on these securities reprice by adjusting upward at the scheduled repricing dates.
     Rising long term and short term interest rates tends to increase the value of the Bank's investment in mortgage servicing rights and improve the Bank's current return on such rights by lowering required amortization rates on them. However, rising interest rates tends to decrease new mortgage origination activity, negatively impacting current income from mortgage banking operations. The table on page 23 details the Bank's asset/liability sensitivity as of March 31, 1995.

                                      The Newberry State Bank              23
                                 Asset/Liability Position Analysis
                                             ($ in 000s)
                                       Maturing or Repricing in
                        -------------------------------------------------------
                        Under    91 Days-    1-5      Over 5     All    Total
                        3 Months   1 Year   Years     Years    Others
                        -------- -------- --------   --------  ------  --------
ASSETS
- - ------
Fed Funds                    11                                              11
Loans (1)                   542    1,280    2,733       26 (1)            4,581
Securities                6,527   13,176       15       12         792   20,522
Loans held for sale       4,990                                           4,990
Matured Loans               233                                             233
Variable Loans            2,597                                           2,597
Other Assets                                                     2,886    2,886
Cash & Due                  476                                    217      693
Overdrafts                  166                                             166
Non Accrual Loans                                                  117      117
Valuation Adjustment                                              (335)    (335)
                         ------   ------   ------   ------      ------   ------
                         15,542   14,456    2,748       38       3,677   36,461
LIABILITIES
- - -----------
Other CDs                 7,750    3,999       60                        11,809
MMDA                      2,309                                           2,309
Now & S-Now                   4       10       58                            72
Demand & Escrows                                                 1,948    1,948
Savings                      96                                              96
Can$Savings                 847                                             847
Other Liabilities                                                  333      333
Repos & Borrowings       13,970                                          13,970
Equity                                                           5,077    5,077
                         ------   ------   ------   ------      ------   ------
                         24,976    4,009      118        -       7,358   36,461

                   GAP   (9,434)  10,447    2,630       38      (3,681)

        CUMULATIVE GAP   (9,434)   1,013    3,643    3,681

                         -25.87%    2.78%    9.99%   10.10%

NOTES:
(1) Net of bad debt reserve.

         PART II OTHER INFORMATION

Item 1. Legal Proceedings

     There are no material pending legal proceedings to which the Company or any of its subsidiaries is party or to which any of their properties are subject.

Item 5. Other information

     Parent Company Financial Information

         Certain condensed financial information with respect to Newberry Bancorp, Inc. follows:

               NEWBERRY BANCORP, INC. (The Parent)                            25

               Condensed Balance Sheet (Unaudited)

                                               March 31,         December 31,
                                                  1995               1994
                                              ----------        ------------
    ASSETS
    Cash and due from banks                   $  143,461        $     54,151
                                              ----------        ------------
    Investment in subsidiary                   5,209,040           4,746,807
                                              ----------        ------------
    Due from ESOP                                  1,000               1,000
    Available for sale securities (Note 2)        83,704              97,771
    Federal income tax receivable                150,534              22,281
    Furniture, fixtures & equipment                3,994               4,744
    Deferred taxes                                 8,537               8,537
    Prepaid expenses and other assets             67,556             973,212
                                              ----------        ------------
    Total other assets                           315,325           1,107,545

      TOTAL ASSETS                             5,667,826           5,908,503
                                              ==========        ============



                                              March 31,         December 31,
                                                 1995               1994
                                              ----------        ------------
    LIABILITIES AND SHAREHOLDERS EQUITY

    Note payable                               1,000,000           1,000,000
    Accrued interest payable                     102,223              78,798
    Accounts payable                              15,939             734,017
    Payable to bank subsidiary                   135,817                   -
                                              ----------        ------------
         Total Liabilities                     1,253,979           1,812,815

    Stockholders' equity:
      Net unrealized gain (loss) on
        available-for-sale securities           (194,516)           (525,788)
      Capital stock and paid in capital        2,490,270           2,490,270
      Retained earnings                        2,118,093           2,131,206
                                              ----------        ------------
         Total Stockholders' equity            4,413,847           4,095,688
                                              ----------        ------------

         TOTAL LIABILITIES AND
           SHAREHOLDERS EQUITY                $5,667,826        $  5,908,503
                                              ==========        ============

                NEWBERRY BANCORP, INC. (The Parent)                           26

     Condensed Statement of Operations        For the Three-Month
            (Unaudited)                          Periods Ended
                                                   March 31,
                                               1995         1993
                                            -----------  -----------
Interest on Securities                      $   1,920    $       -
Net income from bank subsidiary                (1,040)     103,634
Gain (loss) on sale of investment              15,330            -
Other income                                    8,907        1,419
                                            ---------    ---------
   Total income                                25,117      105,053
                                            ---------    ---------
Interest expense                               23,425       37,416
Amortization expense                                -        3,184
Management fees                                     -       15,000
Legal and Audit Expense                         3,508       20,347
Public listing expense                          1,000        1,126
Other expenses                                  6,259        9,898
                                            ---------    ---------
   Total expenses                              34,192       86,971
                                            ---------    ---------
   Income before income taxes                  (9,075)      18,082
                                            ---------    ---------
   Income taxes (benefit)                       4,038      (28,005)
                                            ---------    ---------
   Net income                                 (13,113)      46,087
                                            =========    =========

Net income per common share                   ($0.011)      $0.039
                                            =========    =========

Dividends declared per share                $  ---       $  ---
                                            =========    =========

          NEWBERRY BANCORP, INC. (The Parent)                                 27

          Condensed Statement of Cash Flows
                  (Unaudited)
                                                                    For the Three-Month
                                                                       Periods Ended
                                                                         March 31,

                                                                   1995             1994
   Reconciliation of net income (loss)
     to net cash used in
     operating activities:
      Net income (loss)                                        $  (13,113)     $    46,087
      Depreciation                                                    750              750
      Amortization                                                      -            3,184
      Proceeds from sales of trading securities                    74,367
      Purchases of trading securities                             (44,970)               -
      Loss (gain) on sale of investments                          (15,330)               -
      Decrease (increase) in receivable
       from affiliate                                             973,211                -
      Decrease (increase) in Prepaid Assets                       (67,558)           2,469
      Decrease (increase) in Income Tax Receivable               (128,252)
      Increase (decrease) in interest payable                      23,425
      Increase (decrease) in accounts payable                       2,350
      Increase (decrease) in payable to subsidiary                135,817
      Increase (decrease) in Income Tax Payable                  (720,427)         (23,989)
      Investment in Northern Michigan Bidco                      (132,000)               -
      Equity from undistributed earnings of subsidiary              1,040           (3,634)
                                                               -----------     -----------
        Net cash provided by (used in)
         operating activities                                      89,310           24,867
                                                               -----------     -----------

  Cash flow from financing activities:
    Principal payment on notes payable                                  -          (76,000)
                                                               -----------     -----------
        Net cash provided by (used in)
         financing activities:                                          -          (76,000)
                                                               ----------      -----------
      Net changes in cash and cash equivalents                     89,310          (51,133)

  Cash and cash equivalents:
    Beginning of year                                              54,151          105,967
                                                               ----------      -----------

    End of year                                                $  143,461      $    54,834
                                                               ==========      ===========

 Supplemental disclosure of cash flow information:
  Cash paid (received) during the year for:
    Interest                                                   $   (8,907)     $    31,695
    Income tax                                                 $  (22,281)     $   (27,085)

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits.

         27.  Financial Data Schedule.

     (b) Reports on Form 8-K.

         No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        NEWBERRY BANCORP INC.

Date: May 12, 1995                      /s/ Stephen Lange Ranzini
                                        -------------------------
                                        Stephen Lange Ranzini
                                        President, Chief Executive
                                        Officer, and Treasurer
                                        (On behalf of the registrant
                                        and as
                                        Principal Financial Officer)

                                                                              29
                                                          Sequentially
                                                          Numbered
        Exhibit Index                                     Page
        --------------                                    ------------


27.     Financial Data Schedule