Form 10-Q
period 1995-06-30
NEWBERRY BANCORP INC
filed 1995-08-14
CIK 811211

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

            (Mark One)

         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
             Securities Exchange Act of 1934

         For the quarterly period ended June 30, 1995

                                       OR

         [ ] Transition Report Pursuant to Section 13 or 15(d) of the
             Securities Exchange Act of 1934

         For the transition period from ______________ to ____________

                         Commission File Number 0-16023

                             NEWBERRY BANCORP, INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                            38-2929531
        (State of incorporation)         (IRS Employer Identification Number

            209 East Portage Avenue,
            Sault Ste. Marie, Michigan                         49783
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

          Yes      X        No _______

              Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Common Stock, $0.010 par value       Outstanding at August 10, 1995
                                                      1,194,686 shares


                               page 1 of 34 pages
                 Exhibit index on sequentially numbered page 33

                                   FORM 10-Q
                                   ---------

                               TABLE OF CONTENTS
                               -----------------

         PART I - Financial Information
         ------------------------------

         Item 1.  Financial Statements                         PAGE

                  Consolidated Balance Sheets                    3
                  Consolidated Statements of Operations          5
                  Consolidated Statements of Cash Flows          7
                  Notes to the Consolidated Financial
                       Statements                                8

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations  9

                  Summary                                        9
                  Recent Development                            10
                  Results of Operations                         10
                  Liquidity and Capital Resources               23

         PART II - Other Information
         ---------------------------

                  Item 1. Legal Proceedings                    28
                  Item 5. Other Information
                           Parent Company Condensed
                              Financial Information            28
                  Item 6. Exhibits and Reports on Form 8-K     32

         Signature                                             32
         ---------

         Exhibit Index                                         33

                  Item 1. Financial Data Schedule              34

-------------


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

Part I         FINANCIAL INFORMATION

Item 1.      Financial Statements

                    NEWBERRY BANCORP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET
                      June 30,1995 and December 31, 1994
                                 (Unaudited)

                                            At           At
                                          June 30    December 31
                                           1995         1994
ASSETS                                 -----------  -----------
Cash and due from banks                $   574,882  $   908,257
Federal funds sold                         675,825      606,422
                                       -----------  -----------
     Total cash and cash equivalents     1,250,707    1,514,679

Securities available for sale (Note 2)  18,407,873   18,658,332

Loans held for sale                      3,228,161    4,129,321
Loans, net                               7,349,520    4,220,633

Premises and equipment                     973,750      373,877
Purchased mortgage servicing rights      1,995,203    1,625,889
Investment in Northern Michigan BIDCO      741,802      467,820
Other real estate owned                    225,551      130,015
Other assets                               760,730      706,018
                                       -----------  -----------
      Total other assets                 4,697,036    3,303,619
                                       -----------  -----------
      TOTAL ASSETS                     $34,933,297  $31,826,584
                                       ===========  ===========

   The accompanying notes are an integral part of the financial statements.

                    NEWBERRY BANCORP, INC. AND SUBSIDIARY
                         Consolidated Balance Sheets
                      June 30,1995 and December 31, 1994
                                 (Unaudited)

                                            At           At
                                          June 30    December 31
                                           1995         1994
LIABILITIES AND STOCKHOLDER'S EQUITY    -----------  ------------

Deposits:
  Demand - non interest bearing        $   851,515  $ 1,638,101
  Demand - interest bearing              2,323,234    3,026,925
  Savings                                1,039,506      587,370
  Time                                  12,901,758    7,875,499
                                       -----------  -----------
     Total deposits                     17,116,013   13,127,895

FHLB advances                           10,000,000    9,800,000
Other Bank Borrowings                      560,331            -
Mortgage escrow                          1,376,934    1,214,313
Note payable                             1,000,000    1,000,000
Due to broker                               72,250    1,288,169
Deferred Noncompete income                 154,582
Other Liabilities                           28,320    1,300,518
                                       -----------  -----------
     Total Liabilities                  30,308,430   27,730,895
                                       -----------  -----------

Commitments and contingencies

Stockholders' equity:
  Preferred Stock, $0.001 par value;
   Authorized - 500,000 shares;
    issued 0 shares in both
     1995 and 1994                              -            -
  Common stock, $0.01 par value;
   Authorized - 2,500,000 shares;
    issued  and outstanding
    1,194,686 shares in 1995
     and 1,172,853 shares in 1994           11,947       12,000
  Surplus                                2,458,396    2,478,270
  Retained earnings                      2,101,008    2,131,207
  Unrealized gain (loss) on securities
   available for sale, net of tax
   of $13,979 in 1995, and
   $(270,860) in 1994.                      53,516     (525,788)
                                       -----------  -----------
     Total Stockholders' equity          4,624,867    4,095,689
                                       -----------  -----------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY            $34,933,297  $31,826,584
                                       ===========  ===========


   The accompanying notes are an integral part of the financial statements.

       NEWBERRY BANCORP, INC. AND SUBSIDIARY

  Consolidated Statement of Operations       For the Three-Month           For the Six-Month
      (Unaudited)                               Periods Ended                Periods Ended
                                           June 30,     June 30,         June 30,     June 30,
                                             1995         1994             1995         1994
                                           --------     --------         --------     --------
Interest income:
  Interest and fees on loans              $ 329,547    $ 840,729        $ 569,985   $1,643,261
  Interest on securities:
   U.S. Treasury Securities                       -       19,781                -       28,085
   U.S. Government agencies                 269,517      155,053          531,952      316,012
   State and political subdivisions           1,802        4,563            3,604        9,126
   Other securities                           5,977          869            7,897        1,775
   Interest on bank deposits                 11,096       19,064           20,083       37,505
  Interest on federal funds                  11,383       20,777           27,563       42,461
                                          ---------    ---------        ---------    ---------
     Total interest income                  629,322    1,060,836        1,161,084    2,078,225
                                          ---------    ---------        ---------    ---------
Interest expense:
  Interest on deposits:
   Demand deposits                           32,721      216,577           73,335      402,098
   Savings deposits                          21,244       56,310           39,809      108,491
   Time certificates of deposit             210,785      124,045          345,436      254,092
  Bank borrowings                           119,533       68,492          286,002      127,384
  Repurchase agreements                      42,672        2,837           82,726        5,760
  Interest expense on note payable           65,286       45,431           88,711       82,847
                                          ---------    ---------        ---------    ---------
     Total interest expense                 492,241      513,692          916,019      980,672
                                          ---------    ---------        ---------    ---------
     Net interest income                    137,081      547,144          245,065    1,097,553

Provision for loan losses                     1,200       52,500            2,400      105,000
                                          ---------    ---------        ---------    ---------
     Net interest income after
       provision for loan losses            135,881      494,644          242,665      992,553
                                          ---------    ---------        ---------    ---------
Other income:
  Security gains (losses)                     8,720      (16,713)          32,097      (20,172)
  Service charges on deposit accounts             4       23,794              105       46,516
  Other service charges and fees              1,392            -            2,454            -
  Foreign exchange income                    20,012       45,661           32,443       93,176
  Mortgage banking income                   163,272       22,590          307,855       97,441
  Profit from equity investment in
    Northern Michigan BIDCO                  23,756       58,814           70,482      136,500
  Other                                      10,465        8,868           21,014       24,464
                                          ---------    ---------        ---------    ---------
     Total other income                     227,621      143,014          466,450      377,925
                                          ---------    ---------        ---------    ---------

   The acccompanying notes are an integral part of the financial statements.

       NEWBERRY BANCORP, INC. AND SUBSIDIARY

              (Unaudited)

                                            For the Three-Month            For the Six-Month
                                               Periods Ended                 Periods Ended
                                          June 30,     June 30,          June 30,     June 30,
                                            1995         1994             1995          1994
                                           --------     --------         --------     --------
Other expenses:
  Salaries and wages                     $  100,582   $  223,726       $  179,714   $  443,170
  Employee benefits                          23,408       64,535           34,729      110,363
  Occupancy, net                             15,290       50,105           29,075      102,006
  Taxes other than income                    12,084       19,424           14,901       33,824
  Data processing and equip. exp.            21,411       93,802           45,111      199,065
  Correspondent bank service charges          5,262       21,637           17,086       31,606
  Advertising                                 3,069       33,846            6,194       62,351
  Net expense of other real estate owned      4,302        2,144            7,517        5,236
  FDIC insurance                             17,550       28,388           35,700       56,777
  Mortgage banking expense                   21,034       19,782           36,859      106,860
  Legal and audit expense                   117,715       72,746          211,181      108,402
  Other operating expenses                   63,373       40,223          170,701       83,778
  Amortization expense                            -        3,185                -        6,369
  Management fees                                 -       15,000                -       30,000
                                           --------     --------         --------     --------
     Total other expenses                   405,080      688,543          788,768    1,379,807
                                           --------     --------         --------     --------
Income before income taxes                  (41,578)     (50,885)         (79,653)      (9,329)
                                           --------     --------         --------     --------
Applicable income taxes (benefit)           (24,493)     (38,571)         (49,455)     (43,102)
                                           --------     --------         --------     --------
     Net income                           $ (17,085)   $ (12,314)       $ (30,198)   $  33,773
                                           ========     ========         ========     ========

Earnings per common share (note 1)          ($0.014)     ($0.010)         ($0.025)      $0.029
                                           ========     ========         ========     ========

Weighted average shares outstanding       1,198,480    1,172,853        1,199,236    1,172,853
                                           ========     ========         ========     ========

Dividends declared per share                 $ ---        $ ---            $ ---        $ ---
                                           ========     ========         ========     ========

   The acccompanying notes are an integral part of the financial statements.

     NEWBERRY BANCORP, INC. AND SUBSIDIARY

     Consolidated Statements of Cash Flows
              (Unaudited)
                                                  For the Six-Month
                                                    Periods Ended
                                                       June 30,
                                                  1995           1994
                                                --------       --------
Cash flow from operating activities:
Net income (loss)                           $    (30,198)  $     33,773
Adjustments to reconcile net income to net
  cash from operating activities:
    Depreciation and amortization                 58,866         77,604
    Equity in unconsolidated subsidiary          (70,482)      (136,501)
    Provision for loan loss                        2,400        105,000
    Mortgage loans originated for sale       (25,268,110)   (13,298,451)
    Sale of mortgage loans                    26,169,270     22,035,498
    Net amortization/accretion on securities      (9,012)       (22,711)
    Loss/(Gain) on sale of securities            (32,097)        20,172
    Proceeds from sales of trading account
     securities                                        -      9,799,728
    Purchases of trading account securities            -     (7,960,584)
    Change in:
      Purchased mortgage servicing rights       (408,390)       102,470
      Other real estate                          (95,536)         3,016
      Increase in other assets                  (353,141)      (215,426)
      Decrease in other liabilities           (1,117,616)      (133,130)
                                             -----------    -----------
       Net cash from (used in)
         operating activities                 (1,154,046)    10,410,458
                                             -----------    -----------
    Cash flow from investing activities:
      Purchase of available for sale
       securities                             (5,738,158)    (8,986,133)
      Proceeds from sales of available for
       sale securities                         5,759,971         80,000
      Loans granted net of repayments         (1,228,076)      (698,117)
      Loans purchased for investment          (1,903,211)             -
      Premises and equipment expenditures       (619,663)      (182,424)
      Principal paydowns on available for
       sale securities                           943,987        596,328
                                             -----------    -----------
       Net cash from (used in)
         investing activities                 (2,785,150)    (9,190,346)
                                             -----------    -----------
    Cash flow from financing activities:
      Net increase in repurchase agreements            -       (282,901)
      Net increase in deposits                 3,988,118      1,900,272
      Increase in other bank borrowings          760,331              -
      Net increase (decrease) in mortgage
       escrow accounts                           162,621     (2,235,637)
      Amount due to Broker                    (1,215,919)             -
      Principal payment on notes payable               -        (76,000)
      Purchase of treasury stock                 (19,927)             -
                                             -----------    -----------
       Net cash from
         financing activities                  3,675,224       (694,266)
                                             -----------    -----------
          Net change in cash and
            cash equivalents                    (263,972)       525,846

   Cash and cash equivalents:
     Beginning of period                       1,514,679      6,455,516
                                             -----------    -----------
     End of period                          $  1,250,707   $  6,981,362
                                             ===========    ===========

    Supplemental disclosure of cash flow information:

    Cash paid for interest expense          $    930,119   $    970,200
    Cash paid for income taxes                   881,719         (3,849)


     The accompanying notes are an integral part of the financial statements.

               NEWBERRY BANCORP, INC. AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

        Earnings per share are calculated based on the weighted average number of common shares outstanding during each period as follows: 1,198,480 and 1,199,236 for the three and six months ended June 30, 1995 and 1,172,853 for the three and six months ended June 30, 1994, respectively. Stock options are considered not dilutive and therefore, not included in earnings per share calculations.

(2) Available-for-sale Securities

  The Bank's available-for-sale securities portfolio at June 30, 1995 had a net unrealized gain of approximately $81,000, as compared with a net unrealized loss of approximately $296,000 at March 31, 1995 and a net unrealized loss of approximately $798,000 at December 31, 1994, an improvement during the six months beginning January 31, 1995 of $879,000 due to an improvement in the current market value of adjustable-rate U.S. agency guaranteed mortgage-backed securities.

Available-for-sale securities

                                                        June 30, 1995
                       --------------------------------------------------------------------------
                                                              Gross                  Estimated
                              Amortized                    Unrealized                     Fair
(in thousands)                     Cost                Gains           Losses            Value
-------------------------------------------------------------------------------------------------
U.S. agency mortgage-backed     17,253                  182             (149)           17,286
U.S. agency equity                 812                    8                 -              820
State and municipal                101                    -                 -              101
Other equity                       161                   40                 -              201
-------------------------------------------------------------------------------------------------
Total investment securities
  available for sale            $18,327                 $230           $(149)          $18,408
                                =======                 ====           ======          =======

                                                   March 31, 1995
                       --------------------------------------------------------------------------
                                                                Gross                 Estimated
                              Amortized                      Unrealized                    Fair
(in thousands)                     Cost                 Gains           Losses            Value
-----------------------------------------------------------------------------------------------

U.S. agency mortgage-backed     18,979                    143            (492)           18,630
U.S. agency equity                 739                     14                -              753
State and municipal                101                                       -              101
Other equity                        45                     39                -               84
-----------------------------------------------------------------------------------------------
Total investment securities
  available for sale           $19,864                   $196           $(492)          $19,568
                               =======                   ====           ======          =======

                                                     December 31, 1994
                       -----------------------------------------------------------------------
                                                               Gross
                              Amortized                     Unrealized                  Fair
(in thousands)                     Cost                Gains           Losses          Value
-----------------------------------------------------------------------------------------------
U.S. agency mortgage-backed     $16,818                $10           $(864)          $15,964
Other U.S. agency                 1,740                  3                -            1,743
U.S. agency equity                  739                 14                -              753
State and municipal                 101                  -                -              101
Other equity                         58                 39                -               97
-----------------------------------------------------------------------------------------------
Total investment securities
  available for sale            $19,456                $66           $(864)          $18,658
                                =======                ===           ======          =======


          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY

        In the three months ended June 30, 1995, a net loss of $17,085 was realized versus a net loss of $12,314 in the same period in 1994. Net interest income decreased from $547,144 in the 1994 period to $137,081 in the 1995 period, and other income was $227,621 in the 1995 period versus $143,014 in the 1994 period. The decline in net income was primarily the result of the decrease in net interest income in the quarter. The reduction of net interest income was due principally to the sale of the majority of the Bank's retail deposits and loan portfolio in December 1994, and also due to decreased spread income from the bank's securities portfolio. Similarly, other operating expense decreased to $405,080 in the 1995 period from $688,543 in the 1994 period. Unusual operating expenses during the three months ended June 30, 1995 were a major contributing factor to the loss. During the three months ended June 30, 1995 there was an improvement of $248,032 in the FASB 115 value of the securities available-for-sale.

        Net income (loss) per share in the three months ended June 30, 1995 was ($0.014), and in the three months ended June 30, 1994 was

($0.011) per share. Net income (loss) per share in the six months ended June 30, 1995 was ($0.025), and in the six months ended June 30, 1994 was $0.029 per share. The reduction in net income was primarily due to the same factors which caused the loss in the three month period ending June 30, 1995. During the six months ended June 30, 1995 there was an improvement of $579,304 in the FASB 115 value of the securities available-for-sale.

        The following table summarizes the pre-tax income of each profit center of the Company for the six months ended June 30, 1995:

         SIX MONTHS ENDED JUNE 30, 1995 PRE-TAX INCOME (LOSS) SUMMARY
                 Banking & Mortgage Banking                                          ( 95,857)
                 Equity in earnings of
                   Northern Michigan BIDCO                                             70,482
                 Corporate Office                                                    ( 54,278)
                                                                                     ---------
                 Total                                                               $(79,653)

        The following table summarizes the pre-tax income of each profit center of the Company for the six months ended June 30, 1994:

                 SIX MONTHS ENDED JUNE 30, 1994 PRE-TAX INCOME SUMMARY
                 Community Banking:
                   Newberry Office:                                                  $121,562
                   Sault Office:                                                     (108,240)
                 Mortgage Banking                                                      39,899
                 Equity in earnings of
                   Northern Michigan BIDCO                                            136,500
                 Corporate Office                                                    (199,050)
                                                                                     ---------
                 Total                                                               $ (9,329)

RECENT DEVELOPMENT

        The Bank has applied to its banking regulators to relocate its main office to Ann Arbor, Michigan, near the University of Michigan's Medical Center. In connection with the Bank's sale of three branches and associated loans and deposits in December 1994, the State of Michigan Financial Institutions Bureau (the "FIB") imposed certain post-closing conditions to maintain the Bank's charter with the State of Michigan. The FIB determined that the new location fulfills the post-closing conditions required under the order.

        The Bank changed its name to University Bank from The Newberry State Bank in July 1995, in anticipation of opening the new Ann Arbor main office location.

RESULTS OF OPERATIONS

Net Interest Income

        Net interest income decreased from $547,144 for the three months ended June 30, 1994 to $137,081 for the three months ended June 30,

1995. Net interest income fell from the year ago period because of a decrease in loans and an increase in the cost of interest bearing liabilities. The yield on interest earning assets decreased from 7.62% in the 1994 period to 7.58% in the 1995 period. The cost of interest bearing liabilities increased from 4.01% in the 1994 period to 6.57% in the 1995 period, causing net interest income as a percentage of total earning assets to decrease from 3.93% to 1.65%.

        For the six month period ended June 30, 1995, net interest income decreased from $1,097,552 to $245,065 in the 1995 period. The yield on interest earning assets decreased from 7.45% in the 1994 period to 7.35% in the 1995 period. The cost of interest bearing liabilities increased to 6.53% in the 1995 period from 3.79% in 1994 period, resulting in a decrease in net interest income as a percent of total average earning assets to 1.55% from 3.94%.

Interest income

        Interest income decreased from $1,060,836 in the quarter ended June 30, 1994 to $629,322 in the quarter ended June 30, 1995. The average volume of interest earning assets decreased from $55,689,967 in the 1994 period to $33,215,997 in the 1995 period, a decrease of 40.4%. The decreased volume of earning assets was due to the sale of loans in December 1994, partially offset by new wholesale money market borrowings. Interest income decreased as a result of a decrease in earning assets also as a result of the sale. The overall yield on the loan portfolio increased from 9.51% to 9.78%. The yield on the loans which the Bank retained was increased to compensate for their somewhat higher risk profile.

         Interest income decreased in the six months ended June 30, 1995 from $2,078,224 from $1,161,084 in the six months ended June 30, 1994. The volume of interest earning assets decreased from $55,755,857 in the 1994 period to $31,607,792 in the 1994 period, a decrease of 43.3%. The decrease in interest income was primarily attributable to the decrease in the volume of earning assets. The average yield on the loan portfolio increased as the yield on the loans which the Bank retained was increased to compensate for their somewhat higher risk profile.. As a result, the overall yield on the loan portfolio increased to 10.10% from 8.93%.

        The average volume of investments in the three months ended June 30, 1995 decreased 2.9% over the same period in 1994, as the Bank's short term investments were drawn down, only partially offset by an increase in the portfolio of adjustable rate agency backed mortgage securities. In the six month period, the average volume of investments increased 6.7% over the same period in 1994, as the Bank increased its portfolio of adjustable rate agency backed mortgage securities.

        The yield increased from 4.33% in the three month period ended June 30, 1994 to 6.07% in the 1995 period. The increase in yields was in line with the general increase in interest rates between 1994 and 1995. In the six month periods, the yield increased from 4.61% in the

1994 period to 5.82% in the 1995 period. The increase in yields was in line with the general increase in interest rates between 1994 and 1995.

Interest Expense

        Interest expense decreased from $513,693 in the three months ended June 30, 1994 to $492,241 in the 1995 period. The decrease was due to a decrease in interest bearing liabilities as a result of the sale, only partially offset by an increase in rates paid on deposits and borrowings. A portion of the increase in rates was due to generally higher short term interest rates. A shift to more heavy reliance on more expensive wholesale funds was also a factor. The cost of funds increased from 4.01% in the 1994 period to 6.57% in the 1995 period. The average volume of interest bearing liabilities decreased 50.6% in the 1995 period versus the 1994 period.

        In the six month periods ending June 30, 1995 and 1994, interest expense decreased from $980,673 in 1994 to $916,019 in the 1995 period. The decrease was due to the same factors as in the three months periods discussed above. The cost of funds increased from 3.79% in the 1994 period to 6.53% in the 1995 period. The average volume of interest bearing liabilities decreased 45.8% in the 1995 period versus the 1994 period.


                       MONTHLY AVERAGE BALANCE SHEET AND
                            INTEREST MARGIN ANALYSIS

        The following tables summarize monthly average balances, revenues from earning assets, expenses of interest bearing liabilities, their associated yield or cost and the net return on earning assets for the three and six month periods ended June 30, 1995 and 1994.

                                             Three Months Ended June 30,
                               ----------------------------------------------------------------
                                     1995                             1994
                               -------------------------------- -------------------------------
                                              Interest Average                 Interest Average
                                 Average      Income/  Yield/     Average      Income/  Yield/
                                 Balance      Expense   Cost      Balance      Expense   Cost
ASSETS
Interest Earning Assets:
  Short term investments:
    Interest bearing deposits  $  755,077    $  11,096   5.88% $ 1,527,978   $   19,064   4.99%
    Federal funds sold            757,117       11,383   6.01%   2,156,967       20,777   3.85%

  Investment Securities:
    Non-taxable(1)                100,634        1,802   7.16%     272,018        4,563   6.71%
    Taxable                    18,129,524      275,494   6.08%  16,370,499      175,703   4.29%
                               ----------    ---------  -----   ----------    ---------  -----
  Total investment securities  19,742,352      299,775   6.07%  20,327,462      220,107   4.33%
  Loans:                       ----------    ---------  -----   ----------    ---------  -----
    Commercial                  2,072,864       60,371  11.65%   7,208,070      154,506   8.57%
    Real Estate                 9,617,410      229,246   9.53%  17,727,953      422,573   9.53%
    Installment/Consumer        1,783,371       39,930   8.96%  10,426,482      263,650  10.11%
                               ----------    ---------  -----   ----------    ---------  -----
  Total Loans                  13,473,645      329,547   9.78%  35,362,505      840,729   9.51%
                               ----------    ---------  -----   ----------    ---------  -----
Total earning assets           33,215,997      629,322   7.58%  55,689,967    1,060,836   7.62%
                               ----------    ---------  -----   ----------    ---------  -----
Less allowance for possible
  loan losses & deferred fees    (347,402)                        (373,828)
                               ----------                       ----------
                               32,868,595                       55,316,139

Mortgage servicing rights       1,979,890                        1,668,072
Non earning assets              1,572,766                        5,970,277
                               ----------                       ----------
     Total assets             $36,421,251                      $62,954,488
                               ==========                       ==========

LIABILITIES AND
STOCKHOLDERS' EQUITY
Interest Bearing Liabilities:
  Deposit Accounts:
    Now/S-Now                 $    48,972   $      350   2.86% $ 5,144,942   $   33,029   2.57%
    Savings                        86,155          569   2.64%   5,396,172       33,594   2.49%
    Canadian Dollar Savings     1,230,570       20,675   6.72%   2,169,280       22,716   4.19%
    Time Under $100,000        13,114,522      210,785   6.43%   9,913,514      116,476   4.70%
    Time Over  $100,000                 -            -      -      533,667        7,568   5.67%
    Borrowed Funds             12,221,994      205,819   6.74%   7,102,705       71,329   4.02%
    Money Market                2,276,676       32,371   5.69%  18,807,202      183,550   3.90%
    Holding company debt        1,000,000       21,672   8.67%   2,214,000       45,431   8.21%
                               ----------    ---------  -----   ----------    ---------  -----
      Total interest bearing
        liabilities           $29,978,889      492,241   6.57% $51,281,482      513,693   4.01%
                               ----------    ---------  -----   ----------    ---------  -----
Net interest income                         $  137,081                       $  547,143
                                             =========                        =========
Weighted average rate spread                             1.01%                            3.61%
                                                         ====                             ====
Net yield on average earning
  assets                                                 1.65%                            3.93%

(1) Actual yields; not adjusted for Tax-equivalent yields.
(2) For purposes of computing average yields on the loan portfolio as presented in the above analysis, loans on non-accrual status are included in the average loan balances.

                                         Six Months Ended June 30,
                               ----------------------------------------------------------------
                                     1995                             1994
                               -------------------------------- -------------------------------
                                              Interest Average                 Interest Average
                                 Average      Income/  Yield/     Average      Income/  Yield/
                                 Balance      Expense   Cost      Balance      Expense   Cost
ASSETS
Interest Earning Assets:
  Short term investments:
    Interest bearing deposits  $  693,359   $   20,083   5.79% $ 1,518,015   $   37,505   4.94%
    Federal funds sold            896,200       27,563   6.15%   2,365,955       42,461   3.59%

  Investment Securities:
    Non-taxable(1)                100,839        3,604   7.15%     271,072        9,126   6.73%
    Taxable                    18,626,958      539,849   5.80%  14,895,653      350,025   4.70%
                               ----------    ---------  -----   ----------    ---------  -----
  Total investment securities  20,317,356      591,099   5.82%  19,050,695      439,117   4.61%
  Loans:                       ----------    ---------  -----   ----------    ---------  -----
    Commercial                  1,870,537      116,382  12.44%   6,935,890      287,270   8.28%
    Real Estate                 7,750,876      365,211   9.42%  19,443,556      843,221   8.67%
    Installment/Consumer        1,669,023       88,392  10.59%  10,325,716      508,616   9.85%
                               ----------    ---------  -----   ----------    ---------  -----
  Total Loans                  11,290,436      569,985  10.10%  36,705,162    1,639,107   8.93%
                               ----------    ---------  -----   ----------    ---------  -----
Total earning assets           31,607,792    1,161,084   7.35%  55,755,857    2,078,224   7.45%
                               ----------    ---------  -----   ----------    ---------  -----
Less allowance for possible
  loan losses & deferred fees    (350,885)                        (351,570)
                               ----------                       ----------
                               31,256,907                       55,404,287

Mortgage servicing rights       1,867,138                        1,720,748
Non earning assets              1,864,046                        6,725,240
                               ----------                       ----------
     Total assets             $34,988,091                      $63,850,275
                               ==========                       ==========

LIABILITIES AND
STOCKHOLDERS' EQUITY
Interest Bearing Liabilities:
  Deposit Accounts:
    Now/S-Now                 $    67,057   $      829   2.47% $ 5,385,019   $   68,555   2.55%
    Savings                        93,214        1,180   2.53%   5,332,407       66,017   2.48%
    Canadian Dollar Savings     1,148,590       38,629   6.73%   2,044,459       42,474   4.16%
    Time Under $100,000        10,722,125      345,436   6.44%  10,028,470      238,948   4.77%
    Time Over  $100,000                 -            -      -      567,583       15,144   5.34%
    Borrowed Funds             12,344,270      412,342   6.68%   7,281,377      133,144   3.66%
    Money Market                2,675,602       72,506   5.42%  18,924,408      333,544   3.53%
    Holding company debt        1,000,000       45,097   9.02%   2,223,600       82,847   7.45%
                               ----------    ---------  -----   ----------    ---------  -----
      Total interest bearing
        liabilities           $28,050,858      916,019   6.53% $51,787,323      980,673   3.79%
                               ==========    ---------   ----   ==========    ---------   ----
Net interest income                         $  245,065                       $1,097,551
                                             =========                        =========
Weighted average rate spread                             0.82%                            3.67%
                                                         ====                             ====
Net yield on average earning
  assets                                                 1.55%                            3.94%

(1) Actual yields; not adjusted for Tax-equivalent yields.
(2) For purposes of computing average yields on the loan portfolio as presented in the above analysis, loans on non-accrual status are included in the average loan balances.

Provision for Loan Losses

        Management decreased the monthly loan loss provision to a rate of $400 in the three months ended June 30, 1995 from $17,500 in the prior-year period. The reduction was made due to management's assessment of the adequacy of the reserve and the low level of origination of non- guaranteed loans. The actual loan losses were $16,247 in the three month period ended June 30, 1995 versus $49,541 in the three month period ended June 30, 1994.

                                                    Three Months Ended                 Six Months Ended
                                                          June 30,                          June 30,
                                                   1995             1994             1995           1994
                                               -----------------------------------------------------------
Provision for loan losses                       $ 1,200          $52,500         $  2,400       $105,000
Loan charge-offs                                 16,247           49,541           42,872         52,652
Reclassification                                      -                -          (19,736)             -
Recoveries                                       10,512           37,573           10,898         44,645
                                                -------          -------          -------        -------
Net increase (decrease)
  in provision                                  $(4,535)        $40,532         $(49,310)        $96,993

                                                  At                At                     At
                                               June 30,           March 31,            December 31,
                                                 1995              1995                   1994
                                            ----------------------------------------------------------
Total loans(1)                                 $7,662,769        $8,005,202            $4,583,192
Reserve for loan losses                           313,249           317,784               362,559
Reserve/Loans, %(1)                                 4.09%             3.97%                 7.91%

(1) Excludes loans held for sale.

        In addition to the general loan loss reserve, the Company had deposits on hand from a Michigan Strategic Fund of approximately $45,000 at June 30, 1995, March 31, 1995 and December 31, 1994 to offset loan losses on a group of commercial loans amounting to approximately $564,000 at June 30 and March 31, 1995, and $534,893 at December 31, 1994. The Michigan Strategic Fund (the "MSF") is a State of Michigan sponsored program. Under the terms of the program, the Bank can assign, at the Bank's sole discretion, business loans to be covered by MSF guarantees. The funds which are paid to the Bank by the MSF are held at the Bank in a segregated account to offset such loan losses. If there are no losses and the loans are all liquidated, the MSF would retain ownership of the funds in the segregated account. An additional amount of approximately $20,000 in the fund is being transferred to First Northern Bank & Trust as a final settlement under the loan and branch sale of December 1994. The Bank expects to recover $35,000 of the prior chargeoffs in the six months ended June 30, 1995 from the MSF loan loss reserve balance once the division of the fund with First Northern is finalized.

        Financial Accounting Standards Board ("FASB") has issued statement number 114, Accounting by Creditors for Impairment of a Loan, which must be adopted for fiscal years beginning after December 14, 1994. The Company believes that the impact of adopting this statement will not be material.

        The following schedule summarizes the Company's nonperforming loans for the periods indicated:

                                                   At                         At                        At
                                                June 30,                   March 31,               December 31,
                                                  1995                       1995                     1994
                                                ---------------------------------------------------------------
Past due 90 days and over
     and still accruing:
  Real estate                                    48,657                     77,117                  76,576
  Installment                                    60,508                     16,463                  92,947
  Commercial                                    304,477                    135,302                 112,219
                                                -------                    -------                 -------
    Subtotal                                    413,642                    228,882                 281,742

Nonaccrual loans:
  Real estate                                   111,290                    108,056                 108,056
  Installment                                         -                          -                       -
  Commercial                                     97,771                      8,520                   4,893
                                                -------                    -------                 -------
    Subtotal                                    209,061                    116,576                 112,949

Other real estate owned                         225,552                    134,086                 130,015
                                                -------                    -------                 -------

Total                                           848,255                    479,544                 524,706

As % of loans(1)                                  11.07%                      5.99%                  11.45%
Ratio of reserve for loan
  losses to all loans
  90 days and over                                36.9%                      92.0%                   91.9%

(1) Excluding loans held for sale.

         Economic conditions in the Bank's primary market area appear to have been stable in the period. The growth in the Sault Ste. Marie area appears to have ceased; however, the Newberry area appears to be growing following as a result of the construction of a major prison complex in the town by the State Department of Corrections. The full impact of the prison complex on the local economy is likely to be felt later in the year, when it is fully staffed. The sale of the bulk of the Bank's loan portfolio leaves the Bank with a larger than average loan loss reserve and a larger than average ratio of underperforming loans.
         The $368,711 increase in non-performing assets during the three months ended June 30, 1995 was primarily the result of the following: a $227,000 commercial loan secured by a mini-warehouse added to loans 90 days late and still accruing, and the addition of an $88,000 waterfront single family residence in Sault Ste. Marie received in full settlement of a complex litigation. Excluding its legal fees incurred to date, the Bank does not expect a loss on the sale of this home.

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

Non-Interest Income

        Total non-interest income increased to $227,621 for the three months ended June 30, 1995 from $143,014 for the three months ended June 30, 1994. The increase was principally a result of a $140,682 increase in the Bank's mortgage banking income, and an increase in securities gains, which was partially offset by a $35,058 decrease in the Company's share of the profit from the equity investment in Northern Michigan BIDCO and decreases in other fee income related to the sale of three branches in December 1994.

        For the six month periods, total non-interest income increased from $377,925 in the 1994 period to $466,450 in the 1995 period. Gains in mortgage banking income and securities gains more than offset a decrease in the Company's share of the profit from the equity investment in Northern Michigan BIDCO and decreases in other fee income.

        Securities. During the six months ended June 30, 1995 a realized gain of $15,330 was booked by the Holding company, with total proceeds of $74,367, on the sale of a security in the available for sale portfolio. At June 30, 1995, the Holding company had an unrealized gain on its equity portfolio of $39,968.

        During the three months ended June 30, 1995, four securities totalling $3,936,389 were sold from the Bank's available-for-sale securities portfolio with a gross realized gains of $84,975 and gross realized losses of $76,255. During the six months ended June 30, 1995, seven securities totalling $5,682,904 were sold from the Bank's available-for-sale securities portfolio with gross realized gains of $93,022 and gross realized losses of $76,255. During the quarter, the Bank liquidated a portion of its position in monthly adjusting agency backed CMOs indexed monthly to the 11th District Cost-Of-Funds Index. In additional to the remainder of these COFI-indexed securities, the Bank retains a portfolio of agency backed CMOs indexed to the one year CMT (together, the "ARM Securities Portfolio"). At June 30, 1995, approximately $16,500,000 of the Bank's portfolio was invested in variable-rate U.S. agency mortgage backed securities. The decrease in the first half of 1995 in short term interest rates has increased the market value of the Bank's ARM Securities Portfolio from an unrealized loss of $851,000 at December 31, 1994 to an unrealized loss of $349,000 as of March 31, 1995, and to an unrealized gain of $an increase in value of $502,000. In the past month, this positive trend has continued, and at July 31, 1995, the unrealized loss in the Bank's ARM Securities Portfolio has decreased further to $221,757.

        Management made the decision in December 1994, at the time of the sale, to hold onto the Bank's ARM Securities Portfolio, although its cost of funds to carry the portfolio at the time exceeded the yield on the portfolio. During the first quarter of 1995, the yield on the Bank's taxable investment securities was 5.49%, versus the cost of borrowed funds of 6.63% and CDs of 6.47%. This negative carry decreased somewhat during the second quarter of 1995, with the yield on the Bank's taxable investment securities being 6.08%, versus the cost of borrowed funds of 6.74% and CDs of 6.43%. As the rates on the ARM Securities Portfolio adjust over the next several months, the yield should increase, and it is expected that the Bank's ARM Securities Portfolio should ultimately yield between 1.0-2.0% over the Bank's cost of funds, unless short term interest rates again increase sharply, as they did throughout 1994. The negative net interest income on the ARM Securities Portfolio had a substantial negative impact on profitability in the first and second quarters, however, a portion of the return on these securities over the past six months was expected by management to be an increase in market value, which was $502,000 in the first quarter of 1995, and $385,000 in the second quarter of 1995.

        Foreign Exchange. Foreign exchange revenues decreased to $20,012 and $32,443 for the three and six months ended June 30, 1995 from $45,661 and 93,176 in the respective 1994 periods, as a result of the sale of the three bank branches in December 1994.

         Mortgage Banking. Mortgage banking income increased to $163,272 and $307,855 in the three and six months ended June 30, 1995 from $22,590 and $97,441 in the three months ended June 30, 1994. Sharply decreased loan purchase and origination volumes during the 1995 period were offset by an increase in return from the Bank's investment in FHLMC single family mortgage loans serviced for others, and a recovery of $118,933 and $60,875 in the six months and three months ended June 30, 1995, respectively, previously charged to income on loans held for sale as a result of an increase in the market value of the loans held for sale.

        At June 30, 1995, the Bank serviced $151,155,834 of FHLMC mortgages for others and owned servicing rights on another $33,834,730 subserviced by an affiliate of the BIDCO, versus $150,627,733 at December 31, 1994. The following table summarizes the portfolio by type and mortgage note rate:

($ in 000s)                                                           FIXED RATE - BY MATURITY
                                                   -------------------------------------------------------------
MORTGAGE RATE (%)                 ARMs             UNDER 10                  10-25                    OVER 25

9.00 and up                         194                   189                   213                        5,551
8.50 - 8.99                       1,360                   689                 1,077                       22,016
8.00 - 8.49                         254                   751                 2,182                       30,973
7.50 - 7.99                         365                   596                 3,438                       47,603
7.00 - 7.49                         632                   792                14,093                       22,953
6.50 - 6.99                       4,296                 1,094                11,105                        6,061
6.00 - 6.49                       2,942                   658                 1,765                          472
under 6.00                          306                   290                    80                            -
                                 ------                ------                ------                      -------
                                 10,349                 5,059                33,953                      135,629

Current market
  interest rates                  6.25%                 7.50%                 7.63%                        8.17%
Average annual
  servicing fee                   0.50%                 0.30%                 0.31%                        0.26%

  If interest rates were to decline to levels briefly seen during the Summer of 1993, the portfolio would experience significant refinancings and payoffs, which would hurt income.

Mortgage Payoffs

First Quarter 1994                                                         $5,347,079
Second Quarter 1994                                                         3,358,617
Third Quarter 1994                                                          1,539,680
Fourth Quarter 1994                                                         1,544,922
First Quarter 1995                                                            765,480
Second Quarter 1995                                                         1,239,571

        If interest rates were to stay at current levels, refinancings and payoffs would likely increase over recent experience since approximately 20% of the fixed rate mortgages being serviced carry interest rates within 0.5% of the current market rate. A recent dip to lower rates, which then reversed, may increase amortization in the third quarter of 1995 somewhat. Based on recent comparable sales and indications of market value from industry brokers, management believes that the current market value of the Bank's portfolio of mortgage servicing rights exceeds cost by approximately $300,000 to $550,000. Market interest rate conditions can quickly affect the value of mortgage servicing rights in a positive or negative fashion, as long term interest rates rise and fall. A portion of the Bank's ARM Securities Portfolio acts as a hedge against repayments of mortgage servicing rights.

         At June 30, 1995, the Bank had outstanding purchase commitments to buy single family FHLMC qualifying mortgage loans of $938,000 and outstanding forward commitments to deliver FHLMC mortgage-backed securities of $509,000, substantially all of which commitments were for delivery within three months or less. The following tables summarize mortgage banking activity for the three and six months periods ending June 30, 1995 and 1994:


(amounts in $000s)                                     Three Months Ended                  Six Months Ended
                                                           March  31                            June 30
                                                    1995              1994               1995            1994
                                                    ----------------------              ----------------------
Net servicing originated                             4,920            1,504            4,367            4,938
Bulk servicing purchased                                 -                -           29,996                -
                                                    ------           ------           ------           ------
Net increase in servicing                            4,920            1,504           34,363            4,938
                                                    ======           ======           ======           ======

(amounts in $000s)                                    June 30,            March 31,             December 31,
                                                        1995                 1995                   1994
                                                -------------------------------------------------------------
Total servicing(1)                                    184,991              180,071                150,628
Book value of servicing                                 1,995                1,961                  1,626
Estimated market value
  of servicing:
  Management estimate(2)                                2,542                2,527                  2,162
  Discounted cash flow(3)                               2,210                2,111                  1,910
Estimated excess of market
  over book value(4)                                  215-547              150-566                536-284

(1) Includes servicing related to FHLMC qualified loans held for delivery of $2,630,729, $4,989,795 at March 31, 1995, $4,129,321 at December 31, 1994.
(2) Assumes a price based upon market transactions at June 30, 1995 of of 5.7x (5.7 times the servicing fee) for 30-year production, 4.7x for 15-year production and 3.0x for Balloon servicing and 3.0x for ARM servicing. A discount of 1x is subtracted for servicing on California properties. Assumes a price at March 31, 1995 and December 31, 1994 of 5.8x (5.8 times the servicing fee) for 30-year production, 4.8x for 15-year production and 3.1x for Balloon servicing and 3.2x for ARM servicing. A discount of 1x is subtracted for servicing on California properties.
(3) Uses net present value analysis of future cash flows, discounted back at 13.14% (the original rate used to price the bulk portfolio purchased in 1993).
(4)  Range based upon the two methods used in (2) and (3), above.

---------------
During 1994 and early 1995, market transactions for servicing rights showed a trend to increased prices. A slight decline was noted in the second quarter of 1995.

        In the first quarter, the Bank acquired a $30,000,000 portfolio of low coupon 1993 servicing on properties located in California for 1.04% of unpaid principal balance, which is being subserviced by a subservicing firm to which the BIDCO has a loan investment with equity participation. The Bank has recently added some new mortgage correspondents. In addition, the Bank recently began selling B and C impaired credit quality loans to a correspondent. Farmer Mac, the AgFirst Farm Credit Bank and FNMA began to pool Farmer Mac Guaranteed Rural Housing Loans beginning August 1, 1995, and the Bank expects to participate as a nationwide seller under the program. The Bank increased its ownership of Farmer Mac's class C common stock (NASDAQ/FAMCK) to 2.86% of the outstanding shares. Origination activity continues to climb slowly from earlier depressed levels, and indications are that the new and existing programs will increase origation activity in the third quarter of 1995 from the depressed levels of the first quarter.

        The Company and the Bank are in negotiations to acquire the 70% of the outstanding shares of the BIDCO's subservicing affiliate owned by third parties and not owned by BIDCO. The subservicing company is also based in the Upper Peninsula of Michigan. Such an acquisition, if consummated, would result in cost savings, because the Bank intends to outsource its servicing portfolio to the subservicing company. As a subsidiary of the bank, this potential acquisition would also enhance the subservicing company's ability to market its services, and also produce economies of scale in its own operation.

        In mid-March 1995, the Bank purchased a portfolio of sub-performing home equity loans with approximately $6,600,000 in unpaid principal balance and $1,000,000 of unpaid accrued interest from a private investor group for approximately $1,903,000 (the "Loan Pool"). The investor group had recently purchased the Loan Pool from the Resolution Trust Corporation, which had not funded legal collection costs with respect to the loans in the pool since 1990. The average stated interest rate on the mortgage loans is over 19%. Approximately 67% of the loans in the pool are currently making payments (up from 50% at the time of the Bank's acquisition), and based on the collection experience to date, management expects to amortize the purchase price together with a 12% return on the investment within two years, leaving additional future income from the pool which will be split 50/50 with the subservicer of the loan pool. Based upon its investigation of the loan pool, management believes that 70% of the loans in the pool are backed by first or second mortgages where the combined loan to value ratio, after taking into account these liens is less than 100%. The servicer of the loans has provided additional security and collateral to protect the Bank's investment in the loan pool, including $250,000 in pledged deposits with the Bank and personal and corporate guarantees on the Bank's investment in the loan pool.


        Northern Michigan BIDCO. Northern Michigan BIDCO (the "BIDCO") invests in businesses in Northern Michigan with the objective of fostering job growth and economic development. As of June 30, 1995, the BIDCO had made fourteen such investments, amounting to a total of $7,525,000 at original cost. At June 30, 1995, the BIDCO had total assets of $6,744,752 (treating three companies of which the BIDCO maintains a controlling interest on a non-consolidated basis). For the three and six months ended June 30, 1995 and 1994, the Bank's 44.09% equity share in the earnings of the BIDCO's reported net income was $23,756 and $70,482, and $58,814 and $136,500, respectively.

        The Bank owns 280 shares of common stock in the BIDCO, currently representing a 44.09% equity interest. In January 1995, the Company purchased $132,000 principal amount of the BIDCO's 9% convertible debentures at par value, and in June the Company purchased an additional $65,000 principal amount for $71,500, thereby increasing the Company's consolidated fully diluted ownership in the BIDCO to 15.53% from 10.57%.

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

  Northern Michigan BIDCO, investments:
                                                                                              Equity
         Industry                                                              Amount         Participation?

         ABC-TV affiliate                                                  $  300,000         yes
         Adult foster care                                                     40,000         no
         Cable TV                                                             350,000         yes
         Children's clothing manufacturer                                     200,000         yes
         Environmental engineering                                            100,000         no    (paid-off)
         Hotel                                                                300,000         yes
         Loan subservicing                                                    450,000         yes
         Mining equipment manufacturer                                         80,000         no
         Paper converting plant                                             1,000,000         yes
         Paper recycle pulp mill                                              780,000         yes
         Plastic injection molding                                          2,000,000         no    (paid-off)
         Railroad boxcar leasing                                            1,300,000         no
         Railcar equipment manufacturing                                      125,000         yes
         Tissue paper mill                                                    500,000         yes
                                                                            ---------
         Total                                                             $7,525,000
                                                                           ==========

        At June 30, 1995, the BIDCO had the following outstanding conditional commitments to lend:

         Cable TV (add-on)                                                   $150,000
                                                                              -------
         Total                                                               $150,000
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

         In conjunction with the Bank's establishment of a new main office in Ann Arbor, the BIDCO also plans to set up an office at this location. The BIDCO plans to expand the area in which it seeks investment opportunity to the rest of the Lower Peninsula of Michigan.

Non-Interest Expense

        Non-interest expense decreased from $688,543 in the three months ended June 30, 1994 to $405,080 for the three months ended June 30, 1995. Non-interest expense decreased from $1,379,807 in the six months ended June 30, 1994 to $788,768 for the six months ended June 30, 1995. The decrease in both periods was primarily the result of the sale of three branches of the Bank in December 1994.
        Certain unusual expenses negatively impacted the 1995 first half.
Legal expenses of the Bank were $106,587 in the 1995 period versus $43,328 in the 1994 period, resulting from foreclosure expenses and a particularly expensive lender liability countersuit related to one case, since decided in the Bank's favor. Approximately $30,000 in extra temporary personnel expenses were incurred in the 1995 period as a result of short term personnel requirements following the sale. Unusual expenses directly related to the sale of $18,132 were charged to earnings in the first half of 1995. Lastly, audit expenses are estimated to have been approximately $25,000 higher as a result of the sale and the personnel turnover in the treasury department of the Bank that resulted from it.
        Non-interest operating expense for only the parent company decreased from $69,697 for the three month 1994 period to $29,596 for the 1995 period. For the six month periods, non-interest operating expense decreased from $119,251 in 1994 to $40,363 in 1995. Management fees and goodwill amortization expense previously incurred at the holding company level were discontinued due to the sale. Legal and audit expenses were also lower.

Liquidity and Capital Resources

Parent Company Liquidity:

        At year-end 1994, Newberry Bancorp, Inc. held cash and marketable equity securities of $151,922. This increased by $59,030 to $210,952 at June 30, 1995. The increase in cash and marketable equity securities was due to intercompany tax and dividend transfers. Dividends from the Company's bank subsidiary together with earnings from the cash and marketable equity securities held by the parent company are the principal sources of income used to fund the parent company's indebtedness owing to BankOne Milwaukee, N.A. ("BankOne"), which amounted to $1,000,000 at June 30, 1995 and at December 31, 1994. The Company's bank debt currently calls for a balloon maturity on August 15, 1995. The Bank intends to pay a special dividend from retained earnings to pay off the balance. The Company is currently contemplating the advisability of seeking another parent company loan or raising additional capital by selling additional shares of common stock in conjunction with the Bank's opening of its new main office in Ann Arbor.

Capital Resources:

        The following table sets forth the Bank's risk based assets, and the capital ratios and risk based capital ratios of the Bank and Company as of June 30, 1995.

                                             NEWBERRY STATE BANK
Risk Adjusted Assets & Risk Adjusted Capital Ratio at June 30, 1995
                                ($ in 000's)

                                                                     Risk Adj.
                                                 Value      Risk       Asset
                    Asset                       (000's)    Weight      Value
---------------------------------------------  ---------  ---------  ---------
Cash and Fed Funds                                  657          0%          0
U.S. and Canadian Treasuries                          0          0%
U.S. Gov't Agency Securities                        812          0%          0
Reserve for Loan Losses                            (313)         0%          0
U.S. Gov't Sponsored Agency Securities           14,736         20%      2,947
U.S. Gov't Guaranteed Loans                         492         20%         98
Balances at Domestic and Canadian Banks             593         20%        119
General Obligation Municipal Securities             101         20%         20
1-4 Family Mortgage Loans                         3,907         50%      1,954
Municipal Revenue Bonds                               0         50%          0
All Other Loans                                   6,492        100%      6,492
All Other Securities                              2,558        100%      2,558
Real Estate Owned                                   226        100%        226
Premises & Equipment                                971        100%        971
Mortgage Servicing Rights                         1,995        100%      1,995
Other Assets                                      1,104        100%      1,104


---------------------------------------------  ---------
TOTAL ASSETS                                     34,331
                                               =========
Off Balance Sheet Items:
     Letters of Credit and Commitments              728     100.00%        728
     Foreign Exchange Contracts                   1,450       0.50%(1)       7
     Interest Rate Contracts                      3,000       0.00%(1)       5
     FHLMC Loan Purchase Commitments                938      50.00%        469
     MBS FHLMC Forward Sell Commitments             509       0.00%(1)       8
     Agency Guaranteed Commercial Loans Sold        209      20.00%         42
                                               ---------  ---------   ---------
TOTAL RISK-ADJUSTED ASSETS                                              19,743
                                                                      =========

CAPITAL RESOURCES
Shareholders Equity, GAAP                         5,005                  5,005
Unrealized Gain/(Loss) on AFS Securities             27                     27
Investment in Unconsolidated Subsidiary             538                    538
                                                  -----                  -----
Total Equity (Tier 1)                             5,570                  5,570
Qualifying Loan Loss Reserve (Tier 2)               247                    247
                                                  -----                  -----
Regulatory Capital (Tier 1 & Tier 2)              5,817                  5,817
                                                  =====                  =====

Primary and Total Capital Ratio (Leverage)        17.14%
                                                  =====
Risk-adjusted Capital Ratio (Tier 1)              28.21%                 28.21%
                                                  =====                  =====
Risk-adjusted Capital Ratio (Tier 2)              29.46%                 29.46%
                                                 ======                  =====
Newberry Bancorp Consolidated
     Total Capital Ratio (Leverage Ratio)         13.24%
                                                 ======

(1) Plus market value, or replacement cost valuation, as required.

Bank Liquidity:

        The Company's primary sources of liquidity are customer deposits, scheduled amortization and prepayments of loan principal, cash flow from operations, maturities of various investments, the sale of loans held for sale, reverse repo credit lines secured by securities, and overnight fed funds credit lines from correspondent banks. In addition, the Bank invests in overnight Federal Funds. At June 30, 1995, the bank had cash and due from banks and fed funds on hand of approximately $1,250,000. At June 30, 1995 the Bank had available overnight fed funds lines of $2,600,000. In order to bolster liquidity, the Bank has also sold brokered CDs from time to time.

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

        Rising long term and short term interest rates tends to increase the value of the Bank's investment in mortgage servicing rights and improve the Bank's current return on such rights by lowering required amortization rates on them. However, rising interest rates tends to decrease new mortgage origination activity, negatively impacting current income from mortgage banking operations. The table on the next page details the Bank's asset/liability sensitivity as of June 30, 1995.

                           The Newberry State Bank
                      Asset/Liability Position Analysis
                                 ($ in 000s)
                            Maturing or Repricing in

                     -----------------------------------------------------
                     Under    91 Days-    1-5    Over 5     All     Total
                     3 Months   1 Year   Years    Years   Others
                     -------- -------- -------- -------- --------   ------
ASSETS
------
Fed Funds                 657                                          657
Loans (1)                 457      865    2,825                      4,147
Canadian Inv.              18                                           18
Securities              6,527   10,755       14      704      703   18,703
Loans held for sale     3,228                                        3,228
Matured Loans             636                                          636
Variable Loans          2,357                                        2,357
Other Assets                                                3,760    3,760
Cash & Due                                                    575      575
Overdrafts
Non Accrual Loans                                             209      209
Valuation Adjustment                                           41       41
                       ------   ------   ------   ------   ------   ------
                       13,880   11,620    2,839      704    5,288   34,331
LIABILITIES
-----------
Jumbo CDs                                   200                        200
Other CDs                  69    2,143   10,490                     12,702
MMDA                    2,279                                        2,279
Now & S-Now                48                                           48
Demand & Escrows                                            2,234    2,234
Savings                    73                                           73
Can$Savings               967                                          967
Other Liabilities                                             236      236
Repos & Borrowings     10,560                                       10,560
Equity                                                      5,032    5,032
                       ------   ------   ------   ------   ------   ------
                       13,996    2,143   10,690        -    7,502   34,331

                 GAP     (116)   9,477   (7,851)     704   (2,214)

      CUMULATIVE GAP     (116)   9,361    1,510    2,214

                       -0.34%   27.27%    4.40%    6.45%

NOTES:
(1) Net of bad debt reserve.

         PART II OTHER INFORMATION

Item 1. Legal Proceedings

        There are no material pending legal proceedings to which the Company or its subsidiary is party or to which any of their properties are subject.


Item 5. Other information

        Parent Company Financial Information

           Certain condensed financial information with respect to Newberry Bancorp, Inc. follows:

                 NEWBERRY BANCORP, INC. (The Parent)

                 Condensed Balance Sheet (Unaudited)

                                                       June 30,         December 31,
                                                         1995               1994
          ASSETS                                        ------              ------

          Cash and due from banks                   $    9,434        $     54,151
                                                    ----------        ------------
          Investment in subsidiary                   5,031,736           4,746,807
                                                    ----------        ------------
          Due from ESOP                                  1,000               1,000
          Available for sale securities (Note 2)       201,518              97,771
          Investment in Northern Michigan BIDCO        203,500                   -
          Federal income tax receivable                173,027              22,281
          Furniture, fixtures & equipment                3,244               4,744
          Deferred taxes                                 8,537               8,537
          Prepaid expenses and other assets             11,160             973,212
                                                    ----------        ------------
          Total other assets                           601,986           1,107,545

            TOTAL ASSETS                             5,643,156           5,908,503
                                                    ==========        ============


                                                       June 30,         December 31,
                                                         1995               1994
          LIABILITIES AND SHAREHOLDERS EQUITY           ------              ------

          Note payable                               1,000,000           1,000,000
          Accrued interest payable                           -              78,798
          Accounts payable                              18,289             734,017
          Payable to bank subsidiary                         -                   -
                                                    ----------        ------------
               Total Liabilities                     1,018,289           1,812,815

          Stockholders' equity:
            Net unrealized gain (loss) on
              available-for-sale securities             53,516            (525,788)
            Capital stock and paid in capital        2,470,343           2,490,270
            Retained earnings                        2,101,008           2,131,206
                                                    ----------        ------------
               Total Stockholders' equity            4,624,867           4,095,688
                                                    ----------        ------------
               TOTAL LIABILITIES AND
                 SHAREHOLDERS EQUITY                $5,643,156        $  5,908,503
                                                    ----------        ------------

       NEWBERRY BANCORP, INC. (The Parent)

       Condensed Statement of Operations        For the Three-Month        For the Six-Month
              (Unaudited)                           Periods Ended            Periods Ended
                                                       June 30,                 June 30,
                                                 1995         1994         1995         1994
                                                 ------       ------       ------       ------

  Interest on Securities                      $   3,560    $       -    $   5,480    $       -
  Net income from bank subsidiary                 6,665       62,594        5,625      166,228
  Gain (loss) on sale of investment                   0            -       15,330            -
  Other income                                    1,465        1,631       10,372        3,049
                                                 ------       ------       ------       ------
     Total income                                11,690       64,225       36,807      169,277
                                                 ------       ------       ------       ------
  Interest expense                               21,672       45,431       45,097       82,847
  Amortization expense                                0        3,184            0        6,368
  Management fees                                     0       15,000            0       30,000
  Legal and Audit Expense                        15,247       34,127       18,755       54,475
  Public listing expense                          1,000        3,900        2,000        5,026
  Other expenses                                 13,349       13,486       19,608       23,382
                                                 ------       ------       ------       ------
     Total expenses                              51,268      115,128       85,460      202,098
                                                 ------       ------       ------       ------
     Income before income taxes                 (39,578)     (50,903)     (48,653)     (32,821)
                                                 ------       ------       ------       ------
     Income taxes (benefit)                     (22,493)     (38,589)     (18,455)     (66,594)
                                                 ------       ------       ------       ------
     Net income                                 (17,085)     (12,314)     (30,198)      33,773
                                                 =======      ======       ======       ======

Net income per common share                     ($0.014)      $0.010      ($0.025)      $0.029
                                                 ------       ------       ------       ------

Dividends declared per share                    $  ---       $  ---       $  ---       $  ---
                                                 =======      ======       ======       ======


     NEWBERRY BANCORP, INC. (The Parent)

     Condensed Statement of Cash Flows
             (Unaudited)


                                                     For the Six-Month
                                                       Periods Ended
                                                          June 30,

                                                     1995           1994
     Reconciliation of net income (loss)
       to net cash used in
       operating activities:
        Net income (loss)                       $    (30,198)  $     33,773
        Depreciation                                   1,500          1,501
        Amortization                                       -          6,368
        Proceeds from sales of trading
          securities                                  74,367              -
        Purchases of trading securities             (366,284)             -
        Loss (gain) on sale of investments           (15,330)             -
        Decrease (increase) in receivable
           from affiliate                            973,211              -
        Decrease (increase) in Other Assets          (11,161)       (23,779)
        Decrease (increase) in Income Tax Receivab  (150,745)             -
        Increase (decrease) in interest payable      (78,798)        11,504
        Increase (decrease) in Income Tax Payable   (720,428)             -
        Increase (decrease) in Other Liabilities       4,701         63,981
        Equity from undistributed earnings of subs    (5,625)       (66,228)
                                                   ---------      ---------
          Net cash provided by (used in)
           operating activities                     (324,790)        27,120
                                                   ---------      ---------
    Cash flow from investing activities:
      Subsidiary dividends received                  300,000              -
                                                   ---------      ---------
          Net cash provided by (used in)
           investing activities:                     300,000              -
                                                   ---------      ---------
    Cash flow from financing activities:
      Principal payment on notes payable                   -        (76,000)
      Purchase of treasury stock                     (19,927)
                                                   ---------      ---------
          Net cash provided by (used in)
           financing activities:                     (19,927)       (76,000)
                                                   ---------      ---------
        Net changes in cash and cash equivalents     (44,717)       (48,880)

    Cash and cash equivalents:
      Beginning of year                               54,151        105,967
                                                   ---------      ---------
      End of year                               $      9,434   $     57,087
                                                   ---------      ---------

   Supplemental disclosure of cash
    flow information:
    Cash paid (received) during the year for:
      Interest                                  $    113,543   $     69,982
      Income tax                                $    (22,281)  $     (3,849)


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

                                          NEWBERRY BANCORP INC.

Date: August 10, 1995                     /s/ Stephen Lange Ranzini
                                          -----------------------------------
                                          Stephen Lange Ranzini
                                          President, Chief Executive
                                          Officer, and Treasurer
                                          (On behalf of the registrant
                                          and as
                                          Principal Financial Officer

                  Exhibit Index
                  -------------
                                                           Sequentially
                                                           Numbered
Exh. No.          Description                              Page
--------          -----------                              ------------

  27              Financial Data Schedule                        34