Form 10-Q
period 1995-09-30
NEWBERRY BANCORP INC
filed 1995-11-14
CIK 811211

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

   (Mark One)

   [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934

   For the quarterly period ended September 30, 1995

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

     Indicate the number of shares outstanding of each of the issue's classes of common stock, as of the latest practicable date.

   Common Stock, $0.010 par value        Outstanding at November 9, 1995
                                                1,172,718 shares


                              page 1 of 83 pages
                Exhibit index on sequentially numbered page 34

                                     FORM 10-Q                                 2

                               TABLE OF CONTENTS


PART I - Financial Information
-----------------------------------

Item 1.  Financial Statements                              PAGE

         Consolidated Balance Sheets                         3
         Consolidated Statements of Operations               5
         Consolidated Statements of Cash Flows               7
         Notes to the Consolidated Financial
              Statements                                     8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations       9

         Summary                                             9
         Recent Development                                 10
         Results of Operations                              11
         Liquidity and Capital Resources                    25

PART II - Other Information
-----------------------------------

         Item 1. Legal Proceedings                          29
         Item 5. Other Information
                  Parent Company Condensed
                     Financial Information                  29
         Item 6. Exhibits and Reports on Form 8-K           33

Signature                                                   33
---------

Exhibit Index                                               34

         Item 1. Financial Data Schedule                    83
------------------


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

Part I         FINANCIAL INFORMATION

Item 1.      Financial Statements

                        NEWBERRY BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                     September 30,1995 and December 31,1994
                                  (Unaudited)

                                                    At                At
                                                September 30      December 31
                                                   1995              1994
ASSETS                                          ----------        ----------

Cash and due from banks                        $ 1,861,216       $   908,257
Federal funds sold                               1,304,351           606,422
                                                ----------        ----------
     Total cash and cash equivalents             3,165,567         1,514,679

Securities available for sale (Note 2)          14,576,906        18,658,332

Loans held for sale                              5,914,586         4,129,321
Loans, net                                       7,177,780         4,220,633

Premises and equipment                           1,117,085           373,877
Purchased mortgage servicing rights              2,029,431         1,625,889
Investment in Northern Michigan BIDCO              775,174           467,820
Other real estate owned                            170,720           130,015
Other assets                                       988,182           706,018
                                                ----------        ----------
      Total other assets                         5,080,592         3,303,619
                                                ----------        ----------
      TOTAL ASSETS                             $35,915,431       $31,826,584
                                               ===========       ===========

   The accompanying notes are an integral part of the financial statements.

                     NEWBERRY BANCORP, INC. AND SUBSIDIARY
                          Consolidated Balance Sheets
                     September 30,1995 and December 31,1994
                                  (Unaudited)

                                                    At           At
                                                September 30 December 31
                                                   1995         1994
LIABILITIES AND STOCKHOLDERS EQUITY             ----------   ----------
Deposits:
  Demand - non interest bearing                $   288,547  $ 1,638,101
  Demand - interest bearing                      1,701,332    3,026,925
  Savings                                          820,721      587,370
  Time                                          15,935,897    7,875,499
                                                ----------   ----------
     Total deposits                             18,746,497   13,127,895

FHLB advances                                   10,000,000    9,800,000
Other Bank Borrowings                                    0            -
Mortgage escrow                                  1,063,247    1,214,313
Note payable                                     1,000,000    1,000,000
Due to broker                                            0    1,288,169
Deferred Noncompete income                         145,831      175,000
Other Liabilities                                  320,153    1,125,518
                                                ----------   ----------
     Total Liabilities                          31,275,728   27,730,895
                                                ----------   ----------

Commitments and contingencies

Stockholders' equity:
  Preferred Stock, $0.001 par value;
   Authorized - 500,000 shares;
    issued 0 shares in both 1995 and 1994                -            -
  Common stock, $0.01 par value;
   Authorized - 2,500,000 shares;
    issued  and outstanding
    1,200,000 shares in 1995
    and 1,200,000 shares in 1994                    12,000       12,000
  Treasury Stock - 16,746 shares at
    September 30,1995                              (50,423)           -
  Surplus                                        2,478,270    2,478,270
  Retained earnings                              2,116,245    2,131,207
  Unrealized gain (loss) on securities
   available for sale, net of tax
   of $43,019 in 1995, and
   $(270,860) in 1994.                              83,611     (525,788)
                                                ----------   ----------
     Total Stockholders' equity                  4,639,703    4,095,689
                                                ----------   ----------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                    $35,915,431  $31,826,584
                                                ==========   ==========

   The accompanying notes are an integral part of the financial statements.

NEWBERRY BANCORP, INC. AND SUBSIDIARY                                        5

   Consolidated Statement of Operations              For the Three-Month          For the Nine-Month
              (Unaudited)                               Periods Ended                Periods Ended
                                                September 30, September 30,   September 30, September 30,
                                                    1995         1994             1995         1994
                                               ------------  -----------     ------------  -----------
Interest income:
  Interest and fees on loans                  $     329,437 $    649,113    $     899,422 $  2,242,022
  Interest on securities:
   U.S. Treasury Securities                               -       19,998                -       48,083
   U.S. Government agencies                         259,509      161,366          791,461      477,378
   State and political subdivisions                     452        4,563            4,056       13,689
   Other securities                                   6,744       33,262           14,641       35,037
   Interest on bank deposits                          5,836       26,293           25,919       63,798
  Interest on federal funds                          15,099       33,389           42,662       75,850
                                               ------------  -----------     ------------  -----------
     Total interest income                          617,077      927,984        1,778,161    2,955,857
                                               ------------  -----------     ------------  -----------
Interest expense:
  Interest on deposits:
   Demand deposits                                   27,536      251,124          100,871      653,222
   Savings deposits                                  19,843       73,244           59,652      181,735
   Time certificates of deposit                     232,518      120,144          577,954      374,236
  Bank borrowings                                   155,459       85,833          441,461      213,217
  Repurchase agreements                               9,143        2,136           91,869        7,896
  Interest expense on note payable                   18,291       51,358          107,002      134,205
                                               ------------  -----------     ------------  -----------
     Total interest expense                         462,790      583,839        1,378,809    1,564,511
                                               ------------  -----------     ------------  -----------
     Net interest income                            154,287      344,145          399,352    1,391,346

Provision for loan losses                             1,200       52,500            3,600      157,500
                                               ------------  -----------     ------------  -----------
     Net interest income after
       provision for loan losses                    153,087      291,645          395,752    1,233,846
                                               ------------  -----------     ------------  -----------
Other income:
  Security gains (losses)                            19,550       55,351           51,647       35,179
  Service charges on deposit accounts                     7       22,061              112       68,577
  Other service charges and fees                      1,048            -            3,502            -
  Foreign exchange income                            21,879       46,447           54,322      139,623
  Mortgage banking income                            39,793      111,970          347,648      259,763
  Profit from equity investment in
    Northern Michigan BIDCO                          33,372       39,026          103,854      175,526
  Other                                               1,756       22,607           22,770       47,071
                                               ------------  -----------     ------------  -----------
     Total other income                             117,405      297,462          583,855      725,739
                                               ------------  -----------     ------------  -----------

   The acccompanying notes are an integral part of the financial statements.

NEWBERRY BANCORP, INC. AND SUBSIDIARY                                       6


       Consolidated Statement of Operations (Continued)
              (Unaudited)

                                                   For the Three-Month            For the Nine-Month
                                                      Periods Ended                 Periods Ended
                                                September 30, September 30,   September 30, September 30,
                                                    1995         1994             1995         1994
                                              ------------  -----------      -----------  -----------
Other expenses:
  Salaries and wages                           $    95,858   $  192,301      $   275,572   $  635,471
  Employee benefits                                 16,511       78,657           51,240      189,020
  Occupancy, net                                    29,661       47,100           58,736      149,106
  Taxes other than income                          (41,117)      12,403          (26,216)      46,227
  Data processing and equip. exp.                   21,299       93,430           66,410      292,495
  Correspondent bank service charges                 5,390       13,370           22,476       44,976
  Advertising                                        9,207       22,583           15,401       84,934
  Net expense of other real estate owned             5,380        5,775           12,897       11,011
  FDIC insurance                                    (3,430)      18,543           32,270       75,320
  Mortgage banking expense                           5,751       27,022           42,610      133,882
  Legal and audit expense                           56,995       73,912          268,176      182,314
  Other operating expenses                          57,925       65,268          228,626      149,046
  Amortization expense                                   -        3,184                -        9,553
  Management fees                                        -       15,000                -       45,000
                                              ------------  -----------      -----------  -----------
     Total other expenses                          259,430      668,548        1,048,198    2,048,355
                                              ------------  -----------      -----------  -----------
Income before income taxes                          11,062      (79,441)         (68,591)     (88,770)
                                              ------------  -----------      -----------  -----------
Applicable income taxes (benefit)                   (4,175)     (20,202)         (53,630)     (66,130)
                                              ------------  -----------      -----------  -----------
     Net income                                $    15,237 $    (59,239)     $   (14,961)  $  (22,640)
                                              ============  ===========      ===========  ===========


Earnings per common share (note 1)                  $0.013      ($0.049)         ($0.013)     ($0.019)
                                              ============  ===========      ===========  ===========
Weighted average shares outstanding              1,195,577    1,200,000        1,195,929    1,181,902
                                              ============  ===========      ===========  ===========
Dividends declared per share                      $ ---        $ ---            $ ---        $ ---
                                              ============  ===========      ===========  ===========

     The acccompanying notes are an integral part of the financial statements.

     NEWBERRY BANCORP, INC. AND SUBSIDIARY                            7

     Consolidated Statements of Cash Flows
              (Unaudited)

                                                                    For the Nine-Month
                                                                      Periods Ended
                                                                      September 30,
                                                                   1995           1994

Cash flow from operating activities:
Net income (loss)                                            $     (14,961)  $    (22,637)
Adjustments to reconcile net income to net
  cash from operating activities:
    Depreciation and amortization                                  100,065        123,560
    Equity in unconsolidated subsidiary                           (103,854)      (175,526)
    Provision for loan loss                                          3,600        157,500
    Mortgage loans originated for sale                         (53,461,521)   (16,828,793)
    Sale of mortgage loans                                      51,676,291     26,858,932
    Net amortization/accretion on securities                        (9,889)       (46,219)
    Loss/(Gain) on sale of securities                              (51,647)       (73,067)
    Proceeds from sales of trading account
     securities                                                          -     14,031,695
    Purchases of trading account securities                              -    (12,087,630)
    Change in:
      Purchased mortgage servicing rights                         (468,002)        98,267
      Other real estate                                            (40,705)        74,743
      Increase in other assets                                    (596,079)      (555,305)
      Increase (decrease) in other liabilities                    (834,534)       266,831
                                                              ------------    -----------
       Net cash from (used in)
         operating activities                                   (3,801,236)    11,822,351
                                                              ------------    -----------
    Cash flow from investing activities:
      Purchase of available for sale
       securities                                               (7,589,160)    (9,176,780)
      Proceeds from sales of available for
       sale securities                                          10,709,820         80,000
      Loans granted net of repayments                           (1,057,536)       779,396
      Loans purchased for investment                            (1,903,211)             -
      Premises and equipment expenditures                         (778,813)      (181,492)
      Principal paydowns on available for
       sale securities                                           1,742,080      1,242,926
                                                              ------------    -----------
       Net cash from (used in)
         investing activities                                    1,123,180     (7,255,950)
                                                              ------------    -----------
    Cash flow from financing activities:
      Net increase in repurchase agreements                              -        (47,125)
      Net increase in deposits                                   5,618,602        356,427
      Increase in other bank borrowings                            200,000              -
      Net increase (decrease) in mortgage
       escrow accounts                                            (151,066)    (2,230,342)
      Amount due to Broker                                      (1,288,169)             -
      Principal payment on notes payable                                 -       (152,000)
      Issuance of common stock                                           -        100,000
      Purchase of treasury stock                                   (50,423)             -
                                                              ------------    -----------
       Net cash from
         financing activities                                    4,328,944     (1,973,040)
                                                              ------------    -----------
          Net change in cash and
            cash equivalents                                     1,650,888      2,593,361

   Cash and cash equivalents:
     Beginning of period                                         1,514,679      6,455,516
                                                              ------------    -----------
     End of period                                            $  3,165,567   $  9,048,877
                                                              ============    ===========

    Supplemental disclosure of cash flow information:

    Cash paid for interest expense                            $  1,296,288   $  1,440,831
    Cash paid for income taxes                                     881,719         (3,849)


   The accompanying notes are an integral part of the financial statements.

               NEWBERRY BANCORP, INC. AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1) General

        See note 1 of Notes to Financial Statements incorporated by reference in the Company's 1994 Annual Report on Form 10-K for a summary of the Company's significant accounting policies.
        The unaudited financial statements included herein were prepared from the books of the Company in accordance with generally accepted accounting principles and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company's 1994 Annual Report to Stockholders, and reflect adjustments which are solely of a normal, recurring nature. The current interim periods reported herein are included in the fiscal year subject to independent audit at the end of the year.
        Earnings per share are calculated based on the weighted average number of common shares outstanding during each period as follows: 1,195,577 and 1,198,803 for the three and nine months ended September 30, 1995 and 1,195,929 and 1,181,902 for the three and nine months ended September 30, 1994, respectively. Stock options are considered not dilutive and therefore, not included in earnings per share calculations.

(2) Available-for-sale Securities

        The Bank's available-for-sale securities portfolio at September 30, 1995 had a net unrealized gain of approximately $127,000, as compared with a net unrealized gain of approximately $81,000 at June 30, 1995 and a net unrealized loss of approximately $798,000 at December 31, 1994, an improvement during the nine months beginning December 31, 1995 of $925,000 due to an improvement in the current market value of adjustable-rate U.S. agency guaranteed mortgage-backed securities.

Available-for-sale securities

                                                        September 30, 1995
                                 -------------------------------------------------------------
                                                                  Gross              Estimated
                                           Amortized           Unrealized                 Fair
     (in thousands)                          Cost           Gains      Losses            Value
     __________________________________________________________________________________________
     U.S. agency mortgage-backed            11,682            125         (94)          11,713
     U.S. agency equity                        842             14           -              856
     Other mortgage securities               1,738             11          (2)           1,747
     State and municipal                         -              -           -                -
     Other equity                              188             73           -              261
     __________________________________________________________________________________________
     Total investment securities
       available for sale                  $14,450           $223         $(96)        $14,577
                                           =======           ====         =====        =======

                                                                            9
Available-for-sale securities (continued)


                                                            June 30, 1995
                                 -------------------------------------------------------------
                                                               Gross                 Estimated
                                         Amortized          Unrealized                    Fair
     (in thousands)                         Cost       Gains       Losses                Value
     __________________________________________________________________________________________
     U.S. agency mortgage-backed          17,253          182          (149)           17,286
     U.S. agency equity                      812            8             -               820
     State and municipal                     101            -             -               101
     Other equity                            161           40             -               201
     __________________________________________________________________________________________
     Total investment securities
       available for sale                $18,327         $230          $(149)         $18,408
                                         =======         ====          ======         =======

                                                          December 31, 1994
                                  ------------------------------------------------------------
                                                               Gross
                                         Amortized          Unrealized                    Fair
    (in thousands)                         Cost       Gains         Losses               Value
    __________________________________________________________________________________________
    U.S. agency mortgage-backed         $16,818          $10           $(864)          $15,964
    Other U.S. agency                     1,740            3               -             1,743
    U.S. agency equity                      739           14               -               753
    State and municipal                     101            -               -               101
    Other equity                             58           39               -                97
    __________________________________________________________________________________________
    Total investment securities
      available for sale                $19,456          $66           $(864)          $18,658
                                        =======          ===           ======          =======


    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY

        In the three months ended September 30, 1995, net income of $15,237 was realized versus a net loss of $59,239 in the same period in 1994. Net interest income decreased from $344,145 in the 1994 period to $154,287 in the 1995 period, and other income was $117,405 in the 1995 period versus $583,855 in the 1994 period. The increase in net income was primarily the result of the decrease in expenses, which offset the decrease in net interest income in the quarter. The reduction of net interest income was due principally to the sale of the majority of the Bank's retail deposits and loan portfolio in December 1994, and also due to decreased spread income from the Bank's securities portfolio. Earnings of the Bank during the three months ended September 30, 1995 were negatively impacted by the outsourcing of the Company's servicing portfolio to Midwest Loan Services in anticipation of the acquisition of 80% of Midwest Loan Services, Inc. later this year (as more fully described below). Other operating expense decreased to $259,430 in the 1995 period from $668,548 in the 1994 period. During the three months ended September 30, 1995 there was an improvement of $30,095 in the FASB 115 value of the securities available-for-sale.
        For the nine months ended September 30, 1995, a net loss of $14,961 was realized versus a net loss of $22,640 in the same period in 1994. The lack of income for the nine months was principally the result of the decrease in net interest income due principally to the sale of the majority of the Bank's retail deposits and loan portfolio in December 1994, the decrease in securities portfolio spread income, and unusual operating expenses of approximately $200,000 (see below, "Other Expense"). During the nine months ended September 30, 1995 there was an improvement of $609,399 in the FASB 115 value of the securities available-for-sale, as a result of an increase in the value of the Bank's adjustable rate mortgage-backed securities portfolio.
        Net income (loss) per share in the three months ended September 30, 1995 was $0.013, and in the three months ended September 30, 1994 was ($0.049) per share. Net income (loss) per share in the nine months ended September 30, 1995 was ($0.013), and in the nine months ended September 30, 1994 was ($0.019) per share.

        The following table summarizes the pre-tax income (loss) of each profit center of the Company for the nine months ended September 30, 1995:

         NINE MONTHS ENDED SEPTEMBER 30, 1995 PRE-TAX INCOME (LOSS) SUMMARY
                 Banking & Mortgage Banking                                          (156,712)
                 Equity in earnings of
                   Northern Michigan BIDCO                                            103,854
                 Corporate Office                                                    ( 15,733)
                                                                                     ---------
                 Total                                                               $(68,591)

        The following table summarizes the pre-tax income of each profit center of the Company for the nine months ended September 30, 1994:

                 NINE MONTHS ENDED SEPTEMBER 30, 1994 PRE-TAX INCOME SUMMARY
                 Community Banking:
                   Newberry Office:                                                  $120,610
                   Sault Office:                                                     ( 89,775)
                 Mortgage Banking                                                    ( 12,601)
                 Equity in earnings of
                   Northern Michigan BIDCO                                            175,526
                 Corporate Office                                                    (282,530)
                                                                                     ---------
                 Total                                                               $(88,770)

RECENT DEVELOPMENTS

        The Bank has received approval from its banking regulators to establish a new main office in Ann Arbor, Michigan, near the University of Michigan's Medical Center.
        In October 1995, the University of Michigan signed a three year lease with the Bank covering 2/3 of its Ann Arbor office, which will generate approximately $90,000 per year in rental income for the Bank.

        In early November 1995, the Bank signed a definitive agreement to purchase 80% of the outstanding capital stock of Midwest Loan Services, Inc. ("Midwest"), of Houghton, Michigan, a mortgage subservicing company. The price paid approximated book value. In connection with the acquisition, the Company agreed to: issue 78,000 shares of common stock of the Company, pay $200,000 cash, and convey the title to certain non-income producing real estate held by Midwest carried on Midwest's books for $313,000. The closing under the agreement is expected to take place in the near future. As of the time of the acquisition Midwest owned or serviced for others a total of 5,200 loans with a principal balance of approximately $470,000,000, including $190,000,000 serviced for the Bank. The acquisition agreement also calls for the contingent payment of up to $310,000 based on pre-tax profit above a specified threshold. Michigan BIDCO, Inc. (see below, "Other Income"), an affiliate of the Company, which is a 10% shareholder of Midwest, will receive 23,000 shares of the Company as part to the acquisition.
        During October 1995, the Bank established a wholly-owned subsidiary, Varsity Funding Services, LLC, of Farmington Hills, Michigan. Varsity originates for its own account and purchases from other mortgage brokers, subprime residential mortgage loans, for resale to the secondary market.
Future net income from Varsity would be divided pursuant to an operating agreement among the Bank and Varsity's Co-Managers.
        The Company is contemplating the adoption as an incentive measure of a stock option/award plan for executives and employees which would provide for the grant of stock options or stock awards covering up to 300,000 shares.

RESULTS OF OPERATIONS

Net Interest Income

        Net interest income decreased from $344,145 for the three months ended September 30, 1994 to $154,287 for the three months ended September 30, 1995. Net interest income fell from the year ago period because of a decrease in both loans and investment securities and an increase in the cost of interest bearing liabilities. The yield on interest earning assets increased from 6.72% in the 1994 period to 8.26% in the 1995 period. The cost of interest bearing liabilities increased from 4.51% in the 1994 period to 6.31% in the 1995 period, causing net interest income as a percentage of total earning assets to decrease from 2.49% to 2.07%.
        For the nine month period ended September 30, 1995, net interest income decreased from $1,391,348 to $399,352 in the 1995 period. The yield on interest earning assets increased from 7.08% in the 1994 period to 7.83% in the 1995 period. The cost of interest bearing liabilities increased to 6.41% in the 1995 period from 4.03% in 1994 period, resulting in a decrease in net interest income as a percent of total average earning assets to 1.76% from 3.33%.

Interest income

        Interest income decreased from $927,985 in the quarter ended September 30, 1994 to $617,077 in the quarter ended September 30, 1995. The average volume of interest earning assets decreased from $55,255,003 in the 1994 period to $29,868,266 in the 1995 period, a decrease of 45.9%. The decreased volume of earning assets was due to the sale of loans in December 1994, partially offset by new wholesale money market borrowings. Interest income decreased as a result of a decrease in earning assets also as a result of the sale. The overall yield on the loan portfolio increased from 7.96% to 9.99%. The yield on the loans which the Bank retained was increased to compensate for their somewhat higher risk profile.
         Interest income decreased in the nine months ended September 30, 1995 to $1,778,161 from $2,955,858 in the nine months ended September 30, 1994. The volume of interest earning assets decreased from $55,693,598 in the 1994 period to $30,276,701 in the 1994 period, a decrease of 45.6%. The decrease in interest income was primarily attributable to the decrease in the volume of earning assets. The average yield on the loan portfolio increased as the yield on the loans which the Bank retained was increased to compensate for their somewhat higher risk profile.. As a result, the overall yield on the loan portfolio increased to 10.04% from 8.46%.
        The average volume of investments in the three months ended September 30, 1995 decreased 26.4% over the same period in 1994, as the Bank shrank its balance sheet as a result of the sale, and redeployed funds to support mortgage growth. In the nine month period, the average volume of investments decreased 9.9% over the same period in 1994, as the Bank decreased its portfolio in the third quarter.
        The yield increased from 4.93% in the three month period ended September 30, 1994 to 6.90% in the 1995 period. The increase in yields was in line with the general increase in interest rates between 1994 and 1995 and a repricing of the Bank's adjustable rate securities. In the nine month periods, the yield increased from 4.68% in the 1994 period to 6.39% in the 1995 period. The increase in yields was in line with the general increase in interest rates between 1994 and 1995 and a repricing of the Bank's adjustable rate securities.

Interest Expense

        Interest expense decreased from $583,838 in the three months ended September 30, 1994 to $462,790 in the 1995 period. The decrease was due to a decrease in interest bearing liabilities as a result of the sale, only partially offset by an increase in rates paid on deposits and borrowings. A portion of the increase in rates was due to generally higher short term interest rates. A shift to more heavy reliance on more expensive wholesale funds was also a factor. The cost of funds increased from 4.51% in the 1994 period to 6.31% in the 1995 period. The average volume of interest bearing liabilities decreased 43.3% in the 1995 period versus the 1994 period.
        In the nine month periods ending September 30, 1995 and 1994, interest expense decreased from $1,564,510 in 1994 to $1,378,809 in the 1995 period. The decrease was due to the same factors as in the three months periods discussed above. The cost of funds increased from 4.03% in the 1994 period to 6.41% in the 1995 period. The average volume of interest bearing liabilities decreased 44.6% in the 1995 period versus the 1994 period.

                       MONTHLY AVERAGE BALANCE SHEET AND
                            INTEREST MARGIN ANALYSIS

The following tables summarize monthly average balances, revenues from earning assets, expenses of interest bearing liabilities, their associated yield or cost and the net return on earning assets for the three and nine month periods ended September 30, 1995 and 1994.

                                             Three Months Ended September 30,
                               ---------------------------------------------------------------------
                                     1995                                1994
                               ----------------------------------- -------------------------------
                                              Interest  Average                   Interest Average
                                 Average      Income/    Yield/      Average      Income/  Yield/
                                 Balance      Expense     Cost       Balance      Expense   Cost
ASSETS
Interest Earning Assets:
  Short term investments:
    Interest bearing deposits $   460,735   $    5,836      5.07% $ 1,832,011   $   26,293   5.74%
    Federal funds sold          1,023,631       15,099      5.90%   2,918,461       33,389   4.58%

  Investment Securities:
    Non-taxable(1)                 33,848          452      5.34%     269,275        4,563   6.78%
    Taxable                    15,157,841      266,253      7.03%  17,629,634      214,627   4.87%
                               ----------    ---------     -----   ----------    ---------  -----
  Total investment securities  16,676,055      287,640      6.90%  22,649,381      278,872   4.93%
  Loans:                       ----------    ---------     -----   ----------    ---------  -----
    Commercial                  2,092,599       59,484     11.37%   6,821,445      158,043   9.27%
    Real Estate                 9,541,147      231,022      9.69%  15,904,533      240,571   6.05%
    Installment/Consumer        1,558,465       38,931      9.99%   9,879,644      250,499  10.14%
                               ----------    ---------     -----   ----------    ---------  -----
  Total Loans                  13,192,211      329,437      9.99%  32,605,622      649,113   7.96%
                               ----------    ---------     -----   ----------    ---------  -----
Total earning assets           29,868,266      617,077      8.26%  55,255,003      927,985   6.72%
                               ----------    ---------     -----   ----------    ---------  -----
Less allowance for possible
  loan losses & deferred fees    (307,206)                           (419,132)
                               ----------                          ----------
                               29,561,060                          54,835,871

Mortgage servicing rights       2,010,774                           1,626,902
Non earning assets              3,575,332                           6,646,871
                               ----------                          ----------
     Total assets             $35,147,166                         $63,109,644
                              ===========                         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest Bearing Liabilities:
  Deposit Accounts:
    Now/S-Now                 $    50,361   $      317      2.52% $ 5,454,460   $   33,628   2.47%
    Savings                        43,573          310      2.85%   4,894,841       31,335   2.56%
    Canadian Dollar Savings     1,164,039       19,533      6.71%   2,648,259       41,908   6.33%
    Time Under $100,000        14,408,888      232,518      6.45%   9,577,974      114,235   4.77%
    Time Over  $100,000                --           --        --      500,000        5,909   4.73%
    Borrowed Funds             11,166,311      171,289      6.14%   7,260,472       87,969   4.85%
    Money Market                1,994,917       27,219      5.46%  19,032,522      217,496   4.57%
    Holding company debt          515,120       11,604      9.01%   2,373,413       51,358   8.66%
                               ----------    ---------     -----   ----------    ---------  -----
      Total interest bearing
        liabilities           $29,343,209      462,790      6.31% $51,741,941      583,838   4.51%
                              ===========   ----------      -----  ==========    ---------   ----
Net interest income                         $  154,287                          $  344,147
                                            ==========                            ========
Weighted average rate spread                                1.96%                            2.20%
                                                            =====                            =====
Net yield on average earning
  assets                                                    2.07%                            2.49%

(1) Actual yields; not adjusted for Tax-equivalent yields.
(2) For purposes of computing average yields on the loan portfolio as presented in the above analysis, loans on non-accrual status are included in the average loan balances.

                                                                Nine Months Ended September 30,
                                                -------------------------------------------------------------------------
                                                                1995                                 1994
                                                -------------------------------------  ----------------------------------
                                                                  Interest   Average                 Interest     Average
                                                   Average         Income/    Yield/      Average     Income/      Yield/
                                                   Balance         Expense     Cost       Balance     Expense       Cost
ASSETS
Interest Earning Assets:
 Short term investments:
  interest bearing deposits                    $     674,312   $     25,919   5.13%   $   1,727,346   $    63,798   4.92%
  Federal funds sold                                 938,118         42,662   6.06%       2,550,150        75,850   3.97%

 Investment Securities:
  Non-taxable(1)                                      78,263          4,056   6.91%         270,473        13,689   6.75%
  Taxable                                         16,646,730        806,102   6.46%      15,806,980       560,499   4.73%
                                                -------------------------------------  ----------------------------------
Total investment securities                       18,337,423        878,739    6.39%     20,354,949       713,836   4.68%
Loans:                                          -------------------------------------  ----------------------------------
 Commercial                                        1,946,112        175,866   12.05%      6,897,742       455,649   8.81%
 Real Estate                                       8,360,980        596,233    9.51%     18,263,882     1,027,258   7.50%
 Installment/Consumer                              1,632,186        127,323   10.40%     10,177,025       759,115   9.95%
                                                -------------------------------------  ----------------------------------
 Total Loans                                      11,939,278        899,422   10.04%     35,338,649     2,242,022   8.46%
                                                -------------------------------------  ----------------------------------
Total earning assets                              30,276,701      1,778,161    7.83%     55,693,598     2,955,858   7.08%
                                                -------------------------------------  ----------------------------------
Less allowance for possible
 loan losses & deferred fees                        (328,646)                              (374,091)
                                                ------------------                     ------------------
                                                  29,948,055                             55,319,507

Mortgage servicing rights                          1,915,910                              1,689,466
Non earning assets                                 3,174,555                              6,594,425
                                                ------------------                     ------------------
  Total assets                                 $  35,038,520                          $  63,603,398
                                                ==================                     ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest Bearing Liabilities:
 Deposit Accounts:                             $      61,430   $      1,146    2.49%  $   5,408,166   $   102,183   2.52%
  Now/S-Now                                           71,463          1,490    2.78%      5,186,552        97,352   2.50%
  Canadian Dollar Savings                          1,154,096         58,162    6.72%      2,245,726        84,382   5.01%
  Time Under $100,000                             11,973,313        577,954    6.44%      9,878,305       353,183   4.77%
  Time Over $100,000                                      --             --       --        545,055        21,053   5.15%
  Bowrrowed Funds                                 12,148,100        583,631    6.41%      7,274,409       221,113   4.05%
  Money Market                                     2,444,730         99,725    5.44%     18,960,446       551,039   3.88%
  Holding company debt                               839,105         56,701    9.01%      2,273,538       134,205   7.87%
                                                -------------------------------------  ----------------------------------
   Total interest bearing
    liabilities                                $  28,692,237      1,378,809    6.41%  $  51,772,197     1,564,510   4.03%
                                                =============  ------------ ---------  =============  ------------ ------
Net interest income                                            $    399,352                           $ 1,391,348
                                                               ================                     ===============
Weighted average rate spread                                                   1.42%                                3.05%
                                                                              =========                           ========
Net yield on average earning
 assets                                                                        1.76%                                3.33%


(1) Actual yields; not adjusted for Tax-equivalent yields.
(2) For purposes of computing average yields on the loan portfolio as presented in the above analysis, loans on non-accrual status are included in the average loan balances.

Provision for Loan Losses

        Management decreased the monthly loan loss provision to a rate of $400 in the three months ended September 30, 1995 from $17,500 in the prior-year period. The reduction was made due to management's assessment of the adequacy of the reserve and the low level of origination of non-guaranteed loans. The actual loan losses were $10,782 in the three month period ended September 30, 1995 versus $18,823 in the three month period ended September 30, 1994.

                                                    Three Months Ended                 Nine Months Ended
                                                          Sept. 30,                         Sept. 30,
                                                   1995             1994             1995           1994
                                                -----------------------------------------------------------
Provision for loan losses                       $ 1,200          $52,500          $  3,600         $157,500
Loan charge-offs                                 10,782           18,823            53,654           71,475
Reclassification                                      -                -           (19,736)               -
Recoveries                                        2,023            1,576            12,921           46,221
                                                -------          -------          --------         --------
Net increase (decrease)
  in provision                                  $(7,559)         $35,253          $(56,869)        $132,246

                                                   At                    At                       At
                                                Sept. 30               June 30,               December 31,
                                                  1995                  1995                    1994
                                                -----------------------------------------------------------
Total loans (1)                                 $7,483,470           $7,662,769              $4,583,192
Reserve for loan losses                            305,690              313,249                 362,559
Reserve/Loans, % (1)                                  4.08%                4.09%                   7.91%

(1) Excludes loans held for sale.

        In addition to the general loan loss reserve, the Company had deposits on hand from the Michigan Strategic Fund of approximately $42,754 at September 30, 1995 and $45,000 at June 30, 1995 and December 31, 1994 to offset loan losses on a group of commercial loans amounting to approximately $564,000 at September 30 and June 30, 1995 and $534,893 at December 31, 1994. The Michigan Strategic Fund (the "MSF") is a State of Michigan sponsored program. Under the terms of the program, the Bank can assign, at the Bank's sole discretion, business loans to be covered by MSF guarantees. The funds which are paid to the Bank by the MSF are held at the Bank in a segregated account to offset such loan losses. If there are no losses and the loans are all liquidated, the MSF would retain ownership of the funds in the segregated account.
        Financial Accounting Standards Board ("FASB") has issued statement number 114, Accounting by Creditors for Impairment of a Loan, which must be adopted for fiscal years beginning after December 14, 1994. The Company believes that the impact of adopting this statement will not be material.
        The following schedule summarizes the Company's nonperforming loans for the periods indicated:

                                                   At                         At                     At
                                                Sept. 30,                  June 30,                December 31,
                                                  1995                       1995                     1994
                                                --------------------------------------------------------------
Past due 90 days and over
    and still accruing:
  Real estate                                    35,193                     48,657                  76,576
  Installment                                    41,897                     60,508                  92,947
  Commercial                                     35,826                    304,477                 112,219
                                                -------                    -------                 -------
    Subtotal                                    112,916                    413,642                 281,742

Nonaccrual loans:
  Real estate                                   111,290                    111,290                 108,056
  Installment                                         -                          -                       -
  Commercial                                    170,535                     97,771                   4,893
                                                -------                    -------                 -------
    Subtotal                                    281,825                    209,061                 112,949

Other real estate owned                         170,720                    225,552                 130,015
                                                -------                    -------                 -------

Total                                           565,461                    848,255                 524,706

As % of loans (1)                                  7.56%                     11.07%                  11.45%
Ratio of reserve for loan
  losses to all loans
  90 days and over                                54.1%                      36.9%                   91.9%

(1) Excluding loans held for sale.

         Economic conditions in the Bank's primary market area appear to have been stable in the period. The growth in the Sault Ste. Marie area appears to have ceased; however, the Newberry area appears to be growing because of the construction of a major prison complex in the town by the State Department of Corrections. The full impact of the prison complex on the local economy is likely to be felt later in the year, when it is fully staffed. The sale of the bulk of the Bank's loan portfolio leaves the Bank with a larger than average loan loss reserve and a larger than average ratio of underperforming loans.
        The $282,794 decrease in non-performing assets during the three months ended September 30, 1995 was primarily the result of the following: a $227,000 commercial loan secured by a mini-warehouse was removed from loans 90 days late and still accruing because the borrower made some payments. However, this loan and two related loans totalling $315,000 were sent to counsel for foreclosure subsequent to quarter end. The Bank does not anticipate a loss from the resolution of these loans. Subsequent to quarter end, four REO properties with a combined balance of $40,000 were sold at no loss, leaving the Bank with just two REO properties which are residences on which no loss is expected from the final disposition of the assets.
        Management believes that the current reserve level and the ongoing loan loss reserve for loan losses is adequate to absorb future losses inherent in the loan portfolio, although the ultimate adequacy of the reserve is dependent upon future economic factors beyond the Company's control. A downturn in the general nationwide economy will tend to aggravate, for example, the problems of local loan customers currently facing some difficulties. A general nationwide business expansion could conversely tend to diminish the severity of any such difficulties.

Non-Interest Income

        Total non-interest income decreased to $117,405 for the three months ended September 30, 1995 from $297,462 for the three months ended September 30, 1994. The decrease was principally a result of a $72,177 decrease in the Bank's mortgage banking income, a decrease in securities gains, and decreases in foreign exchange income and other fee income related to the sale of three branches in December 1994.
        For the nine month periods, total non-interest income decreased from $725,739 in the 1994 period to $583,855 in the 1995 period. Gains in mortgage banking income and securities gains were offset by a decrease in the Company's share of the profit from the equity investment in Northern Michigan BIDCO and decreases in foreign exchange other fee income.

        Securities. During the nine months ended June 30, 1995 realized gains of $46,243 (including a gain of $30,913 in the three month period) were booked by the holding company, with total proceeds of $167,690, on the sale of two securities in the available for sale portfolio. At September 30, 1995, the holding company had an unrealized gain on its securities portfolio of $126,683.
        During the three months ended September 30, 1995, five securities totalling $4,949,849 were sold from the Bank's available-for-sale securities portfolio with gross realized gains of $64,893 and gross realized losses of $76,256. During the nine months ended September 30, 1995, eleven securities totalling $10,709,820 were sold from the Bank's available-for-sale securities portfolio with gross realized gains of $157,915 and gross realized losses of $152,511.
        During the quarter, the Bank liquidated an additional portion of its position in monthly adjusting agency backed CMOs indexed monthly to the 11th District Cost-Of-Funds Index. In addition to the remaining $1,700,000 of these COFI-indexed securities, the Bank retains a portfolio of agency backed CMOs indexed to the one year CMT (together, the "ARM Securities Portfolio"). At September 30, 1995, approximately $12,250,000 of the Bank's portfolio was invested in variable-rate U.S. agency mortgage backed securities. The decrease in the 1995 in short term interest rates has increased the market value of the Bank's ARM Securities Portfolio from an unrealized loss of $851,000 at December 31, 1994 to an unrealized gain of $36,000 as of June 30, 1995 and $33,000 at September 30, 1995, an increase in value of $884,000 during 1995.
        Management made the decision in December 1994, at the time of the sale, to hold onto the Bank's ARM Securities Portfolio, despite the fact that the Bank's cost of funds to carry the portfolio at the time exceeded the yield on the portfolio. During the first half of 1995, the yield on the Bank's taxable investment securities was 5.82%, versus the cost of borrowed funds of 6.68% and CDs of 6.44%. This negative carry decreased and then ended during the third quarter of 1995, with the yield on the Bank's taxable investment securities being 6.90%, versus the cost of borrowed funds of 6.14% and CDs of 6.45%. As the rates on the ARM Securities Portfolio adjust over the next several months, the positive yield spread should increase further, and it is expected that the Bank's ARM Securities Portfolio should ultimately yield between 1.0-2.0% over the Bank's cost of funds, unless short term interest rates again increase sharply, as they did throughout 1994. The negative net interest income on the ARM Securities Portfolio had a substantial negative impact on profitability in the first nine months of 1995; however, a portion of the return on these securities over the first six months of 1995 was expected by management to be an increase in market value, which was $502,000 in the first quarter of 1995, and $385,000 in the second quarter of 1995.

        Foreign Exchange. Foreign exchange revenues decreased to $21,879 and $54,322 for the three and nine months ended September 30, 1995 from $46,447 and 139,623 in the respective 1994 periods, as a result of the sale of the three bank branches in December 1994.

         Mortgage Banking. Mortgage banking income decreased to $39,793 in the three months ended September 30, 1995 from $111,970 in the three months ended September 30, 1994. Sharply decreased loan purchase and origination volumes during the 1995 period (albeit increased from the volume in the first half of 1995), substantial costs associated with the outsourcing of the Bank's FHLMC single family mortgage loans serviced for others to Midwest Loan Services, and a decrease in the market value of the loans held for sale (net of hedging costs) all negatively impacted results for the 1995 period.
         For the nine months ended September 30, 1995, mortgage banking income increased to $347,648 from $259,763 in the 1994 period. Decreased loan purchase and origination volumes during the 1995 period, were more than offset by increases in servicing income from the Bank's FHLMC single family mortgage loans serviced for others, and an increase in the market value of the loans held for sale.
        Financial Accounting Standards Board ("FASB") has issued statement number 122, Accounting for Originated Mortgage Servicing Rights, which must be adopted for fiscal years beginning after December 14, 1995. The Company believes that the adoption of this statement will positively impact the Company's net income in the short term, although in the long term the underlying economics of the cash flows from this activity will be unaffected.
        At September 30, 1995, the Bank owned servicing rights on $188,673,976 of FHLMC and FNMA mortgages serviced for others which were subserviced by Midwest Loan Services, versus $150,627,733 at December 31, 1994. Subsequent to quarter end, the Company signed a definitive agreement to acquire 80% of Midwest Loan Services (see Recent Developments, above). The following table summarizes the portfolio by type and mortgage note rate:

($ in 000s)                                                         FIXED RATE - BY MATURITY
                                                   -------------------------------------------------------------
MORTGAGE RATE (%)                 ARMs             UNDER 10                  10-25                    OVER 25
9.00 and up                         194                   188                   162                        5,034
8.50 - 8.99                       2,515                   686                 1,004                       21,845
8.00 - 8.49                         848                   748                 2,188                       32,675
7.50 - 7.99                         498                 1,258                 3,613                       48,935
7.00 - 7.49                         418                 1,057                14,448                       23,038
6.50 - 6.99                       2,678                   986                11,396                        6,221
6.00 - 6.49                       2,320                   655                 1,687                          470
under 6.00                          118                   708                    79                            -
                                 ------                ------                ------                      -------
                                  9,590                 6,289                34,577                      138,218

Current market
  interest rates                  6.50%                 7.00%                 7.13%                        7.75%
Average annual
  servicing fee                   0.50%                 0.30%                 0.29%                        0.26%

        If interest rates continue their recent decline to levels briefly seen during the Summer of 1993, the portfolio would experience significant refinancings and payoffs, which would hurt income.

Mortgage Payoffs
First Quarter 1994                                      $5,347,079
Second Quarter 1994                                      3,358,617
Third Quarter 1994                                       1,539,680
Fourth Quarter 1994                                      1,544,922
First Quarter 1995                                         765,480
Second Quarter 1995                                      1,239,571
Third Quarter 1995                                       1,919,412

        If interest rates were to stay at current levels, refinancings and payoffs would likely increase over recent experience since approximately 30% of the fixed rate mortgages being serviced carry interest rates 0.5% or more over the current market rate. A recent dip to lower rates, which then reversed, may increase amortization in the third quarter of 1995 somewhat. Based on recent comparable sales and indications of market value from industry brokers, management believes that the current market value of the Bank's portfolio of mortgage servicing rights exceeds cost by approximately $300,000 to $550,000. Market interest rate conditions can quickly affect the value of mortgage servicing rights in a positive or negative fashion, as long term interest rates rise and fall. A portion of the Bank's ARM Securities Portfolio acts as a hedge against repayments of mortgage servicing rights.
        At September 30, 1995, the Bank had outstanding purchase commitments to buy single family FHLMC qualifying mortgage loans of

$1,715,000 and outstanding forward commitments to deliver FHLMC mortgage-backed securities of $1,008,000, substantially all of which commitments were for delivery within three months or less. The following tables summarize mortgage banking activity for the three and nine months periods ending September 30, 1995 and 1994:


(amounts in $000s)                                  Three Months Ended                 Nine Months Ended
                                                         Sept. 31                           Sept. 30
                                                  1995              1994               1995         1994
                                                -------------------------             ----------------------
Net servicing originated                             3,683         1,519               8,050         6,457
Bulk servicing purchased                                 -             -              29,996             -
                                                    ------        ------              ------        ------
Net increase in servicing                            3,683         1,519              38,046         6,457
                                                    ======        ======              ======        ======

(amounts in $000s)                                Sept. 30                June 30,             December 31,
                                                    1995                    1995                  1994
                                                -------------------------------------------------------------
Total servicing (1)                                   188,674              184,991                150,628
Book value of servicing                                 2,029                1,995                  1,626
Estimated market value
   of servicing:
   Management estimate (2)                               2,528                2,542                  2,162
   Discounted cash flow (3)                              2,364                2,210                  1,910
Estimated excess of market
   over book value (4)                                 335-499              215-547                536-284

(1) Includes servicing related to FHLMC qualified loans held for delivery of $5,914,586 at September 30, 1995, $2,630,729 at June 30, 1995, and
     $4,129,321 at December 31, 1994.
(2) Assumes a price based upon market transactions using a multiple of the annual servicing fee (ie. 5.6 x 0.25% = 1.40%):

                                                Sept. 30             June 30,               December 31,
                                                    1995               1995                     1994
                                                --------------------------------------------------------
     30-year fixed servicing                          5.6x                5.7x                    5.8x
     15-year fixed servicing                          4.5x                4.7x                    4.8x
     Balloon servicing                                3.0x                3.0x                    3.1x
     ARM servicing                                    2.9x                3.0x                    3.2x
-------------

     A discount of 1x was subtracted for servicing on California properties on June 30, 1995 and December 31, 1994, and 0.7x on September 1995 (the relative value of California servicing has improved).
(3) Uses net present value analysis of future cash flows, discounted back at 13.14% (the original rate used to price the initial bulk portfolio purchased in 1993).
(4) Range based upon the two methods used in (2) and (3), above.
-----------------------------------------------------------------
         During 1994 and early 1995, market transactions for servicing rights showed a trend to increased prices. A slight decline was noted in the second quarter of 1995.

        In the first quarter, the Bank acquired a $30,000,000 portfolio of low coupon 1993 servicing on properties located in California for 1.04% of the unpaid principal balance.
        Origination activity continues to climb slowly from earlier depressed levels, and indications are that the new and existing programs will increase origation activity in the fourth quarter of 1995 from the depressed levels of early 1995.
        During the third quarter, the Bank began selling B and C impaired credit quality loans to correspondents originated through the Bank's own correspondent network. During October 1995, the Bank established a wholly-owned subsidiary, Varsity Funding Services, LLC, of Farmington Hills, Michigan ("Varsity"). Varsity originates for its own account and purchases from other mortgage brokers, subprime residential mortgage loans, for resale to the secondary market. Future net income from Varsity would be divided pursuant to an operating agreement among the Bank and Varsity's Co-Managers, Bill Cook and Jess Monticello. Bill Cook was formerly the manager of Countrywide Funding Corp.'s Michigan wholesale office, and Vice President of Retail and Wholesale Operation for Wellington Mortgage of Madison Heights, Michigan. Jess Monticello was previously Senior Vice President - Secondary Marketing, for Republic Bancorp Mortgage, Inc. Both individuals also joined the Bank as Vice Presidents in the Bank's Mortgage Banking Division. Management anticipates that the establishment of Varsity will enable the wholesale division of the Bank to expand its sales and marketing of the Bank's mortgage services to mortgage bankers throughout southern Michigan. It is anticipated that start-up expenses from Varsity could negatively impact fourth quarter 1995 earnings by up to $50,000.
        The Bank has recently added some new mortgage correspondents for the Farmer Mac loan program. Farmer Mac, the AgFirst Farm Credit Bank and FNMA began to pool Farmer Mac Guaranteed Rural Housing Loans beginning August 1, 1995, and the Bank was the first nationwide seller under the program. During the 1995 third quarter, the Bank increased its ownership of Farmer Mac's class C common stock (NASDAQ/FAMCK) to 3.29% of the outstanding shares.
        Subsequent to quarter end, the Company and the Bank signed a definitive agreement to acquire 80% of the outstanding shares of Midwest Loan Services. The subservicing company is also based in the Upper Peninsula of Michigan. While in the short run the acquisition has decreased net income, in the near future it should result in cost savings. As a subsidiary of the bank, this acquisition would also enhance the subservicing company's ability to market its services, and also produce economies of scale in its own operation. Indications are that the subservicing company will shortly receive an additional 1,000 loans for subservicing, increasing its total to 6,200 loans serviced for others, including 1,900 loans serviced for the Bank, and 800 serviced for its own portfolio.
        In mid-March 1995, the Bank purchased a portfolio of sub-performing home equity loans with approximately $6,600,000 in unpaid principal balance and $1,000,000 of unpaid accrued interest from a private investor group for approximately $1,903,000 (the "Loan Pool").

The investor group had recently purchased the Loan Pool from the Resolution Trust Corporation, which had not funded legal collection costs with respect to the loans in the pool since 1990. The average stated interest rate on the mortgage loans is over 19%. Approximately 70% of the loans in the pool are currently making payments (up from 50% at the time of the Bank's acquisition), and based on the collection experience to date, management expects to amortize the purchase price together with a 12% return on the investment within two years, leaving additional future income from the pool which will be split 50/50 with the subservicer of the loan pool. Based upon its investigation of the loan pool, management believes that 70% of the loans in the pool are backed by first or second mortgages where the combined loan to value ratio, after taking into account these liens is less than 100%. The servicer of the loans has provided additional security, guarantees and collateral to protect the Bank's investment in the loan pool, including $250,000 in pledged deposits with the Bank.
        A recent appraisal by the servicing company's independent certified public accountant as of August 31, 1995 indicates that the net present value of the loans is $4,271,819, which exceeds cost by about $2,615,232. As of September 30, 1995, the Bank's net investment in the loans was $1,599,156.

        Michigan BIDCO. Michigan BIDCO (formerly Northern Michigan BIDCO) (the "BIDCO") invests in businesses in Northern Michigan with the objective of fostering job growth and economic development. As of September 30, 1995, the BIDCO had made fourteen such investments, amounting to a total of $7,625,000 at original cost. At September 30, 1995, the BIDCO had total assets of $6,779,203 (treating three companies of which the BIDCO maintains a controlling interest on a non-consolidated basis). For the three and nine months ended September 30, 1995 and 1994, the Bank's 44.09% equity share in the earnings of the BIDCO's reported net income was $33,372 and $39,026, and $103,854 and $175,526, respectively.
        The Bank owns 280 shares of common stock in the BIDCO, currently representing a 44.09% equity interest. In January 1995, the Company purchased $132,000 principal amount of the BIDCO's 9% convertible debentures at par value, and in June the Company purchased an additional $65,000 principal amount for $71,500, thereby increasing the Company's consolidated fully diluted ownership in the BIDCO to 15.53% from 10.57%.

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

Michigan BIDCO's investments:

                                                                         Equity
         Industry                                        Amount          Participation?
         ABC-TV affiliate                            $  300,000          yes
         Adult foster care                               40,000          no
         Cable TV                                       350,000          yes
         Children's clothing manufacturer               200,000          yes
         Environmental engineering                      100,000          no    (paid-off)
         Hotel                                          300,000          yes
         Loan subservicing                              450,000          yes
         Mining equipment manufacturer                   80,000          no
         Paper converting plant                       1,100,000          yes
         Paper recycle pulp mill                        780,000          yes
         Plastic injection molding                    2,000,000          no    (paid-off)
         Railroad boxcar leasing                      1,300,000          no
         Railcar equipment manufacturing                125,000          yes
         Tissue paper mill                              500,000          yes
                                                      ---------
         Total                                       $7,625,000
                                                     ==========

At September 30, 1995, the BIDCO had the following outstanding conditional commitments to lend:

         Paper converting plant (add-on)             $1,000,000
         Cable TV (add-on)                              150,000
                                                        -------
         Total                                       $1,150,000
                                                      =========

         An 80% loan guarantee on $1,600,000 of the BIDCO's investment in the paper converting plant was recently received from an agency of the federal government.
         The BIDCO received federal government approval of an application for $2,000,000 in funding in the form of a 1% 30-year loan to a non-profit affiliate of the BIDCO, Northern Michigan Foundation (the "Foundation"). The Foundation will be lent this money at 1% interest for 30 years. The Foundation will relend this money to businesses in Northern Michigan to promote economic development and to create jobs for low and moderate income individuals. It is anticipated that an increasing portion of the BIDCO's normal annual operating expenses will be absorbed by the Foundation.
         In conjunction with the Bank's establishment of a new main office in Ann Arbor, the BIDCO also plans to set up an office at this location. The BIDCO plans to expand the area in which it seeks investment opportunity to the rest of the Lower Peninsula of Michigan, hence, the recent change in its name.

Non-Interest Expense

         Non-interest expense decreased from $668,548 in the three months ended September 30, 1994 to $259,430 for the three months ended September 30, 1995. Non-interest expense decreased from $2,048,355 in the nine months ended September 30, 1994 to $1,048,198 for the nine months ended September 30, 1995. The decrease in both periods was primarily the result of the sale of three branches of the Bank in December 1994.
        Certain unusual expenses negatively impacted the 1995 first nine months. Legal expenses of the Bank were $137,675 in the 1995 period and $85,635 in the 1994 period, primarily because of expenses associated with a particularly expensive lender liability countersuit related to one case, since decided in the Bank's favor. Approximately $30,000 in extra temporary personnel expenses were incurred in the 1995 period as a result of short term personnel requirements following the sale. Unusual expenses directly related to the sale of $18,132 were charged to earnings in the 1995 period. Approximately $10,000 of expenses associated with the change of the Bank's name, and $20,000 in expenses associated with the conversion of the Bank's core software package and the outsourcing of the Bank's mortgage servicing were incurred. Lastly, audit expenses are estimated to have been approximately $25,000 higher as a result of the sale and the personnel turnover in the treasury department of the Bank that resulted from it.
        Non-interest operating expense for only the parent company decreased from $55,976 for the three month 1994 period to $15,613 for the 1995 period. For the nine month periods, non-interest operating expense decreased from $190,663 in 1994 to $55,976 in 1995. Management fees and goodwill amortization expense previously incurred at the holding company level were discontinued due to the sale. Legal and audit expenses were also lower.

Liquidity and Capital Resources

Parent Company Liquidity:
        At year-end 1994, Newberry Bancorp, Inc. held cash and marketable equity securities of $151,922. This decreased by $4,326 to $147,596 at September 30, 1995. The small decrease in cash and marketable equity securities was due to a number of intercompany tax and dividend transfers which offset a $50,423 repurchase of Company stock from the ESOP and other cash flows. Dividends from the Company's bank subsidiary together with earnings from the cash and marketable equity securities held by the parent company are the principal sources of income used to fund the parent company's indebtedness. The Company's bank debt currently calls for a $50,000 annual sinking fund payments and a balloon maturity on September 30, 1996, renewable annually based upon performance. The debt carries a restriction on payment of dividends by the Bank in excess of prior year's net income of the Bank.

Capital Resources:

        The following table sets forth the Bank's risk based assets, and the capital ratios and risk based capital ratios of the Bank and Company as of September 30, 1995.

                                UNIVERSITY BANK
   Risk Adjusted Assets & Risk Adjusted Capital Ratio at September 30, 1995
                                 ($ in 000's)

                                                                     Risk Adj.
                                                 Value      Risk       Asset
                    Asset                       (000's)    Weight      Value
---------------------------------------------  ---------  ---------  ---------
Cash and Fed Funds                                1,712          0%         0
U.S. and Canadian Treasuries                          0          0%         0
U.S. Gov't Agency Securities                        782          0%         0
Reserve for Loan Losses                            (306)         0%         0
U.S. Gov't Sponsored Agency Securities           12,678         20%     2,536
U.S. Gov't Guaranteed Loans                         503         20%       101
Balances at Domestic and Canadian Banks           1,454         20%       291
General Obligation Municipal Securities               0         20%         0
1-4 Family Mortgage Loans                         3,922         50%     1,961
Municipal Revenue Bonds                               0         50%         0
All Other Loans                                   8,973        100%     8,973
All Other Securities                              1,528        100%     1,528
Real Estate Owned                                   171        100%       171
Premises & Equipment                              1,115        100%     1,115
Mortgage Servicing Rights                         2,029        100%     2,029
Other Assets                                        679        100%       679


---------------------------------------------   -------
TOTAL ASSETS                                     35,240
                                                =======
Off Balance Sheet Items:
   Letters of Credit and Committments               543     100.00%       543
   Foreign Exchange Contracts                       985       0.50%(1)      5
   Interest Rate Contracts                        3,002       0.00%(1)      5
   FHLMC Loan Purchase Committments               1,715      50.00%     857.5
   MBS FHLMC Forward Sell Committments            1,008       0.00%(1)      8
   Agency Guaranteed Commercial Loans Sold          203      20.00%        41
                                                -------   ---------  --------
TOTAL RISK-ADJUSTED ASSETS                                             20,842
                                                                       ======

CAPITAL RESOURCES
Shareholders Equity, GAAP                         4,900                 4,900
Unrealized Gain/(Loss) on AFS Securities             35                    35
Investment in Unconsolidated Subsidiary             572                   572
                                                  -----                 -----
Total Equity (Tier 1)                             5,507                 5,507
Qualifying Loan Loss Reserve (Tier 2)               261                   261
                                                  -----                 -----
Regulatory Capital (Tier 1 & Tier 2)              5,768                 5,768
                                                  =====                 =====

Primary and Total Capital Ratio (Leverage)        16.50%
                                                  =====
Risk-adjusted Capital Ratio (Tier 1)              26.42%                26.42%
                                                  =====                 =====
Risk-adjusted Capital Ratio (Tier 2)              27.67%                27.67%
                                                  =====                 =====
Newberry Bancorp Consolidated
     Total Capital Ratio (Leverage Ratio)         12.92%
                                                  =====

(1) Plus market value, or replacement cost valuation, as required.

Bank Liquidity:

        The Company's primary sources of liquidity are customer deposits, scheduled amortization and prepayments of loan principal, cash flow from operations, maturities of various investments, the sale of loans held for sale, reverse repo credit lines secured by securities, and overnight fed funds credit lines from correspondent banks. In addition, the Bank invests in overnight Federal Funds. At September 30, 1995, the bank had cash and due from banks and fed funds on hand of approximately $3,165,000. At September 30, 1995 the Bank had available overnight fed funds lines of $1,800,000. In order to bolster liquidity, the Bank has also sold brokered CDs from time to time.

Impact of Inflation

        The primary impact of inflation on the Company's operations is reflected in increased operating costs. Because the assets and liabilities of the Company are primarily monetary in nature, changes in interest rates have a more significant impact on the Company's performance than the general effects of inflation. However, to the extent that inflation affects interest rates, it also affects the net income of the Company.
        Rising long term and short term interest rates tends to increase the value of the Bank's investment in mortgage servicing rights and improve the Bank's current return on such rights by lowering required amortization rates on them. However, rising interest rates tends to decrease new mortgage origination activity, negatively impacting current income from mortgage banking operations. The table on the next page details the Bank's asset/liability sensitivity as of September 30, 1995.

                               UNIVERSITY BANK
                       Asset/Liability Position Analysis
                                  ($ in 000s)

                               Maturing or Repricing in
                     ----------------------------------------------------
                     Under     91 Days-   1-5    Over 5     All     Total
                     3 Months   1 Year   Years    Years   Others
                     -----------------------------------------------------
ASSETS
Fed Funds               1,287                                        1,287
Loans(1)                  441      760    2,619      177             3,997
Canadian Inv.              17                                           17
Securities              3,469    9,934       12      656      863   14,934
Loans held for sale     5,915                                        5,915
Matured Loans             657                                          657
Variable Loans          2,223                                        2,223
Other Assets                                                3,974    3,974
Cash & Due                                                  1,861    1,861
Overdrafts                 39                                           39
Non Accrual Loans                                             282      282
Valuation Adjustment                                           54       54
                       ------   ------   ------   ------   ------   ------
                       14,048   10,694    2,631      833    7,034   35,240
LIABILITIES
Jumbo CDs                                   200                        200
Other CDs               2,111    3,035   10,590                     15,736
MMDA                    1,736                                        1,736
Now & S-Now                58                                           58
Demand & Escrows                                            1,356    1,356
Savings                    26                                           26
Can$Savings               795                                          795
Other Liabilities                                             434      434
Repos & Borrowings     10,000                                       10,000
Equity                                                      4,899    4,899
                       ------   ------   ------   ------   ------   ------
                       14,726    3,035   10,790       --    6,689   35,240

                 GAP     (678)   7,659   (8,159)     833      345

      CUMULATIVE GAP     (678)   6,981   (1,178)    (345)

                        -1.92%   19.81%   -3.34%   -0.98%

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

Item 5. Other information

        Parent Company Financial Information

              Certain condensed financial information with respect to
                Newberry Bancorp, Inc. follows:

                     NEWBERRY BANCORP, INC. (The Parent)

                     Condensed Balance Sheet (Unaudited)

                                           September 30,     December 31,
                                              1995               1994
                                           ------------      -----------
ASSETS
Cash and due from banks                   $   96,173        $     54,151
                                          ----------        ------------
Investment in subsidiary                   4,899,734           4,746,807
                                          ----------        ------------
Due from ESOP                                  1,000               1,000
Available for sale securities (Note 2)       161,002              97,771
Investment in Northern Michigan BIDCO        203,500                   -
Federal income tax receivable                160,202              22,281
Furniture, fixtures & equipment                2,493               4,744
Deferred taxes                                 8,537               8,537
Prepaid expenses and other assets            138,926             973,212
                                          ----------        ------------
Total other assets                           675,660           1,107,545

     TOTAL ASSETS                        $ 5,671,567         $ 5,908,503
                                         ===========         ===========

                                           September 30,     December 31,
                                              1995               1994
LIABILITIES AND SHAREHOLDERS EQUITY       -------------      -----------

Note payable                              $1,000,000          $1,000,000
Accrued interest payable                          --              78,798
Accounts payable                              31,864             734,017
Due to subsidiary                                 --                  --
                                          ----------          ----------
     Total Liabilities                     1,031,864           1,812,815

Stockholders' equity:
  Net unrealized gain (loss) on
    available-for-sale securities             83,611            (525,788)
  Capital stock and paid in capital        2,439,847           2,490,270
  Retained earnings                        2,116,245           2,131,206
                                          ----------          ----------
     Total Stockholders' equity            4,639,703           4,095,688
                                          ----------          ----------
     TOTAL LIABILITIES AND
       SHAREHOLDERS EQUITY                $5,671,567          $5,908,503
                                          ==========          ==========

NEWBERRY BANCORP, INC. (The Parent)

       Condensed Statement of Operations         For the Three-Month       For the Nine-Month
              (Unaudited)                           Periods Ended             Periods Ended
                                                    September 30,             September 30,
                                                 1995         1994         1995         1994
                                                 ------       ------       ------       ------
  Interest on Securities                      $   7,371    $      --    $  12,851    $      --
  Net income from bank subsidiary               (10,203)      16,369       (4,578)     182,597
  Gain (loss) on sale of investment              30,913           --       46,243           --
  Other income                                   27,198       39,299       37,570       42,349
                                                 ------       ------       ------       ------
     Total income                                55,279       55,668       92,086      224,946
                                                 ------       ------       ------       ------
  Interest expense                               11,604       51,358       56,701      134,205
  Amortization expense                                0        3,184            0        9,553
  Management fees                                     0       15,000            0       45,000
  Legal and Audit Expense                         5,000       21,179       23,755       75,653
  Public listing expense                          1,000        2,478        3,000        7,505
  Other expenses                                  9,613       29,570       29,221       52,952
                                                 ------       ------       ------       ------
     Total expenses                              27,217      122,769      112,677      324,868
                                                 ------       ------       ------       ------
     Income before income taxes                  28,062      (67,101)     (20,591)     (99,922)
                                                 ------       ------       ------       ------
     Income taxes (benefit)                      12,825       (7,865)      (5,630)     (77,285)
                                                 ------       ------       ------       ------
     Net income                                  15,237      (59,236)     (14,961)     (22,637)
                                                 ======       ======       ======       ======

Net income per common share                      $0.013      ($0.049)     ($0.013)     ($0.019)
                                                 ======       ======       ======       ======

Dividends declared per share                    $  ---       $  ---       $  ---       $  ---
                                                 ======       ======       ======       ======

 NEWBERRY BANCORP, INC. (The Parent)                                 32

 Condensed Statement of Cash Flows
         (Unaudited)

                                                          For the Nine-Month
                                                             Periods Ended
                                                             September 30,

                                                          1995           1994
                                                          ----           ----
 Reconciliation of net income (loss)
   to net cash used in
   operating activities:
    Net income (loss)                                 $   (14,961)  $    (22,637)
    Depreciation                                            2,251          2,251
    Amortization                                               --          9,553
    Non-cash stock contribution to ESOP                        --         25,015
    Proceeds from sales of trading securities             167,690             --
    Purchases of trading securities                      (366,284)            --
    Loss (gain) on sale of investments                    (46,243)            --
    Decrease (increase) in receivable
       from affiliate                                     973,211        (26,907)
    Decrease (increase) in Other Assets                  (138,925)      (123,780)
    Decrease (increase) in Income Tax Receivable         (137,921)            --
    Increase (decrease) in interest payable               (78,798)       (16,402)
    Increase (decrease) in Income Tax Payable            (720,428)            --
    Increase (decrease) in Other Liabilities               18,275        205,574
    Equity from undistributed earnings of subsidiary        4,578        (67,797)
                                                        ---------      ---------
      Net cash provided by (used in)
       operating activities                              (337,555)       (15,130)
                                                        ---------      ---------

Cash flow from investing activities:
  Subsidiary dividends received                         1,350,000             --
  Subsidiary Capital Infusion                            (920,000)
                                                        ---------      ---------
      Net cash provided by (used in)
       investing activities:                              430,000             --
                                                        ---------      ---------

Cash flow from financing activities:
  Principal payment on notes payable                           --       (152,000)
  Proceeds from sale of common stock                           --        100,000
  Purchase of treasury stock                              (50,423)
                                                        ---------      ---------
      Net cash provided by (used in)
       financing activities:                              (50,423)       (52,000)
                                                        ---------      ---------
    Net changes in cash and cash equivalents               42,022        (67,130)

Cash and cash equivalents:
  Beginning of year                                        54,151        105,967
                                                        ---------      ---------

  End of year                                           $  96,173   $     38,837
                                                        =========      =========

Supplemental disclosure of cash flow information:
 Cash paid (received) during the year for:
   Interest                                          $    116,637   $     69,982
   Income tax                                        $    (22,281)  $     (3,849)

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits.

              10.15 Promissory Note dated September 28, 1995 issued by Newberry Bancorp, Inc. to First Northern Bank & Trust and Related Agreement.

              10.16     Net Branch Agreement Establishing Varsity
                        Funding Services, LLC among University Bank, Jess Monticello and William Cook, dated September 12, 1995.

              10.17 Purchase and Sale Agreement Concerning Common Stock of Midwest Loan Services dated August 1995 among its shareholders and University Bank and Newberry Bancorp.

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

                                           NEWBERRY BANCORP INC.

Date:  November 10, 1995               /s/ Thomas J. Vandermus
                                       -------------------------------
                                           Thomas J. Vandermus
                                           Chief Financial Officer and
                                             Treasurer, University Bank

                 Exhibit Index
                 -------------                                      Sequentially
                                                                    Numbered
                                                                    Page
                                                                    ------------
10.15 Promissory Note dated September 28, 1995
          issued by Newberry Bancorp, Inc.
          to First Northern Bank & Trust
          and related Loan Agreement.                                      35

10.16 Net Branch Agreement Establishing Varsity
          Funding Services, LLC among University
          Bank, Jess Monticello and William Cook,
          dated September 12, 1995.                                        59

10.17 Purchase and Sale Agreement Concerning Common
          Stock of Midwest Loan Services dated
          August 1995 among its shareholders
          and University Bank and Newberry Bancorp.                        65

27.       Financial Data Schedule                                          83
