Form 10-K
period 1995-12-31
NEWBERRY BANCORP INC
filed 1996-04-01
CIK 811211

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  for the fiscal year ended December 31, 1995
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
           For the transition period from              to
                                          ------------    -----------
                         Commission file number 0-16023

                             NEWBERRY BANCORP, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

     Delaware                                  38-2929531
     --------                                  ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation)


209 East Portage Avenue, Michigan         49783
- - --------------------------------------------------
(Address of principal executive offices)(Zip Code)


       Registrant's telephone number, including area code (906) 635-9794

Securities registered pursuant to section 12(b) of the Act: NONE Securities registered pursuant to section 12(g) of the Act:
                    Common Stock, par value $.010 per share
                    ---------------------------------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X     No
                                               ---       ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the average bid and asked price for the Registrant's Common Stock on March 25, 1996, as reported by NASDAQ, was approximately $1,435,495.*

The number of shares outstanding of the Registrant's Common Stock as of March
25, 1996:   1,238,843 shares.

* For purposes of this calculation shares of the Registrant held by directors and officers of the Registrant and officers of its subsidiaries and other affiliates have been excluded.

Documents Incorporated by Reference: Portions of the registrant's Proxy Statement, to be filed by April 29, 1996 for the 1996 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Report.

                              page 1 of *** pages
                 Exhibit index on sequentially numbered page **

PART I.

ITEM 1. - BUSINESS

GENERAL

Newberry Bancorp, Inc. a Delaware corporation (individually and on a consolidated basis with its subsidiary where the context indicates, the "Company" or the "Corporation"), operates as a bank holding company for its wholly-owned subsidiary, University Bank. University Bank (the "Bank") is a state chartered community bank. The Bank was chartered by the state of Michigan in 1908 as successor to a banking organization organized in 1890. The Bank changed its name from "The Newberry State Bank" to its current name in July 1995 to more closely identify the name of the Bank with its current places of business. Ann Arbor and Sault Ste. Marie are both university towns, the first being the home of the University of Michigan, and the latter being the home of Lake Superior State University. The Bank's accounts are insured by the Federal Deposit Insurance Corporation.

Newberry Bancorp, Inc. is essentially a holding company for the Bank and it invests available cash resources in marketable equity and debt securities and interest bearing deposits. At December 31, 1995 Newberry Bancorp, Inc. had cash on deposit of $239,868 and available for sale investments at fair value of $363,782. Newberry Bancorp, Inc. intends to seek stockholder approval to change its name to University Bancorp, Inc. at its June 1996 annual meeting of stockholders, to more closely identify the bank holding company with the Bank.

University Bank is headquartered in the town of Ann Arbor, Michigan, which is the largest city in Washtenaw County, in the western suburbs of the Detroit MSA. Following the closing of its sale of bank office assets and liabilities relating to its former main office in Newberry, Michigan and its two branch offices in Sault Ste. Marie, Michigan on December 5, 1994, more fully described below, during 1995, the Bank was primarily engaged in residential mortgage lending and servicing operations, and the investment of deposits and other bank borrowings in various investments, including investment securities issued by government agencies and U.S. Treasury securities. On February 6, 1996, the Bank opened its new Ann Arbor main office.

The Bank conducts its banking business from its headquarters office in Ann Arbor. The Bank's computer operations center and accounting function is located in a separate office in Sault Ste. Marie along with the Bank's mortgage banking operation. The Bank's primary market area is defined as the City of Ann Arbor with residential mortgage lending being conducted in the greater Washtenaw County area. In addition, the Bank retains a portfolio of loans from Chippewa County including the city of Sault Ste. Marie, Michigan, the immediately adjacent areas of Sault Ste. Marie, Ontario, Canada, and Luce County and its county seat, Newberry, which is located approximately 60 miles east of Sault Ste. Marie, Michigan.

Eastern Upper Peninsula Banking. On December 5, 1994, the Bank sold assets pertaining to its former main office in Newberry and two branch offices in Sault Ste. Marie, including deposits and associated loan portfolios for a premium above book value of $3,500,000, before certain expenses related to the sale (the "Branch Sale"). Having operated solely in Newberry, Michigan, the largest city in Luce County, in the eastern Upper Peninsula, for 100 years, the Bank opened its first branch office in Sault Ste. Marie in February, 1991, and a second branch office in Sault Ste. Marie in June, 1993. Following the sale, the Bank relocated its main office to the offices of its mortgage operation, which is also the Company's corporate headquarters in Sault Ste. Marie, Michigan. Sault Ste. Marie is the largest city in the eastern Upper Peninsula of Michigan and the county seat of Chippewa County.

Following the completion of the Branch Sale, the Bank retained and from time to time originated a relatively small number of loans to borrowers engaged in commercial businesses, agriculture and commercial real estate. The Bank also retained a small consumer loan portfolio and credit card loan portfolio. With few exceptions, until the opening of the Bank's new Ann Arbor main office, all of the Bank's consumer and business loans were to borrowers located in the eastern Upper Peninsula of Michigan.

Mortgage Banking. The Bank's residential mortgage banking operation purchases and originates residential home loans which generally qualify for sale to secondary market investors under the underwriting criteria of the Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") from correspondents in Michigan and in the eastern United States. Loans purchased or originated internally are then either pooled into mortgage-backed securities and the securities are sold to investors or they are sold directly to FHLMC or FNMA. The Bank retains the servicing rights to the loans or securities sold, and consequently services residential mortgages located throughout the country which are guaranteed by government agencies.

In October 1995, the Bank established a new mortgage banking subsidiary, Varsity Funding, L.L.C. ("Varsity Funding"). Varsity Funding specializes in the purchase and origination of impaired credit, or subprime quality, residential mortgages, for sale to mortgage conduits. Varsity Funding's offices are located in Farmington Hills, Michigan, which is located on the northwest side of the Detroit Metropolitan Statistical Area ("MSA").

In February 1996, Varsity Funding expanded the scope of its operations by establishing another subsidiary of the Bank, Varsity Mortgage, L.L.C. ("Varsity Mortgage"), which operates in a similar manner to the Bank's Sault Ste. Marie residential mortgage banking operation by purchasing, from correspondents in Michigan, or by originating residential home loans which generally qualify for sale to secondary market investors under the underwriting criteria of the FHLMC and FNMA.

Mortgage Servicing. In July 1995 the Bank terminated its mortgage servicing operation in Sault Ste. Marie by outsourcing its servicing operations under a contract with Midwest Loan Services, Inc., of Houghton, Michigan ("Midwest Loan Services"). In December 1995, the Bank acquired 80% of the common stock of Midwest Loan Services, which specializes in subservicing for the account of other financial institution and mortgage brokers, residential mortgage loans sold to FNMA and FHLMC.

Michigan BIDCO. In May 1993, the Company established a Business and Industrial Development Company (the "BIDCO") called Michigan BIDCO, Inc. ("Michigan BIDCO"). The BIDCO is licensed by the Michigan Financial Institutions Bureau under the State of Michigan BIDCO program. Michigan BIDCO invests in businesses in Michigan with the objective of fostering job growth and economic development. Michigan BIDCO is currently 44.1%-owned by the Bank, and is accounted for under the equity method. Such percentage is subject to a reduction in the event of conversion of the BIDCO's outstanding convertible bonds. The BIDCO changed its name to Michigan BIDCO, Inc. from Northern Michigan BIDCO, Inc. in late 1995 to reflect its strategic plan of seeking investment opportunities throughout the entire state of Michigan. Originally, the BIDCO limited its investments to the northern half of Michigan.

Northern Michigan Foundation. In December 1995, the BIDCO donated $225,000 to capitalize Northern Michigan Foundation (the "Foundation"), and in early 1996, donated an additional $75,000 to the Foundation. The BIDCO anticipates that on an ongoing basis a portion of its overhead will be borne by the Foundation. The BIDCO and the Foundation share administrative staffs and offices, with the Foundation reimbursing the BIDCO for these services. As a result of its capitalization by the BIDCO, the Foundation was able to borrow a total of $2,000,000 from the U.S. Rural Economic Community Development Service Agency ("U.S. RECDS") at 1% interest with a 30 year term.


EMPLOYEES

The Company employed 38 full-time persons at December 31, 1995, including the following:


                        University Bank, Ann Arbor           9
                        University Bank, Sault Ste. Marie   10
                        Michigan BIDCO                       4
                        Midwest Loan Services               10
                        Varsity Funding                      5


LINES OF BUSINESS
- - -----------------

COMMUNITY BANKING, ANN ARBOR

The Bank opened a new main office in Ann Arbor on February 6, 1996. The retail savings products and services of the Bank include demand deposit and NOW interest-bearing checking accounts, money market deposit accounts, regular savings accounts and term deposit certificates ranging in maturity from three to sixty months. The Bank also offers self-directed retirement accounts, free access to 24-Hour ATM machines and Gold VISA accounts. The Bank also is a member of Mastercard, but currently is not offering a Mastercard product.

The Bank's community banking operation offers a range of traditional lending products, including commercial small business loans, residential real estate mortgage loans, commercial real estate mortgage loans, consumer installment loans, and to a lesser extent land development and construction loans.

MORTGAGE BANKING

The Bank became a seller/servicer of Federal Home Loan Mortgage Corporation insured mortgages ("FHLMC mortgages") in late 1991 and began to originate FHLMC mortgages for sale into the secondary market. In late 1994 the bank became a seller/servicer of Federal

National Mortgage Association insured mortgages ("FNMA mortgages") and began to originate FNMA mortgages for sale into the secondary market. The Bank has retained the servicing rights on all mortgages sold to date. Of the 2024 mortgages serviced at year-end 1995, 4.20% (85) were delinquent one or more payments.

Varsity Funding, which began operations in late 1995, specializes in the purchase and origination of impaired credit, or subprime quality, residential mortgages, for sale to mortgage conduits. Borrowers who have substantial downpayments or equity in their homes, as a result of past credit problems may be unable to obtain home mortgages or may be in danger of losing their home to foreclosure. Impaired credit lenders provide fixed rate higher interest loans to these borrowers. Typically, within two years, borrowers who have improved their credit rating can qualify for conventional home mortgages and refinance into a lower interest rate at that time. Varsity Funding sells all of the mortgages it purchases to secondary market investors.

Reference is made to the discussion of the mortgage banking business in ITEM 7.
- - - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, in the section entitled "Non-Interest Income and Non-Interest Expense", under the heading Mortgage Banking.

MORTGAGE SERVICING

The Bank's 80% owned subsidiary, Midwest Loan Services, specializes in subservicing for the account of other financial institution and mortgage brokers, residential mortgage loans sold to FNMA and FHLMC. Mortgage servicing firms receive monthly payments from loan customers, aggregate and account for these payments, and send the funds to mortgage-backed securities holders, such as pension funds, and financial institutions. Mortgage servicers also dun delinquent accounts and foreclose loans, if required. Midwest is regulated by FHLMC and FNMA. Mortgage servicers receive a fixed monthly fee for performing this service. As of December 31, 1995, Midwest Loan Services subserviced 3,300 loans for non-affiliated companies, and serviced 2,700 loans for the Bank and its own account.

INVESTMENT SECURITIES

The Bank maintains surplus investable funds in investments consisting of short-term money market instruments, U.S. Treasury and federal agency obligations, and mortgage-backed securities backed by federal agency obligations. The Bank's investments and the Company's cash and equity portfolio are managed by the President of the Company, subject to the review and approval of the Board of Directors of the applicable corporate entity. The securities of the Company and the Bank provide a source of liquidity to meet operating needs. At December 31, 1995 the Bank's investments had a net unrealized gain of approximately $139,373 at December 31, 1995 versus a net unrealized loss of approximately $836,617 at December 31, 1994. The net unrealized loss was the result of a decline in the market value of adjustable rate mortgage backed securities in 1994 due to sharply rising short term interest rates. In January and February 1996, the Bank sold approximately half of the investment portfolio to reduce its exposure to rising interest rates.

The following table discloses certain information regarding securities held by the Company, the amortized cost of which exceeded more than 10% of stockholders' equity as of December 31, 1995:


                                              Final     Market  Amortized
       Issuer               Coupon  Yield  Maturity      Value       Cost
       -------------------  ------  -----  --------  ---------  ---------
       GNMA Pool #8216 (1)     FRN  6.91%  02/20/24 $  832,643 $  839,786
       RTC 91-12-A1 (2)        FRN  5.86%  01/25/21    748,613    781,431
       GNMA Tr II-B          8.50%  7.25%  04/01/18    594,488    591,602
       FHLMC #1576-F (3)       FRN  5.96%  09/30/24    879,181    901,609
       AM HSNG 11-3C         7.75%  8.04%  03/25/14    508,750    495,000
       FHLMC #409251 (4)       FRN  7.16%  01/15/24    826,533    809,674
       FHLMC #609291 (4)       FRN  6.77%  02/15/24  1,058,251  1,030,620
       FHLMC #609451 (4)       FRN  5.79%  03/15/24  1,303,467  1,277,687
       FHLMC #609777 (4)       FRN  6.06%  04/15/24    826,999    812,772
       FHLMC #409786 (4)       FRN  5.94%  06/15/24    701,146    686,376
       FHLBI equity (5)        VAR  8.00%      None    651,000    651,000
       FNMA CMO92-190F (6)     VAR  6.29%  11/25/07    505,000    502,813
       FNMA CMO93-246F (7)     VAR  6.99%  10/25/23    504,797    504,797

- - -------------------
(1) The coupon of GNMA security adjusts annually at a rate of 1.50% over the one year Treasury CMT rate, with a 1% annual and 6% life of security adjustment cap.

(2) The floating rate Resolution Trust Corporation bond is backed by a portfolio of single family home mortgages. Due to the structure of the issue, the expected average life is 3-4 years. Although issued by a government sponsored agency they are not government guaranteed. The bonds are rated "AA" by Standard & Poor's and the coupon floats at 100 basis points over the 11th District Cost of Funds Index, adjusted monthly.

[footnotes to table continued on following page]
(3) Due to the structure of the issue, the expected average life is 11-12 years. The coupon floats at 90 basis points over the 11th District Cost of Funds Index, adjusted monthly.

(4) The coupon of these FHLMC securities adjusts after 12 months and annually thereafter at a rate of 2.00% over the one year Treasury CMT rate, with a 2% annual and 6% life of security cap.
(5) The rate varies quarterly. The Bank is required to maintain the investment in Federal Home Loan Bank of Indianapolis (the "FHLBI") common stock in an amount related to the Bank's single family mortgage related assets and FHLBI advances. Shares are redeemed or sold at par value by the FHLBI as required from time to time.
(6) The coupon of these FNMA securities adjusts every month to 1.60% over the three month T-Bill rate, with an 9% life of security cap.
(7) The coupon of these FNMA securities adjusts every month to 1.1875% over the one month LIBOR, with an 11% life of security cap.


EASTERN UPPER PENINSULA BANKING

At December 31, 1994, approximately $8,953,518, or 23.4%, of the Company's assets were invested in a portfolio of loans, of which 35.2% were commercial loans, 50.7% were real estate mortgage loans, and 14.1% were installment loans.

Pursuant to the Branch Sale on December 5, 1994, the Bank sold $22,510,298 of loans, and the buyer had the right until February 28, 1995 to put back loans to the Bank. The buyer put back to the Bank $1,722,891 of these loans.

As a result of a non-compete agreement signed in conjunction with the sale of the Bank branches, the Bank is restricted until December 5, 1999 from competing with the buyer in the general banking business in the Upper Peninsula of Michigan, excluding soliciting business from affiliates of the BIDCO, existing customer relationships which the buyer did not assume, residential mortgage loans from the general public, and non-Upper Peninsula residents.

The retail savings products and services of the Bank include (for those exempt from the non-compete agreement) demand deposit and NOW accounts, money market deposit accounts, regular savings accounts and term deposit certificates ranging in maturity from three to sixty months. The Bank also offers self-directed retirement accounts, 24-Hour ATM machine cards and Gold Visa accounts. The Bank also offers a Canadian Dollar denominated, FDIC-insured savings account to its customers. From time to time to raise liquidity, the Bank sells CDs through brokers.

Foreign exchange revenue has in the past been a major focus of the services offered at the Bank's former branches in Sault Ste. Marie. Pursuant to the Branch Sale, the Bank has contracted to manage the foreign exchange business of the bank which purchased the two branches in Sault Ste. Marie, Michigan. The Bank also conducts foreign exchange for its own customers located outside of the Upper Peninsula of Michigan.


MICHIGAN BIDCO

Michigan BIDCO, Inc., which was founded in May 1993, is licensed by the Michigan Financial Institutions Bureau under the State of Michigan BIDCO Act. The BIDCO is 44.1%-owned by the Bank, and is accounted for under the equity method. There are $3,000,000 in convertible bonds outstanding. An initial investment of $280,000 to buy 280 shares of common stock was made by the Bank in Michigan BIDCO in 1993.

At the time of establishment, the BIDCO received $3,000,000 in financing from the Michigan Strategic Fund. This investment was made in the form of a ten year loan which carries concessionary terms allowing it to be converted to a grant over time under certain circumstances. The BIDCO earns grants applied against the $3,000,000 Michigan Strategic Fund financing if there is growth in the sales and jobs of the businesses the BIDCO invests in. At the time of establishment, Michigan BIDCO received commitments for $3,000,000 in 9% Senior Convertible Bonds to match the State of Michigan's commitment, all of which amount had been issued at December 31, 1995.

The Bank's investment in the BIDCO is accounted for under the equity method, and $12,878, $174,942 and $94,538 of income from the BIDCO was included in the results of operations for the seven months ended December 31, 1993, and the years ended December 31, 1994 and 1995, respectively. During 1995, the Company purchased a total of $197,000 of the convertible bonds for $203,500. If the $3,000,000 of convertible bonds were converted, the Company's ownership of the BIDCO upon conversion would be 411 shares of common stock, or 15.61%. Joseph and Stephen Ranzini, officers and directors of the Company, and, together with members of their family and family trusts, together the principal stockholders of the Company, hold 55 shares of common stock of the BIDCO, and $693,000 principal amount of convertible bonds, convertible into 462 shares of common stock, or a total of an additional 19.62% of the common stock on a fully diluted basis (assuming conversion of all convertible bonds referred to above). Consideration is currently being given to the possibility of selling to the Company some or all of the BIDCO convertible bonds held by the Ranzini family for cash or shares of the Company or the Bank in order to maintain the Company's ownership of the BIDCO after conversion, at a level of at least 20% on a fully diluted basis. If the bonds are converted and the Company's ownership of the BIDCO at that time is less than 20%, the net income of the BIDCO may not be included in the Company's statement of operations under the equity method.
There is no assurance that the Company's ownership of the BIDCO will not drop under 20% in the future.

Michigan BIDCO invests in businesses in Michigan with the objective of fostering job growth and economic development. The BIDCO has, by general policy of its board of directors, a loan to one borrower limit of $500,000. In order to be able to make investments larger than this lending limit, Michigan BIDCO will leverage its investment with loan guarantees from government agencies, the guaranteed portion of which is sold in the form of a participation, or if a government agency loan guarantee is unavailable, a participation may be sold to one or more investors, including BIDCO management, bondholders and directors.
As of December 31, 1995, the BIDCO had made fourteen such investments, amounting to a total of $9,820,600 at original cost ($6,974,850 net of participation interests). At December 31, 1995, Michigan BIDCO had total assets of $6,798,463. For the years ended December 31, 1995 and 1994, it reported net income of $214,372 and $405,890, respectively. For the eight months ended December 31, 1993, Michigan BIDCO reported net income of $31,275.

Michigan BIDCO makes its investments in the form of loans or direct equity investments, or a combination thereof. It typically receives warrants or participation rights in the companies in which it invests. As a matter of policy, the Bank restricts itself from investing or lending to a business that the BIDCO finances, and related parties which co-invest with the BIDCO must do so on a basis equal to or less favorable than the BIDCO's. The BIDCO typically requires warrants or participation rights in the companies in which it invests. As of December 31, 1995, investments (at original investment cost) have been made in the following types of businesses:



          Michigan BIDCO, investments:
          --------------------------------
                                                 Total  Equity
          Industry                          Investment  Participation?
          ABC-TV affiliate                    $300,000  yes
          Adult foster care                     40,000  no
          Cable TV                             545,000  yes
          Children's clothing manufacturer     200,000  yes
          Environmental engineering            100,000  repurchased
          Limited service hotels               738,600  yes
          Metal manufacturing                   80,000  no
          Paper converting                   2,662,000  yes
          Plastic injection molding          2,000,000  repurchased
          Railcar parts manufacturing          125,000  yes
          Railroad boxcar leasing            1,300,000  no
          Recycled paper pulp mill             780,000  yes
          Residential mortgage servicing       450,000  repurchased
          Tissue paper mill                    500,000  yes
                                            ----------
          Total                             $9,820,600
                                            ==========


     The $1,600,000 80% guaranteed portion of the $2,000,000 loan to the plastic injection molding firm was sold to Federal Agricultural Mortgage Corporation and subsequently the loan was paid off. The $1,245,150 guaranteed portion of the $1,962,000 loan to the paper converting firm was sold to Federal Agricultural Mortgage Corporation. An $800,000 participation in the railroad boxcar lease was sold to a private investor group of nine individuals including Joseph and Stephen Ranzini. This same investor group purchased a $280,000 participation in the recycled paper pulp mill financing, and also purchased a $28,000 investment in one limited service hotel project to reduce the BIDCO's net exposure to $500,000. The BIDCO's investment in the recycled paper pulp mill consisted of an equity investment and a royalty on sales of a new $238,000,000 mixed office waste paper recycling/de-inking pulp mill financed by Kidder Peabody, Travelers Insurance and the Michigan Strategic Fund in Menominee, Michigan.

     In December 1995, the Bank acquired 80% of the common stock of the residential mortgage servicing business, Midwest Loan Services. In connection with this acquisition, the BIDCO received 23,000 shares of Common Stock of the Company, puttable to the Company at $5.00 per share in December 1996, in exchange for its ownership of 10% of the common stock of Midwest Loan Services and options to buy an additional 30% of the common stock of that company. The consideration the BIDCO received for its stake was on substantially similar terms to the terms the other selling shareholders of Midwest Loan Services received from the Bank and the Company.

Reference is made to the discussion of the BIDCO's investments and operations in
ITEM 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, in the section entitled "Non-Interest Income and Non-Interest Expense", under the heading Michigan BIDCO.

COMPETITION

COMMUNITY BANKING, ANN ARBOR

The Bank's attraction and retention of deposits depends on its ability to provide investment opportunities that satisfy the requirements of investors with respect to rate of return, liquidity, risk and other factors. The Bank competes for these deposits by offering competitive rates, personal service, a variety of savings programs, tax-deferred retirement programs and foreign currency deposits.

The Bank competes for loan originations primarily through the interest rates and loan fees it charges, the quality of services it provides to its loan customers, and the range of services it offers. The Bank's competition in originating loans comes principally from other commercial banks, credit unions , insurance companies and savings and loans.

The following table shows market share of deposits for Washtenaw County by financial institution for June 1995 and June 1994 (from the FDIC's annual branch deposit survey):

WASHTENAW COUNTY FINANCIAL INSTITUTION DEPOSITS:



                                                   1995    1994
                Great Lakes Bancorp                19.0%   21.5%
                First of America Bank              17.4%   16.5%
                Key Bank                           13.4%   14.9%
                NBD First Chicago Bank              9.6%    9.1%
                Comerica Bank                       9.3%    8.6%
                Republic Bank                       5.5%    4.1%
                Standard Federal FSB                4.9%    4.0%
                Citizens Bank                       3.4%    3.7%
                Chelsea State Bank                  3.2%    3.4%
                University of Michigan CU           2.7%    2.9%
                Michigan Natl Bank                  2.5%    2.8%
                Huron River Area CU                 2.3%    2.2%
                Ann Arbor Commerce Bank             1.8%    1.3%
                Hospital & Health Services CU       1.7%    1.5%
                6 Credit Unions, 3 Banks, 1 S&L     3.3%    3.5%

                Total Deposits (Bn)              $3.545  $3.431


Total deposits in the county grew 3.3% from June 1994 to June 1995. In attracting deposits, the Bank's primary competitors are other commercial banks, credit unions and savings and loans operating outside of the Upper Peninsula of Michigan.

The Bank's main office is adjacent to the University of Michigan Hospital Complex. The Complex employs a total of 8,500 persons. The nearest competitors to the Bank's main office are First of America Bank and Hospital & Health Services Credit Union. The Bank's main office was formerly the headquarters of the latter credit union, which moved its office to a new office building three miles from the Complex.

The Ann Arbor banking market is dominated by banks which are owned by out-of-area holding companies. In the city of Ann Arbor, the University of Michigan Credit Union is the largest locally-owned financial institution. The only locally-owned community financial institutions, excluding University Bank, are the Hospital & Health Services Credit Union and Bank of Ann Arbor, a new start-up bank.

The Bank recruited a management team of local bankers, mostly from Great Lakes Bancorp, to operate University Bank. Great Lakes was acquired in early 1994 by TFC Bank of Minneapolis, Minnesota. Prior to the acquisition, Great Lakes was the largest locally-owned financial institution in the Ann Arbor area.

MORTGAGE BANKING

Origination. The Bank's Ann Arbor community bank, the Bank's mortgage banking division and Varsity Mortgage purchase or originate internally residential home loans which generally qualify for sale to secondary market investors under the underwriting criteria of the Federal Home Loan Mortgage Corporation (FHLMC) or the Federal National Mortgage Association (FNMA) from correspondents in Michigan and in the eastern United States. Loans purchased or originated internally are either sold directly to FHLMC or FNMA, or are pooled into mortgage-backed securities and the securities are sold to investors in the secondary market.

The Bank's Ann Arbor community bank, the Bank's mortgage banking division and Varsity Mortgage encounter competition for the origination of residential real estate loans primarily from savings institutions, commercial banks, insurance companies and other mortgage banking firms. Many of these firms have a well established customer and/or borrower client base. Some competitors, primarily savings institutions, insurance companies and commercial banks, have the ability to create unique loan products from time to time because they are able to close the loans for their own portfolio rather than sell into the secondary market. Most loans sold into the secondary market, however, go to the same sources, those being Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC") and Government National Mortgage Association ("GNMA") guaranteed securities. Most lenders have access to these secondary market sources; therefore, competition often becomes more a matter of service and pricing than that of product. As a mortgage loan originator and a purchaser of mortgage loans through correspondents, the Bank and its affiliates must be able to compete with respect to the types of loan products offered by competitors to borrowers and correspondents, including the price of the loan in terms of origination fees or fee premium or discount, loan processing costs, interest rates, and the service provided by the Bank's staff.

During lower interest rate environments, competition for loans is less intense due to the large number of loans available for origination. As interest rates rise and the number of loans available for origination diminishes, competition becomes quite intense and companies with larger investor bases, flexibility with respect to type of product offered and greater experience in dealing in these types of markets tend to be the most successful.

Although the Bank generally does not originate residential loans to be held in portfolio, management believes that the product offerings which FHLMC and FNMA have is sufficient for its competitive needs. Although the Bank is currently licensed as a HUD Title 1 and Title 2 seller/servicer, it has no plans at this time to expand its utilization of HUD or GNMA programs. The Bank and Varsity Funding also are correspondents for several impaired credit conduits and sells this type of residential mortgage on a non-recourse, servicing released basis.

Mortgage Servicing. The Bank currently retains all FHLMC and FNMA mortgage servicing rights which it originates or purchases. Servicing competition is somewhat less intense than the loan origination aspect of mortgage banking. Due to net worth and management requirements, many mortgage origination companies do not have the capacity to service loans. Servicing is dependent on the capability of the origination and loan purchase correspondent network for its volume. Falling interest rates also present competitive challenges for the mortgage servicing operation in that mortgagors are more likely to refinance existing mortgages. The quality of service and the ability of the origination operation to compete on price and service is important in retaining such customers by refinancing them internally, rather than losing the refinancing transaction to a competitor. Increased refinancing activity as a result of falling interest rates should decrease profitability of mortgage servicing by increasing amortization charges on purchased mortgage servicing rights.

Midwest Loan Services, Inc. is located in Houghton, Michigan in the western Upper Peninsula of Michigan. Personnel and occupancy costs are the largest costs in a mortgage servicing operation, and the prevailing wages and occupancy costs in the Upper Peninsula of Michigan are substantially below the national average. As a result, management believes that Midwest Loan Services' mortgage servicing operation could potentially offer its mortgage banking operations a competitive advantage in the future if the mortgage servicing operation were to continue to grow.

EASTERN UPPER PENINSULA BANKING

As noted above, pursuant to the Branch Sale, on December 5, 1994 the Bank's existing two branches in Sault Ste. Marie, and its main office in Newberry, Michigan were sold. Following the sale, the Bank established a new branch office in its mortgage operation offices. At year-end 1995, this office had approximately $20.7 million in deposits. Pursuant to the terms of the Branch Sale, the Bank is restricted from soliciting deposits from non-affiliates in the Upper Peninsula of Michigan. Accordingly, the Bank has focused its efforts on soliciting deposits from its mortgage customers nationwide, brokered deposits and local depositors from Sault Ste. Marie, Ontario, which is the Canadian sister city of Sault Ste. Marie, Michigan.

With respect to attracting deposits and lending in Sault, Ontario, Canada, the Bank's primary competitors include Royal Bank of Canada, Canadian Imperial Bank of Commerce, Bank of Nova Scotia, Bank of Montreal, Toronto-Dominion Bank, Hong Kong & Shanghai Bank, Algoma Steel Credit Union and Northern Credit Union, most of which have substantially larger financial resources than the Bank. The Sault, Canada deposit market is estimated by management to approximate C$3,000,000,000, of which the Bank is believed to have approximately a 0.04% market share.

The Bank also manages the foreign exchange business of the bank which purchased its two branches in Sault Ste. Marie, and its main office in Newberry, Michigan under a contract which calls for payment monthly at an annual rate of $35,000.


MICHIGAN BIDCO AND NORTHERN MICHIGAN FOUNDATION

Michigan BIDCO seeks to invest in businesses located in Michigan. The BIDCO's objective is to seek profit while fostering job growth and economic development in its market area. Michigan BIDCO makes its investments directly, or through investment entities formed with other participants, to make investments, in the form of loans or direct equity investments, or a combination thereof. As such, it competes with other specialized lenders and wealthy investors who make risk-oriented investments in businesses located in Michigan. The BIDCO assumes more credit risk in a typical investment than commercial banks generally are willing to assume when they make loans. The BIDCO does not make an investment in a company unless it can be shown that the funds are not available from a traditional bank lender; therefore, the BIDCO does not compete with banks. There is only one other BIDCO in Northern Michigan; the BIDCO is one of eleven BIDCOs in Michigan.

The BIDCO's non-profit relending affiliate, Northern Michigan Foundation received a loan of $2,000,000 at 1% interest for 30-years from the U.S. RECDS under the RECDS-sponsored intermediate relending program. The Foundation is one of three non-profit, privately-run, U.S. Rural Economic Community Development Service intermediate relending programs located in Northern Michigan. U.S. RECDS was formerly the Farmers Home Administration. Each of these community development loan funds covers six counties as its primary market area.

CERTAIN FINANCIAL INFORMATION
for the years ended December 31, 1995, 1994 and 1993 (in thousands)(1):



         Revenues:                                1995     1994       1993
             Banking
                      Newberry office                -  $ 2,164    $ 3,381
                      Sault office                   -      788        557
                      Mortgage banking           1,051      888        607
                      Other banking              1,976    3,850          -
                      Midwest Loan Services (3)     49        -          -
                      Varsity (4)                   66        -          -
             Corporate Office                      102       16        103
                                                 -----   ------     ------
             Total                               3,244    7,706      4,648
             Michigan BIDCO                      1,820    1,488        760
         Expenses:
             Banking
                      Newberry office                -  $ 1,993    $ 2,517
                      Sault office                   -      977        798
                      Mortgage banking             769      981        685
                      Other banking              2,572      703          -
         Midwest Loan Services (3)                  40        -          -
                      Varsity (4)                   99        -          -
             Corporate Office                      166      442        487
                                                ------   ------      -----
             Total                               3,646    5,096      4,487
             Michigan BIDCO                      1,495      728        667
         Pre-tax income:
             Banking
                      Newberry office                -  $   171    $   864
                      Sault office                   -     (189)      (165)
                      Mortgage banking             282      (93)      (154)
                      Other banking               (711)   2,972          -
                      Midwest Loan Services (3)      9        -          -
                      Varsity (4)                  (33)       -          -
             Corporate Office                      (44)    (426)      (396)
             Michigan BIDCO (2)                     95      175         12
                                                ------   ------      -----
             Total                                (402)   2,610        161
         Assets, at Dec. 31, 1995, 1994 and 1993:
             Banking
                      Newberry office          $     -  $     -    $36,414
                      Sault office                   -        -      9,057
                      Other banking &
                      Mortgage banking          35,781   31,638     18,882
                      Midwest Loan Services      1,576        -          -
                      Varsity                       32        -          -
         Corporate Office                          886      189         69
                                                ------   ------      -----
             Total                              38,275   31,827     64,422
             Michigan BIDCO                      6,798    6,444      5,028



(table continued on following page)

Liabilities and Stockholders' Equity,
at Dec. 31, 1995, 1994 and 1993 (in thousands):

        Banking
                Newberry office                                $     -   $     -     $ 48,590
                Sault office                                         -         -        5,220
                Other banking
                  & Mortgage banking                            36,641    30,014       10,504
                Midwest Loan Services                              548         -            -
                Varsity                                             32         -            -
        Corporate Office                                         1,054     1,813          108
                                                                ------   -------    ---------
        Total                                                   38,275    31,827       64,442
        Michigan BIDCO                                           6,798     6,444        5,028
Intersegment Information, at Dec. 31, 1995, 1994 and 1993:
        Assets:
                Newberry office                                $     -   $     -    $ (12,176)
                Sault office                                         -         -        3,837
                Other banking
                 & Mortgage banking                               (860)    1,624        8,378
                Midwest Loan Services                            1,028         -            -
                Varsity                                              -         -            -
        Corporate Office                                          (168)   (1,624)         (39)
        Michigan BIDCO                                               -         -            -


NOTES TO CERTAIN FINANCIAL INFORMATION TABLE for the years ended December 31, 1995, 1994 and 1993 (in thousands)


(1) Certain balances have been reclassified from the presentation in the Annual Report on Form 10-K for the year ended December 31, 1994 because of the sale of the Sault Ste. Marie and Newberry office operations, which were sold December 5, 1994.
(2) Michigan BIDCO commenced operations during 1993. The Bank's share of the net income under the equity method was 41.2% or $12 in 1993. Michigan BIDCO's 1993 pre-tax income was $93, and net income was $31. The Bank's share of the net income in 1994 under the equity method was 43.1%. The BIDCO's 1994 pre-tax income was $617 and net income was $406. The Bank's share of the net income in 1995 under the equity method was 44.1%. The BIDCO's 1995 pre-tax income was $325 and net income was $214.
(3) 80% of the common stock of Midwest Loan Services was acquired effective as of December 1, 1995. Revenues, expenses and pre-tax income for the month ended December 31, 1995 is included above, with a reduction for minority interest. Midwest Loan Services's pre-tax profit (loss) for the years ended December 31, 1995, 1994 and 1993 was 17, (75) and (247),
     respectively.
(4) Includes all Varsity LLCs. Varsity Funding commenced operations in October 1995, and Varsity Mortgage commenced operations in March 1996.

REGULATION

The Company and the Bank are extensively regulated under federal law and state law.

As a bank holding company under the Federal Bank Holding Company Act of 1956, as amended, the Company is required to file an semi-annual reports and other information as required under the rules of the Board of Governors of the Federal Reserve System (the "FRB") and is also subject to examination by the FRB. In connection with obtaining the consent of the FRB to a 1989 merger transaction involving the Bank and Newberry Bancorp, Inc., the Company has made certain commitments to the Federal Reserve Bank of Minneapolis providing that the Company will not incur additional debt, and that its Employee Stock Ownership Plan would not purchase more than 10% of the common stock or 5% of any other class of voting shares of the Company, without the prior approval of such Reserve Bank.

Michigan-chartered commercial banks, such as the Bank, are regulated and supervised by the Michigan Department of Commerce, Financial Institutions Bureau, Bank and Trust Division (the "FIB"). As an insured bank, the Bank is also subject to supervision and regulation by the Federal Deposit Insurance Corporation (the "FDIC") and is required to file quarterly reports and other information as required. As subsidiaries of the Bank, Midwest Loan Services, Varsity Funding and Varsity Mortgage are all also subject to examination by both the FIB and the FDIC.

As a FHLMC, FNMA, and HUD Title 1 and Title 2 and HUD multifamily seller/servicer, the Bank's mortgage banking operation, and the Bank's mortgage operation subsidiaries, including Midwest Loan Services and Varsity Mortgage are subject to regulation and examination by FHLMC, FNMA and HUD.

Michigan BIDCO is regulated and supervised by the Michigan Department of Commerce, Financial Institutions Bureau, Consumer Affairs Division. The BIDCO is examined annually by the Consumer Affairs Division, and is required to make annual filings of financial statements and to maintain a license from the Bureau. Licensing under the terms of the Michigan BIDCO Act conveys certain exemptions upon the BIDCO under Michigan law, which are beneficial to the operations and investment flexibility of the BIDCO. The BIDCO is also required to permit an observer from the Michigan Department of Commerce, Michigan Strategic Fund, BIDCO Program to attend its Board of Directors meetings, and is required to make regular reports and filings of its activities with this department, as a result of the terms of the loan agreement between the Michigan Strategic Fund and Michigan BIDCO.

ITEM 2. - PROPERTIES

In May 1995, the Bank purchased a building in Ann Arbor, Michigan. The Bank leased 58% of the building to the University of Michigan effective October 1, 1995. The lease calls for minimum payments of $68,000 (adjusted annually for inflation) plus the pro rata share of the building's expenses. The initial term of the lease is three years.

The Company leases space in Sault Ste. Marie under a month to month agreement for its corporate headquarters and the Bank's mortgage banking operations. Michigan BIDCO and Northern Michigan Foundation also utilize a portion of this space for their office. This leased space is currently adequate to support the Bank's Sault mortgage banking operations and the Bank's accounting and computer system needs.

The Company leases its former loan office in Sault Ste. Marie to an unrelated third-party. Management hopes to either develop this 16-acre site or to sell it in the future. The site is also being considered by Michigan BIDCO for development.

The Bank owns a small commercial office building in Newberry, Michigan, which the Bank purchased in early 1995.

Varsity Funding and Varsity Mortgage lease a small office in Farmington Hills, Michigan under a three-year agreement.

Midwest Loan Services leases an office in Houghton, Michigan under a year-to-year lease.

Management believes that its office facilities are adequate to support the anticipated level of future expansion of the Bank's business.

The following table sets forth certain information relating to real estate owned and leased at December 31, 1995. The Bank believes that the fair market value of the real estate which it owns exceeds the book value of such real estate. Based upon its assessment of current market conditions, management believes the 16-acre site where the former loan office is located has a fair market value substantially more than its carrying cost as of December 31, 1995 of $266,595.



                                           Year   Owned or
      Office Location                     Opened  Leased Cost
      ----------------------------------  ------  -----------
      Bank Main Office
       959 Maiden Lane
       Ann Arbor, MI 48105                1996    Owned           $689,877

      Corporate Office,
      Bank Mortgage Banking Office,
      Operations Center, and
      Michigan BIDCO Office
       Federal Heritage Building
       209 E. Portage Avenue
       Sault Ste. Marie, Michigan         1990    Leased                 -
      [continued on following page]
      Former Loan Office


       Easterday & I-75
       Sault Ste. Marie, Michigan         1991    Owned           $266,595

      Newberry Loan Collection Office
       207 W. John St.
       Newberry, Michigan                 1995    Owned            $30,000

      Varsity Funding & Varsity Mortgage
       33493 14 Mile Rd., Ste. 20
       Farmington Hills, Michigan         1995    Leased                 -

      Midwest Loan Services
       616 Sheldon Ave., Ste. 300
       Houghton, Michigan                 1991    Leased                 -



ITEM 3. - LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or any of its subsidiaries is party to or to which any of their properties are subject.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

PART II.

ITEM 5. - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK AND DIVIDEND INFORMATION

The Company's Common Stock trades on The NASDAQ Small-Cap Market under the symbol NEWB. As of the March 1, 1996 there were approximately 380 stockholders including approximately 240 beneficial owners of shares held by brokerage firms or other institutions. The high and low sales prices of the Company's common stock as quoted by NASDAQ, for each quarter of the two year period ended December 31, 1995 are listed below. The quotations represent interdealer prices only, without retail markups, markdowns or commissions:


                        High         Low
 1995
 Fourth Quarter        $5 5/8       $4
 Third Quarter          4 1/4        3 1/2
 Second Quarter         4 1/4        3 1/2
 First Quarter          4            3 3/4

 1994
 Fourth Quarter        $5 1/4       $3 3/4
 Third Quarter          4 3/4        3
 Second Quarter         5            3 1/4
 First Quarter          5 1/4        3 3/4


No dividends have been paid on the Company's Common Stock. The Bank is limited in its ability to pay dividends to the Company by reason of a covenant in its term loan agreement (see Note 15 of the Notes to Consolidated Financial Statements). The Company does not currently anticipate declaring or paying dividends.

ITEM 6. - SELECTED FINANCIAL DATA

                    NEWBERRY BANCORP, INC. AND SUBSIDIARIES
                 SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
                  (Dollars in Thousands Except Per Share Data)



                                          1995    1994    1993    1992     1991
                                       -------  ------  ------  ------  -------
SUMMARY OF OPERATIONS
Interest income                          2,379  $3,987  $3,852  $3,749   $3,899
Interest expense                         1,845   2,104   1,660   1,755    2,270
Net interest income                        534   1,883   2,192   1,994    1,629

Provision for loan losses                   17     210     203     163      147
Net interest income after
 provision for loan losses                 517   1,673   1,989   1,831    1,482

Net gain (loss) on investments              56    (178)    203     141    (271)
Profit from equity investment
 in Michigan BIDCO                          95     178      13       -        -
Other non-interest income                  631     702     580     357      179
Gain on sale of branches & loans             -   3,018       -       -        -
Non-interest expense                     1,699   2,782   2,624   1,937    1,614

Income (loss) before income tax           (402)  2,611     161     391     (226)
Income tax expense (benefit)              (107)    770      23      86      (49)

Net income (loss)                         (295) $1,841    $138    $305   $ (177)

SELECTED YEAR END BALANCES
Total assets                            38,275  31,827  64,468  49,991   47,920
Loans receivable, net                    8,954   4,221  27,409  28,756   25,948
Loans held for sale                      7,983   4,129  14,138     172       31
Cash, cash equivalents
 and securities                         15,028  19,264  14,741  16,322   17,618
Deposits                                20,745  13,128  48,222  44,992   43,431
Note payable                             1,000   1,000   2,294   1,908    2,060
FHLB advances                           10,000   9,800   7,000       -        -
Minority interest                          201       -       -       -        -
Stockholders' equity                     4,651   4,096   2,411   2,326    2,114

SHARES OUTSTANDING AND PER SHARE DATA
Common shares, year-end                  1,276   1,200   1,173   1,142    1,167
Weighted average shares, year            1,201   1,186   1,165   1,149    1,167
Cash dividends                               -       -       -       -        -
Net income (loss)                       ($0.25)  $1.55   $0.12   $0.26   ($0.15)
Book value                               $3.64   $3.41   $2.06   $2.04    $1.81

SELECTED RATIOS
Net average interest rate spread          1.09%   3.03%   4.01%   4.46%    3.66%
Net yield on average
 earning assets                           1.69%   3.42%   4.38%   4.70%    4.06%


Return on average assets               (0.84%)   3.02%   0.24%   0.62%   (0.38%)
Return on average equity               (6.94%)  54.47%   5.83%  13.21%   (8.31%)
Avg. equity to asset ratio             12.14%    5.55%   4.14%   4.70%    4.62%

[See the Note on the following page]

(1) The Bank sold three branches and associated loans and deposits on December 5, 1994. Income and expense associated with these branches are included up until the date of the sale. Net income includes a gain from the Branch Sale of $1.66 per share.


ITEM 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of the following discussion and analysis is to assist the reader in understanding and evaluating the changes in financial position and results of operations over the past three years. The discussion should be read in conjunction with the consolidated financial statements, the related notes thereto, and statistical information presented elsewhere in this report.


GENERAL

The discussion below must be considered in light of the fundamental changes resulting from 1) the opening in February 1996 of a new main office of the Bank in Ann Arbor, and 2) the closing on December 5, 1994 of the sale by the Bank of assets pertaining to its Newberry, Michigan headquarters office and its two branches in Sault Ste. Marie, Michigan, which included the sale of deposits and loan portfolios (the "Branch Sale"). Accordingly, historical results of operations of the commercial banking division are not indicative of future operations. In addition, results of operations for 1995 and 1994, and attributes of the Bank's assets and liabilities at year-end 1995 and 1994, were significantly affected by the Branch Sale. The operations of the Company and the banking industry in general are significantly influenced by general economic conditions, related monetary and fiscal policies of the federal government, and policies of financial institution regulatory authorities, including the Federal Reserve Board (FRB), the Michigan State Financial Institutions Bureau (FIB), and the Federal Deposit Insurance Corporation (FDIC). Deposit flows and cost of funds are influenced by interest rates in competing investments and general market rates of interest. Lending activities are affected by the demand for loan borrowing, which in turn is affected by the interest rates at which such financing may be offered and other factors affecting the economy and the availability of funds.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Total assets of the Company at December 31, 1995 amounted to $38.27 million compared to $31.83 million at December 31, 1994. Loans receivable increased by $4.73 million from $4.22 million to $8.95 million. Cash and cash equivalents (including Federal Funds sold on an overnight basis and time deposits) at the end of 1995 increased by $0.43 million from the prior year, while securities decreased by $5.57 million. Loans held for sale in the Bank's mortgage banking division increased to $7.54 million from $4.13 million.

University Bank, as an FDIC-insured bank, is subject to certain regulations which require the maintenance of minimum liquidity levels of cash and eligible investments. The Bank has historically exceeded this minimum as a result of its investments in Federal Funds sold, U.S. Treasury and Agency securities and cash. In addition the bank holding company had $0.40 million in cash and equity securities at the end of 1995 to meet cash needs, primarily operating expenses and interest and principal reductions on the holding company's bank loan. The balance of the loan was $1,000,000 at year end 1995 and 1994. The note matures November 1, 1996, but may be renewed for an additional one year subject to the Company's compliance with the loan terms. Management believes that the cash and securities on hand together with available unrestricted retained earnings that University Bank is able to pay the Company in the form of dividends, with permission of the Company's secured debt lender, is currently sufficient to cover any required principal reductions during 1996 on the holding company's loan.

Total stockholders' equity of the Company at December 31, 1995 was approximately $4.65 million (or 12.2% of total assets) compared to $4.10 million (or 12.9% of total assets) the year earlier. The Bank's regulatory capital at year end was $6.05 million or 15.97% of the Bank's total regulatory assets and the risk-adjusted capital ratio of 28.61% exceeded the minimum regulatory risk-based capital requirement of 8% of the risk-adjusted assets for the Bank. The following table provides additional information about the risk-adjusted assets of the Bank and the Company's actual capital percentages.

                                UNIVERSITY BANK
Risk Adjusted Assets & Risk Adjusted Capital Ratio at December 31, 1995
                                 ($ in 000's)

                                                                              Risk Adj.
                                                           Value      Risk       Asset
                    Asset                                 (000's)    Weight      Value
- - ---------------------------------------------            ---------  ---------  ---------
Cash and Fed Funds                                          1,209          0%         0
Reserve for Loan Losses                                      (317)         0%         0
U.S. Gov't Agency Mortgage-backed Securities               10,343         20%     2,069
U.S. Gov't Equity Securities                                  855         20%       171
U.S. Gov't Guaranteed Loans                                   306         20%        61
Balances at Domestic and Canadian Banks                       729         20%       146
Other Mortgage-backed Securities                            1,709         50%       855
1-4 Family Mortgage Loans                                  12,756         50%     6,378
All Other Loans                                             4,192        100%     4,192
All Other Securities                                          184        100%       184
Real Estate Owned                                             131        100%       131
Premises & Equipment                                        1,360        100%     1,360
Mortgage Servicing Rights                                   2,937        100%     2,937
Other Assets                                                1,881        100%     1,881


- - ---------------------------------------------            --------
TOTAL ASSETS                                               38,275
                                                         ========
Off Balance Sheet Items:
     Letters of Credit and Committments                       729     100.00%       729
     Foreign Exchange Contracts                               700       0.50%(1)      4
     Interest Rate Contracts                                  496       0.00%(1)      5
     FHLMC Loan Purchase Committments                       2,026      50.00%       391
     MBS FHLMC Forward Sell Committments                    2,253       0.00%(1)      8
     Agency Guaranteed Commercial Loans Sold                  203      20.00%        41
                                                         --------   --------     ------
TOTAL RISK-ADJUSTED ASSETS                                                       21,541
                                                                                 ======

CAPITAL RESOURCES
Shareholders Equity, GAAP                                   4,651                 4,651
Unrealized (Gain) on AFS Securities                          (142)                 (142)
Investment in Unconsolidated Subsidiary                       563                   563
                                                            -----                 -----
Total Equity (Tier 1)                                       5,072                 5,072
Minority Interest in consolidated subsidiary (Tier 2)         201
Qualifying Loan Loss Reserve (Tier 2)                         269                   269
                                                            -----                 -----
Regulatory Capital (Tier 1 & Tier 2)                        5,542                 5,341
                                                            =====                 =====

Primary and Total Capital Ratio (Leverage)                  14.48%
                                                            =====
Risk-adjusted Capital Ratio (Tier 1)                        23.55%                23.55%
                                                            =====                 =====
Risk-adjusted Capital Ratio (Tier 1 & Tier 2)               25.73%                25.73%
                                                            =====                 =====
Newberry Bancorp Consolidated
     Total Capital Ratio (Leverage Ratio)                   12.15%
                                                            =====

(1) Plus market value, or replacement cost valuation, as required.

IMPACT OF INFLATION AND CHANGING PRICES

The consolidated financial statements and the notes thereto have been prepared in accordance with generally accepted accounting principles which require the measurement of financial condition and operating results in terms of historical dollars (with the exception of the BIDCO, which uses the investment company method of accounting), without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on operations is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or with the same magnitude as the prices of goods and services, since such prices are affected by inflation. In the current interest rate environment, where there are rapid increases and decreases of interest rates, liquidity and the maturity structure of the Bank's assets and liabilities are crucial determinants of the Bank's profitability.

ASSET/LIABILITY MANAGEMENT

All financial institutions are significantly affected by fluctuations in interest rates commonly referred to as "interest rate risk." The principal exposure of a financial institution's earnings to interest rate risk is the difference in time between interest rate adjustments or maturities on interest-earning assets compared to the time between interest rate adjustments or maturities on interest-bearing liabilities. Such difference is commonly referred to as a financial institution's "gap position." In periods when interest rates are increasing, a positive gap position will result in generally higher earnings as short-term assets are repricing upward faster than longer-term liabilities. However during a declining rate environment, the opposite effect on earnings is true, with earnings being reduced due to short-term assets repricing downward faster than longer-term liabilities.

The following table presents the Bank's interest sensitivity gap between interest-earning assets and interest-bearing liabilities at December 31, 1995. The table is based upon various assumptions of management which may not necessarily reflect future experience. The one-year gap position at December 31, 1995 was estimated to be $8,579,000 or +22.68%:

                                UNIVERSITY BANK
                        Asset/Liability Position Analysis           12/31/95
                                  ($ in 000's)
                            Maturing or Repricing in

                                   3 Mos        91 Days to       1 - 5          Over 5         ALL
         ASSETS                   or Less        1 Year          Years           Years         OTHERS         TOTAL
    Fed Funds                       1,209              0              0              0              0          1,209
    Loans (1)                         712          1,922          2,481              3              0          5,118
    Canadian Investments              151              0              0              0              0            151
    Securities Available for        3,917          2,088             34            599            767          7,404
    Securities held for Sale        3,507          2,579              1              3              0          6,089
    Loans held for Sale             7,983              0              0              0              0          7,983
    Matured Loans                     963              0              0              0              0            963
    Variable Rate Loans             2,449              0              0              0              0          2,449
    Other Assets                        0              0              0              0          5,465          5,465
    Cash and Due from Banks             0              0              0              0            578            578
    Overdrafts                         11              0              0              0              0             11
    Non-Accrual Loans                   0              0              0              0            412            412
                                     ----           ----           ----           ----           ----           ----
      TOTAL ASSETS                 20,901          6,589          2,515            605          7,222         37,833

         LIABILITIES

    CD's over $100,000                  0              0            200              0              0            200
    CD's under $100,000             3,174          2,832         10,717              0              0         16,723
    MMDA                            1,817              0              0              0              0          1,817
    NOW                                 3              9             50              0              0             62
    Demand                              0              0              0              0          2,162          2,162
    Savings                            24              0              0              0              0             24
    Canadian Savings                1,051              0              0              0              0          1,051
    Other Liabilities                   0              0              0              0            769            769
    Borrowings                      2,500          7,500              0              0              0         10,000
    Equity                              0              0              0              0          5,023          5,023
                                   ------         ------         ------         ------         ------         ------
      TOTAL LIABILITIES             8,570         10,341         10,967              0          7,954         37,833


         GAP                       12,331         (3,753)        (8,452)           605           (732)             0


         CUMULATIVE
         GAP                       12,331          8,579            127            732              0

         GAP
         PERCENTAGE                 32.59%         22.68%          0.34%          1.94      %    0.00%

    Notes:
     (1) Net of bad debt reserves.

The following additional information is provided with respect to the Bank's investment portfolio, at book value, as of December 31, 1995:

     Investment Portfolio Maturities (in $000s) and Yield by Type:


                                    Maturity or Repricing Interval
                        -------------------------------------------------------
                         Under           1 Year to        5 Years to  More Than
                        One Year         5 Years          10 Years    10 Years
 Treasuries and
 Gov't Agencies
  - Amount              $11,439          $    11          $     7     $ 1,447
  - Yield                  6.42%           10.08%            6.39%       6.66%

 All Other Securities
  - Amount              $   23           $   -0-          $   -0-        $-0-
  - Yield                 5.50%               --%              --%         --%


     Additional information regarding the Bank's investments as of December 31, 1995 and 1994 is set forth under note 3 to the Company's consolidated financial statements included with this report.

The following information pertaining to maturities and sensitivities of the Bank's loan portfolio to changes in interest rates is provided as of December 31, 1995:

Loan Portfolio Maturities by Type (in $000s):



                                           Maturity
                               ----------------------------------
                               Under         1 Year to    After 5
                               One Year      5 Years      Years
    Commercial & Financial      $ 3,576       $   -0-      $   -0-
    Agricultural                $   -0-       $   -0-      $   -0-
    Real Estate:
     Construction               $   -0-       $   -0-      $   -0-
     Mortgage (1)               $ 2,548       $ 2,482      $   -0-
    Consumer                    $    94       $   572      $   -0-
                                -------      --------      ------
    Total                       $ 6,218       $ 3,054      $   -0-



                                                Maturity    Maturity
                                                Under       One Year  Total
                                                One Year    or More   Loans
    Total Variable Rate Loans                   $3,576      $  -0-    $3,576
    Total Fixed Rate Loans                      $2,642      $3,054    $5,696
                                                ------      ------    ------

    Total Loans (1)                             $6,218      $3,054    $9,272
                                                ======      ======    ======


(1) Excludes residential loans held for sale of $7,542, and the allowance for loan losses.

SUMMARY OF RESULTS OF OPERATIONS

The net loss from operations of the Company was $294,977 in 1995. There was net income of $1,841,001 in 1994 and $137,532 in 1993. Earnings (loss) per share for 1995, 1994 and 1993 were $(0.25), $1.55 and $0.12, respectively.

The change from 1994 to 1995 was principally due to the sale in December 1994 of the Bank's former main office in Newberry and two branch offices in Sault Ste. Marie, including deposits and associated loan portfolios for a premium above book value of $3,500,000, before certain expenses related to the sale (the "Branch Sale"). 1995 was primarily a transition year in which plans were laid to establish a new main office of the Bank in Ann Arbor and to expand the Bank's mortgage banking activities. Expenses associated with these initiatives and other unusual expenses decreased income in 1995. Also, the Bank sold most of its core loan portfolio in December 1994, and a 42.7% decrease in average earning assets together with the resulting decrease in net interest income as a percent of earning assets depressed the income of the Bank in 1995 versus 1994.

The increase in net income in 1994 was principally the result of the Bank's sale of the former main office and two branch banks and an income contribution from Michigan BIDCO, which offset a decline in profitability of the branch banks prior to the sale.


NET INTEREST INCOME

Net interest income represents the dollar amount by which interest income generated by interest-earning assets exceeds the cost of funds. Interest-earning assets consist primarily of loans and investment securities, and the principal cost of funds is the interest paid on deposit accounts and other borrowings.
Net interest income is affected by (i) the difference between the average rate of interest earned on the Bank's interest-earning assets and the average rate paid on its interest-bearing liabilities ("interest rate spread") and (ii) the relative amounts of its average interest-earning assets and interest-bearing liabilities. In order to maintain and increase earnings during periods of fluctuating interest rates, it is imperative that interest-earning assets and interest-bearing liabilities be managed effectively. Trends in net interest income provide a measure of the effectiveness by which a financial institution manages its interest rate sensitivity.

In each period, net interest income on a consolidated basis was reduced by interest expense associated with the holding company's bank loan indebtedness. Such interest expense was $0.08 million in 1995, $0.18 million in 1994 and $0.13 million in 1993.

The following table presents, for the periods and dates indicated, the average balances (all averages are calculated using monthly averages) of, the interest earned or paid on, and the weighted average yield earned or rate paid on, the Bank's interest earning assets and liabilities:

                              Net Interest Income

                           Years Ended December 31,

                                                  1995                             1994                           1993
                                     ------------------------------    ----------------------------   -----------------------------
                                                Interest    Average              Interest   Average              Interest   Average
                                     Average     Income/    Yield/     Average    Income/   Yield/    Average    Income/     Yield/
                                     Balance     Expense     Rate      Balance    Expense    Rate     Balance    Expense      Rate
Interest Earning Assets:
  Loans:
    Commercial                       2,799,197     312,643   11.17%   6,419,846    595,750    9.28%   7,070,429    595,353   8.42%
    Real Estate Construction           137,524      12,251    8.91%     822,800     74,052    9.00%     889,600     82,288   9.25%
    Real Estate Mortgage             9,352,940     813,909    8.70%  16,298,685  1,360,401    8.35%  17,695,484  1,562,648   8.83%
    Installment/Consumer               958,889     103,825   10.83%   9,448,311    957,024   10.13%  10,107,136    921,675   9.12%
                                   -----------  ----------  ------- ----------- ----------  ------- -----------  --------- -------
  Total Loans                       13,248,550   1,242,628    9.38%  32,989,642  2,987,227    9.06%  35,762,649  3,161,964   8.84%
  Investment Securities(1)          16,579,737   1,042,855    6.29%  19,311,243    882,791    4.57%  11,631,724    599,940   5.16%
  Federal Funds                      1,704,543      93,494    5.48%   2,719,263    116,650    4.29%   2,705,085     89,663   3.31%
                                   -----------  ----------  ------- ----------- ----------  ------- -----------  --------- -------
    Total Interest Bearing Assets   31,532,830   2,378,977    7.54%  55,020,148  3,986,668    7.25%  50,099,458  3,851,567   7.69%

Interest Bearing Liabilities:
  Deposit Accounts:
    Now/S-Now                           61,212       1,774    2.90%   4,941,059    125,207    2.53%   4,974,208    131,780   2.65%
    Savings                             63,381       1,658    2.62%   4,789,687    119,236    2.49%   4,869,653    126,663   2.60%
    Canadian Dollar Savings          1,225,086      59,169    4.83%   2,283,227    125,369    5.49%   1,192,033     53,329   4.47%
    Time                            12,924,479     838,019    6.48%   9,959,058    478,727    4.81%  10,536,700    551,541   5.23%
    Borrowed Funds                  11,088,914     739,898    6.67%   7,664,202    337,755    4.41%   2,437,542     78,364   3.21%
    Money Markets                    2,344,207     123,708    5.28%  17,958,889    736,093    4.10%  19,157,045    589,885   3.08%
                                   -----------  ----------  ------- ----------- ----------  ------- -----------  --------- -------
      Total                         27,707,279   1,764,226    6.37%  47,596,122  1,922,387    4.04%  43,167,181  1,531,562   3.55%

  Holding Company Debt                 903,127      81,181    8.99%   2,231,241    181,510    8.13%   1,970,737    128,128   6.50%
                                   -----------  ----------  ------- ----------- ----------  ------- -----------  --------- -------
    Total Interest Bearing
      Liabilities                   28,610,406   1,845,407    6.45%  49,827,363  2,103,897    4.22%  45,137,918  1,659,690   3.68%
                                   -----------  ----------  ------- ----------- ----------  ------- -----------  --------- -------
Net Earning Assets, net interest
  income, and interest rate spread   2,922,424     533,570    1.09%   5,192,785  1,882,771    3.03%   4,961,540  2,191,877   4.01%

Net yield on interest-earning assets                          1.69%                           3.42%                          4.38%



(1) Actual yields; not adjusted to take into account tax-equivalent yields resulting from tax-free municipal income and includes ban

The table above does not specify the average level of non-interest bearing demand deposits, which were $2,156,136, $9,341,903, and $6,805,681 for the years ended December 31, 1995, 1994 and 1993, respectively, as computed using month-end balances for such years.

Net interest income of the Bank decreased to $0.53 million in 1995 from $1.88 million in 1994, mainly as a result of a decrease in the amount of earning assets and liabilities and a reduction of the spread achieved on the smaller base. During the year ended December 31, 1995, the Bank's average interest-earning asset base fell by $23.49 million or -42.7% over 1994, while average interest-bearing liabilities decreased by $19.89 million or -41.8%. Due to repricing of variable rate securities and increases in the portfolio loan lending rate, the average yield on interest-earning assets increased from 7.25% to 7.54% in 1995. Due to a rise in short term interest rates, the average cost of funds increased from 4.04% in 1994 to 6.37% in 1995. As a result of the Branch Sale, which increased funding costs and resulted in a decrease in higher yielding loans, the net interest margin decreased to 1.07% in 1995 from 3.03% in 1994.

Net interest income of the Bank decreased to $1.88 million in 1994 from $2.19 million in 1993, mainly as a result of a decrease in the spread between the rate on earning assets and liabilities. During the year ended December 31, 1994, the Bank's average interest-earning asset base rose by $4.92 million or 9.8% over 1993, while average interest-bearing liabilities increased by $4.69 million or 10.4%. Due to a repositioning of earning assets into variable rate securities, the average yield on interest-earning assets decreased from 7.69% to 7.25% in 1994. Due to a persistent rise in interest rates, the average cost of funds increased from 3.55% in 1992 to 4.04% in 1993. As a result of an expansion in variable rate investments and a decrease in higher yielding loans, the net interest margin decreased to 3.02% in 1994 from 4.01% in 1993. Moreover, management of the Bank opted to raise rates paid on deposits faster than otherwise would have been required in an attempt to stem the loss of deposits following the announcement of the Branch Sale in early May 1994. The Branch Sale agreement required the Bank to deliver at the closing of the Branch Sale a minimum amount of deposits, and management opted to decrease margins by raising deposit rates rather than risk a drop in deposits under the minimum amount required pursuant to the Branch Sale agreement.

At December 31, 1995, the net spread between the Bank's interest earning assets and interest earning liabilities was 1.78% up from the average net spread for the 1995 year of 1.09%, principally as a result of a decrease in the cost of funds as result of a decline in short term interest rates, further helped by a small rise in the yield on earning assets as a result of a modest rise in the yield on the loan portfolio. Fee income from the Bank's mortgage banking originations and income from the Bank's portfolio of mortgage servicing rights are not included in these calculations. As a result of the Branch Sale, the relative importance of these types of non-interest income to the Bank's profitability increased in 1995.

The following table presents information regarding fluctuations in interest income and interest expense of the Bank for the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to (1) changes in volume (changes in volume multiplied by old rate); (2) changes in rate (changes in rate multiplied by old volume); the rate/volume variance is allocated to changes in rate:

                               Rate/Volume Analysis

                                                                    Years Ended December 31,
                               ----------------------------------------------------------------------------------------------------
                                         1995                                  1994                                1993
                               -------------------------------    -------------------------------   -------------------------------
                                   Volume   Rate      Total        Volume       Rate      Total     Volume       Rate      Total
Interest Income
  Loans:
    Commercial                   (335,990)  52,883   (283,107)     (54,781)   55,178        397      (7,740)   (16,713)   (24,453)
    Real Estate Construction      (61,675)    (126)   (61,801)      (6,179)   (2,057)    (8,236)    (22,294)    (5,722)   (28,016)
    Real Estate Mortgage         (579,740)  33,248   (546,492)    (123,348)  (78,899)  (202,247)    891,838   (548,013)   343,825
    Installment/Consumer         (859,898)   6,699   (853,199)     (60,079)   95,428     35,349     146,134   (171,936)   (25,802)
                               ----------   ------ ----------     --------   -------   --------   ---------   --------   --------
  Total Loans                  (1,837,302)  92,703 (1,744,599)    (244,387)   69,650   (174,737)  1,007,938   (742,384)   265,554

  Investment Securities          (124,868) 284,932    160,064      396,094  (113,243)   282,851         589   (114,906)  (114,317)
  Federal Funds                   (43,529)  20,373    (23,156)         470    26,517     26,987     (33,939)   (14,177)   (48,116)
                               ----------   ------ ----------     --------   -------   --------   ---------   --------   --------
Total Interest Income          (2,005,699) 398,008 (1,607,691)     152,177   (17,076)   135,101     974,588   (871,467)   103,121

Interest Bearing Liabilities:
  Deposit Accounts:
    Now/S-Now                    (123,656)     223   (123,433)        (878)   (5,695)    (6,573)     23,727    (42,166)   (18,439)
    Savings                      (117,658)      80   (117,578)      (2,080)   (5,347)    (7,427)     19,752    (41,122)   (21,370)
    Canadian Dollar Savings       (58,101)  (8,099)   (66,200)      48,818    23,222     72,040      61,253    (25,600)    35,653
    Time                          142,546  216,746    359,292      (30,237)  (42,577)   (72,814)     55,755    (71,064)   (15,309)
    Borrowed Funds                150,924  251,219    402,143      168,031    91,360    259,391      63,876     11,141     75,017
    Money Markets                (640,009)  27,624   (612,385)     (36,894)  183,102    146,208     (16,778)  (125,693)  (142,471)
                               ----------   ------ ----------     --------   -------   --------   ---------   --------   --------
  Total Deposit Interest         (645,954) 487,793   (158,161)     146,760   244,065    390,825     207,585   (294,504)   (86,919)

  Holding Company Debt Interest  (108,041)   7,712   (100,329)      16,937    36,445     53,382        (470)    (7,669)    (8,139)
                               ----------   ------ ----------     --------   -------   --------   ---------   --------   --------
    Total Interest Expense       (753,995) 495,505   (258,490)     163,697   280,510    444,207     207,115   (302,173)   (95,058)
                               ----------   ------ ----------     --------   -------   --------   ---------   --------   --------
Net Interest Income            (1,251,703) (97,498)(1,349,201)     (11,520) (297,586)  (309,106)    767,473   (569,294)   198,179
                               ==========   ======  =========     ========   =======   ========   =========   ========   ========

LOAN PORTFOLIO
     Information regarding the Bank's loan portfolio is set forth under Note 5 to the Company's consolidated financial statements included with this report as of December 31, 1995 and 1994.

PROVISION FOR LOAN LOSSES
     The Bank charges to operations a provision for possible loan losses which is intended to create an allowance for future loan losses. Each year's provision reflects management's analysis of the amount necessary to maintain the allowance for possible loan losses at a level adequate to absorb anticipated losses. In its evaluation, management considers such factors as historical loan loss experience, specifically identified problem loans, composition and growth of the loan portfolio, current and projected economic conditions, and other pertinent factors. A loan is charged-off by management as a loss when deemed uncollectible, although collection efforts continue and future recoveries may occur.

Non-performing loans amounted to $508,336 and $394,691 at December 31, 1995 and 1994, respectively. Non-performing loans are defined as loans which have been placed on non-accrual status and loans over 90 days past due as to principal or interest and still in an accrual status. Where serious doubt exists as to the collectibility of a loan, the accrual of interest is discontinued. See Note 5 of the Consolidated Financial Statements for additional information regarding impaired loans.

The provision for loan losses in 1994 was $16,800, a decrease of $193,200 from the 1994 level, which in turn was an increase of $7,500 from the 1993 level of $202,500. Loans charged off net of recoveries were $62,174, $14,274, and $253,659 in 1995, 1994, and 1993, respectively. The allowance for possible loan losses totaled $317,185, $362,559, and $292,290 at the end of 1995, 1994, and
1993, respectively.

In addition, the Bank is a participant in the Capital Access Program of the Michigan Strategic Fund. The Michigan Strategic Fund (the "MSF") is a State of Michigan sponsored program. Under the terms of the program, the Bank can assign, at the Bank's sole discretion, business loans to be covered by MSF guarantees. The borrower pays points at the loan closing which are matched 150% by the MSF. The funds which are paid to the Bank by the MSF are held at the Bank in a segregated account to offset such loan losses. If there are no losses and the loans are all liquidated, the MSF would retain ownership of the funds in the segregated account. Management takes the MSF fund into account in determining the collateral backing of its MSF guaranteed loans. A Michigan Strategic Fund balance of $5,212, $64,816 and $45,964 was available at year-end 1995, 1994, and 1993, respectively, to offset loan losses on a group of commercial loans amounting to $564,000, $534,893 and $1,705,516 at year-end 1995, 1994, and 1993, respectively. A total of $24,597 of the Bank's MSF Fund balance was transferred in connection with the Branch Sale.

Included in past due loans 90 days and still accruing at December 31, 1995 and 1994 was $10,033 and $21,796, respectively, in 90% FHA Title 1 insured loans.

On December 5, 1994, the Bank sold approximately $22,510,298 in loans associated with three bank offices. The general loan loss reserve associated with such loans of $125,457 was transferred to the acquiror along with the loan balances.

A summary of loan loss expense for the Bank for the years indicated is presented below:

                   Analysis of the Allowance for Loan Losses
                                ($ in thousands)

                                                     Years Ending December 31,
                                                  -------------------------------
                                                    1995        1994         1993
                                                  -------     -------     --------
   Balance at beginning of period                 $   363     $   292      $   343
                                                  -------     -------      -------
   Chargeoffs:
       Domestic:
          Commercial, financial and agricultural       36          36          246
          Real estate-construction                      0           0            0
          Real estate-mortgage                         61           9           63
          Installment loans to individuals             31          54           65
          Lease financing                               0           0            0
       Foreign                                          0           0            0
                                                  -------     -------     --------
                                                      108          99          364
                                                  -------     -------     --------
   Recoveries:
       Domestic:
          Commercial, financial and agricultural       30          68           95
          Real estate-construction                      0           0            0
          Real estate-mortgage                         02          03           02
          Installment loans to individuals             13          14           13
          Lease financing                               0           0            0
       Foreign                                          0           0            0
                                                  -------     -------     --------
                                                       45          85          110
                                                  -------     -------     --------
   Net charge-offs                                     63          14          254
                                                  -------     -------     --------
   Provision for loan losses                           17         210          203
                                                  -------     -------     --------
   Sale of loans with associated reserve                0         125            0
                                                  -------     -------     --------

   Balance at end of period                       $   317(1)  $   363(1)  $    292(1)
                                                  =======     =======     ========
   Ratio of net charge-offs during period
     to average loans outstanding during period      0.48%       0.04%        0.89%
                                                  =======     =======     ========


(1) Does not include Michigan Strategic Fund reserve balance of $5,212, $64,816 and $45,964 at year-end 1995, 1994 and 1993, respectively.

                   Analysis of the Allowance for Loan Losses
                                ($ in thousands)

                               December 31, 1995


                                                    Percent of loans
           Balance at End of Period                 in each category
            Applicable to:                  Amount    to total loans
           -------------------------  ------------  ----------------
           Domestic
            Commercial, financial,
            agricultural                      $146             35.2%
            Real estate-construction             -              0.0%
            Real estate-mortgage                40             50.7%
            Installment loans to
              individuals                       83             14.1%
           Unallocated                          48              N/A%
                                              ----            ------
                                               317            100.0%
                                              ====            ======


                                      December 31,      December 31,
                                          1995              1994
                                       -----------     -------------
           Total loans (1)                   9,271             4,584
           Reserve for loan losses             317               363
           MSF reserve balance                   5                65
           Reserve/Loans, % (1)               3.42%             7.92%
           Reserve/Loans, % (1)(2)            3.47%             9.34%


(1) Excludes loans held for sale.
(2) Includes both MSF and general loan loss reserve

     During 1995, management decreased the monthly rate of reserve provision for loan losses to $400, or $4,800 per year, and added a $12,000 extra provision at year-end to account for the adoption of a new accounting principle under which the Bank has allocated a portion of the allowance for loan losses to the balance of impaired loans. The historic and current levels of the reserve have been set at a level which management believes will be sufficient to maintain the overall allowance, including the Michigan Strategic Fund loan loss reserve, at an appropriate amount. At year-end 1995, such ratio was 3.47%, or $322,000. The 3.47% ratio reflects management's realization that the loan portfolio the Bank retained after the Branch Sale is, in some instances, of lower credit quality than the much larger loan portfolio which was sold.
The buyer's decision to put back loans was not based solely on credit quality, but on geography, familiarity with the borrower, and lack of time to complete due diligence on smaller balance loans, among other reasons. Loans put back by the buyer to the Bank subsequent to the Branch Sale were transferred at the current payoff figure less the associated general or specific loan loss reserve which the Bank had assigned to the loans immediately prior to the Branch Sale.

     The future performance of the loans is geographically concentrated and dependent upon the performance of a relatively limited geographical area. The loan loss reserve goal is believed to be at the high end of the Bank's peer group, and is reflective of management's desire to have a loan loss reserve in excess of its peer group average as a result of the forgoing.

     Based upon current economic conditions in the Eastern Upper Peninsula market area, management currently anticipates that net loan losses in 1996 will not exceed $150,000. The redevelopment of the previously closed State of Michigan Newberry Regional Mental Health Hospital into a medium security prison, has had a positive impact on the Bank's loan portfolio. The prison added 300 base economic jobs to the Newberry area economy, on a base of 2,200 jobs. Local area real estate prices rose 30% during 1995 and with increased economic activity in the area, the prison may prove beneficial to the Bank in mitigating future loan losses from its loan portfolio. Moreover, the improving real estate market allowed to Bank to sell all of its repossessed real estate properties in the Newberry area in 1995 and early 1996, and has provided an incentive for borrowers to cure defaults rather than allowing foreclosure of properties. While the Bank has just begun lending in the Ann Arbor area, and the local economy is growing, management has no historical basis upon which to predict credit losses from this new lending activity.

     Management believes that the current reserve level is adequate to absorb future losses inherent in the loan portfolio, although the ultimate adequacy of the reserve is dependent upon future economic factors beyond the Company's control. A downturn in the general nationwide economy will tend to aggravate, for example, the problems of local loan customers currently facing some difficulties. A general nationwide business expansion could conversely tend to diminish the severity of any such difficulties.

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

Non-interest income. Excluding the $3,018,408 gain in 1994 from the sale of bank branches and related loans, non-interest income in 1995 for the Company increased by $79,759 from $701,201 in 1994 to $780,960. The increase in 1995 was a result of increases in securities gains and mortgage banking income, which more than offset decreases in foreign exchange income, the contribution from Michigan BIDCO and service charges and fees.

Excluding the aforementioned $3,018,408 gain in 1994, non-interest income in 1994 for the Company increased by $31,008 to $701,201 in 1994 from $670,193. A negative variance in income from realized gains on securities from a gain in 1993 to a loss in 1994 which totalled $400,093 more than offset a $188,414 increase in mortgage servicing and origination fees, a $162,064 increase in equity income from the profits of the BIDCO, and a $31,282 (+19.4%) gain in foreign exchange income. Other categories decreased slightly primarily as a result of the sale of the Bank branches on December 5, 1994.

Results of the Company's Ann Arbor community bank and the Bank's mortgage banking operations are expected to have a more significant impact on the Company's operating results in the future.

     Mortgage Banking. Mortgage servicing and origination fees decreased to $349,688 in 1995 from $357,141 in 1994. A 352% increase in loan purchase and origination volumes during the 1995 and an increase in return from the Bank's investment in FHLMC and FNMA single family mortgage loans serviced for others was offset by a decrease in margin from each transaction.

Excluding the mortgage servicing rights held directly by Midwest Loan Services, at December 31, 1995, the Bank serviced $188,319,200 of FHLMC mortgages for others, versus $150,627,733 at December 31, 1994. The following table summarizes the portfolio by type and mortgage note rate:

              Interest Rate Stratification of the Bank's Servicing

($ thousands)

                          FIXED RATE - BY MATURITY (in years)
                          ----------------------------------

  MORTGAGE RATE (%)   ARMs  UNDER 10   10-25  OVER 25
  9.00 and up          239       188     160    5,025
  8.50 - 8.99        2,674       485     994   22,005
  8.00 - 8.49        2,219       682   2,220   32,618
  7.50 - 7.99          286     1,691   3,746   50,108
  7.00 - 7.49          479     1,055  14,242   22,687
  6.50 - 6.99        1,374       983  11,166    5,995
  6.00 - 6.49        1,781       573   1,666      469
  under 6.00           117       314      78        -
                     -----  --------  ------  -------
                     9,169     5,971  34,272  138,907

  Current market
   interest rates     5.75%     7.25%   7.50%    8.00%
  Average annual
   servicing fee      0.42%     0.30%   0.30%    0.26%


If interest rates were to decline to levels briefly seen during the Summer of 1993 and the Winter of 1995, the portfolio would experience significant refinancings and payoffs, which would hurt income. Mortgage payoffs have been:

Mortgage Payoffs

 First Quarter 1994                    $5,347,079
 Second Quarter 1994                    3,358,617
 Third Quarter 1994                     1,539,680
 Fourth Quarter 1994                    1,544,922
 First Quarter 1995                       765,480
 Second Quarter 1995                    1,239,571
 Third Quarter 1995                     1,919,412
 Fourth Quarter 1995                    3,675,824


Based on recent comparable sales and indications of market value from industry brokers, management believes that the current market value of the Bank's portfolio of mortgage servicing rights exceeds cost by approximately $75,000 to $300,000. Market interest rate conditions can quickly affect the value of mortgage servicing rights in a positive or negative fashion, as long term interest rates rise and fall.

                    Servicing Rights Held by University Bank

(amounts in $ thousands)

                                    December 31,            December 31,
                                       1995                     1994
                                    ------------            ------------
 Total servicing (1)                  188,319                  150,628
 Book value of servicing                2,035                    1,626
 Estimated market value
  of servicing:
  Management estimate (2)               2,208                    2,162
  Discounted cash flow (3)              2,318                    1,910
 Estimated excess of market
  over book value (4)                 283-173                  536-284


(1) Includes servicing related to loans held for delivery of $7,542 at December 31, 1994 and $4,129 at December 31, 1994. Excludes servicing held by Midwest Loan Services carried at appraised value of $901 as of December 31, 1995, less amortization.
(2) Assumes a price based upon market transactions at December 31, 1994 of 4.7x (4.7 times the servicing fee) for 30-year servicing, 4.0x for 15-year servicing, 2.4x for Balloon servicing and 2.3x for ARM servicing. The market value of servicing at December 31, 1994 was based on a price of 5.8x for 30-year servicing, 4.8x for 15-year servicing, and 3.1x for Balloon servicing and 3.2x for ARM servicing.
      Excess servicing is discounted from these amounts at a multiple of one times the servicing fee.
(3) Uses net present value analysis of future cash flows, discounted back at 13.14% (the original rate used to price the bulk portfolio purchased in 1993).
(4)   Range based upon the two methods used in (2) and (3), above.


During 1995 purchases and sales of mortgage servicing rights by third-parties evidenced a gradual trend to decreased prices which mirrored the fall in interest rates throughout the year.

With the opening of the Bank's Ann Arbor main office and the start-up of Varsity Mortgage and Varsity Funding, management anticipates that its monthly mortgage origination activity will be higher in the first part of 1996 than the average monthly rate in 1995.

     Additional information regarding the Bank's mortgage banking activities for the past three years is set forth in Note 4 to the Company's consolidated financial statements.

Michigan BIDCO. Michigan BIDCO (the "BIDCO") invests in businesses in Michigan with the objective of fostering job growth and economic development. As of December 31, 1995, the BIDCO had made fourteen such investments, amounting to a total of $9,820,600 at original cost. At December 31, 1995, the BIDCO had total
assets of $6,798,463.    For the years ended December 31, 1995 and 1994, the
BIDCO reported net income of $214,372 and $501,525, respectively. For the eight months ended December 31, 1993, Michigan BIDCO reported net income of $31,275.

At December 31, 1995, the BIDCO had no outstanding conditional commitments to lend, but had committed to donate $75,000 as an additional start-up capital infusion to the Foundation. The Foundation had the following condition commitments to lend:


        Paper mill (add-on)                   $200,000
                                              --------
        Total                                 $200,000
                                              ========


Securities. Proceeds from sales of marketable equity securities (included in proceeds from sales of investment securities) were $238,481, $14,000 and $139,341 for the years ended December 31, 1995, 1994 and 1993, respectively. Gross gains of approximately $46,240, $13,456 and $41,216 and no gross losses were realized on 1995, 1994 and 1993 sales, respectively.

Proceeds from sales of investment securities were $11,942,615, $2,515,942 and $8,643,259 for the years ended December 31, 1995, 1994 and 1993, respectively (excluding sales of marketable equity securities and sales associated with the Bank's mortgage banking operation). Gross gains of approximately $164,717 and gross losses of approximately $153,080 were realized on 1995 sales. Gross gains of approximately $242 and gross losses of approximately $6,889 were realized on 1994 sales. Gross gains of approximately $133,677 and gross losses of approximately $15,928 were realized on 1993 sales.

At December 31, 1995 gross unrealized losses in the Company's investment securities (excluding those securities held by the bank holding company) were $63,000 and gross unrealized gains were $278,000. At December 31, 1994 gross unrealized losses in the Company's investment securities were $865,000 and gross unrealized gains were $26,000. At December 31, 1993 gross unrealized losses in the Bank's investment securities were $37,000 and gross unrealized gains were $49,000. Sales of loans pooled into mortgage backed securities in connection with the Bank's mortgage banking activities were $7,690,967 in 1995, $34,232,269 in 1994 and $32,952,797 in 1993.

Foreign Exchange. The Bank manages the foreign exchange business of the bank which purchased the Bank's branches for a fee of $35,000 per year plus 40% of the annual net income, after allocation of direct costs, as defined, of the foreign exchange business in excess of $150,000. Although the Bank continues to pursue foreign exchange business for its own account, the revenue expected in 1996 from that activity will be only a fraction of the level of prior years. Foreign exchange revenues decreased to $49,656 for 1995 versus $192,841 in the 1994 period, as a result of lower volumes due to the Branch Sale, partially offset by revenue under the management contract.

Foreign exchange revenues increased to $192,841 for 1994 versus $161,559 in 1993, as a result of higher volumes from large wholesale customers, which were only partially offset by a sharp decline in volume from retail customers. The 35-40% decrease experienced in 1994 in the overall level of cross-border shopping negatively impacted the Bank's retail customer volumes.

Non-interest expense. Non-interest expense for the Company decreased by $1,017,390 or 36.6% in 1995 to $1,764,316 from $2,781,706 in 1994. Decreased personnel, occupancy, data processing and depreciation expense resulting from the Branch Sale was a major factor in the decrease. Increased legal expense, primarily in the first half of 1995, was incurred as a result of loan collection legal expense. Holding company total expense decreased $370,932 primarily as a result of decreases in interest, amortization, management and legal expenses, to $180,247 from $551,179. The decrease in interest expense was the result of a decrease in debt as a result of the Branch Sale.

Non-interest expense for the Company increased by $157,233 or 6.0% in 1994 to $2,781,706 from $2,624,473 in 1993. Increased personnel, occupancy, data processing and depreciation expense resulting from the expansion of the Bank's new full-service branch office in Sault Ste. Marie during the second half of 1993 and the first half of 1994 was a major factor in the increase. Increased legal expense was incurred as a result of the branch sale and ongoing loan collection legal expense. Holding company total expense increased $51,497 primarily as a result of a increased amortization expense from $95,557 to $122,060 because of the Branch Sale during 1994. The increase was result of increased legal collection expenses and an increase in interest expense as a result of rising short term interest rates and a higher average balance of bank borrowings during 1994.

INCOME TAXES

Income tax expense (benefit) in 1995 was $(106,949) versus $769,673 in 1994 and $23,643 in 1993. The effective tax rate was (26.6)% in 1995, 29.5% in 1994, and
14.7% in 1993. A tax benefit was realized in 1995 as a result of the net loss from operations. The effective tax rate for 1994 was lower than the statutory rate due to equity income from the Bank's investment in the BIDCO, which earnings are taxed at the BIDCO. The effective tax rate for 1993 was lower than the statutory rate due to tax exempt interest income and graduated tax rates.

In February 1996, the Bank, through its 98%-owned subsidiary, Arbor Street LLC, purchased $1,000,000 in federal low income housing tax credits through a partnership investment in Michigan Capital Fund for Housing Limited Partnership I, a Michigan limited partnership (the "Partnership"). The investment consisted of a $50,000 equity purchase and the execution by Arbor Street LLC of a $950,000 promissory note held by the Partnership (the "Note"). The purchase of the tax credits is expected to decrease the amount of federal income taxes the Company would otherwise pay for the next ten years.

ITEM 8. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements provided pursuant to this item are listed under Item 14(a) below and appear beginning on page 41.

ITEM 9. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     None.

                             NEWBERRY BANCORP, INC.
                                      AND
                                  SUBSIDIARIES
                               __________________


                       CONSOLIDATED FINANCIAL STATEMENTS

                              ___________________

                         DECEMBER 31, 1995, 1994, 1993

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
Newberry Bancorp, Inc.
Sault Ste. Marie, Michigan


We have audited the accompanying consolidated balance sheets of Newberry Bancorp, Inc. as of December 31, 1995 and 1994 and the related consolidated statements of income, stockholder's equity and cash flows for the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Newberry Bancorp, Inc. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for impaired loans and investment securities in 1995 and 1993, respectively, to conform to new accounting guidance.


                                     /s/Crowe, Chizek and Company
                                     Crowe, Chizek and Company


Grand Rapids, Michigan
March 20, 1996

                     NEWBERRY BANCORP, INC. AND SUBSIDIARY
                          Consolidated Balance Sheets
                      December 31,1995 and December 31,199


                                                December 31     December 31
                                                    1995            1994
ASSETS                                           ----------     -----------
Cash and due from banks                         $   578,216     $   908,257
Federal funds sold                                1,359,415         606,422
                                                -----------     -----------
     Total cash and cash equivalents              1,937,631       1,514,679

Securities available for sale (Note 3)           13,090,547      18,658,332

Loans held for sale (Note 4)                      7,983,154       4,129,321
Loans, net (Notes 5 & 6)                          8,953,518       4,220,633

Premises and equipment (Note 7)                   1,360,283         373,877
Purchased mortgage servicing rights (Note 4)      2,936,703       1,625,889
Investment in and Advances to
    Michigan BIDCO  (Note 1)                        765,858         467,820
Other real estate owned                             130,596         130,015
Other assets (Note 14)                            1,116,238         706,018
                                                -----------     -----------
      Total other assets                          6,309,678       3,303,619
                                                -----------     -----------
      TOTAL ASSETS                              $38,274,528     $31,826,584
                                                ===========     ===========


   The accompanying notes are an integral part of the consolidated financial statements.

                     NEWBERRY BANCORP, INC. AND SUBSIDIARY
                          Consolidated Balance Sheets
                     December 31,1995 and December 31,1994


                                                  December 31 December 31
                                                     1995        1994
LIABILITIES AND STOCKHOLDERS EQUITY                  -------     -------

Deposits:
  Demand - non interest bearing                  $ 1,103,921     $ 1,638,101
  Demand - interest bearing                        1,642,425       3,026,925
  Savings                                          1,075,328         587,370
  Time (Note 8)                                   16,923,492       7,875,499
                                                 -----------     -----------
     Total Deposits                               20,745,166      13,127,895

FHLB advances (Note 16)                           10,000,000       9,800,000
Mortgage escrow                                    1,055,337       1,214,313
Note payable (Note 15)                             1,000,000       1,000,000
Due to broker                                              -       1,288,169
Deferred Noncompete income (Note 2)                  137,080         175,000
Other Liabilities                                    484,912       1,125,518
                                                 -----------     -----------
     Total Liabilities                            33,422,495      27,730,895
                                                 -----------     -----------

Minority Interest (Note 11)                          201,135               -
Committments and Contingencies (Note 7 and 12)

Stockholders' equity:
  Preferred Stock, $0.001 par value;
   Authorized - 500,000 shares;
    issued 0 shares in both 1995 and 1994                  -               -
  Common stock, $0.01 par value;
   Authorized - 2,500,000 shares;
    issued  and outstanding
    1,276,125 shares in 1995
    and 1,200,000 shares in 1994                      12,761          12,000
  Treasury Stock - 37,282 shares at
    December 31,1995                                (139,808)              -
  Additional Paid-in-Capital                       2,799,656       2,478,270
  Retained earnings                                1,836,231       2,131,207
  Net unrealized gain (loss) on securities
   available for sale, net of tax
   of ($73,181) in 1995, and
   $270,860 in 1994.                                 142,058        (525,788)
                                                 -----------     -----------
     Total Stockholders' equity                    4,650,898       4,095,689
                                                 -----------     -----------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                      $38,274,528     $31,826,584
                                                 ===========     ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                     NEWBERRY BANCORP, INC. AND SUBSIDIARY
                       Consolidated Statements of Income
              For the years ended December 31,1995, 1994, and 1993


                                                    1995               1994               1993
                                                   --------           --------           --------
Interest income:
  Interest and fees on loans                  $   1,242,628       $  2,987,227       $  3,161,964
  Interest on securities:
   U.S. Treasury Securities                               -             61,343                  -
   U.S. Government agencies                       1,014,804            711,911            484,655
   State and political subdivisions                   4,056             16,858             19,794
   Other securities                                  23,995              6,516             19,335
   Interest on bank deposits                              -             86,163             76,156
   Interest on federal funds                         93,494            116,650             89,663
                                              -------------       ------------       ------------
     Total interest income                        2,378,977          3,986,668          3,851,567
                                              -------------       ------------       ------------
Interest expense:
  Interest on deposits:
   Demand deposits                                  125,482            861,300            721,665
   Savings deposits                                  60,827            244,605            179,992
   Time certificates of deposit                     838,019            478,727            551,541
  Bank borrowings                                   648,873            328,574             60,308
  Repurchase agreements                              91,025              9,181             18,056
  Interest expense on note payable                   81,181            181,510            128,128
                                              -------------       ------------       ------------
     Total interest expense                       1,845,407          2,103,897          1,659,690
                                              -------------       ------------       ------------
     Net interest income                            533,570          1,882,771          2,191,877

Provision for loan losses (Note 5)                   16,800            210,000            202,500
                                              -------------       ------------       ------------
     Net interest income after
       provision for loan losses                    516,770          1,672,771          1,989,377
                                              -------------       ------------       ------------
Other income:
  Net security gains (losses) (Note 3)               55,681           (177,761)           222,332
  Increase (decrease) in market value
    of equity investments to cost                         -                  -             44,255
  Service charges on deposit accounts                   128             84,822             95,278
  Foreign exchange income (Note 1)                   49,656            192,841            161,559
  Mortgage banking income (Note 4)                  491,554            357,141            168,727
  Profit from equity investment in
    Michigan BIDCO (Note 1)                          94,538            174,942             12,878
  Profit on sale of branches
    and loans (Note 2)                                    -          3,018,408                  -
  Other                                              89,403             69,216             91,243
                                              -------------       ------------       ------------
     Total other income                             780,960          3,719,609            796,272
                                              -------------       ------------       ------------

   The accompanying notes are an integral part of the consolidated financial statements.

                     NEWBERRY BANCORP, INC. AND SUBSIDIARY
                 Consolidated Statements of Income (continued)
              For the years ended December 31,1995, 1994, and 1993





                                                            1995               1994              1993
                                                        ------------       -----------       -----------
Other expenses:
  Salaries and wages                                     $  507,204        $  801,183        $  739,336
  Employee benefits                                         149,397           236,425           193,694
  Occupancy, net                                            101,464           186,594           159,582
  Taxes other than income                                   (41,059)          131,735            48,096
  Data processing and equipment expense                     194,419           344,751           358,235
  Correspondent bank service charges                         27,243            70,633            51,840
  Advertising                                                18,574            63,057           134,000
  Net expense of other real estate owned                     12,365            15,151            60,594
  FDIC insurance                                             34,052           106,918           101,034
  Mortgage banking expense (Note 4)                         106,978           175,203           195,224
  Legal and audit expense                                   354,268           333,923           193,928
  Amortization of goodwill                                        -            12,737            96,307
  Management fees                                                 -            60,000            60,000
  Other operating expenses                                  234,750           243,396           232,604
                                                         ----------        ----------        ----------
     Total other expenses                                 1,699,655         2,781,706         2,624,474
                                                         ----------        ----------        ----------
Income (Loss) before income taxes                          (401,925)        2,610,674           161,175
                                                         ----------        ----------        ----------
Income taxes (benefit) (Note 13)                           (106,949)          769,673            23,643
                                                         ----------        ----------        ----------
     Net Income (Loss)                                   $ (294,976)$       1,841,001        $  137,532
                                                         ==========        ==========        ==========


Earnings(Loss) per common share (Note 1)                     ($0.25)            $1.55             $0.12
                                                         ==========        ==========        ==========

Weighted average shares outstanding (Note 1)              1,201,012         1,186,427         1,165,072
                                                         ==========        ==========        ==========

Dividends declared per share                             $ ---             $ ---             $ ---
                                                         ==========        ==========        ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                             NEWBERRY BANCORP, INC.
                Consolidated Statements of Stockholders' Equity
             For the years ended December 31, 1995, 1994, and 1993

                                               Preferred Stock             Common stock $.01                    Treasury stock
                                               $.001 par value                par value
                                         ---------------------------   --------------------------          -----------------------
                                             Number of       Par       Number of           Par               Number of
                                              shares        Value       shares            Value               shares        Cost
                                         --------------   ---------    --------          -------          ------------   --------
Balance January 1,1993                           -            -        1,142,853          $11,429               -             -

Issuance of shares at
   $2.75 per share                               -            -           30,000              300               -             -

Net unrealized gain on securities
    available for sale, net of tax               -            -                -                -               -             -

Net Income                                       -            -                -                                -             -
                                             -----         -----      ----------          -------        --------       --------
Balance December 31,1993                         -            -        1,172,853           11,729               -             -

Issuance of shares to ESOP at
    $3.50 per share (Note 10)                    -            -            7,147               71               -             -

Issuance of shares at
    $5.00 per share                              -            -           20,000              200               -             -

Net change in unrealized gain (loss)
    on securities available for sale,
    net of tax                                   -            -                -                -               -             -

Net Income                                       -            -                -                -               -             -
                                             -----         -----      ----------          -------        --------       --------
Balance December 31, 1994                        -            -        1,200,000           12,000               -             -

Issuance of shares at
    $4.35 per share                              -            -           66,125              661               -             -

Issuance of shares to ESOP at                    -            -           10,000              100               -             -
    $3.50 per share

Purchase of shares at
    $3.75 per share                              -            -                -                -         (37,282)      (139,808)

Net change in unrealized gain (loss)
    on securities available for sale,
    net of tax                                   -            -                -                -               -             -

Net Income (Loss)                                -            -                -                -               -             -
                                             -----         -----      ----------          -------        --------       --------
Balance December 31, 1995                        -            -        1,276,125          $12,761         (37,282)     ($139,808)
                                             -----         -----      ----------          -------        --------       --------



                                                                              Unrealized
                                                                              gain (loss)
                                           Additional                         on available     Total
                                            Paid in          Retained          for sale      Stockholder
                                            Capital          Earnings         securities       Equity
                                          -----------       ----------      --------------  ------------
Balance January 1,1993                     $2,271,333       $  152,674               -      $2,435,436

Issuance of shares at
   $2.75 per share                             82,200                -               -          82,500

Net unrealized gain on securities
    available for sale, net of tax                  -                -           8,222           8,222

Net Income                                                     137,532                         137,532
                                           ----------       ----------        --------      ----------
Balance December 31,1993                    2,353,533          290,206           8,222       2,663,690

Issuance of shares to ESOP at
    $3.50 per share (Note 10)                  24,937                -               -          25,008

Issuance of shares at
    $5.00 per share                            99,800                -               -         100,000

Net change in unrealized gain (loss)
    on securities available for sale,
    net of tax                                      -                -        (534,010)       (534,010)

Net Income                                          -        1,841,001               -       1,841,001
                                           ----------       ----------        --------      ----------
Balance December 31, 1994                   2,478,270        2,131,207        (525,788)      4,095,689

Issuance of shares at
    $4.35 per share                           286,486                -               -         287,147

Issuance of shares to ESOP at                  34,900                -               -          35,000
    $3.50 per share

Purchase of shares at
    $3.75 per share                                 -                -               -        (139,808)

Net change in unrealized gain (loss)
    on securities available for sale,
    net of tax                                      -                -         667,846         667,846

Net Income (Loss)                                   -         (294,976)              -        (294,976)
                                           ----------       ----------        --------      ----------
Balance December 31, 1995                  $2,799,656       $1,836,231        $142,058      $4,650,898
                                           ==========       ==========        ========      ==========




   The accompanying notes are an integral part of the consolidated financial statements.

     NEWBERRY BANCORP, INC. AND SUBSIDIARY
     Consolidated Statements of Cash Flows
For the years ended December 31,1995, 1994 and 1993




                                                              1995                1994                 1993
                                                         -------------        ------------         -------------
Cash flow from operating activities:
Net income (loss)                                        $   (294,976)        $  1,841,001         $    137,532
Adjustments to reconcile net income(loss) to net
  cash from operating activities:
    Depreciation and amortization                             212,621              295,673              221,320
    Compensation expense                                      101,750               25,008                    -
    Equity in undistributed earnings of BIDCO                 (94,538)            (174,942)             (12,878)
    Provision for loan loss                                    16,800              210,000              202,500
    Mortgage loans originated for sale                    (84,528,789)         (24,044,097)         (47,097,857)
    Proceeds from sale of loans                            74,798,121            8,876,621           32,952,797
    Net Loss/(Gain) on loan sales                             (63,894)             272,035                    -
    Net amortization/accretion on securities                   (4,506)             (69,089)              26,295
    Net Loss/(Gain) on sale of available for
     sale securities                                          (57,880)              (6,809)            (181,116)
    Net Loss/(Gain) on sale of trading account
     securities                                                 2,199              184,570              (41,216)
    Proceeds from sales of trading account
     securities                                             6,098,191           34,246,269           33,092,138
    Market Adjustment on loans held for sale                  (64,661)              64,661                    -
    Gain from branch sale                                           -           (3,018,408)                   -
    Expenses associated with branch sale                            -             (197,269)                   -
    Change in:
      Purchased mortgage servicing rights                    (534,112)             (65,110)          (1,731,340)
      Other real estate                                          (581)              42,404                9,500
      Decrease (increase) in other assets                    (544,425)            (136,866)              58,408
      Increase (decrease) in other liabilities             (2,698,358)           2,289,640              (16,662)
                                                         ------------         ------------         ------------

       Net cash from operating activities                  (7,657,038)          20,635,292           17,619,421
                                                         ------------         ------------         ------------
    Cash flow from investing activities:
      Purchase of available for sale
       securities                                          (7,974,794)         (21,238,539)         (55,830,834)
      Proceeds from sales of available for
       sale securities                                     12,181,096            2,515,942           18,779,402
      Proceeds from maturities and paydowns of
       available for sale securities                        2,453,703            2,371,268            1,421,283
      Acquisition of Midwest Loan Services, net
       of cash received                                      (161,882)                   -                    -
      Purchase of home equity loans                        (1,903,212)                   -                    -
      Loans granted net of repayments                      (2,846,473)             623,735            1,114,122
      Investment in BIDCO (Note 1)                           (203,500)                   -             (250,000)
      Proceeds from disposal of assets                              -               24,494               25,393
      Premises and equipment expenditures                    (983,436)            (216,718)            (407,624)
      Disbursement of funds due to
       branch sale (note 2)                                         -          (19,641,424)                   -
                                                         ------------         ------------         ------------

       Net cash from investing activities                     561,502          (35,561,242)         (35,148,258)
                                                         ------------         ------------         ------------


   The accompanying notes are an integral part of the consolidated financial statement

     NEWBERRY BANCORP, INC. AND SUBSIDIARY
     Consolidated Statements of Cash Flows
For the years ended December 31,1995, 1994 and 1993





    Cash flow from financing activities:
      Net increase (decrease)in repurchase agreements                                 -       (483,569)        56,679
      Net increase in deposits                                                7,617,272     11,213,702      3,230,115
      Proceeds from FHLB advances                                             7,500,000      2,800,000      7,000,000
      Payments of FHLB advances                                              (7,300,000)             -              -
      Net increase (decrease) in mortgage
       escrow accounts                                                         (158,976)    (2,351,020)     3,543,222
      Additional borrowing on notes payable                                           -              -        500,000
      Principal payment on notes payable                                              -     (1,294,000)      (114,000)
      Issuance of common stock                                                        -        100,000         82,494
      Purchase of treasury stock                                               (139,808)             -              -
                                                                           ------------   ------------   ------------
       Net cash from
         financing activities                                                 7,518,488      9,985,113     14,298,510
                                                                           ------------   ------------   ------------
          Net change in cash and
            cash equivalents                                                    422,952     (4,940,837)    (3,230,327)

   Cash and cash equivalents:
     Beginning of period                                                      1,514,679      6,455,516      9,685,843
                                                                           ------------   ------------   ------------
     End of period                                                         $  1,937,631   $  1,514,679   $  6,455,516
                                                                           ============   ============   ============

    Supplemental disclosure of cash flow information:

    Cash paid for interest expense                                         $  1,773,595   $  2,047,987      1,620,282
    Cash paid for income taxes                                                  740,108         18,570        (19,252)

    Supplemental disclosure of noncash investing activities:

      Par value of mortgage loans securitized                              $  7,690,957   $ 25,018,952
      Debt assumed in exchange for Midwest acquisition                          312,500              -
      Fair value of shares exchanged for Midwest acquisition                    287,147              -

      Assets and liabilities acquired in acquisition of Midwest
        Other equity securities                                                  17,946              -
        Loans held for sale                                                      95,000              -
        Premises and equipment, net                                              85,695              -
        Purchased mortgage servicing rights                                     906,598              -
        Other assets                                                            198,559              -
        Other liabilities                                                       342,357              -
        Minority interest                                                       199,912              -

   The accompanying notes are an integral part of the consolidated financial statements.

                    NEWBERRY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1995


1.  Summary of significant accounting policies

    Principles of Consolidation and Nature of Operations

    The consolidated financial statements of Newberry Bancorp, Inc. (the Company or the Corporation) include the operations of its wholly-owned subsidiary, University Bank (the Bank), and the Bank's wholly-owned and 80% owned subsidiaries, Varsity Funding Services, L.L.C. (Varsity) and Midwest Loan Services, Inc. (Midwest), respectively. The accounts are maintained on an accrual basis in accordance with generally accepted accounting principles and predominant practices within the banking industry. All significant intercompany balances and transactions have been eliminated in preparing the consolidated financial statements.

    The Company is a bank holding company. The subsidiary Bank, which is located in Michigan, is a full service community bank, which offers all customary banking services, including the acceptance of checking, savings and time deposits, and the making of commercial, real estate, personal, home improvement, automotive and other installment, credit card and consumer loans. The Bank's Sault Ste. Marie branch also exchanges foreign currency for both United States and Canadian customers. During 1995, the Bank changed its name from The Newberry State Bank to University Bank.
    Also during 1995, the Bank established a new bank office in Ann Arbor, which opened in February 1996, in addition to its limited service branch office in Sault Ste. Marie, Michigan. The Ann Arbor office will be the focus of the Bank's future business development plan. The consolidated assets of the Company of $38,274,528 as of December 31, 1995, primarily represent commercial and retail banking activity. Mortgage loans which were sold into the secondary market and are being serviced by the Bank and Midwest for others of $269,000,000 as of December 31, 1995, are not included in the Company's consolidated balance sheet. The Bank uses brokers to arrange time deposits, and during 1995, a significant portion of the Bank's time deposits were brokered deposits (See Note 8).

    The Bank's operating subsidiaries are engaged in residential home mortgage origination, mortgage sales to the secondary market, and mortgage servicing. Midwest Loan Services is based in Houghton, Michigan, and is a specialist in servicing residential mortgage loans for itself and other financial institutions, including the Bank (See Notes, 4, 7 & 11). Varsity which is based in Farmington Hills, Michigan, specializes in the purchase, from correspondents, and the sale to the secondary market, of nonconforming residential loans. Varsity commenced operations in October 1995 (See Notes 4 & 7).

    Michigan BIDCO, Inc.

    The investment in Michigan BIDCO, Inc. (the BIDCO) is accounted for under the equity method of accounting. The Bank owns 44.1% (43.1% at December 31, 1994, and 41.2% at December 31, 1993) of the outstanding shares of the BIDCO at December 31, 1995, which began operations in May, 1993. During 1995, the Company purchased

1.  Summary of significant accounting policies (continued)

    $203,500 in bonds issued by the BIDCO which remained outstanding at December 31, 1995. On a fully diluted basis, assuming conversion of outstanding convertible bonds, the Bank and the Company together owned 15.61% and 10.57% at December 31, 1995 and 1994, respectively. In addition, upon conversion, certain Corporation officers and directors and their immediate family (two of whom serve as President and Chairman of the Corporation) would have an ownership interest in the BIDCO of 19.6%. The conversion may take place, at the election of the BIDCO, subsequent to any time that the BIDCO's equity pursuit to an audit performed using generally accepted accounting principles exceeds $1,500,000. Total equity of the BIDCO was $1,288,103 at December 31, 1995.

    The financial statements of Michigan BIDCO, Inc. are stated using the investment company method. As a result, investments made by the BIDCO are evaluated by management and carried at estimated fair value. Net income for the BIDCO for the seven months ended December 31, 1993 totaled $31,257 of which 41.2%, or $12,878 was included in other income. Net income for the BIDCO for the year ended December 31, 1994 totaled $405,898, of which 43.1%, or $174,942, was included in other income. Net income for the BIDCO for the year ended

                    NEWBERRY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1995



    December 31, 1995 totaled $214,372, of which 44.1%, or $94,538, was included in other income.

    Current Vulnerability Due to Certain Concentrations: The Company's loan portfolio is concentrated in the eastern Upper Peninsula of Michigan. Management is of the opinion that no concentrations exist that make the Company vulnerable to the risk of a near term severe impact. While the loan portfolio is diversified, the customers' ability to honor their debts are partially dependent on the local economies. This area is primarily dependent on the recreation, gambling, government (education and other), cross-border shopping and manufacturing (automotive and other) industries. Most real estate loans are secured by federal agency guarantees and residential or commercial real estate and most business loans are secured by business assets. Generally, installment loans are secured by various items of personal property. A large portion of time deposits consist of certificates of deposit obtained through brokers and are subject to withdrawl (with penalties for early withdrawl) should the Company's credit worthiness downgrade. In the future management expects that the loan portfolio will be concentrated in the Ann Arbor area of Michigan due to its new bank office in Ann Arbor (see Note 21). This area is primarily dependent on the education, healthcare, services, and manufacturing (automotive and other) industries.

    Use of Estimates in Preparing Financial Statements: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the

1.  Summary of significant accounting policies (continued)

    reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

    The primary estimates incorporated into these consolidated financial statements which are more susceptible to change in the near term include the value of mortgage servicing rights, the allowance for loan losses, the carrying value of impaired loans and other real estate, the equity interest in the fair value and the change in the fair value of investments made by the BIDCO, and the fair value of financial instruments.

    Goodwill: Goodwill, which relates to the purchase of the Bank in 1988, was being amortized on a straight-line basis over 15 years. After the sale of branches in December 1994, it was determined that goodwill should be fully amortized (Note 2). Accumulated amortization of goodwill was $191,048 and $68,988 at December 31, 1994 and 1993, respectively.

    Trading account securities

    All trading securities are designated as such at the time of purchase. Realized and unrealized gains and losses on trading account securities are included immediately in other income.

    Securities available for sale

    Securities available for sale consist of bonds, notes, mortgage-backed securities and certain equity securities. Some adjustable rate mortgage loans are securitized and retained as securities available for sale. For securities classified as securities available for sale, it is the intention of management to hold such assets for an indefinite period of time. From time to time, management may decide to sell such securities prior to maturity for liquidity purposes, asset/liability strategy, tax planning, changes in interest rates, changes in prepayment risk, the need to increase regulatory capital, or other similar factors. At December 31, 1993 the Corporation adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No.
    115). As required by SFAS No. 115, securities classified as available for sale are reported at their fair value and the related net unrealized holding gain or loss is reported, net of related income tax effects, as a separate component of shareholders' equity until realized. Prior to adopting this statement, available-for-sale securities were recorded at the lower of cost or fair market value. Adoption of SFAS No. 115 increased stockholders' equity at December 31, 1993 by $8,222, net of tax.

    Premiums and discounts on securities available for sale are recognized in interest income using the interest method over the period to maturity.

                    NEWBERRY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1995


1.  Summary of significant accounting policies (continued)
    1
    Gains or losses on the sale of securities available for sale are determined using the specific identification method.

    Securities held to maturity

    Investment securities held to maturity reflect securities which the Corporation has the ability and intent to hold until maturity. As of December 31, 1995 and 1994, there were no investment securities classified as held to maturity.

    Mortgage banking activities

    Mortgage banking activities include the purchase of loans from correspondents. The agreements with the correspondents and the degree of underwriting the Bank performs on the loans determine whether the loans are purchased with or without recourse. Mortgage loans held for sale as part of the Bank's mortgage banking activities are valued at the lower of cost or market as determined by bid prices for loans in the secondary market. A mortgage loan held for sale is one committed for sale to secondary market investors under a firm agreement at or prior to the closing date of the loan. The net deferred fees or costs are reclassified on the balance sheet from loans to investment securities, and treated as a discount or premium upon securitization and recognized as an adjustment to yield over the life of the security using the effective interest method. If the security is sold, the net deferred fees or costs are treated as part of the historical cost basis in calculating the gain or loss on sale of security.

    The cost of purchased mortgage servicing rights is capitalized and amortized over the period of, and in proportion to, the related net positive servicing income to be generated from the various servicing portfolios acquired. Amortization occurs proportionately as the principal balance of the mortgages serviced is reduced. These servicing rights are periodically analyzed to determine if prepayment speeds or other factors have reduced their value below the present value of future service fee income. Reductions in value are itemized as an other expense.

    Allowance for loan losses

    Because some loans may not be repaid in full, an allowance for loan losses is recorded. Increases in the allowance are recorded by a provision for loan losses charged to expense. Estimating the risk of loss and the amount of loss on any loan is necessarily subjective. Accordingly, the allowance is maintained by management at a level considered adequate to cover possible losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time. While management may periodically allocate portions of the allowance for specific problem loan situations,

1.  Summary of significant accounting policies (continued)

    the whole allowance is available for any loan charge-offs that occur. A loan is charged-off by management as a loss when deemed uncollectible, although collection efforts may continue and future recoveries may occur.

    In May 1993, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No, 114, Accounting by Creditors for Impairment of a Loan, and later amended by No. 118, Accounting by Creditors for Impairment of Loan - Income Recognition and Disclosures (SFAS No. 114 and 118). As amended, SFAS No. 114, adopted by the Company at January 1, 1995, requires that impaired loans, as defined, be measured based on the present value of expected cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or at the fair value of collateral if the loan is collateral dependent. Under this standard, loans considered to be impaired are reduced to the present value of expected cash flows or to the fair value of collateral, by allocating a portion of the allowance for loan losses to such loans. If these allocations cause the allowance for loan losses to require an increase, such increase is reported as bad debt expense. The effect of adopting this standard is reported in the provision for loan losses, and was not material for 1995.

    Smaller balance homogeneous loans such as real estate, consumer and installment loans are collectively evaluated for impairment. Commercial loans and first mortgage loans secured by non-residential properties are evaluated individually for impairment. When credit analysis of the borrower's operating results and financial condition indicates the underlying ability of the borrower's business activity is not sufficient to generate adequate cash flow to service the business' cash needs, including the Company's loans to the borrower, the loan is evaluated for impairment. Often this is associated with a delay or shortfall in payments of 90 days or less. Commercial credits are rated on a scale of A to E, with grade A being pass, B being special attention or watch, C substandard, D doubtful, and E loss. Loans graded B, C, D & E are considered for impairment. Where serious doubt exists as to the collectibility of a loan, the accrual of interest is discontinued. These loans are often also considered impaired. Impaired loans, or portions thereof, are charged off when deemed uncollectible. The nature of disclosures for impaired loans is considered generally comparable to prior nonaccrual and renegotiated loans and nonperforming and past-due asset disclosures.

    Loan fees and interest income

    Interest on loans is accrued over the term of the loan based on the amount of principal outstanding. Under SFAS No. 114, as amended by SFAS No. 118, the carrying value of impaired loans is periodically adjusted to reflect cash payments, revised estimates

1.  Summary of significant accounting policies (continued)

    of future cash flows and increases in the present value of expected cash flows due to the passage of time. Cash payments representing interest income are reported as such and other cash payments are reported as reductions in carrying value. Increases or decreases in carrying value due to changes in estimates of future payments or the passage of time are reported as reductions or increases in bad debt expense.

    Loan fees, net of direct origination costs, are deferred and amortized over the life of the loan as a yield adjustment.

    Other real estate

    Other real estate consists of property acquired through or in lieu of foreclosure, are initially recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of cost or fair value minus estimated costs to sell.

    Premises and equipment

    Bank premises and equipment are stated at cost less accumulated depreciation. Provisions for depreciation are computed primarily on the straight-line method for bank premises and the accelerated methods for equipment and land improvements over their estimated useful lives. The estimated useful lives and methods of depreciation for principal items are as follows:

                                Depreciation   Depreciation
           Type of asset        Life in years     Method
           -------------------  -------------  ----------------------
           Land improvements         15        150% declining balance
           Buildings and
             improvements            15-40     Straight-line
           Furniture, fixtures
             and equipment            5-7      200% declining balance

    Income taxes

    The Corporation records income tax expense on the liability method. The expense represents the sum of the estimated tax obligation per the income tax return, and the change in the estimated future tax effects of temporary differences and carryforwards. Deferred tax assets or liabilities are computed by applying enacted income tax rates to the expected reversals of temporary differences between financial reporting and income tax reporting, and by considering carryforwards for operating losses and tax credits. A valuation allowance adjusts deferred tax assets to the net amount that is more likely than not to be realized.

                    NEWBERRY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1995


1.  Summary of significant accounting policies (continued)

    Retirement plan

    Until September 30, 1994 the Bank offered a 401-K Plan which allowed an employee to contribute up to 15% of salary pre-tax, to the allowable limit prescribed by the Internal Revenue Service. The Bank matched up to 3% of an employee's salary multiplied by 100 times the Bank's percentage return on assets (with a minimum payment of 1.5% of employee's salary).

    Assets of the plan are invested with the 401-K Plan's trustee. The Corporation's contributions to the plan were $16,722 and $24,633 for the years ended December 31, 1994 and 1993, respectively. The plan was terminated on September 30, 1994, and replaced by a noncontributory SEP IRA contribution plan. The Bank contributes 3% of an employee's salary multiplied by 100 times the Bank's percentage return on assets (with a minimum payment of 1.5% of employee's salary) to an employee SEP IRA, with immediate vesting. The Corporation made no contributions to the plan for the years ended December 31, 1995 and 1994.

    Employees Stock Ownership Plan (ESOP)

    The Corporation has a noncontributory ESOP covering all full-time employees who have met certain service requirements. The employees' share in the Corporation's contribution is based on their current compensation as a percentage of the total employee compensation. As shares are committed to be released they are allocated to employees and compensation expense is recorded at the shares' fair value.

    Statement of cash flows

    For purposes of the Consolidated Statements of Cash Flows, cash and cash equivalents is defined to include the cash on hand, non-interest bearing deposits in other institutions, Federal funds sold and other investments with a maturity of three months or less when purchased. Customer loan and deposit transactions are reported on a net cash flow basis.

    Per share calculations

    Earnings per common share are calculated based on the weighted average number of common shares outstanding during each period including those shares committed to the ESOP. Stock options are considered not dilutive and therefore, not included in earnings per share calculations.

    Foreign activities and hedging policy

    The Bank exchanges foreign currency for the Bank's United States and Canadian customers. The income from this activity, net of brokerage fees and costs to settle hedging contracts, was $49,656,

                    NEWBERRY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1995


1.  Summary of significant accounting policies (continued)

    $192,841 and $161,559 for the years ended December 31, 1995, 1994 and 1993, respectively.

    The Bank enters into foreign exchange futures contracts as a hedge against the Bank's exchange of foreign currency. Realized and unrealized gains and losses are netted against currency exchange gains or losses.

    Issued But Not Yet Adopted Accounting Standards

    In March 1995, the FASB issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long Lived Assets and for Long Lived Assets To Be Disposed Of (SFAS No. 121). SFAS No. 121 establishes accounting standards for the impairment of long lived assets and certain identifiable intangibles and goodwill related to those assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Statement is effective for financial statements for fiscal years beginning after December 15, 1995. The Company will adopt SFAS No. 121 effective January 1, 1996. Its adoption is expected to have no material effect on the Company's consolidated financial position or results of operations.

    The FASB has issued Statement of Financial Accounting Standards No. 122, Accounting for Mortgage Servicing Rights (SFAS No. 122). This Statement changes the accounting for mortgage servicing rights retained by the loan originator. Under this Statement, if the originator sells or securitizes mortgage loans and retains the related servicing rights, the total cost of the mortgage loan is allocated between the loan (without the servicing rights) and the servicing rights, based on their relative fair values. Under current practice, all such costs are assigned to the loan. The costs allocated to mortgage servicing rights will be recorded as a separate asset and amortized in proportion to, and over the life of, the net servicing income. The carrying value of the mortgage servicing rights will be periodically evaluated for impairment. Impairment will be recognized using the fair value of individual stratum of servicing rights based on the underlying risk characteristics of the serviced loan portfolio, compared to an aggregate portfolio approach under existing accounting guidance. The Company believes that the adoption of this Statement will positively impact the Company's net income in the short term, unless impairment is recognized through a charge to income in any given future fiscal year, although in the long term the underlying economics of the cash flows from this activity will be unaffected.

    The FASB has issued Statement of Financial Accounting Standards No. 123, (SFAS No. 123). The Statement establishes a fair value based method of accounting for employee stock options and similar equity instruments, such as warrants, and encourages all companies to adopt that method of accounting for all their employee stock compensation plans. However, the Statement allows companies to

                    NEWBERRY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1995


1.  Summary of significant accounting policies (continued)

    continue measuring compensation cost for such plans using accounting guidance in place prior to SFAS No. 123. Companies that elect to remain with the former method of accounting must make pro-forma disclosures of net income and earnings per share as if the fair value method provided for in SFAS No. 123 had been adopted. The accounting requirements of the Statement are required for transactions entered into in fiscal years that begin after December 15, 1995, although early adoption is permitted. Disclosure requirements are effective for financial statements for fiscal years beginning after December 15, 1995, or the period in which the accounting requirements of the Statement are adopted if they are adopted early. Management has concluded that the Company will not adopt the fair value accounting provisions of SFAS No. 123 and will continue to apply its current method of accounting. Accordingly, adoption of the SFAS No. 123 will have no impact on the Company's consolidated financial position or results of operations.

    Reclassifications

    Certain amounts for 1994 and 1993 have been reclassified to conform to the 1995 presentation.

2.  Sale of branches and associated loans

    On December 5, 1994 the Bank sold three branches, certain deposits and associated loans to another bank. In conjunction with the sale, the Bank signed an agreement not to compete with the buyer in the general banking business in the Upper Peninsula of Michigan for a period of five years from the date of the sale. Excluded from the non-compete are the BIDCO and its current and future affiliates, the Bank's residential mortgage lending activities, and any pre-existing customer relationships which the buyer did not assume. In addition, the Bank is free to operate from its branch in the Upper Peninsula in providing banking services to other areas of the United States and Canada.

    A portion of the sales price, $175,000, was allocated to deferred income attributable to the non-compete agreement. This is being amortized into income over the five year term of the agreement. Other income in 1995 and 1994 includes $33,974 and $3,946, respectively, of amortization income from this non-compete agreement.

    At the time of the sale, the Bank entered into an agreement with the buyer to manage the buyer's foreign exchange program for a fee of $35,000 per year. The contract is cancellable upon sixty days notice to the Bank, however, if the contract is terminated, the Bank would be free to compete with the buyer in the foreign exchange business in the Upper Peninsula of Michigan.

                    NEWBERRY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1995


2.  Sale of branches and associated loans (continued)

    The following is a condensed summary of the transaction:


             Assets Sold
             -----------
             Loans                                   $(22,510,298)
             Loan loss reserve transferred to buyer       125,457
             Accrued interest on loans                   (209,524)
             Property, and other fixed assets            (623,622)
             Miscellaneous assets                         (18,436)

             Liabilities Transferred
             -----------------------
             Deposits & accrued interest             $ 46,308,134
             Miscellaneous liabilities                     69,713

             Expenses associated with sale               (197,269)
             Write-off of goodwill on balance sheet      (109,343)
             Deferred income attributable to
               non-compete agreement                     (175,000)
             Cash delivered to buyer                  (19,641,424)
                                                       ===========
             Gain on sale, before tax                $  3,018,408
                                                       ===========

    The loans sold by the Bank were without recourse with the exception of approximately $1,722,891 in loans which were put back to the Bank on February 28, 1995. No more loans can be put back to the Bank under the terms of the agreement.

3.  Securities available for sale

    The following is a summary of the amortized cost and fair value of securities available for sale at December 31, 1995 and 1994:

                                              December 31, 1995
                              --------------------------------------------------
                                                      Gross
                                         Amortized Unrealized             Fair
     (in thousands)                      Cost           Gains  Losses    Value

    U.S. agency mortgage-backed            $10,243       $163   $(63)  $10,343
    Other mortgage-backed                    1,680         29      -     1,709
    U.S. agency equity                         842         13      -       855
    Other equity                               111         73      -       184

    Total securities
        available for sale                 $12,876       $278   $(63)  $13,091
                                           =======       ====   =====  =======


    Since mortgage-backed securities have variable payments, they are not reported by specific maturity grouping at December 31, 1995. In addition, equity securities have no stated maturity.

                    NEWBERRY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1995


3.  Securities available for sale (continued)

                                         December 31, 1994
                        --------------------------------------------------
                                                  Gross
                                  Amortized  Unrealized             Fair
    (in thousands)                     Cost       Gains  Losses    Value
    U.S. agency mortgage-backed     $16,819         $10  $(865)  $15,964
    Other U.S. agency                 1,740           3      -     1,743
    U.S. agency equity                  739          14      -       753
    State and municipal                 101           -      -       101
    Other equity                         58          39      -        97

    Total securities
      available for sale            $19,457         $66  $(865)  $18,658
                                    =======         ===  ======  =======

    Investment securities with an amortized cost of approximately $10,733,883 at December 31, 1995 and $16,297,000 at December 31, 1994 were pledged to secure certain borrowings.

    Proceeds from sales of securities available for sale were $12,181,096 during 1995. Gross gains and gross losses on sales of securities available for sale were $210,960 and $153,080 in 1995, respectively. Proceeds from sales of trading account securities were $6,098,191 during 1995, with gross gains of $60,584 and gross losses of $62,783. Sales of trading account securities consist of loans pooled into mortgage backed securities in connection with the Bank's mortgage banking activities.

    In 1994, proceeds from sales of securities available for sale were $2,515,942, with gross gains of $-0-, and gross losses of $6,647. Proceeds from sales of trading account securities were $34,246,269 during 1994, with gross gains of $263,300 and gross losses of $434,414.

    Proceeds from sales of securities available for sale were $18,779,402 during 1993. Proceeds from sales of trading account securities were $33,092,138 during 1993, with gross gains of $290,158, and gross losses of $131,392.

    The nontaxable income included in interest income on available for sale securities was $4,056, $19,852 and $22,562 for the years ended December 31, 1995, 1994 and 1993, respectively.

4.  Secondary mortgage market operations

    The Bank, and its subsidiaries Midwest Loan Services and Varsity Funding, originate, purchase and sell and service single family mortgage loans guaranteed by the Federal Home Loan Mortgage Corporation (FHLMC) and the Federal National Mortgage Association (FNMA). The following summarizes the secondary market activities of the Bank, Midwest & Varsity, for the years ended:

                    NEWBERRY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1995


4.  Secondary mortgage market operations (continued)


                                             December 31,
                                  ---------  ------------  ---------
                                       1995          1994       1993
                                  ---------  ------------  ---------
              Interest income
                allocation        $ 645,092     $ 530,960  $ 374,832
              Origination
                fees                 59,327        96,740    126,079
              Loan servicing
                fees, net           368,333       260,401     42,648
              Gain (loss) on
                sale of
                mortgages            63,894      (184,569)    63,367
              Lower of cost or
                market, loans
                held for sale        64,661       (64,661)         -
              Direct costs         (171,639)     (110,542)  (195,224)
              Operating
                expense
                allocation         (418,007)     (250,881)  (166,989)
              Interest
                expense
                allocation         (382,570)     (370,189)  (322,199)
                                  ---------       --------   --------
              Pretax profit
                (loss) from
                secondary market
                activities        $ 229,091    $  (92,741)  $(77,486)
                                  =========   ============  =========


    Certain assumptions were used to calculate the profit and loss from the Bank's secondary market activities. Interest expense was calculated using the average annual balance of loans held for sale, less escrow account balances, multiplied by the Bank's average cost of funds for the year in 1995, 1994 and 1993. A portion of the operating expense allocation for 1995 is based upon management's estimates utilizing the best available information, while 1994 and 1993 reflect expenses segregated by specific department.

                                         Years Ended December 31,
                             ----------  --------------------------
                                   1995          1994          1993
                             ----------  ------------  ------------
             Loans held for
             sale, Jan. 1    $4,129,321   $14,317,493   $   172,433

             Origination or
             acquisition of
             loans held for
             sale            84,750,145    24,044,097    47,097,857

             Proceeds from
             sale of loans
             originated for
             sale            80,896,312    34,232,269    32,952,797
                             ----------  ------------  ------------

             Loans held for
             sale, Dec. 31   $7,983,154   $ 4,129,321   $14,317,493
                             ==========  ============  ============


4.  Secondary mortgage market operations (continued)

    A reserve of $64,661 was deducted from income for the year ended December 31, 1994 as a lower of cost or market provision for loans held for sale. The aggregate market value of the loans held for sale exceeded the cost at December 31, 1995 and 1993, thus no reserve was required.

    Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. Such mortgage loans have been sold without recourse. The unpaid principal balances of these loans, including loans acquired from the acquisition of Midwest, were $269,000,000, $151,000,000 and $143,000,000 at December 31, 1995, 1994 and 1993, respectively.

                    NEWBERRY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1995


    Custodial balances maintained in connection with the foregoing loan servicing were $1,049,179, $1,214,313 and $3,565,333 at December 31,
    1995, 1994 and 1993, respectively.

    Following is an analysis of the change in the asset balance of acquired loan servicing rights:


                     Balance, January 1, 1993       $        -

                     Additions                       1,921,577
                     Amortization                     (190,237)
                                                    ----------

                     Balance, December 31, 1993      1,731,340

                     Additions                          65,110
                     Amortization                     (170,561)
                                                    ----------

                     Balance, December 31, 1994      1,625,889

                     Additions                         534,112
                     Additions from acquisition
                      of Midwest                       906,598
                     Amortization                     (129,896)
                                                    ----------

                     Balance, December 31, 1995     $2,936,703
                                                    ==========

5. Loans


Major classifications of loans are as follows as of December 31, 1995 and 1994:

                                                1995                  1994
                                              ----------           ----------
Commercial                                    $3,320,270           $2,504,428
Real estate - mortgage                         5,027,952            1,777,192
Real estate - construction                             -               91,127
Installment                                      922,481              210,445
                                              ----------           ----------
                                               9,270,703            4,583,192
Allowance for loan losses                       (317,185)            (362,559)
                                              ----------           ----------
Net loans                                     $8,953,518           $4,220,633
                                              ==========           ==========

                    NEWBERRY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1995


5.  Loans (continued)

    Changes in the allowance for loan losses were as follows:



                                             1995       1994       1993
                                        ---------  ---------  ---------
        Balance at beginning of period   $362,559   $292,290   $343,449

        Provision charged to
         operating expense                 16,800    210,000    202,500
        Recoveries                         45,617     84,549    110,333
        Provision sold with loans               -   (125,457)         -
        Charge-offs                      (107,791)  ( 98,823)  (363,992)
                                        ---------  ---------  ---------

        Balance, end of year             $317,185   $362,559    292,290
                                        =========  =========  =========


    The Bank had a Michigan Strategic Fund reserve balance of $5,212 and $64,816 available at December 31, 1995 and 1994, respectively, to offset loan losses on a group of commercial loans amounting to $564,000 at December 31, 1995 and $534,893 at December 31, 1994. Accordingly, the Corporation does not include in its allowance for loan loss determination the level of loss associated with the reserve balance. The Michigan Strategic Fund (the "MSF") is a State of Michigan sponsored program. Under the terms of the program, the Bank can assign, at the Bank's sole discretion, business loans to be covered by MSF guarantees. The funds which are paid to the Bank by the MSF are held at the Bank in a segregated account to offset such loan losses. If there are no losses and the loans are all liquidated, the MSF would retain ownership of the funds in the segregated account.

    Past due and non accrual loans are as follows:


                                                       At December 31,
                                                 1995                1994
                                              --------            -------
       Past due loans
        90 days and more and still accruing:

          Real estate                         $ 52,401  $ 76,576
          Installment loans                     34,400             92,947
          Commercial loans                       9,557            112,219
                                              ------------------  -------

                                              $ 96,358  $281,742
                                              ========  ========
       Non accrual loans:

          Real estate                         $ 85,666  $108,056
          Installment loans                                    -        -
          Commercial loans                     326,312              4,893
                                              ------------------  -------

                                              $411,978  $112,949
                                              ========  ========


    If the non-accrual loans had performed in accordance with their original terms, additional interest income would have been recorded for the years ended December 31, 1995, 1994 and 1993 of $4,480 and $6,994 and $12,661,
    respectively.

5.  Loans (continued)

    Included in past due loans 90 days and still accruing at December 31, 1994 and 1993 was $21,796 and $34,076, respectively, of installment loans which are 90% insured by the FHA. Not included in past due loans 90 days and more and still accruing and non accrual loans at December 31, 1995 and 1994 were loans to other borrowers on management's watch list of $358,400 and $173,844, respectively. As

                    NEWBERRY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1995



    of December 31, 1995 and 1994 the Bank had no loans which would be considered troubled debt restructurings.

    Information regarding impaired loans for the year ended December 31, is as follows:




                                                                          1995
Average investment in impaired loans                                    $328,731
Interest income recognized on impaired loans
  including interest income recognized on
  cash basis                                                              44,104

Interest income recognized on impaired loans
  on cash basis                                                           44,104

Information regarding impaired loans at year-end is as follows:

                                                                   At December 31,
                                                                        1995
                                                                  ----------------
Balance of impaired loans                                               $403,599
Less portion for which no allowance for loan
  losses is allocated                                                  ($163,555)

Portion of impaired loan balance for which an
  allowance for credit losses is allocated                              $240,044

Portion of allowance for loan losses allocated
  to the impaired loan balance                                           $91,973


6. Loans to related parties

    Certain directors and executive officers of the Bank, including their immediate families, related companies and companies in which they are 10% or more shareholders were loan customers during the year. A summary of this loan activity is as follows:


               Balance, December 31, 1994                  $5,000

                 Additional loans made during the year    200,550
                 Sale of loans                           (160,550)
                 Principal payments made during
                   the year                              ( 40,000)
                                                        ---------

               Balance, December 31, 1995                  $5,000
                                                        =========

                    NEWBERRY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1995


7.  Premises and equipment

    Premises and equipment classifications at December 31, 1995 and 1994 are summarized as follows:

                                                     1995       1994
                                               ----------  ---------

           Land                                  $281,306   $174,336
           Buildings and improvements             730,580    106,591
           Furniture, fixtures, and equipment     675,795    337,623
                                               ----------  ---------

                                                1,687,681    618,550
           Less accumulated depreciation          327,398    244,673
                                               ----------  ---------

           Net                                 $1,360,283   $373,877
                                               ==========  =========


    Depreciation expense amounted to $82,725, $112,375 and $125,773 for the years ended December 31, 1995, 1994 and 1993, respectively.

    The Corporation and Bank lease space for their main office in Sault Ste Marie, Michigan for $965 per month on a month-to-month basis. Varsity leases space for its office for $23,748 per year, and Midwest leases its space for a nominal amount from the city of Houghton. Total rental expense for the operating leases was $17,522 in 1995, $51,503 in 1994 (including two branch offices sold in December 1994), and $35,468 in 1993. As of December 31, 1995, the Corporation and the Bank had no minimum rental commitments under noncancelable operating leases. Varsity had an annual minimum rent as of December 31, 1995 of $23,748, with a total minimum amount of future rent payable over the next three years of $69,700.

    The Bank remains contingently liable in the event that the purchaser of one of its branch locations in Sault Ste. Marie does not meet its future obligations to the lessor. As of December 31, 1995 management believes that the purchaser was in compliance with these lease terms. The annual base rent for such branch is currently $32,000, and the future minimum rent due is $250,000.

    In May 1995, the Bank purchased a building in Ann Arbor, Michigan. The Bank leased 58% of the building to the University of Michigan effective October 1, 1995. The lease calls for minimum payments of $68,000 (adjusted annually for inflation) plus the pro rata share of the building's expenses. The initial term of the lease is three years.

                    NEWBERRY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1995


8.  Time deposits

    Time deposit liabilities issued in denominations of $100,000 or more at December 31, 1995 and 1994, were $200,000 and $0, respectively. The following table lists the scheduled maturity of these deposits for each date:



            As of           0-3     3-6    6-12       12+
            December 31  Months  Months  Months    Months     Total
            1995             $-      $-      $-  $200,000  $200,000


    In addition, at December 31, 1995 and 1994, the Bank had issued through brokers $16,240,000 and $7,723,700 in time deposits with a maturity of 6-60 months and 6-12 months, respectively.

9.  Stock options

    Incentive Stock Option Plan

    In 1986, the Corporation adopted an employee incentive stock option plan. The stock option plan provides for the grant to officers and key employees of the Corporation options to purchase a maximum of 28,700 shares of common stock. Options granted pursuant to the stock option plan are incentive stock options within the meaning of the Internal Revenue Code.

    None of such options will be granted to directors of the Corporation who are not employees. The exercise price of options granted under the plan will not be less than the fair market value of the common stock at the date of grant (110% for anyone who owns 10% or more of the Corporation's voting stock at the date of grant). Options shall expire on the date specified by the Board of Directors as follows: (1) within five years from the date of grant, if the individual exercising them owned 10% or more of the Corporation's voting stock at the date of grant of the option, and (2) within 10 years from the date of grant for all other individuals. The plan is administered by the Board of Directors, which may establish installment exercise terms such that the option becomes fully exercisable in a series of cumulating portions. No options have been granted as of December 31, 1995 or 1994.

    Non-Statutory Stock Option Plan

    In 1987, the Corporation adopted a non-statutory stock option plan. The stock option plan provides for the grant to officers, directors and key employees of the Corporation, and independent contractors providing services to the Corporation, options to purchase a maximum of 20,000 shares of common stock. The exercise price of options granted under the plan shall be as determined by the Board of Directors. Options shall expire on the date specified by the Board of Directors but not more than 10 years from the date of grant.

                    NEWBERRY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1995


9.  Stock options (continued)

    The plan is administered by the Board of Directors, which may establish either cumulative or non-cumulative installment exercise terms. The plan expires on April 8, 1997 (except as to any options which would be outstanding on that date). No options were outstanding as of December 31, 1995 or 1994.

    Director Stock Options

    In 1993, the Board of Directors approved the grant of options to purchase 10,000 shares of common stock to each of the four non-executive directors, in lieu of compensation. The exercise price of options granted was set at $3.125 per share, which was the then current bid price per share as reported by the NASDAQ Stock Market. The options are immediately exercisable and expire July 19, 2003. All 40,000 options originally granted remain outstanding under this plan at December 31, 1995.

    1995 Stock Plan

    In 1995, the Board of Directors approved, subject to approval by the stockholders of the Corporation, the adoption of a stock option and stock award plan (the 1995 Stock Plan), which provides for the grant of incentive stock options, as defined in Section 422(b) of the Internal Revenue Code of 1986, as amended, as well as the grant of non-qualified stock options and other stock awards. The plan provides for the grant to officers, directors and key employees of the Corporation, and independent contractors providing services to the Corporation, of options to purchase and other awards for a maximum of 300,000 shares of common stock. The exercise price of options granted under the plan shall be as determined by the Board of Directors, or a compensation committee thereof. Options shall expire on the date specified by the Board of Directors or such committee, but not more than 10 years from the date of grant (or five years from the date of grant for incentive stock options if the grantee owned 10% of the Corporation's voting stock at the date of grant). Unless amended, the 1995 Stock Plan will terminate on November 15, 2005. Adoption of the 1995 Stock Plan is subject to the approval of the Company's stockholders at the 1996 Annual Meeting of Stockholders, however, individuals holding a majority of the Company's outstanding common stock have agreed to vote their shares in favor of adoption of the Plan. Management has approved the issuance of 270,500 options subject to shareholder approval at the above mentioned meeting.

    The following table summarizes the activity relating to options to purchase the Corporation's common stock (including options granted under the 1995 Stock Plan, subject to stockholder approval):

                    NEWBERRY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1995


9. Stock options (continued)



                                                Weighted        Aggregate
                                                     Average        Total
                                     Number of  Option Price     Purchase
                                        Shares     Per Share        Price
                                     ---------  ------------    ---------


        Outstanding at December 31,
         1993                           88,700        $2.608     $231,312

        Expired - 1994                  48,700        $2.183     $106,312
                                     ---------                  ---------

        Outstanding at December 31,
         1995 and 1994                  40,000        $3.125     $125,000
                                     =========  ============    =========


10. Employee stock ownership plan

    The employees allocation of ESOP assets is based on their current compensation, after 1 year of service and upon reaching the age of twenty one. The annual contribution to the ESOP is at the discretion of the Corporation. The assets of the ESOP are held in trust and were valued at approximately $218,206 and $279,120 as of December 31, 1995 and 1994, respectively. The assets of the plan are comprised entirely of shares of the Corporation, 39,228 and 74,432 shares at December 31, 1995 and 1994, respectively, all of which were fully allocated at December 31, 1995. Upon retirement from the plan, participants have distributed to them their allocated shares of the Corporation's stock. The Corporation made an additional contribution to the plan for the years ended December 31, 1995 and 1994 of 10,000 and 7,147 shares of common stock with an approximate fair market value at the time of the contribution of $35,000 and $25,008, respectively. The Corporation chose not to make additional contributions to the plan for the year ended December 31, 1993.

11. Minority Interest

    The Bank acquired an 80% ownership interest in the common stock of Midwest Loan Services in December 1995, with the remaining 20% owned by the employees of Midwest. The acquisition was accounted for as a purchase with no goodwill recorded. At December 31, 1995, total common shareholders' equity of Midwest was $1,005,671, resulting in a $201,135 minority interest reflected on the Company's consolidated balance sheet. The results of Midwest's operations are included in the Company's consolidated statement of income since the date acquired.

    In connection with the acquisition, 48,000 shares of common stock of the Company were given as part consideration by the Bank, subject to repurchase at the holders' request by the Company at $5.00 per share in December 1996. Of the 48,000 shares, the BIDCO received 23,000 shares, in exchange for its ownership interest in Midwest.

                    NEWBERRY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1995


12. Commitments and contingencies

    The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to make loans and to sell loans, letters of credit and unused lines of credit. The Bank's exposure to credit loss in the event of non-performance is equal to or less than the contractual amount of these instruments. The Bank follows the same credit policy to make such commitments as is followed by those loans recorded in the consolidated financial statements.

    The Bank is also a party to foreign exchange financial instruments with off-balance sheet risk for internal hedging of exchange rate risk. At December 31, 1995, the Bank had commitments to deliver $700,000 of Canadian denominated dollars in March of 1996.

    The Bank is also a party to commitments to sell loan pool securities ($5,066,000 at December 31, 1995 with fixed interest rates between 7.50% and 8.00%) to hedge the interest rate risk of its mortgage banking operation. The Bank had loans held for sale of $7,983,154 and $4,129,321 at December 31, 1995 and 1994, respectively, to meet a portion of the commitment to sell loans.

    New commitments to purchase $781,000 of single family residential loans (with fixed interest rates between 6.50% and 8.25%) underwritten to FHLMC standards are included in the total of commitments to buy loans.

    Included in commitments to buy loans and in commitments to sell loans at December 31, 1995, was a 9% $1,245,000 participation in a U.S. Rural Economic Community Development Service guaranteed loan originated by the BIDCO, which the Bank had not yet funded, where the Bank had an agreement to sell its participation to the Federal Agricultural Mortgage Corporation. Also included was commitments to buy ($1,011,000 at December 31, 1995 with a fixed interest rate of 7.50%) loan pool securities in connection with hedging activity of the Bank's mortgage banking operation.

    All unused lines of credit were at variable interest rates.

    The following is a summary of commitments as of December 31, 1995 and 1994:



                                                 1995         1994
                                            ------------  -----------

           Commitments to buy loans           $3,037,000   $2,163,021
           Standby letters of credit                   -      114,000
           Unused lines of credit                729,000    1,210,000
           Commitments to sell loans          $6,311,000   $1,503,000
           Foreign exchange contracts        Can$700,000  Can$500,000

                    NEWBERRY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1995


13. Related party transactions

    During 1994 and 1993, the Corporation had an agreement with Arete, a partnership, to provide management services to the Corporation. Officers and shareholders of the Corporation also serve as partners in Arete. The agreement, which called for payment of $5,000 per month, had been approved by the Board of Directors of the Corporation. The agreement was terminated as of December 31, 1994.

    The BIDCO invested $500,000 and a limited liability company (an LLC) formed for the purpose invested $800,000 of a $1,300,000, 5.5 year fully amortizing lease at 24% interest, plus an upfront $100,000 origination fee, secured by railroad boxcars through Northern Federal Leasing LLC. The BIDCO invested $500,000 and an LLC invested $280,000 of $780,000 in Northern Federal Pulp and Paper LLC, which made an equity investment in Austin Trading Partners, LP (a partner in the Great Lakes Pulp and Fibre recycle pulp mill being built in Menominee, Michigan). The BIDCO invested $42,000 and an LLC invested $28,000 in Northern Federal Hotels, LLC, which made an equity investment in a firm which built a hotel near Lansing, Michigan. In each of these LLCs, the Company's Chairman and President each contributed 1/9th of the LLCs' investment.

    See Note 6 for a summary of loans to related parties.

14. Income taxes



The provision for federal income taxes is composed of the following amounts:
                                           1995                 1994                 1993
                            -------------------  -------------------  -------------------

Current expense                         $33,642             $775,262               $4,197
Deferred expense (benefit)            (140,591)                5,589               19,446
                            -------------------  -------------------  -------------------

Total year                           $(106,949)             $769,673              $23,643
                            ===================  ===================  ===================


    The net deferred tax asset at December 31, 1995 and 1994 is comprised of the following:

                                                     1995      1994
                                                 --------  --------
            Loans available for sale              $15,133        $-
            Core deposit intangible                 3,554     8,590
            Allowance for loan losses              60,243    75,670
            Other real estate owned write-downs         -    18,533
            Nonaccrual loan interest income         3,381     2,378
            Deferred loan fees                          -     4,672
            Unrealized gain
              on investments available for sale         -   270,860
            Net operating loss carryforward       220,162         -
            Other                                     457    11,870
                                                 --------  --------

            Deferred tax assets                  $302,930  $392,573
                                                 ========  ========

                    NEWBERRY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1995


14. Income taxes (continued)


            Unrealized loss
             on investments available for sale   ( 73,181)         -
            Servicing rights                     ( 36,820)         -
            Other                                (  3,806)         -
                                                ----------  --------

            Deferred tax liabilities            $(113,807)        $-
                                                ==========  ========

            Net Deferred Tax Asset                $189,123  $392,573
                                                ==========  ========


    No allowance account for deferred tax assets is considered necessary at December 31, 1995 and 1994.

    The difference between the financial statement tax expense and amounts computed by applying the statutory federal tax rate of 34% to pretax income is reconciled as follows:


                                          1995       1994       1993
                                       ----------  ---------  ---------

         Statutory rate applied to
          income before taxes          $(136,655)   $887,595    $54,800
         Add (Deduct)
           Effect of tax exempt
             interest                   (  1,178)   ( 14,701)  (  9,756)
           Earnings of unconsolidated
             subsidiary                 ( 32,287)   ( 59,480)          -
           Other                          63,171    ( 43,741)  ( 12,710)
                                       ----------   ---------  ---------

         Current year provision
          (benefit) for income tax     $(106,949)   $769,673    $23,643
                                       ==========   =========  =========


    Earnings of unconsolidated subsidiary are expected to ultimately be realized through dividends.

15. Note payable

    The Corporation has a $1,000,000 note payable to First Northern Bank & Trust (FNB&T) secured by the stock of the Bank at December 31, 1995. The note has a maturity date of November 1, 1996. Interest is payable quarterly at the prime rate of FNB&T plus .50 percent.

    Dividends by the Bank to the holding company in excess of the prior year's annual net income are not permitted without prior permission from FNB&T under the terms of the Corporation's credit facility.

                    NEWBERRY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1995


16. Federal Home Loan Bank advances

    Advances from the Federal Home Loan Bank (the FHLB) at December 31, 1995 consisted of:



         Interest Rate                     Maturity         Advance
         -------------                     --------------  -----------
         5.83% Fixed rate advance          June 20, 1996    $3,000,000
         5.85% Fixed rate advance          Oct. 4, 1996     $4,500,000
         5.62% Adjustable rate advance
                 (3 month LIBOR rate less
                  6 basis points)          Sept. 24, 1996   $2,500,000
                                                           -----------

               Total advances                              $10,000,000
                                                           ===========


    The advances are secured by specific mortgage collateral with unpaid principal balances of $1,514,071 and available-for-sale securities with a balance of $10,783,883. Interest is payable in monthly installments through maturity. With payment of a penalty, prepayments of advances up to 10% of the principal balance will be accepted by the FHLB given the Bank's notification to the FHLB of its intention to prepay.

    Advances from the FHLB at December 31, 1994 consisted of the following:



          Interest Rate                     Maturity        Advance
          -------------                     --------------  ----------
          5.87% Overnight advance           n/a             $2,800,000
          6.43% Adjustable rate advance
                  (3 month LIBOR rate less
                   7 basis points)          Oct. 2, 1995    $4,500,000
          6.25% Adjustable rate advance
                  (3 month LIBOR rate less
                   6 basis points)          Sept. 24, 1996  $2,500,000
                                                            ----------

                Total advances                              $9,800,000
                                                            ==========


17. Short-term borrowings

    The Bank from time to time enters into agreements to sell securities with an agreement to repurchase the securities at a later date. Such agreements generally mature within one to seven days from the transaction date. Mortgage-backed securities were pledged as collateral towards the repurchase agreements. No repurchase agreements were outstanding at December 31, 1995.

    Information concerning securities sold under agreements to repurchase is summarized as follows:




                                                               1995
                                                               ----

       Average balance during the year                        $1,335,277

       Average interest rate during the year        6.70%

       Maximum month-end balance during the year    $3,426,000


18.  Newberry Bancorp (Parent Company Only) Condensed Financial Information

     Dividend restrictions

                    NEWBERRY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1995


    Federal and state banking laws and regulations place certain restrictions on the amount of dividends and loans a bank can pay to its parent company. Under the most restrictive dividend limitations, as described in Note 15, the Bank may not pay dividends to the parent company without prior approval from a note holder. Should the Bank receive such approval, it could pay dividends to the parent company equal to $942,000 in 1996 (before considering 1996 net income and any changes in risk-based assets).

                    NEWBERRY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1995


18. Newberry Bancorp (Parent Company Only) Condensed Financial Information (continued)

     Summarized financial information for Newberry Bancorp, Inc. for 1995 and 1994 is presented below:

                                 BALANCE SHEETS


                                                December 31,
                    ASSETS                            1995        1994
         -------------------------------------- -----------  ----------
         Cash in bank                              $239,868     $54,151
         Investment in subsidiary                 5,023,367   4,746,808
         Other assets                               441,957   1,107,544
                                                 ----------  ----------
             Total assets                        $5,705,192  $5,908,503
                                                 ==========  ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY

         Accounts payable and other liabilities   1,054,294   1,812,814
         Stockholders' equity                     4,650,898   4,095,689
                                                 ----------  ----------
         Total liabilities and
           stockholders' equity                  $5,705,192  $5,908,503
                                                 ==========  ==========


                              STATEMENTS OF INCOME



                                              1995       1994     1993
                                         ---------  ---------  -------
         Income:
          Dividends from subsidiaries    1,350,000  1,584,000  234,394
          Other                            102,182     21,193  102,973
                                         ---------  ---------  -------
           Total income                  1,452,182  1,605,193  337,367

         Expense:
          Interest                          81,181    181,510  128,128
          Other                             99,066    369,669  371,554
                                         ---------  ---------  -------
           Total expense                   180,247    551,179  499,682

          Income (loss) before
           federal income taxes
           (benefit) and equity in
           undistributed net income
           of subsidiaries               1,271,935  2,156,372  837,049

         Federal income taxes
          (benefit)                       (  9,630)  (213,819) (88,727)
                                         ---------  ---------  -------


                    NEWBERRY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1995




             Income (loss) before
               equity in
               undistributed
               net income
               of subsidiaries        1,281,565    2,370,191    925,776

          Equity in undistributed
             net income of
             subsidiaries            (1,576,541)    (529,190)  (788,244)
                                      ---------   ----------   --------

             Net income (loss)        $(294,976)  $1,841,001   $137,532
                                      =========   ==========   ========

                    NEWBERRY BANCORP, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                               December 31, 1995



                                                                   1995           1994          1993
                                                                 ---------      ---------     ---------
             Reconciliation of net income (loss)
               to net cash used in
               operating activities:
                Net income (loss)                             $   (294,976)  $  1,841,001  $    137,532
                Depreciation                                         3,001          3,002         2,227
                Amortization                                             -        122,060        95,557
                Compensation                                        35,000         25,008             -
                Proceeds from sales of trading securities                -              -       267,503
                Purchases of trading securities                          -              -      (128,254)
                Loss (gain) on sale of investments                 (46,243)       (13,456)      (68,838)
                Decrease (increase) in receivable
                   from affiliate                                  973,211       (973,211)      127,641
                Decrease (increase) in Other Assets                (55,839)        31,372        68,357
                Increase (decrease) in interest payable            (54,319)        19,068        35,945
                Increase (decrease) in Other Liabilities          (704,202)       679,708         1,475
                Subsidiary net income                              226,542     (2,157,168)     (445,514)
                                                                 ---------      ---------     ---------
                  Net cash provided by (used in)
                   operating activities                             82,175       (422,616)       93,631
                                                                 ---------      ---------     ---------

            Cash flow from investing activities:
              Subsidiary dividends received                      1,350,000      1,564,800       234,394
              Contributions of capital to subsidiary              (920,000)             -      (750,000)
              Purchase of available for sale securities           (236,418)       (14,000)            -
              Proceeds from sale of available for sale securities  253,268         14,000             -
              Advances to Michigan BIDCO                          (203,500)             -             -
              Capital expenditures                                       -              -        (1,607)
                                                                 ---------      ---------     ---------
                  Net cash provided by (used in)
                   investing activities:                           243,350      1,564,800      (517,213)
                                                                 ---------      ---------     ---------

            Cash flow from financing activities:
              Proceeds from bank financing                                                      500,000
              Principal payment on notes payable                         -     (1,294,000)     (114,000)
              Proceeds from sale of common stock                         -        100,000        82,500
              Purchase of treasury stock                          (139,808)             -             -
                                                                 ---------      ---------     ---------
                  Net cash provided by (used in)
                   financing activities:                          (139,808)    (1,194,000)      468,500
                                                                 ---------      ---------     ---------
                Net changes in cash and cash equivalents           185,717        (51,816)       44,918

            Cash:
              Beginning of year                                     54,151        105,967        61,049
                                                                 ---------      ---------     ---------

              End of year                                     $    239,868   $     54,151  $    105,967
                                                                 =========      =========     =========

           Supplemental disclosure of cash flow information:
            Cash paid (received) during the year for:
              Interest                                        $    135,500   $    162,442  $     92,182
              Income tax                                      $    746,547   $     18,750  $    (18,575)

                    NEWBERRY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1995


19. Capital resources

    Regulators have established "risk-based" capital guidelines which became effective December 31, 1990. Under the guidelines, minimum capital levels, which may include all or a portion of the reserve for loan losses, are based on the perceived risk in asset categories and certain off-balance sheet items, such as loan commitments and standby letters of credit. At December 31, 1995 and 1994, the Bank's capital position was as follows:


                                    Actual          Required Excess
                                 ------------    ---------------------
                                 Amount     %    Amount    %    Amount
         Capital (in Thousands)

         December 31, 1995
             Risk-based          $5,586  26.41%  $1,692  8.00%  $3,894
             Leverage            $6,051  15.97%  $1,515  4.00%  $4,536

         December 31, 1994
             Risk-based          $4,997  38.17%  $1,065  8.00%  $3,932
             Leverage            $4,831  15.37%  $1,268  4.00%  $3,563


20. Fair Value of Financial Instruments

    The following disclosure of the fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, Disclosure About Fair Value of Financial Instruments (SFAS No. 107). The Company formally adopted SFAS No. 107 in 1995. Where quoted market prices are not available, as in the case for a significant portion of the Company's financial instruments, the fair values are based on estimates using present value of expected cash flows or other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rate and the timing of estimated cash payments and receipts. Accordingly, certain of the fair value estimates presented herein cannot be substantiated by comparison to independent markets and are not necessarily indicative of the amounts the Company could realize in a current market exchange.

    In addition, the fair value estimates are limited to existing on and off balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Other significant assets and liabilities that are not considered financial instruments include the Bank's investment in the BIDCO, and real estate investments such as the Ann Arbor bank building and the Bank's 16-acre property at Easterday & Portage in Sault Ste. Marie.

                    NEWBERRY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1995


20. Fair Value of Financial Instruments (continued)

    The carrying amounts and fair values of the Company's financial instruments were as follows:



                                                 December 31, 1995
                                               ----------------------
                                               Carrying Fair
                                                   Amount       Value
                                               ----------  ----------

          Financial Assets

          Cash and short term investments      $1,937,631   1,937,631
          Securities Available for sale        13,090,547  13,090,547
          Loans held for sale                   7,983,154   8,036,364
          Loans, net                            8,953,518   9,454,646
          Purchased mortgage servicing rights   2,936,703   3,219,228
          Accrued interest receivable             206,437     206,437

          (note: carrying amount of all other assets $3,372,975)

                           Financial Liabilities

                Deposits                       20,745,166  20,849,213
                FHLB advances                  10,000,000  10,016,600
                Mortgage escrow                 1,055,337   1,055,337
                Note payable                    1,000,000   1,000,000
                Accrued interest payable          198,395     198,395


                (note: carrying amount of all other liabilities $621,992)

                Unrecognized financial instruments

                 The fair value of commitments to extend
                   credit, futures contracts to deliver
                   Canadian currency and the fair value
                   of letters of credit are considered
                   immaterial.                          -           -



    Estimated fair values were determined using the following assumptions:

    CASH AND CASH EQUIVALENTS - For cash and cash equivalents, the carrying value is a reasonable estimate of fair value.

                    NEWBERRY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1995


    SECURITIES AVAILABLE FOR SALE - For securities and derivative instruments available-for-sale, fair values are based on quoted market prices or dealer quotes.

    LOANS HELD FOR SALE - The fair value of loans held for sale is the market value as quoted by the prospective purchaser of each loan.

NET PORTFOLIO LOANS - For certain homogeneous categories of loans, such as some residential mortgages, consumer loans, commercial real estate loans, etc., fair value is estimated by discounting the future cash flows over the life to maturity using the current rates at which similar loans would be made to borrowers with similar credit ratings. Both the carrying value and fair value of loans receivable are shown net of the allowance for loan losses.

    MORTGAGE SERVICING RIGHTS AND MORTGAGE ESCROW - The fair value of mortgage servicing rights is determined based on the estimated discounted net cash flows to be received less the estimated costs of servicing; this estimated fair value approximates the amount for which the servicing could currently be sold. The discounted cash flows from the mortgage escrow is included in the discounted cash flows from the mortgage servicing rights and therefore mortgage escrow is carried at cost.

    ACCRUED INTEREST RECEIVABLE AND PAYABLE - The carrying values of accrued interest receivable and payable approximate their fair values.

    DEMAND DEPOSITS AND TIME DEPOSITS - The fair values of demand deposits, savings accounts, and certain money market deposits are the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits for similar remaining maturities.

    NOTE PAYABLE - Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value.

21. Subsequent Event

    The Bank opened a new bank office in Ann Arbor, Michigan on February 6, 1996. The Bank designated this location as its main office for regulatory purposes.

    Subsequent to December 31, 1995, the Bank, through a 98%-owned subsidiary, Arbor Street LLC, purchased $1,000,000 in federal low income housing tax credits through a partnership investment in Michigan Capital Fund for Housing Limited Partnership I, a Michigan limited partnership (the "Partnership"). The investment consisted of a $50,000 equity purchase and the execution by Arbor Street LLC of a $950,000 promissory note held by the Partnership (the "Note"). In connection with the execution of the Note, the Partnership required Joseph L. Ranzini and the Ranzini Family Trust dated 12/20/89 to personally guarantee the Note, because the Bank was prohibited from doing so by state banking regulations. In exchange for arranging for the guaranty of the Note, the Company's Chairman and President each received a 1% interest in Arbor Street LLC.

PART III.

ITEM 10. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference herein from the portions of the Company's Proxy Statement for its 1996 Annual Meeting (the "Proxy Statement") to be under the captions:

     Election of Directors
     Executive Officers
     Certain Information With Regard to Section 16(a) of the
            Exchange Act

ITEM 11. - EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference herein from the portions of the Company's Proxy Statement to be under the captions:

     Executive Compensation
     Compensation Plans

ITEM 12. -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference herein from the portion of the Company's Proxy Statement to be under the caption:

     Security Ownership of Certain Beneficial Owners and
            Management

ITEM 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference herein from the portion of the Company's Proxy Statement to be under the caption:

     Certain Relationships and Related Transactions

PART IV.

ITEM 14. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORT ON FORM 8-K

     (a) (1) Index of Financial Statements: The following financial statements are filed as part of this Report:

                   Audited consolidated balance sheets as of December 31, 1995 and December 31, 1994, and consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 1995, 1994 and 1993, of the Company.

     (b) Reports on Form 8-K.  None.

     (c) Exhibits:

     (3) Certificate of Incorporation and By-laws:

     3.1 Certificate of Incorporation of the Company, as amended through March 31, 1990 (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 (the "1989 10-K")).

     3.1.1 Certificate of Amendment to the Certificate of Incorporation of the Company filed December 27, 1990 (incorporated by reference to Exhibit 3.1.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990 (the "1990 10-K")).

     3.1.2 Certificate of Amendment to the Certificate of Incorporation of the Company filed May 15, 1992 (incorporated by reference to Exhibit 3.1.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 (the "1992 10-K")).

     3.1.3 Certificate of Ownership and Merger of Newberry Holding Inc. into Newberry Bancorp, Inc. filed December 31, 1992 (incorporated by reference to
Exhibit 3.1.3 to the 1992 10-K).

     3.1.4 Certificate of Designation of Series 2 6% Cumulative Preferred Stock (incorporated by reference to Exhibit 3.1.4 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1994).

     3.2 Composite By-laws of the Company (incorporated by reference to Exhibit
3.2 to the 1989 10-K).

     (10) Material Contracts.

     10.1 Promissory Note dated September 28, 1995 issued to First Northern Bank & Trust and Related Loan Agreement (incorporated by reference to Exhibit
10.15 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (the "3rd Quarter 1995 10-Q")).

     10.2 Newberry Bancorp, Inc. Employee Stock Ownership Plan (the "ESOP"), as amended November 27, 1990 (incorporated by reference to Exhibit 10.2 to the 1990 10-K.*

     10.2.1 Amendment to the ESOP, effective as of December 31, 1991 (incorporated by reference to Exhibit 10.2.A to the 1991 10-K.*

     10.2.2 Related Agreement with ProStar Group, as ESOP Administrator (incorporated by reference to Exhibit 10.2.1 to the 1991 10-K).*

     10.3 Newberry State Bank 401(k) Profit Sharing Plan (incorporated by reference to Exhibit 10.3 to the 1989 10-K).*

     10.4 Incentive Stock Option Plan of the Company and form of Option Agreement (incorporated by reference to Exhibit 10.4 to the 1989 10-K).*

     10.5 1987 Non-Statutory Stock Option Plan of the Company and form of Option Agreement (incorporated by reference to Exhibit 10.5 to the 1989 10-K).

     10.6 Letter regarding grant of options to outside directors, dated as of July 20, 1993 (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (the "1993 10-K")).*

     10.7 1995 Stock Option Plan of the Company.*

     10.7.1 Form of Stock Option Agreement related to 1995 Stock Plan.*

     10.8 Letter, dated December 1, 1989, from Federal Reserve Bank of Minneapolis (incorporated by reference to Exhibit 10.9 to the 1989 10-K).

     10.9 Lease Agreement (the "Cascade Lease Agreement") between RG Properties, Inc., as agent for Sault Associates, a Michigan Limited Partnership, and University Bank, dated September 30, 1992 (incorporated by reference to Exhibit 10.9 the 1992 10-K) .

     10.9.1 First Amendment to the Cascade Lease Agreement, dated January 5, 1993 (incorporated by reference Exhibit 10.9.1 to the 1992 10-K).

     10.10 Federal Income Tax Allocation Agreement Between Newberry State Bank and Newberry Holding Inc. dated March 21, 1992 (incorporated by reference to
Exhibit 10.11 to the 1991 10-K).

     10.10.1 Federal Income Tax Allocation Agreement Between Newberry Holding Inc. and Newberry Bancorp, Inc. dated May 21, 1991 (incorporated by reference to Exhibit 10.11.1 to the 1991 10-K).

     10.11 FHLMC Mortgage Servicing Acquisition Agreement between the Company and First Eastern Mortgage Corporation, dated February 28, 1993 (incorporated by reference to Exhibit 10.11 to the 1992 10-K).

     10.12 Purchase and Assumption Agreement Between First Northern Bank & Trust and University Bank dated May 5, 1994 (incorporated by reference to
Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1994).

     10.12.1 First Amendment dated July 1, 1994 to Purchase and Assumption Agreement Between First Northern Bank & Trust and University Bank dated May 5, 1994 (incorporated by reference to Exhibit 10.12.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (the "1994 10-K").

     10.12.2 Second Amendment dated February 3, 1995 to Purchase and Assumption Agreement Between First Northern Bank & Trust and University Bank dated May 5, 1994 (incorporated by reference to Exhibit 10.12.2 of the 1994 10-K).

     10.12.3 Order of the Commissioner of the Michigan Financial Institutions Bureau Approving the Relocation of the Bank's Main Office from Newberry to Sault Ste. Marie, Michigan, containing certain post-closing conditions (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1994).

     10.12.4 Noncompetition Agreement Between First Northern Bank & Trust and University Bank dated December 3, 1994 (incorporated by reference to Exhibit
10.12.4 of the 1994 10-K).

     10.12.5 Mortgage Origination Agreement Between First Northern Bank & Trust and University Bank dated December 3, 1994 (incorporated by reference to
Exhibit 10.12.5 of the 1994 10-K).

     10.12.6 Branch Services Agreement Between First Northern Bank & Trust and University Bank dated December 5, 1994 (incorporated by reference to Exhibit
10.12.6 of the 1994 10-K).

     10.13 Employment Agreement, between Mark Ouimet and University Bank and Newberry Bancorp, Inc., as amended.*

     10.13.1 Stock Option Agreement, dated as of December 15, 1995, between Mark Ouimet and Newberry Bancorp, Inc.*

     10.14 Net Branch Agreement, dated September 15, 1995, establishing Varsity Funding Services, L.L.C among University Bank, Jess Monticello and William Cook (incorporated by reference to Exhibit 10.16 of the 3rd Quarter 1995 10-Q).

     10.15 Net Branch Agreement, dated January 12, 1996, establishing Varsity Mortgage, L.L.C among University Bank, Jess Monticello, William Cook and Marianne Opt Thompson.

     10.16 Purchase and Sale Agreement, dated November 1, 1995, concerning Common Stock of Midwest Loan Services, Inc., among its shareholders and University Bank and Newberry Bancorp, Inc.

* Each of the exhibits noted by an "*" is a management compensatory plan or arrangement.

     (21) Subsidiaries of Registrant:  List of subsidiaries.

     (27) Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             NEWBERRY BANCORP, INC.



                                             By:  /s/Thomas J. Vandermus
                                                  -----------------------
                                                  Thomas J. Vandermus,
                                                  Chief Financial Officer



                                             Date: March 30, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


            Signature                      Title                 Date
       ------------------------  ------------------------    --------------
       /s/Stephen Lange Ranzini  Director, President,        March 30, 1996
       ------------------------     Chief Executive Officer,
       Stephen Lange Ranzini

       /s/Thomas J. Vandermus    Chief Financial and
       ------------------------     Chief Financial Officer
       Thomas J. Vandermus

       /s/Joseph L. Ranzini      Director, Secretary,        March 30, 1996
       ------------------------     Chairman
       Joseph L. Ranzini

       /s/Keith Brenner          Director                    March 30, 1996
       ------------------------
       Keith E. Brenner

       /s/Mark Ouimet            Director                    March 30, 1996
       ------------------------
       Mark Ouimet

       /s/Mildred Lange Ranzini  Director                    March 30, 1996
       ------------------------
       Mildred Lange Ranzini

       /s/Michael Talley         Director                    March 30, 1996
       ------------------------
       Michael Talley


                               Index of Exhibits


                                                                  Sequentially
          Exhibit No. and Description                             Numbered Page
          ---------------------------                             -------------


   (3)    Certificate of Incorporation and By-laws:


  3.1 Certificate of Incorporation of the Company, as amended through March 31, 1990
          (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 (the "1989 10-K").

  3.1.1 Certificate of Amendment to the Certificate of Incorporation of the Company filed December
          27, 1990 (incorporated by reference to
          Exhibit 3.1.1 to the Company's Annual Report on
          Form 10-K for the year ended December 31, 1990
          (the "1990 10-K").

  3.1.2 Certificate of Amendment to the Certificate of Incorporation of the Company filed
          May 15, 1992 (incorporated by reference to
          Exhibit 3.1.2 to the Company's Annual Report on
          Form 10-K for the year ended December 31, 1992
          (the "1992 10-K").

  3.1.3   Certificate of Ownership and Merger of Newberry
          Holding Inc. into Newberry Bancorp, Inc. filed
          December 31, 1992 (incorporated by reference to
          Exhibit 3.1.3 to the 1992 10-K).

  3.1.4   Certificate of Designation of Series 2
          6% Cumulative Preferred Stock (incorporated by reference to Exhibit 3.1.4 to the Company's
          Quarterly Report on Form 10-Q for the Quarter
          Ended September 30, 1994).

  3.2     Composite By-laws of the Company
          (incorporated by reference to Exhibit 3.2 to the 1989 10-K).

 (10)     Material Contracts.


 10.1 Promissory Note dated December 8, 1994 issued to Bank One Milwaukee, N.A. ("Bank One") and

          Related Letter dated December 2, 1994.

 10.1.1   Collateral Pledge Agreement between Newberry
          Holding Inc. ("Newberry Holding") and Bank One and letter dated January 14, 1988 (incorporated by reference to Exhibit 10.1 to the 1989 10-K), and Related Letter dated June 28, 1991
          (incorporated by reference to Exhibit 10.1.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 (the "1991
          10-K").

 10.2     Newberry Bancorp, Inc. Employee Stock Ownership
          Plan (the "ESOP"), as amended November 27,
          1990 (incorporated by reference to Exhibit 10.2 to the 1990 10-K).

 10.2.A   Amendment to the ESOP, effective as of December
          31, 1991 (incorporated by reference to
          Exhibit 10.2.A to the 1991 10-K)

 10.2.1   Related Agreement with ProStar Group, as
          ESOP Administrator (incorporated by reference to Exhibit 10.2.A to the 1991 10-K).

 10.3     Newberry State Bank 401(k) Profit
          Sharing Plan (incorporated by reference to Exhibit 10.3 to the 1989 10-K).

 10.4 Incentive Stock Option Plan of the Company and form of Option Agreement (incorporated by reference to Exhibit 10.4 to the 1989 10-K).

 10.5     1987 Non-Statutory Stock Option Plan of the
          Company and form of Option Agreement
          (incorporated by reference to Exhibit 10.5 to the 1989 10-K).

 10.6 Letter regarding grant of options to outside directors, dated as of July 20, 1993
          (incorporated by reference to Exhibit 10.6 to the 1993 10-K).

 10.7     1995 Stock Option Plan of the Company. *            89

 10.7.1   Form of Stock Option Agreement related to
          1995 Stock Plan. ***

 10.8     Letter, dated December 1, 1989, from
          Federal Reserve Bank of Minneapolis
          (incorporated by reference to Exhibit 10.9 to the 1989 10-K).

 10.9 Lease Agreement (the "Cascade Lease Agreement") between RG Properties, Inc., as agent for Sault
          Associates, a Michigan Limited Partnership, and University Bank, dated
          September 30, 1992 (incorporated by reference to Exhibit 10.9 to the 1992 10-K).

 10.9.1 First Amendment to the Cascade Lease Agreement, dated January 5, 1993. (incorporated by reference to Exhibit 9.1 to the 1992 10-K)

 10.10    Federal Income Tax Allocation Agreement
          Between Newberry State Bank and Newberry
          Holding Inc. dated March 21, 1992.
          (incorporated by reference to Exhibit 10.11 to the 1991 10-K)

 10.10.1  Federal Income Tax Allocation Agreement
          Between Newberry Holding Inc. and Newberry
          Bancorp, Inc. dated May 21, 1991.
          (incorporated by reference to Exhibit 10.11.1 to the 1991 10-K)

 10.11 FHLMC Mortgage Servicing Acquisition Agreement between the Company and First Eastern Mortgage
          Corporation, dated February 28, 1993.
          (incorporated by reference to Exhibit 10.11 to the 1992 10-K)

 10.12    Purchase and Assumption Agreement Between
          First Northern Bank & Trust and The Newberry
          State Bank dated May 5, 1994 (incorporated by reference to Exhibit 10 to the Company's
          Quarterly Report on Form 10-Q for the Quarter
          Ended March 31, 1994).

 10.12.1  First Amendment dated July 1, 1994 to
          Purchase and Assumption Agreement Between First
          Northern Bank & Trust and The Newberry State
          Bank dated May 5, 1994

 10.12.2  Second Amendment dated February 3, 1995 to
          Purchase and Assumption Agreement Between First
          Northern Bank & Trust and The Newberry State
          Bank dated May 5, 1994

 10.12.3  Order of the Commissioner of the Michigan
          Financial Institutions Bureau Approving the
          Relocation of the Bank's Main Office from
          Newberry to Sault Ste. Marie, Michigan,
          containing certain post-closing conditions
          (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form
          10-Q for the Quarter Ended September 30, 1994).

 10.12.4  Noncompetition Agreement Between First
          Northern Bank & Trust and The Newberry State
          Bank dated December 3, 1994

 10.12.5  Mortgage Origination Agreement Between First
          Northern Bank & Trust and The Newberry State
          Bank dated December 3, 1994

 10.12.6  Branch Services Agreement Between First
          Northern Bank & Trust and The Newberry State
          Bank dated December 5, 1994

 10.13 Employment Agreement, between Mark Ouimet and University Bank and Newberry Bancorp,
          Inc., as amended. ***

 10.13.1  Stock Option Agreement, dated as of December
          15, 1995, between Mark Ouimet and Newberry
          Bancorp, Inc. ***

 10.14    Net Branch Agreement, dated September 15,
          1995, establishing Varsity Funding Services,
          L.L.C among University Bank, Jess Monticello
          and William Cook ((incorporated by reference
          to Exhibit 10.16 of the 3rd Quarter 1995 10-Q").    **

 10.15    Net Branch Agreement, dated January 12, 1996,
          establishing Varsity Mortgage, L.L.C among
          University Bank, Jess Monticello, William Cook
          and Marianne Opt Thompson.                          **

 10.16    Purchase and Sale Agreement, dated November 1,
          1995, concerning Common Stock of Midwest Loan

           Services, Inc., among its shareholders and
           University Bank and Newberry Bancorp, Inc.          **




 (21) Subsidiaries of Registrant.

 (27) Financial Data Schedule