Form 10-Q
period 1996-03-31
NEWBERRY BANCORP INC
filed 1996-05-15
CIK 811211

                              Form 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549

       (Mark One)

          [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

          For the quarterly period ended March 31, 1996

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

Yes   ___X___     No _______

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock, $0.010 par value        Outstanding at May 13, 1996
                                               1,250,843 shares


                       page 1 of 30 pages
         Exhibit index on sequentially numbered page 29

                                   FORM 10-Q                                 2

                               TABLE OF CONTENTS


         PART I - Financial Information

         Item 1.  Financial Statements                         PAGE
                  Consolidated Balance Sheets                    3
                  Consolidated Statements of Operations          5
                  Consolidated Statements of Cash Flows          7
                  Notes to the Consolidated Financial
                       Statements                                8

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations  9

                  Summary                                        9
                  Recent Development                            10
                  Results of Operations                         11
                  Liquidity and Capital Resources               19

         PART II - Other Information

                  Item 1. Legal Proceedings                     24
                  Item 5. Other Information
                           Parent Company Condensed
                              Financial Information             24
                  Item 6. Exhibits and Reports on Form 8-K      28

         Signature                                              28

         Exhibit Index                                          29

                  Item 1. Financial Data Schedule               30


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

                    NEWBERRY BANCORP, INC. AND SUBSIDIARIES                    3
                          CONSOLIDATED BALANCE SHEETS
                       March 31,1996 and December 31,1995
                                  (Unaudited)

                                            March 31         December 31
                                              1996              1995
ASSETS                                    -----------        -----------
Cash and due from banks                   $  1,904,156      $    578,216
Federal funds sold                           4,406,119         1,359,415
                                          ------------      ------------
     Total cash and cash equivalents         6,310,275         1,937,631

Securities available for sale (note 2)      12,637,163        13,090,547

Loans held for sale                         11,085,020         7,983,154
Loans, net                                  10,382,730         8,953,518

Premises and equipment                       1,652,397         1,360,283
Purchased mortgage servicing rights          2,945,872         2,936,703
Investment in and Advances to
    Michigan BIDCO                             785,447           765,858
Other real estate owned                        130,596           130,596
Other assets                                 1,441,025         1,116,238
                                          ------------      ------------
      Total other assets                     6,955,337         6,309,678
                                          ------------      ------------
      TOTAL ASSETS                        $ 47,370,525      $ 38,274,528
                                          ============      ============


               The accompanying notes are an integral part of the consolidated financial statements.

                     NEWBERRY BANCORP, INC. AND SUBSIDIARIES                  4
                          Consolidated Balance Sheets
                       March 31,1996 and December 31,1995


                                            March 31         December 31
                                              1996              1995
LIABILITIES AND STOCKHOLDERS EQUITY       -----------        -----------
Deposits:
  Demand - non interest bearing           $  1,698,427    $    1,103,921
  Demand - interest bearing                  5,182,752         1,642,425
  Savings                                    1,195,823         1,075,328
  Time                                      21,348,871        16,923,492
                                          ------------    --------------
     Total Deposits                         29,425,873        20,745,166

FHLB advances                               10,000,000        10,000,000
Mortgage escrow                              1,485,539         1,055,337
Note payable                                   987,500         1,000,000
Deferred Noncompete income                     128,329           137,080
Other Liabilities                              721,805           484,912
                                          ------------    --------------
     Total Liabilities                      42,749,046        33,422,495
                                          ------------    --------------

Minority Interest                              198,537           201,135

Stockholders' equity:
  Preferred Stock, $0.001 par value;
   Authorized - 500,000 shares;
    issued 0 shares in both 1995 and 1994            -                 -
  Common stock, $0.01 par value;
   Authorized - 2,500,000 shares;
    issued  and outstanding
    1,288,125 shares in 1996
    and 1,276,125 shares in 1995                12,881            12,761
  Treasury Stock - 37,282 shares in
    1995 and 1996                             (139,808)         (139,808)
  Additional Paid-in-Capital                 2,866,286         2,799,656
  Retained earnings                          1,598,998         1,836,231
  Net unrealized gain on securities
   available for sale, net of tax
   of $43,574 in 1996, and
   $73,181 in 1995.                             84,585           142,058
                                          ------------    --------------
     Total Stockholders' equity              4,422,942         4,650,898
                                          ------------    --------------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY               $ 47,370,525    $   38,274,528
                                          ============    ==============

               The accompanying notes are an integral part of the consolidated financial statements.

                    NEWBERRY BANCORP, INC. AND SUBSIDIARIES               5
                       Consolidated Statements of Income
                                  (Unaudited)

                                               For the Three Month
                                                  Periods Ended
                                            March 31,      March 31,
                                              1996            1995
                                            ---------      ---------
Interest income:
  Interest and fees on loans              $    403,971    $   240,438
  Interest on securities:
   U.S. Treasury Securities                      4,611              -
   U.S. Government agencies                    174,054        262,435
   State and political subdivisions                  -          1,802
   Other securities                             13,349          1,920
   Interest on bank deposits                    13,065          8,987
   Interest on federal funds                    56,044         16,180
                                          ------------    -----------
     Total interest income                     665,094        531,762
                                          ------------    -----------
Interest expense:
  Interest on deposits:
   Demand deposits                              45,203         40,614
   Savings deposits                             23,774         18,565
   Time certificates of deposit                302,762        134,651
  Bank borrowings                              146,231        166,469
  Repurchase agreements                              -         40,054
  Interest expense on note payable              26,259         23,425
                                          ------------    -----------
     Total interest expense                    544,229        423,778
                                          ------------    -----------
     Net interest income                       120,865        107,984

Provision for loan losses                       12,000          1,200
                                          ------------    -----------
     Net interest income after
       provision for loan losses               108,865        106,784
                                          ------------    -----------
Other income:
  Net security gains                            86,521         23,377
  Decrease in market value
    of Loans Held for Sale                     (89,691)             -
  Service charges and Fees                         596          1,163
  Foreign exchange income                       18,488         12,431
  Mortgage banking income                      294,059        144,583
  Profit from equity investment in
    Michigan BIDCO                              20,000         46,726
  Other                                         43,767         10,549
                                          ------------    -----------
     Total other income                        373,740        238,829
                                          ------------    -----------

     The accompanying notes are an integral part of the consolidated financial statements.

                    NEWBERRY BANCORP, INC. AND SUBSIDIARIES                  6
                 Consolidated Statements of Income (continued)
                                  (Unaudited)


                                              For the Three Month
                                                  Periods Ended
                                            March 31,      March 31,
                                              1996            1995
                                          -------------   ------------
Other expenses:
  Salaries and wages                      $    370,827    $    79,132
  Employee benefits                             58,020         11,321
  Occupancy, net                                71,246         13,785
  Taxes other than income                        4,798          2,817
  Data processing and equipment expense         72,734         23,700
  Correspondent bank service charges             4,179         11,824
  Advertising                                   26,052         10,125
  Net expense of other real estate owned           414          3,215
  FDIC insurance                                   500         18,150
  Mortgage banking expense                      26,340         15,825
  Legal and audit expense                       57,044         93,466
  Other operating expenses                     155,326        100,328
                                          ------------    -----------
     Total other expenses                      847,480        383,688
                                          ------------    -----------
Income (Loss) before income taxes             (364,875)       (38,075)
                                          ------------    -----------
Income taxes (benefit)                        (127,642)       (24,962)
                                          ------------    -----------
     Net Income (Loss)                    $   (237,233)   $   (13,113)
                                          ============    ===========


Earnings(Loss) per common share
  (Note 1)                                      ($0.19)        ($0.01)
                                          ============    ===========

Weighted average shares outstanding
  (Note 1)                                   1,248,206      1,200,000
                                          ============    ===========

Dividends declared per share              $        ---    $       ---
                                          ============    ===========

     The accompanying notes are an integral part of the consolidated financial statements.

            NEWBERRY BANCORP, INC. AND SUBSIDIARY                             7

            Consolidated Statements of Cash Flows
                     (Unaudited)

                                                                      For the Three-Month
                                                                         Periods Ended
                                                                            March 31,
                                                                  1996                   1995
                                                              ------------          -------------
       Cash flow from operating activities:
       Net income (loss)                                   $      (237,233)       $       (13,113)
       Adjustments to reconcile net income to net
         cash from operating activities:
           Depreciation and amortization                           114,044                 28,975
           Provision for loan loss                                  12,000                  1,200
           Mortgage loans originated for sale                  (39,050,115)            (8,441,480)
           Proceeds from sale of loans                          34,552,470              6,643,243
           Net loss/(gain) on loan sales                          (110,983)
           Net amortization/accretion on securities                 (1,852)                (4,867)
           Gain on sale of available for
            sale securities                                        (86,521)               (23,377)
           Loss/(Gain) on sale of trading account
            securities                                              (5,205)                 9,427
           Proceeds from sales of trading account
            securities                                           1,422,276                984,494
           Market adjustment on loans held for sale                 89,691                (56,159)
           Change in:
             Investment in Northern Michigan BIDCO                 (19,160)              (178,726)
             Purchased mortgage servicing rights                   (70,614)              (353,386)
             Other real estate                                                             (4,071)
             Increase in other assets                             (295,609)              (162,272)
             Increase/(Decrease) in other liabilities              225,544               (873,940)
                                                           ---------------        ---------------
              Net cash from (used in)
                operating activities                            (3,461,267)            (2,444,052)
                                                           ---------------        ---------------
           Cash flow from investing activities:
             Purchase of available for sale
              securities                                        (6,251,453)            (2,652,639)
             Proceeds from sales of available for
              sale securities                                    5,890,857              1,814,862
             Loans granted net of repayments                    (1,441,212)            (3,467,985)
             Premises and equipment expenditures                  (344,713)               (21,925)
             Principal paydowns on available for
              sale securities                                      815,274                458,580
                                                           ---------------        ---------------
              Net cash from (used in)
                investing activities                            (1,331,247)            (3,869,107)
                                                           ---------------        ---------------
           Cash flow from financing activities:
             Net increase in repurchase agreements                       -              2,809,000
             Net increase in deposits                            8,680,706              2,390,804
             Other Bank Borrowings                                       -              1,361,157
             Net increase in mortgage escrow accounts              430,202                229,341
             Amount due to Broker                                        -             (1,288,169)
             Principal payment on notes payable                    (12,500)                     -
             Issuance of common stock                               66,750                      -
                                                           ---------------        ---------------
              Net cash from
                financing activities                             9,165,158              5,502,133
                                                           ---------------        ---------------
                 Net change in cash and
                   cash equivalents                              4,372,644               (811,026)

          Cash and cash equivalents:
            Beginning of period                                  1,937,631              1,514,679

            End of period                                  $     6,310,275        $       703,653
                                                           ===============        ===============

           Supplemental disclosure of cash flow information:

           Cash paid for interest expense                  $       484,759        $       274,340
           Cash paid for income taxes                                    -                852,719


The accompanying notes are an integral part of the financial statements.

                    NEWBERRY BANCORP, INC. AND SUBSIDIARIES                   8
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1) General

         See note 1 of Notes to Financial Statements incorporated by reference in the Company's 1995 Annual Report on Form 10-K for a summary of the Company's significant accounting policies.
         The unaudited financial statements included herein were prepared from the books of the Company in accordance with generally accepted accounting principles and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company's 1995 Annual Report on Form 10-K, and reflect adjustments which are solely of a normal, recurring nature. The current interim periods reported herein are included in the fiscal year subject to independent audit at the end of the year.
         Earnings per share are calculated based on the weighted average number of common shares outstanding during each period as follows: 1,248,206 and 1,200,000 for the three months ended March 31, 1996 and 1995, respectively. Stock options are considered not dilutive and therefore, not included in earnings per share calculations.

(2) Available-for-sale Securities

         The Bank's available-for-sale securities portfolio at March 31, 1996 had a net unrealized gain of approximately $129,000 as compared with a net unrealized gain of approximately $215,000 at December 31, 1995, a decrease of $86,000 mainly due to sales of securities at a profit during the quarter. The securities were sold to provide for increased loan demand.

Available-for-sale securities

                                                         March 31, 1996
                                    ----------------------------------------------------
                                                          Gross               Estimated
                                     Amortized          Unrealized                 Fair
    (in thousands)                      Cost        Gains        Losses           Value
    ------------------------------------------------------------------------------------
    U.S. agency mortgage-backed       11,325           45         (104)          11,266
    Other mortgage-backed                181                         -              181
    U.S. agency equity                   842          114            -              956
    Other equity                         160           74            -              234

    ------------------------------------------------------------------------------------
    Total investment securities
      available for sale             $12,508         $233        $(104)         $12,637
                                     =======         ====        ======         =======

Available-for-sale securities (continued)                                      9

                                                        December 31, 1995
                                   ----------------------------------------------------
                                                          Gross
                                   Amortized           Unrealized                  Fair
    (in thousands)                      Cost        Gains        Losses           Value
    -----------------------------------------------------------------------------------
    U.S. agency mortgage-backed      $10,243         $163         $(63)         $10,343
    Other mortgage-backed              1,680           29            -            1,709
    U.S. agency equity                   842           13            -              855
    Other equity                         111           73            -              184

    -----------------------------------------------------------------------------------
    Total securities
      available for sale             $12,876         $278         $(63)         $13,091
                                     =======         ====         =====         =======


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY

         For the three months ended March 31, 1996, a net loss of $237,233 was realized versus a net loss of $13,113 in the same period in 1995. Net interest income increased to $120,865 in the 1996 period from $107,984 in the 1995 period, and other income was $373,740 in the 1996 period versus $238,829 in the 1995 period. The increase in net loss was primarily the result of the increase in operating expenses in the quarter. However, other operating expense increased to $847,480 in the 1996 period from $383,688 in the 1995 period, as a result of the start-up of the Ann Arbor main office, the start-up of the Varsity Mortgage operation during the quarter, and the increased level of expenses over the prior year related to the acquisition of Midwest Loan Services and the start-up of Varsity Funding. Income from the equity in earnings of Michigan BIDCO decreased mainly as a result of a one-time expense associated with the start-up of the BIDCO's affiliate, Northern Michigan Foundation.
         Net loss per share in the three months ended March 31, 1996 was ($0.19), compared to ($0.01) for the three months ended March 31, 1995.

         The following table summarizes the pre-tax income of each profit center of the Company for the three months ended March 31, 1996 and 1995:

THREE MONTHS ENDED MARCH 31, 1996 PRE-TAX INCOME (LOSS) SUMMARY
        Banking & Mortgage Banking                                 $(263,632)
        Midwest Loan Services                                         (2,202)
        Varsity Funding                                              (35,322)
        Varsity Mortgage                                             (35,248)
        Equity in earnings of Michigan BIDCO                          20,000
        Corporate Office                                            ( 48,471)
                                                                    ---------
        Total                                                      $(364,875)

           THREE MONTHS ENDED MARCH 31, 1995 PRE-TAX INCOME (LOSS) SUMMARY
           Banking & Mortgage Banking                                           $( 76,766)
           Equity in earnings of Michigan BIDCO                                    46,726
           Corporate Office                                                      (  8,035)
                                                                                 ---------
           Total                                                                $( 38,075)

         The loss from operations for the three months ended March 31, 1996 was due to the start-up of new activities at the bank in Ann Arbor and at Varsity Funding, the commencement of operations at Varsity Mortgage, and an unusual expense at Michigan BIDCO associated with the start-up of the BIDCO's affiliate, Northern Michigan Foundation.
         The loss of the Company for the three months ended March 31, 1995 was principally a result of a lack of profitability from the Company's banking operations following the sale in December 1994 of the bulk of the Bank's retail deposits and loans, which was only partially offset by the equity in the earnings of Michigan BIDCO and income from the mortgage banking operation.


RESULTS OF OPERATIONS

Net Interest Income

         Net interest income increased to $120,865 for the three months ended March 31, 1996 from $107,984 for the three months ended March 31, 1995. Net interest income rose from the year ago period because of an increase in loans which was only partially offset by an increase in the cost of interest bearing liabilities. The yield on interest earning assets decreased from 7.04% in the 1995 period to 7.21% in the 1996 period. The cost of interest bearing liabilities decreased from 6.57% in the 1995 period to 6.12% in the 1996 period. Net interest income increased despite the fact that interest income as a percentage of total earning assets to decreased from 1.43% to 1.31%, because of a 22.1% larger interest earning base of assets.

Interest income

         Interest income increased from $531,762 in the quarter ended March 31, 1995 to $665,094 in the quarter ended March 31, 1996. The average volume of interest earning assets increased to $36,896,668 in the 1996 period from $30,202,189 in the 1995 period, an increase of 22.1%. The increased volume of earning assets was due to an increase in deposits, partially as a result of the new Ann Arbor main office. Interest income increased despite a decrease in the yield on earning assets. The overall yield on the loan portfolio decreased to 9.18% from 10.56%. New loans that the bank is making, have in general, lower yields than the high yield portfolio that was excluded from the sale of the bulk of the Bank's loans in December 1994.
         The average volume of investment securities in the three months ended March 31, 1996 decreased 8.6% over the same periods in 1995, as the Bank's portfolio of adjustable rate agency backed mortgage securities was liquidated and the funds repositioned in anticipation of increased loan demand from the new Ann Arbor main office. The yield on the securities portfolio decreased from 5.52% in the three month period ended March 31, 1995 to 5.42% in the 1996 period. The decrease in yields was in line with the general decrease in interest rates between early 1995 and early 1996.

Interest Expense

         Interest expense increased to $544,229 in the three months ended March 31, 1996 to $423,778 in the 1995 period. The increase was due to an increase in interest bearing liabilities as a result of increased deposits, only partially offset by a decrease in rates paid on deposits and borrowings. A portion of the decrease in rates was due to generally lower short term interest rates. The cost of funds decreased to 6.12% in the 1996 period from 6.57% in the 1995 period. The average volume of interest bearing liabilities increased 37.8% in the 1996 period versus the 1995 period.


                       MONTHLY AVERAGE BALANCE SHEET AND
                            INTEREST MARGIN ANALYSIS

         The following tables summarize monthly average balances, revenues from earning assets, expenses of interest bearing liabilities, their associated yield or cost and the net return on earning assets for the three months ended March 31, 1996 and 1995.

                                                        Three Months Ended March 31,
                                        -----------------------------------------------------------------------------------------
                                                 1996                                              1995
                                        ------------------------------------------------ ----------------------------------------
                                                               Interest        Average                      Interest    Average
                                              Average           Income/         Yield/        Average       Income/      Yield/
                                              Balance           Expense          Rate         Balance       Expense       Rate
ASSETS
Interest Earning Assets:
     Short Term Investments:
          Interest Bearing Deposits    $    1,058,526       $    13,065         4.94%       $    701,641    $    8,987    5.12%
          Federal Funds Sold                4,344,644            56,044         5.16%          1,167,884        16,180    5.54%

     Investment Securities:
          Non-taxable (1)                           -                 -            -             101,046         1,802    7.13%
          Taxable                          13,882,675           192,014         5.53%         19,124,392       264,355    5.53%
                                       --------------       -----------      -------        ------------    ----------   -----
     Total Investment Securities           19,285,845           261,123         5.42%         21,094,963       291,324    5.52%
                                       --------------       -----------      -------        ------------    ----------   -----
     Loans:
          Commercial                        3,402,917            84,650         9.95%          1,668,210        56,011   13.43%
          Real Estate Mortgage             12,960,293           287,208         8.86%          5,884,341       135,965    9.24%
          Installment/Consumer              1,247,613            32,113        10.30%          1,554,675        48,462   12.47%
                                       --------------       -----------      -------        ------------    ----------   -----
     Total Loans                           17,610,823           403,971         9.18%          9,107,226       240,438   10.56%
                                       --------------       -----------      -------        ------------    ----------   -----
Total Interest Bearing Assets              36,896,668           665,094         7.21%         30,202,189       531,762    7.04%
                                       --------------       -----------      -------        ------------    ----------   -----
Less allowance for possible
   loan losses & deferred fees               (342,177)                                          (354,367)
                                       --------------                                       ------------
                                           36,554,491                                         29,847,822

Mortgage servicing rights                   2,929,352                                          1,754,385
Non earning assets                          5,392,698                                          1,930,935
                                       --------------                                       ------------
     Total Assets                      $   44,876,541                                       $ 33,533,142
                                       ==============                                       ============



LIABILITIES
Interest Bearing Liabilities:
     Deposit Accounts:
         Now/S-Now                     $      321,981       $     4,039         5.02%       $     74,480    $      479    2.57%
         Savings                               29,189               183         2.51%            100,273           611    2.44%
         Canadian Dollar Savings            1,589,275            23,591         5.94%         1,066, 609        17,954    6.73%
         Time                              19,632,778           302,762         6.17%          8,329,727       134,651    6.47%
         Borrowed Funds                    10,000,000           150,340         6.01%         12,466,545       206,523    6.63%
         Money Market Accounts              3,004,332            41,164         5.48%          2,776,527        40,135    5.78%
         Holding Company Debt                 984,000            22,150         9.00%          1,000,000        23,425    9.37%
                                       --------------       -----------      -------        ------------    ----------   -----
             Total interest bearing
                liabilities            $   35,561,555           544,229         6.12%       $ 25,814,161       423,778    6.57%
                                       ==============       -----------      -------        ============    ----------   -----
Net interest income                                             120,865                                     $  107,984
                                                            ===========                                     ==========
Weighted average rate spread                                                    1.09%                                     0.48%
                                                                             =======                                     =====
Net yield on average earning
  assets                                                                        1.31%                                     1.43%

(1)  Actual yields; not adjusted for tax-equivalent yields

                                                                             13
Provision for Loan Losses


         Management increased the monthly loan loss provision to a rate of $6,000 in February 1996 from $400 in the prior-year period. The increase was the result of management's desire to build reserves, as new loans are originated in Ann Arbor. The actual loan losses were $2,172 in the three month period ended March 31, 1996 versus $26,625 in the three month period ended March 31, 1995.



                                                                Three Months Ended
                                                                     March 31
                                                         1996                          1995
                                                   ---------------------------------------------
Provision for loan losses                               12,000                          1,200
Loan charge-offs                                         2,172                         26,625
Reclassification                                             -                       (19,736)
Recoveries                                               3,185                            386
                                                       -------                        -------
Net increase (decrease)
  in provision                                          13,013                       (44,775)

                                                         At                            At
                                                   March 31, 1996              December 31, 1995
                                                  ----------------------------------------------
Total loans (1)                                     10,712,927                      9,270,703
Reserve for loan losses                                330,197                        317,185
Reserve/Loans (1), %                                      3.08%                          3.42%

(1) Excludes loans held for sale.

         In addition to the general loan loss reserve, the Company had a Michigan Strategic Fund loan loss reserve balance of $5,306 and $5,212 available at March 31, 1996 and December 31, 1995, respectively, to offset loan losses on a group of commercial loans amounting to approximately $564,000 at March 31, 1996 and December 31, 1995. The Michigan Strategic Fund (the "MSF") is a State of Michigan sponsored program. Under the terms of the program, the Bank can assign, at the Bank's sole discretion, business loans to be covered by MSF guarantees. The funds which are paid to the Bank by the MSF are held at the Bank in a segregated account to offset such loan losses. If there are no losses and the loans are all liquidated, the MSF would retain ownership of the funds in the segregated account.

         The following schedule summarizes the Company's nonperforming loans for the periods indicated:

                                                          At                                       At
                                                    March 31, 1996                          December 31, 1995
                                                ----------------------------------------------------------------
Past due 90 days and over
     and still accruing:
  Real estate                                           19,585                                   52,401
  Installment                                           22,705                                   34,400
  Commercial                                                 -                                    9,557
                                                       -------                                  -------
    Subtotal                                            42,290                                   96,358

Nonaccrual loans:
  Real estate                                           85,666                                   85,666
  Installment                                            1,518                                        -
  Commercial                                           267,614                                  326,312
                                                       -------                                  -------
    Subtotal                                           354,798                                  411,978

Other real estate owned                                130,596                                  130,596
                                                       -------                                  -------

   Total                                               527,684                                  638,932
     As % of loans (1)                                    4.93%                                    6.89%
   Ratio of reserve for loan
     losses to all loans
     90 days and over                                     83.2%                                    62.4%

(1) Excluding loans held for sale.

Subsequent to quarter-end, the Bank sold one of its two remaining parcels of other real estate owned for its net book value of $40,000. Economic conditions in the Bank's primary market area in Ann Arbor were strong in the period. The Sault Ste. Marie area appears not to be growing. The Newberry area appears to be rapidly growing because of the establishment of a major prison complex in the town by the State Department of Corrections. The sale of the bulk of the Bank's loan portfolio in December 1994 leaves the Bank with a larger than average loan loss reserve and a larger than average ratio of underperforming loans. The bulk of the Bank's non-performing loans enumerated above relate to borrowers in the Newberry area, with the remainder in the Sault Ste. Marie area.

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

Non-Interest Income

        Total non-interest income increased to $373,740 for the three months ended March 31, 1996 from $238,829 for the three months ended March 31, 1995. The increase was principally a result of a $149,476 increase in the Bank's mortgage banking income, and an increase in securities gains, which was partially offset by a decrease in the market value of loans held for sale and a decrease in the Company's share of the profit from the equity investment in Michigan BIDCO.

         Securities. During the three months ended March 31, 1996, securities totalling $5,890,857 were sold from the Bank's available-for-sale securities portfolio with a gross realized gain of $86,521 and no losses. During the quarter, the Bank sold the bulk of its fixed rate mortgage-backed securities and a portion of its agency backed CMOs indexed monthly to one year CMT.
During the first quarter of 1996, the yield on the Bank's taxable investment securities was 5.53%, versus the cost of borrowed funds of 6.01% and CDs of 6.17%. As the rates on the Bank's adjustable rate mortgage-backed securities adjust upward, there should ultimately be a positive spread between the cost of funds and the securities portfolio yield.

         Foreign Exchange. Foreign exchange revenues increased from $12,431 for the three months ended March 31, 1995 to $18,488 in the 1996 period, as a result of higher customer activity at the Bank.

         Mortgage Banking. Mortgage banking income increased from $144,583 in the three months ended March 31, 1995 to $294,059 in the three months ended March 31, 1996. Sharply increased loan purchase and origination volumes during the 1995 period were offset by a decrease in return from the Bank's investment in FHLMC single family mortgage loans serviced for others, as a result of amortization of servicing right assets due to mortgage payoffs. There was also a lower of cost or market adjustment of $89,691 charged against income in the 1996 period to mark the mortgages held for sale to the lower of cost or market. No lower of cost or market adjustment was required in the 1995 period. The result for the 1996 period was also dissimilar from the 1995 period in that it also included revenue from Midwest Loan Services, Varsity Funding and Varsity Mortgage
         At March 31, 1996, the Bank and its subsidiaries owned the right to service $274,743,000 of FHLMC mortgages for others, of which $189,103,000 was owned by the Bank and $85,640,000 was owned by Midwest Loan Services. The following table summarizes the portfolio by type and mortgage note rate:

($ in 000s)                                                           FIXED RATE - BY MATURITY
                                                   -------------------------------------------------------------
MORTGAGE RATE (%)                 ARMs                 UNDER 10               10-25                      OVER 25
9.00 and up                       2,190                   469                   394                        6,569
8.50 - 8.99                       8,422                   860                 1,126                       22,932
8.00 - 8.49                       5,881                   993                 2,339                       38,527
7.50 - 7.99                         808                 2,451                 5,785                       76,661
7.00 - 7.49                         387                 2,871                21,843                       35,632
6.50 - 6.99                         470                 3,689                15,626                       10,662
6.00 - 6.49                         488                 1,347                 2,583                        1,672
under 6.00                          331                   627                     -                          106
                                 ------                ------                ------                      -------
                                 18,978                13,307                49,695                      192,763

Current market
  interest rates                  6.375                 7.75%                 7.88%                        8.38%
Average annual
  servicing fee                   0.39%                 0.26%                 0.28%                        0.26%

         Lower interest rates in late 1995 were responsible for a surge in refinancing. If interest rates were to drop back down to those levels, refinancings and payoffs would likely increase over recent experience since a significant portion of the fixed rate mortgages being serviced carry interest rates within 1.0% of the current market rate. Based on recent comparable sales and indications of market value from industry brokers, management believes that the current market value of the Bank's portfolio of mortgage servicing rights exceeds cost by approximately $200,000 to $340,000. Market interest rate conditions can quickly affect the value of mortgage servicing rights in a positive or negative fashion, as long term interest rates rise and fall. If interest rates were to decline to levels briefly seen during the Summer of 1993, the portfolio would experience significant refinancings and payoffs, which would hurt income.

Mortgage Payoffs
First Quarter 1994                                                         $5,347,079
Second Quarter 1994                                                         3,358,617
Third Quarter 1994                                                          1,539,680
Fourth Quarter 1994                                                         1,544,922
First Quarter 1995                                                            765,480
Second Quarter 1995                                                         1,239,571
Third Quarter 1995                                                          1,919,412
Fourth Quarter 1995                                                         3,675,824
First Quarter 1996                                                          6,303,052

The above figures reflect those of the Bank only and not the payoffs associated with Midwest Loan Services' servicing rights portfolio.

         At March 31, 1996, the Bank had outstanding purchase commitments to buy single family FHLMC qualifying mortgage loans of $6,698,000 and outstanding forward commitments to deliver FHLMC mortgage-backed securities of $15,240,000, substantially all of which commitments were for delivery within three months or less, and financial futures used for hedging available-for-sale mortgage loans of $1,600,000. The following tables summarize mortgage banking activity for the three months periods ending March 31, 1996 and 1995:


(amounts in $000s)                                 Three Months Ended
                                                        March 31
                                                   1995          1996
                                                   --------------------
Net servicing originated                             (553)          784
Bulk servicing purchased                           29,996             -
                                                   ------        ------
Net increase in servicing                          29,443           784
                                                   ======        ======


(amounts in $000s)                                March 31,                       December 31,
                                                    1996                              1995
                                                  --------------------------------------------
Total servicing (1)                               189,103                           188,319
Book value of servicing                             2,056                             2,035
Estimated market value
  of servicing:
  Management estimate (2)                           2,294                             2,208
  Discounted cash flow (3)                          2,361                             2,318
Estimated excess of market
  over book value (4)                             305-238                           283-173

(1) Excludes servicing related to FHLMC and FNMA qualified loans held for delivery, and excludes servicing held by Midwest Loan Services
(2) Assumes a price based upon market transactions at March 31, 1996 of 5.0x (5.0 times the servicing fee) for 30-year servicing, 4.0x for 15-year servicing, 2.5x for Balloon servicing and 2.1x for ARM servicing, and at December 31, 1995 of 4.7x for 30-year servicing, 4.0x for 15-year servicing, 2.4x for Balloon servicing and 2.3x for ARM servicing. Excess servicing is discounted from these amounts at a multiple of one times the servicing fee.
(3) Uses net present value analysis of future cash flows, discounted back at 13.14% (the original rate used to price the bulk portfolio purchased in 1993).
(4)     Range based upon the two methods used in (2) and (3), above.

         During 1994 and early 1995, market transactions for servicing rights showed a trend to increased prices. Prices decreased throughout the remainder of 1995 to a low late in the year, and rose somewhat in early 1996.
         Recent origination activity subsequent to quarter-end has increased and management anticipates that its monthly mortgage origination activity will increase in the second quarter of 1996 from the levels of the first quarter. Varsity Mortgage began operations in March 1996.

         Michigan BIDCO. Michigan BIDCO (the "BIDCO") invests in businesses in Michigan with the objective of fostering job growth and economic development. As of March 31, 1996, the BIDCO had made fourteen such investments, amounting to a total of $9,820,000 at original cost (before repayments or participations sold). At March 31, 1996, the BIDCO had total assets of $6,889,966. For the three months ended March 31, 1996 and 1995, the Bank's 44.1% equity share in the earnings of the BIDCO's reported net income was $20,000 and $46,726, respectively. Income for the 1996 first quarter was negatively impacted by an unusual expense associated with the start-up of the BIDCO's affiliate, Northern Michigan Foundation (see below).
         The Bank owns 280 shares of common stock in the BIDCO, currently representing a 44.1% equity interest. The Company's consolidated fully diluted ownership in the BIDCO is 15.6%, after considering the impact of convertible bonds.
         Michigan BIDCO makes its investments in the form of loans or direct equity investments, or a combination thereof. The BIDCO's limit on its investment in one borrower is currently $500,000, and the BIDCO arranges participations for investments in excess of this amount. The Bank is restricted from investing or lending to a business that the BIDCO finances.
The BIDCO typically receives warrants or participation rights in the companies in which it invests. To date, investments (at original investment cost) have been made in the following types of businesses:

         Michigan BIDCO, investments:
         ---------------------------
                                                                                Total       Equity
         Industry                                                          Investment       Participation?
         #1 ABC-TV affiliate                                               $  300,000       yes
         #2 Adult foster care                                                  40,000       no
         #3 Cable TV                                                          545,000       yes
         #4 Children's clothing manufacturer                                  200,000       yes
         #5 Environmental engineering                                         100,000       repurchased
         #6 Limited service hotels                                            738,600       yes
         #7 Metal manufacturing                                                80,000       no
         #8 Paper converting                                                2,662,000       yes
         #9 Plastic injection molding                                       2,000,000       repurchased
         #10 Railcar parts manufacturing                                      125,000       yes
         #11 Railroad boxcar leasing                                        1,300,000       no
         #12 Recycled paper pulp mill                                         780,000       yes
         #13 Residential mortgage servicing                                   450,000       repurchased
         #14 Tissue paper mill                                                500,000       yes
                                                                            ---------
         Total                                                             $9,820,600
                                                                           ==========

         The loans associated with investments #2, 4, 9, and 13 have been repaid in full. Loan participations have been sold in loans associated with investments #6, 8, 11, and 12. At March 31, 1996, the BIDCO had no outstanding conditional commitments to lend.

         Northern Michigan Foundation. In December 1995, the BIDCO donated $225,000 to capitalize Northern Michigan Foundation (the "Foundation"), and in early 1996, donated an additional $75,000 to the Foundation. These donations negatively impacted the BIDCO's and the Company's earnings in the 1996 first quarter. The BIDCO anticipates that on an ongoing basis a portion of its overhead will be borne by the Foundation. The BIDCO and the Foundation share administrative staffs and offices, with the Foundation reimbursing the BIDCO for these services. As a result of its capitalization by the BIDCO, the Foundation was able to borrow a total of $2,000,000 from the U.S. Rural Economic Community Development Service Agency ("U.S. RECDS") at 1% interest with a 30 year term. As of March 31, 1996, the Foundation had lent $200,000 of its available funds to two borrowers.


Non-Interest Expense

        Non-interest expense increased to $847,480 in the three months ended March 31, 1996 from $383,688 for the three months ended March 31, 1995. The increase was primarily the result of the start-up of the Ann Arbor main office, the start-up of the Varsity Mortgage operation in March 1996, and the increased level of expenses over the prior year related to Midwest Loan Services (which was acquired in December 1995) and Varsity Funding (which commenced operations in October 1995). Operations at the Bank in Ann Arbor reflect a full quarter of personnel and other expenses, although the revenue from the new main office did not begin to increase until after the new office opened in early February 1996.

        Non-interest operating expense for only the parent company increased from $10,767 for the three month 1995 period to $33,193 for the 1996 period. Legal and audit expenses and other miscellaneous expenses were higher.

Liquidity and Capital Resources

Parent Company Liquidity:
         At year-end 1995, Newberry Bancorp, Inc. held cash and marketable equity securities of $400,870. This decreased by $62,143 to $338,727 at March 31, 1996. The decrease in cash and marketable equity securities was due to operating expenses and payments of principal and interest on the Company's loan. During the three months ended March 31, 1996 no dividends were paid from the Bank, as a result of low profitability at the Bank. Dividends from the Company's bank subsidiary together with earnings from the cash and marketable equity securities held by the parent company are the principal sources of income used to fund the parent company's indebtedness owing to First Northern Bank & Trust ("FNB&T"), which amounted to $987,500 and $1,000,000 at March 31, 1996 and at December 31, 1995, respectively. The note matures November 1, 1996, but it is expected to be available for renewal for an additional one year subject to the Company's compliance with the loan terms. Management believes that the cash and securities on hand together with available unrestricted retained earnings that University Bank is able to pay the Company in the form of dividends, with permission of the Company's secured debt lender, is currently sufficient to cover any required principal reductions during 1996 on the holding company's loan.

Capital Resources:

        The following table sets forth the Bank's risk based assets, and the capital ratios and risk based capital ratios of the Bank and Company.

                                                 UNIVERSITY BANK
Risk Adjusted Assets & Risk Adjusted Capital Ratio at March 31, 1996

                                    ($ in 000's)
- ----------------------------------------------------------------------------------------
                                                                              Risk Adj.
                                                      Value        Risk         Asset
                      Asset                          (000's)      Weight        Value
- -------------------------------------------------  -----------  -----------  -----------
Cash and Fed Funds                                      5,655            0%           0
Reserve for Loan Losses                                  (330)           0%           0
U.S. Treasury Securities                                2,969            0%           0
U.S. Gov't Agency Mortgage-backed Securities            8,122           20%       1,624
U.S. Gov't Equity Securities                              956           20%         191
U.S. Gov't Guaranteed Loans                               224           20%          45
Balances at Domestic and Canadian Banks                   655           20%         131
Other Mortgage-backed Securities                          356           50%         178
1-4 Family Mortgage Loans                              16,054           50%       8,027
All Other Loans                                         5,589          100%       5,589
All Other Securities                                       23          100%          23
Real Estate Owned                                         131          100%         131
Premises & Equipment                                    1,651          100%       1,651
Mortgage Servicing Rights                               2,946          100%       2,946
Other Assets                                            1,876          100%       1,876


- -------------------------------------------------  ----------
TOTAL ASSETS                                           46,877
                                                   ==========
Off Balance Sheet Items:
     Letters of Credit and Committments                 3,111       100.00%       3,111
     Foreign Exchange Contracts                         1,100         0.50%(1)        6
     Interest Rate Contracts                            1,600         0.00%(1)        2
     FHLMC Loan Purchase Committments                   6,698        50.00%       3,349
     MBS FHLMC Forward Sell Committments               15,240         0.00%(1)       41
     Agency Guaranteed Commercial Loans Sold              203        20.00%          41
                                                   ----------     ---------    --------
TOTAL RISK-ADJUSTED ASSETS                                                       28,962
                                                                               ========

CAPITAL RESOURCES
Shareholders Equity, GAAP                               4,844                     4,844
Unrealized (Gain) on AFS Securities                       (36)                      (36)
Minority interest in consolidated subsidiary              199                       199
Mortgage Servicing Rights Limitation                     (417)                     (417)
                                                        -----                     -----
Total Equity (Tier 1)                                   4,590                     4,590
Qualifying Loan Loss Reserve (Tier 2)                     330                       330
                                                        -----                     -----
Regulatory Capital (Tier 1 & Tier 2)                    4,920                     4,920
                                                        =====                     =====

Primary and Total Capital Ratio (Leverage)              10.50%
                                                        =====
Risk-adjusted Capital Ratio (Tier 1)                    15.85%                    15.85%
                                                        =====                     =====
Risk-adjusted Capital Ratio (Tier 1 & Tier 2)           16.99%                    16.99%
                                                        =====                     =====
Newberry Bancorp Consolidated
     Total Capital Ratio (Leverage Ratio)                9.34%
                                                        =====

(1) Plus market value, or replacement cost valuation, as required.

University Bank Liquidity:

         The Bank's primary sources of liquidity are customer deposits, scheduled amortization and prepayments of loan principal, cash flow from operations, maturities of various investments, the sale of loans held for sale, reverse repo credit lines and borrowings from the Federal Home Loan Bank secured by securities and residential mortgage loans, and overnight fed funds credit lines from correspondent banks. In addition, the Bank invests in overnight Federal Funds. At March 31, 1996, the bank had cash and due from banks and fed funds on hand of $4,406,119. At March 31, 1996 the Bank had available overnight fed funds lines of $800,000. Subsequent to quarter-end, the Bank received a commitment for a $10,000,000 line of credit secured by mortgage loans for sale to the secondary market. In order to bolster liquidity, the Bank has also sold brokered CDs from time to time.

Impact of Inflation

         The primary impact of inflation on the Company's operations is reflected in increased operating costs. Since the assets and liabilities of the Company are primarily monetary in nature, changes in interest rates have a more significant impact on the Company's performance than the general effects of inflation. However, to the extent that inflation affects interest rates, it also affects the net income of the Company.
         Rising long term and short term interest rates tend to increase the value of the Bank's investment in mortgage servicing rights and improve the Bank's current return on such rights by lowering required amortization rates on the rights. However, rising interest rates tends to decrease new mortgage origination activity, negatively impacting current income from mortgage banking operations. The table on page 23 details the Bank's asset/liability sensitivity as of March 31, 1996.

                                 UNIVERSITY BANK                              23
                  Asset/Liability Position Analysis   3/31/96
                                  ($ in 000's)
                            Maturing or Repricing in

                                      3 Mos  91 Days to  1 - 5   Over 5    ALL
         ASSETS                      or Less   1 Year    Years    Years   OTHERS   TOTAL
         ------                      -------   ------    -----   ------   ------   -----
    Fed Funds                          4,374        0        0        0        0    4,374
    Loans (1)                            297    1,080    2,546    1,905        0    5,828
    Canadian Investments                  32        0        0        0        0       32
    Securities Available for Sale      6,253    5,257       10        9    1,425   12,954
    Loans held for Sale               11,100        0        0        0        0   11,100
    Matured Loans                        773        0        0        0        0      773
    Variable Rate Loans                3,129        0        0        0        0    3,129
    Other Assets                           0        0        0        0    6,076    6,076
    Cash and Due from Banks                0        0        0        0    1,904    1,904
    Overdrafts                           149        0        0        0        0      149
    Non-Accrual Loans                      0        0        0        0      558      558
                                      ------    -----    -----    -----    -----   ------
      TOTAL ASSETS                    26,107    6,337    2,556    1,915    9,963   46,877

         LIABILITIES

    CD's over $100,000                   431      807      300        0        0    1,538
    CD's under $100,000                6,449    6,085    7,277        0        0   19,810
    MMDA                               5,117        0        0        0        0    5,117
    NOW                                  182        0        0        0        0      182
    Demand                             3,188        0        0        0        0    3,188
    Savings                               34        0        0        0        0       34
    Canadian Savings                   1,162        0        0        0        0    1,162
    Other Liabilities                      0        0        0        0    1,003    1,003
    Borrowings                         2,500    7,500        0        0        0   10,000
    Equity                                 0        0        0        0    4,844    4,844
                                      ------   ------    -----     ----    -----   ------
      TOTAL LIABILITIES               19,062   14,392    7,577        0    5,846   46,877


         GAP                           7,044   (8,054)  (5,022)   1,915    4,117        0


         CUMULATIVE
         GAP                           7,044   (1,010)  (6,031)  (4,116)       0

         GAP
         PERCENTAGE                    15.03%   -2.15%  -12.87%   -8.78%    0.00%

    Notes:
     (1) Net of bad debt reserves.

         PART II OTHER INFORMATION

Item 1. Legal Proceedings

         There are no material pending legal proceedings to which the Company or any of its subsidiaries is party or to which any of their properties are subject.

Item 5. Other information

         Parent Company Financial Information

                 Certain condensed financial information with respect to
                   Newberry Bancorp, Inc. follows:

         NEWBERRY BANCORP, INC. (The Parent)                         25

            Condensed Balance Sheet (Unaudited)
                                                 March 31,         December 31,
                                                    1996               1995
     ASSETS                                      ---------         -----------
     Cash and due from banks                    $  127,690        $    239,868
                                                ----------        ------------
     Investment in subsidiary                    4,843,524           5,023,367
                                                ----------        ------------
     Due from ESOP                                   1,000               1,000
     Securities available for sale (Note 2)        211,037             161,002
     Investment in Northern Michigan BIDCO         202,660             202,780
     Federal income tax receivable                  58,030              58,030
     Furniture, fixtures & equipment                   992               1,743
     Deferred taxes                                  8,537               8,537
     Prepaid expenses and other assets               9,770               8,865
                                                ----------        ------------
     Total other assets                            492,026             441,957

       TOTAL ASSETS                              5,463,240           5,705,192
                                                ==========        ============

                                                 March 31,         December 31,
                                                    1996               1995
     LIABILITIES AND SHAREHOLDERS EQUITY        ----------        ------------

     Note payable                                  987,500           1,000,000
     Accrued interest payable                       15,246              24,479
     Accounts payable                               37,552              29,815
     Due to subsidiary                                   -                   -
                                                ----------        ------------
          Total Liabilities                      1,040,298           1,054,294

     Stockholders' equity:
       Capital stock and paid in capital         2,739,359           2,672,609
       Retained earnings                         1,598,998           1,836,231
       Net unrealized gain (loss) on
         available-for-sale securities              84,585             142,058
                                                ----------        ------------
          Total Stockholders' equity             4,422,942           4,650,898
                                                ----------        ------------
          TOTAL LIABILITIES AND
            SHAREHOLDERS EQUITY                 $5,463,240        $  5,705,192
                                                ==========        ============

           NEWBERRY BANCORP, INC. (The Parent)                     26

       Condensed Statement of Operations         For the Three-Month
                   (Unaudited)                      Periods Ended
                                                      March 31
                                                 1996          1995
                                                 ----          ----
Net income from bank subsidiary               $(188,762)   $  (1,040)
Gain (loss) on sale of investment                     -       15,330
Interest income                                   4,400        1,920
Other income                                      2,472        8,907
                                              ---------    ---------
   Total income                                (181,890)      25,117
                                              ---------    ---------
Interest expense                                 22,150       23,425
Legal and Audit Expense                          19,205        3,508
Public listing expense                                0        1,000
Other expenses                                   13,988        6,259
                                              ---------    ---------
   Total expenses                                55,343       34,192
                                              ---------    ---------
   Income before income taxes                  (237,233)      (9,075)
                                              ---------    ---------
   Income taxes                                       -        4,038
                                              ---------    ---------
   Net income                                  (237,233)     (13,113)
                                              =========    =========

Net income per common share                     ($0.190)     ($0.011)
                                              =========    =========

Dividends declared per share                  $     ---    $     ---
                                              =========    =========

        NEWBERRY BANCORP, INC. (The Parent)                                  27

        Condensed Statement of Cash Flows
                    (Unaudited)
                                                                      For the Three Month
                                                                         Periods Ended
                                                                           March 31,

                                                                   1996                 1995
        Reconciliation of net income (loss)
          to net cash used in
          operating activities:
           Net income (loss)                                   $    (237,233)       $    (13,113)
           Depreciation                                                  751                 750
           Amortization of Premium on Securities                        (120)                  -
           Proceeds from sales of trading securities                       -              74,367
           Purchases of trading securities                                 -             (44,970)
           Loss (gain) on sale of investments                              -             (15,330)
           Decrease (increase) in receivable
              from affiliate                                         (66,750)            973,211
           Decrease (increase) in Other Assets                          (905)           (195,810)
           Increase (decrease) in interest payable                    (9,233)             23,425
           Increase (decrease) in Other Liabilities                    7,737            (582,260)
           Investment in Northern Michigan Bidco                           -            (132,000)
           Subsidiary net income                                     188,763               1,040
                                                               -------------        ------------
             Net cash provided by (used in)
              operating activities                                  (116,990)             89,310
                                                               -------------        ------------

       Cash flow from investing activities:
         Subsidiary dividends received                                     -                   -
         Contributions of capital to subsidiary                            -                   -
         Purchase of available for sale securities                   (49,438)                  -
         Proceeds from sale of available for sale securities               -                   -
         Advances to Michigan BIDCO                                        -                   -
         Capital expenditures                                              -                   -
                                                               -------------        ------------
             Net cash provided by (used in)
              investing activities:                                  (49,438)                  -
                                                               -------------        ------------

       Cash flow from financing activities:
         Proceeds from bank financing
         Principal payment on notes payable                          (12,500)                  -
         Proceeds from sale of common stock                           66,750                   -
         Purchase of treasury stock                                        -                   -
                                                               -------------        ------------
             Net cash provided by (used in)
              financing activities:                                   54,250                   -
                                                               -------------        ------------
           Net changes in cash and cash equivalents                 (112,178)             89,310

       Cash:
         Beginning of year                                           239,868              54,151
                                                               -------------        ------------

         End of year                                           $     127,690        $    143,461
                                                               =============        ============

      Supplemental disclosure of cash flow information:
       Cash paid (received) during the year for:
         Interest                                              $      20,047        $     (8,907)
         Income tax                                            $           -        $    (22,281)

Item 6. Exhibits and Reports on Form 8-K.

         (a) Exhibits.

                 10.15 1995 Stock Plan (as amended, incorporated by reference to Exhibit A to the Registrant's definitive Proxy Statement for its 1996 Annual Meeting of Stockholders)

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

                                           NEWBERRY BANCORP INC.

Date:            May 14, 1996              /s/ Thomas J. Vandermus
                                           -------------------------
                                           Thomas J. Vandermus
                                           Chief Financial Officer
                                           (On behalf of the registrant
                                           and as
                                           Principal Financial Officer)

   Exhibit Index
   -------------                                         Sequentially
                                                         Numbered
                                                         Page
                                                         ------------





27.              Financial Data Schedule                      30