Form 10-Q
period 1996-06-30
UNIVERSITY BANCORP INC /DE/
filed 1996-08-13
CIK 811211

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

   (Mark One)

      [X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

      For the quarterly period ended June 30, 1996

                                       OR

      [ ]   Transition Report Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

      For the transition period from                to
                                     --------------    ---------------

      Commission File Number 0-16023

                            UNIVERSITY BANCORP, INC.
             (Exact name of registrant as specified in its charter)


           Delaware                                38-2929531
   (State of incorporation)              (IRS Employer Identification Number)


     209 East Portage Avenue,
     Sault Ste. Marie, Michigan                               49783
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

Yes       X          No
    -----------         ------------


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $0.010 par value             Outstanding at August 9, 1996
                                                           1,250,843 shares


                               page 1 of 32 pages
                 Exhibit index on sequentially numbered page 31

                               FORM 10-Q                                       2

                           TABLE OF CONTENTS


PART I - Financial Information


Item 1.      Financial Statements                                  PAGE

             Consolidated Balance Sheets                             3
             Consolidated Statements of Operations                   5
             Consolidated Statements of Cash Flows                   7
             Notes to the Consolidated Financial
               Statements                                            8

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations           9

             Summary                                                 9
             Results of Operations                                  10
             Liquidity and Capital Resources                        22

PART II - Other Information

             Item 1. Legal Proceedings                              26
             Item 4. Submission of Matters to a vote                26
                      of Security Holders
             Item 5. Other Information
                      Parent Company Condensed
                            Financial Information                   26
             Item 6. Exhibits & Reports on Form 8-K                 30

Signature                                                           30

Exhibit Index                                                       31

             Item 1. Financial Data Schedule                        32
             Exhibit 3.1  Composite Certificate of Incorporation    33
                                 as Amended
- -------------------------------------------------------------------


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

Part 1 - Financial Information
Item 1. - Financial Statements


                       UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                            Consolidated Balance Sheets
                         June 30, 1996 and December 31, 1995
                                  (Unaudited)

                                          June 30     December 31
                                           1996          1995
ASSETS                                  -----------   -----------
Cash and due from banks                 $ 1,623,540   $   578,216
Federal funds sold                        3,389,903     1,359,415
                                        -----------   -----------
     Total cash and cash equivalents      5,013,443     1,937,631

Securities available for sale (note 2)    7,913,205    13,090,547

Loans held for sale                      18,942,027     7,983,154
Loans, net                               14,972,115     8,953,518

Premises and equipment                    1,986,093     1,360,283
Purchased mortgage servicing rights       3,190,360     2,936,703
Investment in and Advances to
    Michigan BIDCO                          805,327       765,858
Other real estate owned                           0       130,596
Other assets                              1,674,186     1,116,238
                                        -----------   -----------
      Total other assets                  7,655,966     6,309,678
                                        -----------   -----------
      TOTAL ASSETS                      $54,496,756   $38,274,528
                                        ===========   ===========


            The accompanying notes are an integral part of the
                      consolidated financial statements.

                       UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                              Consolidated Balance Sheets
                         June 30, 1996 and December 31, 1995
                                  (Unaudited)

                                          June 30     December 31
                                            1996          1995
LIABILITIES AND STOCKHOLDERS EQUITY      -----------   -----------
Deposits:
  Demand - non interest bearing          $ 2,613,018   $ 1,103,921
  Demand - interest bearing               10,365,016     1,642,425
  Savings                                  1,112,863     1,075,328
  Time                                    24,526,818    16,923,492
                                         -----------   -----------
     Total Deposits                       38,617,715    20,745,166

FHLB advances                              7,000,000    10,000,000
Mortgage escrow                            1,548,301     1,055,337
Note payable                                 975,000     1,000,000
Deferred Noncompete income                   119,578       137,080
Other Liabilities                          1,827,884       484,912
                                         -----------   -----------
     Total Liabilities                    50,088,478    33,422,495
                                         -----------   -----------

Minority Interest                            197,769       201,135

Stockholders' equity:
  Preferred Stock, $0.001 par value;
   Authorized - 500,000 shares;
    issued 0 shares in both 1995 and 1994          -             -
  Common stock, $0.01 par value;
   Authorized - 2,500,000 shares;
    issued  and outstanding
    1,288,125 shares in 1996
    and 1,276,125 shares in 1995              12,881        12,761
  Treasury Stock - 37,282 shares in
    1995 and 1996                           (139,808)     (139,808)
  Additional Paid-in-Capital               2,866,286     2,799,656
  Retained earnings                        1,414,258     1,836,231
  Net unrealized gain on securities
   available for sale, net of tax
   of $29,309 in 1996, and
   $73,181 in 1995.                           56,892       142,058
                                         -----------   -----------
     Total Stockholders' equity            4,210,509     4,650,898
                                         -----------   -----------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY              $54,496,756   $38,274,528
                                         ===========   ===========

            The accompanying notes are an integral part of the
                      consolidated financial statements.

                   UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                       Consolidated Statements of Income
                                 (Unaudited)

                                              For the Three Month              For the Six Month
                                                 Periods Ended                   Periods Ended
                                            June 30,      June 30,          June 30,       June 30,
                                              1996          1995              1996           1995
                                            --------      --------          --------       --------
Interest income:
  Interest and fees on loans              $  797,007      $329,547        $1,200,978     $  569,985
  Interest on securities:
   U.S. Treasury Securities                   28,293             -            32,904              -
   U.S. Government agencies                  123,319       269,517           297,373        531,952
   State and political subdivisions                -         1,802                 -          3,604
   Other securities                           21,108         5,977            34,457          7,897
   Interest on bank deposits                  11,625        11,096            24,690         20,083
   Interest on federal funds                  36,883        11,383            92,927         27,563
                                          ----------      --------        ----------     ----------
     Total interest income                 1,018,235       629,322         1,683,329      1,161,084
                                          ----------      --------        ----------     ----------
Interest expense:
  Interest on deposits:
   Demand deposits                           112,055        32,721           157,258         73,335
   Savings deposits                           19,595        21,244            43,369         39,809
   Time certificates of deposit              383,943       210,785           686,705        345,436
  Bank borrowings                            140,431       119,533           286,662        286,002
  Repurchase agreements                            -        42,672                 -         82,726
  Interest expense on note payable            28,812        65,286            55,071         88,711
                                          ----------      --------        ----------     ----------
     Total interest expense                  684,836       492,241         1,229,065        916,019
                                          ----------      --------        ----------     ----------
     Net interest income                     333,399       137,081           454,264        245,065

Provision for loan losses                     18,000         1,200            30,000          2,400
                                          ----------      --------        ----------     ----------
     Net interest income after
       provision for loan losses             315,399       135,881           424,264        242,665
                                          ----------      --------        ----------     ----------
Other income:
  Net security gains                           9,340         8,720            95,861         32,097
  Decrease in market value
    of Loans Held for Sale                   (75,697)            -          (165,388)             -
  Service charges and Fees                     6,917         1,396             7,513          2,559
  Foreign exchange income                     12,364        20,012            30,852         32,443
  Mortgage banking income                    541,742       163,272           835,801        307,855
  Profit from equity investment in
    Michigan BIDCO                            20,000        23,756            40,000         70,482
  Other                                       60,342        10,465           104,109         21,014
                                          ----------      --------        ----------     ----------
     Total other income                      575,008       227,621           948,748        466,450
                                          ----------      --------        ----------     ----------

              The accompanying notes are an integral part of the
                      consolidated financial statements.

                   UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Income (continued)
                                  (Unaudited)


                                                For the Three Month             For the Six Month
                                                  Periods Ended                   Periods Ended
                                             June 30,       June 30,         June 30,       June 30,
                                               1996           1995             1996           1995
                                            -----------    ----------        ----------     ----------
Other expenses:
  Salaries and wages                        $   531,605    $  100,582        $  902,432     $  179,714
  Employee benefits                              93,236        23,408           151,256         34,729
  Occupancy, net                                 77,695        15,290           148,941         29,075
  Taxes other than income                         6,958        12,084            11,756         14,901
  Data processing and equipment expense          94,392        21,411           167,126         45,111
  Correspondent bank service charges              4,470         5,262             8,649         17,086
  Advertising                                    43,207         3,069            69,259          6,194
  Net expense of other real estate owned            602         4,302             1,016          7,517
  FDIC insurance                                    500        17,550             1,000         35,700
  Mortgage banking expense                       75,853        21,034           102,193         36,859
  Legal and audit expense                        72,307       117,715           129,351        211,181
  Other operating expenses                      190,504        63,373           345,830        170,701
                                             ----------    ----------        ----------     ----------
     Total other expenses                     1,191,329       405,080         2,038,809        788,768
                                             ----------    ----------        ----------     ----------
Income (Loss) before income taxes              (300,922)      (41,578)         (665,797)       (79,653)
                                             ----------    ----------        ----------     ----------
Income taxes (benefit)                         (116,181)      (24,493)         (243,823)       (49,455)
                                             ----------    ----------        ----------     ----------
     Net Income (Loss)                       $ (184,741)   $  (17,085)       $ (421,974)    $  (30,198)
                                             ==========    ==========        ==========     ==========


Earnings(Loss) per common share (Note 1)        ($0.148)      ($0.014)          ($0.338)       ($0.025)
                                             ==========    ==========        ==========     ==========

Weighted average shares outstanding (Note 1)  1,250,843     1,198,480         1,249,524      1,199,236
                                             ==========    ==========        ==========     ==========

Dividends declared per share                 $ ---         $ ---             $ ---          $ ---
                                             ==========    ==========        ==========     ==========

              The accompanying notes are an integral part of the
                      consolidated financial statements.

                                                                             7
     UNIVERSITY BANCORP, INC. AND SUBSIDIARY

     Consolidated Statements of Cash Flows
              (Unaudited)

                                                     For the Six-Month
                                                       Periods Ended
                                                          June 30,
                                                   1996              1995
                                               ------------       -----------
Cash flow from operating activities:
Net income (loss)                              $   (421,974)      $   (30,198)
Adjustments to reconcile net income to net
  cash from operating activities:
    Depreciation and amortization                   251,173            58,866
    Provision for loan loss                          30,000             2,400
    Mortgage loans originated for sale         (127,676,772)      (25,268,110)
    Proceeds from sale of loans                 108,051,816        22,159,337
    Net loss/(gain) on loan sales                  (345,150)          (21,923)
    Net amortization/accretion on securities        (25,241)           (9,012)
    Gain on sale of available for
     sale securities                                (95,861)          (32,097)
    Loss/(Gain) on sale of trading account
     securities                                      62,336             5,290
    Proceeds from sales of trading account
     securities                                   8,948,897         4,026,566
    Change in:
      Investment in Northern Michigan BIDCO         (39,469)          (70,482)
      Purchased mortgage servicing rights          (386,251)         (408,390)
      Other real estate                             130,596           (95,536)
      Increase in other assets                     (514,849)         (353,141)
      Increase/(Decrease) in other liabilities    1,322,104        (1,117,616)
                                               ------------       -----------
       Net cash from (used in)
         operating activities                   (10,708,645)       (1,154,046)
                                               ------------       -----------
    Cash flow from investing activities:
      Purchase of available for sale
       securities                                (9,079,973)       (5,738,158)
      Proceeds from sales of available for
       sale securities                            8,627,779         5,759,971
      Loans granted net of repayments            (6,048,597)       (3,131,287)
      Premises and equipment expenditures          (744,389)         (619,663)
      Principal paydowns on available for
       sale securities                            5,622,375           943,987
                                               ------------       -----------
       Net cash from (used in)
         investing activities                    (1,622,805)       (2,785,150)
                                               ------------       -----------
    Cash flow from financing activities:
      Net increase in deposits                   17,872,548         3,988,118
      Other Bank Borrowings                      (3,000,000)          760,331
      Net increase in mortgage escrow accounts      492,964           162,621
      Amount due to Broker                                -        (1,215,919)
      Principal payment on notes payable            (25,000)                -
      Issuance of common stock                       66,750                 -
      Purchase of treasury stock                                      (19,927)
                                               ------------       -----------
       Net cash from
         financing activities                    15,407,262         3,675,224
                                               ------------       -----------
          Net change in cash and
            cash equivalents                      3,075,812          (263,972)

   Cash and cash equivalents:
     Beginning of period                          1,937,631         1,514,679

     End of period                             $  5,013,443       $ 1,250,707
                                               ============       ===========

    Supplemental disclosure of cash flow
     information:

    Cash paid for interest expense             $  1,166,519       $   930,119
    Cash paid for income taxes                            -           881,719



  The accompanying notes are an integral part of the financial statements.

                   UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1) General

        NAME CHANGE. In June 1996, the Company changed its name from Newberry Bancorp, Inc. to University Bancorp, Inc.
        See note 1 of Notes to Financial Statements incorporated by reference in the Company's 1995 Annual Report on Form 10-K for a summary of the Company's significant accounting policies.
        The unaudited financial statements included herein were prepared from the books of the Company in accordance with generally accepted accounting principles and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company's 1995 Annual Report on Form 10-K, and reflect adjustments which are solely of a normal, recurring nature. The current interim periods reported herein are included in the fiscal year subject to independent audit at the end of the year.
        Earnings per share are calculated based on the weighted average number of common shares outstanding during each period as follows: 1,250,843 and 1,198,480 for the three months ended June 30, 1996 and 1995, respectively, and 1,249,524 and 1,199,236 for the six months ended June 30, 1996 and 1995, respectively. Stock options are considered not dilutive and therefore, not included in earnings per share calculations.

(2) Available-for-sale Securities

        The Bank's available-for-sale securities portfolio at June 30, 1996 had a net unrealized gain of approximately $86,000 as compared with a net unrealized gain of approximately $129,000 at March 31, 1996 and $215,000 at December 31, 1995, a decrease of $43,000 and $129,000, respectively, mainly due to sales of securities at a profit during the periods. The securities were sold to provide funds for increased loan demand.

Available-for-sale securities

                                                      June 30, 1996
                       --------------------------------------------------------------------------
                                                                 Gross                  Estimated
                              Amortized                        Unrealized                  Fair
(in thousands)                     Cost                  Gains           Losses           Value
- -------------------------------------------------------------------------------------------------
U.S. agency mortgage-backed      6,685                     33            (131)            6,587
Other mortgage-backed                -                      -               -                 -
U.S. agency equity               1,032                    151               -             1,183
Other equity                       110                     33               -               143
- -------------------------------------------------------------------------------------------------
Total investment securities
  available for sale            $7,827                   $217           $(131)           $7,913
                                ======                   ====           =====            ======

Available-for-sale securities (continued)                                      9

                                              March 31, 1996
                       ------------------------------------------------------------------
                                                        Gross                   Estimated
                            Amortized                 Unrealized                   Fair
(in thousands)                   Cost           Gains           Losses            Value
- ------------------------------------------------------------------------------------------
U.S. agency mortgage-backed   11,325               45            (104)           11,266
Other mortgage-backed            181                                -               181
U.S. agency equity               842              114               -               956
Other equity                     160               74               -               234
- ------------------------------------------------------------------------------------------

Total investment securities
  available for sale         $12,508             $233           $(104)          $12,637
                             =======             ====           =====           =======



                                               December 31, 1995
                       ---------------------------------------------------------------
                                                        Gross
                            Amortized                 Unrealized                  Fair
(in thousands)                   Cost            Gains           Losses          Value
- ---------------------------------------------------------------------------------------
U.S. agency mortgage-backed  $10,243             $163            $(63)          $10,343
Other mortgage-backed          1,680               29               -             1,709
U.S. agency equity               842               13               -               855
Other equity                     111               73               -               184
- ---------------------------------------------------------------------------------------
Total securities
  available for sale         $12,876             $278            $(63)          $13,091
                             =======             ====            ====           =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY

        The following table summarizes the pre-tax income (loss) of each profit center of the Company for the six months ended June 30, 1996 and 1995:

         SIX MONTHS ENDED JUNE 30, 1996 PRE-TAX INCOME (LOSS) SUMMARY
                 Banking & Mortgage Banking                                                 $(693,387)
                 Midwest Loan Services                                                           (656)
                 Varsity Funding                                                               34,230
                 Varsity Mortgage                                                              26,184
                 Equity in earnings of Michigan BIDCO                                          40,000
                 Corporate Office                                                             (72,168)
                                                                                            ---------
                 Total                                                                      $(665,797)

         SIX MONTHS ENDED JUNE 30, 1995 PRE-TAX INCOME (LOSS) SUMMARY
                 Banking & Mortgage Banking                                                   (95,857)
                 Equity in earnings of
                   Northern Michigan BIDCO                                                     70,482
                 Corporate Office                                                             (54,278)
                                                                                            ---------
                 Total                                                                      $ (79,653)


        For the three months ended June 30, 1996, a net loss of $184,741 was realized versus a net loss of $17,085 in the same period in 1995. Net interest income increased to $333,399 in the 1996 period from $137,081 in the 1995 period, and other income was $575,008 in the 1996 period versus $227,621 in the 1995 period. The increase in net loss was primarily the result of the increase in operating expenses in the quarter. Other operating expense increased to $1,191,329 in the 1996 period from $405,080 in the 1995 period.
        For the six months ended June 30, 1996, a net loss of $421,974 was realized versus a net loss of $30,198 in the same period in 1995. Net interest income increased to $454,264 in the 1996 period from $245,065 in the 1995 period, and other income was $948,748 in the 1996 period versus $466,450 in the 1995 period. The increase in net loss was primarily the result of the increase in operating expenses in the quarter. Other operating expense increased to $2,038,809 in the 1996 period from $788,768 in the 1995 period.
        Other operating expenses increased in both the three and six months periods as a result of the start-up of the Ann Arbor main office, the start-up of the Varsity Mortgage operation during the quarter, and the increased level of expenses over the prior year related to these operations and to the acquisition of Midwest Loan Services and the start-up of Varsity Funding. Income from the equity in earnings of Michigan BIDCO decreased mainly as a result of a one-time expense associated with the contributions paid by the BIDCO to Northern Michigan Foundation to provide for initial capitalization.
        The loss of the Company for the six months ended June 30, 1995 was principally a result of a lack of profitability from the Company's banking operations following the sale in December 1994 of the bulk of the Bank's retail deposits and loans, which was only partially offset by the equity in the earnings of Michigan BIDCO and income from the mortgage banking operation.

        Net income (loss) per share in the three months ended June 30, 1996 was ($0.148), and in the three months ended June 30, 1995 was ($0.014) per share. Net income (loss) per share in the six months ended June 30, 1996 was ($0.338), and in the six months ended June 30, 1995 was ($0.025) per share. During the six months ended June 30, 1996 there was a decrease of $85,166 in the FASB 115 value of the securities available-for-sale, versus the six months ended June 30, 1995 when there was an improvement of $579,304 in the FASB 115 value of the securities available-for-sale.


RESULTS OF OPERATIONS

Net Interest Income

        Net interest income increased to $333,399 for the three months ended June 30, 1996 from $137,081 for the three months ended June 30, 1995. Net interest income rose from the year ago period because of an increase in the average balance of loans and a decrease in the percentage cost of interest bearing liabilities. In addition, the yield on interest earning assets increased to 8.21% in the 1996 period from 7.58% in the 1995 period. The cost of interest bearing liabilities decreased to 5.91% in the 1996 period from 6.57% in the 1995 period, causing net interest income as a percentage of total earning assets to increase to 2.69% from 1.65%.
        For the six month period ended June 30, 1996, net interest income increased to $454,264 from $245,065 in the 1995 period. The yield on interest earning assets increased to 7.82% in the 1996 period from 7.35% in the 1995 period. The cost of interest bearing liabilities decreased to 6.00% in the 1996 period from 6.53% in 1995 period, resulting in an increase in net interest income as a percent of total average earning assets to 2.11% from 1.55%.


Interest income

        Interest income increased to $1,018,235 in the quarter ended June 30, 1996 from $629,322 in the quarter ended June 30, 1995. The average volume of interest earning assets increased to $49,602,663 in the 1996 period from $33,215,997 in the 1995 period, an increase of 49.3%. The increased volume of earning assets was due to a 160.5% increase in loans. Interest income increased as a result of an increase in earning assets. The overall yield on earning assets increased from 7.58% to 8.21%, despite a drop in the yield on loans from 9.78% to 9.08%, as more earning assets were invested in loans, and lower yielding investment securities were sold to fund loan growth.
         Interest income increased in the six months ended June 30, 1996 to $1,683,329 from $1,161,084 in the six months ended June 30, 1995. The average volume of interest earning assets increased to $43,040,892 in the 1996 period from $31,607,792 in the 1995 period, an increase of 36.2%. The increase in interest income was primarily attributable to the increase in the volume of earning assets. The overall yield on earning assets increased to 7.82% from 7.35%, despite a drop in the yield on loans from 10.10% to 9.01%, as more earning assets were invested in loans, and lower yielding investment securities were sold to fund loan growth. The increases in loans are the result of the new activity generated from the Bank's Ann Arbor office and the activity generated by Varsity Funding and Varsity Mortgage.
        The average volume of investments in the three months ended June 30, 1996 decreased 26.6% over the same period in 1995, as the Bank's short term investments were drawn down. In the six month period, the average volume of investments decreased 19.4% over the same period in 1995, as the Bank sold investment securities to fund loan growth.
        The yield increased from 6.07% in the three month period ended June 30, 1995 to 6.10% in the 1996 period. The increase in yields was in line with the general increase in interest rates between 1995 and 1996, partially offset by an increase in lower yielding fed funds for liquidity management purposes. In the six month periods, the yield increased from 5.82% in the 1995 period to 5.89% in the 1996 period. The increase in yields was the result of the same factors as in the three month period. The overall yield on the investments was restrained by the increased amount of fed funds the Bank has operated with during 1996, as a result of the increased loan origination activity associated with the Bank's Ann Arbor office, Varsity Funding and Varsity Mortgage.

Interest Expense

        Interest expense increased to $684,836 in the three months ended June 30, 1996 from $492,241 in the 1995 period. The increase was due to an increase in interest bearing liabilities as a result of the growth of the Bank's Ann Arbor operation, only partially offset by a decrease in rates paid on deposits and borrowings. The cost of funds decreased to 5.91% in the 1996 period from 6.57% in the 1995 period. The average volume of interest bearing liabilities increased 54.7% in the 1996 period versus the 1995 period.
        In the six month periods ending June 30, 1996 and 1995, interest expense increased to $1,229,065 in 1996 from $916,019 in the 1995 period. The increase was due to the same factors as in the three months periods discussed above. The cost of funds decreased to 6.00% in the 1996 period from 6.53% in the 1995 period. The average volume of interest bearing liabilities increased 46.1% in the 1996 period versus the 1995 period. The increase in deposits is a result of the increased deposit activity associated with the Bank's Ann Arbor office. As of August 6, 1996 (the six month anniversary date of the opening of the Ann Arbor office), a total of just over $12,000,000 in new deposits had been generated in the Ann Arbor office.


                       MONTHLY AVERAGE BALANCE SHEET AND
                            INTEREST MARGIN ANALYSIS

        The following tables summarize monthly average balances, revenues from earning assets, expenses of interest bearing liabilities, their associated yield or cost and the net return on earning assets for the three and six months ended June 30, 1996 and 1995.

                                                                              13

                                                Six Months Ended June 30,
                                   --------------------------------------------------------------
                                         1996                            1995
                                   ------------------------------- ------------------------------
                                                 Interest  Average               Interest  Average
                                      Average     Income/   Yield/     Average    Income/   Yield/
                                      Balance     Expense    Rate      Balance    Expense    Rate
ASSETS
Interest Earning Assets:
   Short Term Investments:
     Interest Bearing Deposits    $ 1,046,828  $   24,690    4.72%  $   693,359 $   20,083    5.79%
     Federal Funds Sold             3,608,546      92,927    5.15%      896,200     27,563    6.15%

   Investment Securities:
     Non-taxable (1)                        -           -       -       100,839      3,604    7.15%
     Taxable                       11,728,818     364,734    6.22%   18,626,958    539,849    5.80%
                                  -----------  ----------    ----   ----------- ----------    ----
   Total Investment Securities     16,384,192     482,351    5.89%   20,317,356    591,099    5.82%
                                  -----------  ----------    ----   ----------- ----------    ----
   Loans:
      Commercial                    4,660,916     231,487    9.93%    1,870,537    116,382   12.44%
      Real Estate Mortgage         19,964,438     870,711    8.72%    7,750,876    365,211    9.42%
      Installment/Consumer          2,031,346      98,780    9.73%    1,669,023     88,392   10.59%
                                  -----------  ----------    ----   ----------- ----------    ----
   Total Loans                     26,656,700   1,200,978    9.01%   11,290,436    569,985   10.10%
                                  -----------  ----------    ----   ----------- ----------    ----
Total Interest Bearing Assets      43,040,892   1,683,329    7.82%   31,607,792  1,161,084    7.35%
                                  -----------  ----------    ----   ----------- ----------    ----
Less allowance for possible
 loan losses & deferred fees         (336,876)                         (350,885)
                                  -----------                       -----------
                                   42,704,016                        31,256,907

Mortgage servicing rights           3,003,773                         1,867,138
Non earning assets                    677,853                         1,864,046
                                  -----------                       -----------
   Total Assets                   $46,385,642                       $34,988,091
                                  ===========                       ===========


LIABILITIES
Interest Bearing Liabilities:
   Deposit Accounts:
     Now/S-Now                    $   372,007  $    9,359    5.03%  $    67,057 $      829    2.47%
     Savings                           55,207         685    2.48%       93,214      1,180    2.53%
     Canadian Dollar Savings        1,540,036      42,684    5.54%    1,148,590     38,629    6.73%
     Time                          22,586,228     686,705    6.08%   10,722,125    345,436    6.44%
     Borrowed Funds                 9,817,680     297,402    6.06%   12,344,270    412,342    6.68%
     Money Market Accounts          5,612,685     147,899    5.27%    2,675,602     72,506    5.42%
     Holding Company Debt             985,000      44,331    9.00%    1,000,000     45,097    9.02%
                                  -----------  ----------    ----   ----------- ----------    ----
      Total interest bearing
       liabilities                $40,968,843   1,229,065    6.00%  $28,050,858    916,019    6.53%
                                  -----------  ----------    ----   ----------- ----------    ----
Net interest income                            $  454,264                       $  245,065
                                               ===========                      ==========
Weighted average rate spread                                 1.82%                            0.82%
                                                             ====                             ====
Net yield on average earning
  assets                                                     2.11%                            1.55%

(1)  Actual yields; not adjusted for tax-equivalent yields
(2) For purposes of computing average yields on the loan portfolio as presented in the above analysis, loans on non-accrual status are included in the average loan balances.

                                                                              14

                                             Three Months Ended June 30,
                                 --------------------------------------------------------------------
                                       1996                               1995
                                 ---------------------------------  ---------------------------------
                                               Interest  Average                  Interest   Average
                                   Average      Income/   Yield/       Average     Income/    Yield/
                                   Balance      Expense     Rate       Balance     Expense      Rate
ASSETS
Interest Earning Assets:
   Short Term Investments:
     Interest Bearing Deposits   $ 1,052,677   $   11,625    4.42%  $   755,077   $ 11,096     5.88%
     Federal Funds Sold            2,872,448       36,883    5.14%      757,117     11,383     6.01%

   Investment Securities:
     Non-taxable (1)                       -            -       -       100,634      1,802     7.16%
     Taxable                      10,574,961      172,720    6.53%   18,129,524    275,494     6.08%
                                 -----------   ----------    ----   -----------   --------     ----
   Total Investment Securities    14,500,086      221,228    6.10%   19,742,352    299,775     6.07%
                                 -----------   ----------    ----   -----------   --------     ----
   Loans:
     Commercial                    5,918,915      146,837    9.92%    2,072,864     60,371    11.65%
     Real Estate Mortgage         26,968,583      583,503    8.65%    9,617,410    229,246     9.53%
     Installment/Consumer          2,215,079       66,667   12.04%    1,783,371     39,930     8.96%
                                 -----------   ----------    ----   -----------   --------     ----
   Total Loans                    35,102,577      797,007    9.08%   13,473,645    329,547     9.78%
                                 -----------   ----------    ----   -----------   --------     ----
Total Interest Bearing Assets     49,602,663    1,018,235    8.21%   33,215,997    629,322     7.58%
                                 -----------   ----------    ----   -----------   --------     ----
Less allowance for possible
 loan losses & deferred fees        (331,575)                          (347,402)
                                 -----------                        -----------
                                  49,271,088                         32,868,595

Mortgage servicing rights          3,078,194                          1,979,890
Non earning assets                   584,359                          1,572,766
                                 -----------                        -----------
   Total Assets                  $52,933,641                        $36,421,251
                                 ===========                        ===========


LIABILITIES
Interest Bearing Liabilities:
   Deposit Accounts:
     Now/S-Now                   $   422,033   $    5,320    5.04%$      48,972   $    350     2.86%
     Savings                          81,225          502    2.47%       86,155        569     2.64%
     Canadian Dollar Savings       1,490,797       19,093    5.12%    1,230,570     20,675     6.72%
     Time                         25,539,678      383,943    6.01%   13,114,522    210,785     6.43%
     Borrowed Funds                9,635,360      147,062    6.11%   12,221,994    205,819     6.74%
     Money Market Accounts         8,221,038      106,735    5.19%    2,276,676     32,371     5.69%
     Holding Company Debt            986,000       22,181    9.00%    1,000,000     21,672     8.67%
                                 -----------   ----------    ----   -----------   --------     ----
      Total interest bearing
       liabilities               $46,376,131      684,836    5.91%  $29,978,889    492,241     6.57%
                                 -----------   ----------    ----   -----------   --------     ----
Net interest income                            $  333,399                         $137,081
                                               ==========                         ========
Weighted average rate spread                                 2.30%                             1.01%
                                                             ====                              ====
Net yield on average earning
  assets                                                     2.69%                             1.65%

(1)  Actual yields; not adjusted for tax-equivalent yields
(2) For purposes of computing average yields on the loan portfolio as presented in the above analysis, loans on non-accrual status are included in the average loan balances.

Provision for Loan Losses

With the opening of the Bank's new Ann Arbor operation, management increased the monthly loan loss provision to a rate of $6,000 in February 1996 from $400 in the prior-year period. The increase was the result of management's desire to build reserves, as new loans are originated in Ann Arbor. The actual loan losses were $33,662 and $1,200 in the three and six month periods ended June 30, 1996 versus $35,834 and $42,872 in the three and six month periods ended June 30, 1995.

                            Three Months Ended   Six Months Ended
                                  June 30,            June 30,
                              1996      1995      1996     1995
                            --------------------------------------
Provision for loan losses   $18,000   $ 1,200  $ 30,000  $  2,400
Loan charge-offs             33,662    16,247    35,834    42,872
Reclassification                  -         -         -   (19,736)
Recoveries                    1,016    10,512     4,200    10,898
                            -------   -------   -------   -------
Net increase (decrease)
  in provision             $(14,646)  $(4,535) $( 1,634) $(49,310)

                               At            At             At
                            June 30,      March 31,     December 31,
                              1996          1996           1995
                            -----------------------------------------
Total loans (1)             $15,287,666   $10,712,927    $9,270,703
Reserve for loan losses         315,551       330,197       317,185
Reserve/Loans, % (1)              2.06%         3.08%         3.42%


(1) Excludes loans held for sale.

        In addition to the general loan loss reserve, the Company had a Michigan Strategic Fund loan loss reserve balance of $5,853, $5,306 and $5,212 available at June 30, 1996, March 31, 1996 and December 31, 1995, respectively, to offset loan losses on a group of commercial loans amounting with an original balance of approximately $564,000 at June 30, 1996, March 31, 1996 and December 31, 1995. The Michigan Strategic Fund (the "MSF") is a State of Michigan sponsored program. Under the terms of the program, the Bank can assign, at the Bank's sole discretion, business loans to be covered by MSF guarantees. The funds which are paid to the Bank by the MSF are held at the Bank in a segregated account to offset such loan losses. If there are no losses and the loans are all liquidated, the MSF would retain ownership of the funds in the segregated account.

        The following schedule summarizes the Company's nonperforming loans for the periods indicated:

                               At              At           At
                            June 30,        March 31,     December 31,
                              1996            1996           1995
                            -----------------------------------------
Past due 90 days and over
   and still accruing:
  Real estate                32,530          19,585        52,401
  Installment                 9,654          22,705        34,400
  Commercial                 71,537               -         9,557
                            -------         -------       -------
    Subtotal                113,721          42,290        96,358

Nonaccrual loans:
  Real estate                87,740          85,666        85,666
  Installment                     -           1,518             -
  Commercial                130,878         267,614       326,312
                            -------         -------       -------
    Subtotal                218,618         354,798       411,978

Other real estate owned           -         130,596       130,596
                            -------         -------       -------

Total                       332,339         527,684       638,932

As % of loans (1)              2.17%           4.93%         6.89%
Ratio of reserve for loan
  losses to all loans
  90 days and over            94.9%           83.2%         62.4%

(1) Excluding loans held for sale.

     During the June 1996 quarter the Bank sold its last two parcels of other real estate owned for an amount slightly in excess of their net book value of $130,596.
     Economic conditions in the Bank's primary market area in Ann Arbor were strong in the period. The Sault Ste. Marie area appears not to be growing.
The Newberry area appears to be rapidly growing because of the establishment of a major prison complex in the town by the State Department of Corrections. The improvement in economic conditions in the Newberry area are the major reason why total non-performing assets have decreased 48.0%, from $527,684 at December 31, 1995 to $332,339 at June 30, 1996. The sale of the bulk of the Bank's loan portfolio in December 1994 leaves the Bank with a larger than average loan loss reserve and a larger than average ratio of underperforming loans. The bulk of the Bank's non-performing loans enumerated above relate to borrowers in the Newberry area, with the remainder in the Sault Ste. Marie area.

        Management believes that the current reserve level and the ongoing loan loss reserve for loan losses is adequate to absorb future losses inherent in the loan portfolio, although the ultimate adequacy of the reserve is dependent upon future economic factors beyond the Company's control. A downturn in the general nationwide economy will tend to aggravate, for example, the problems of local loan customers currently facing difficulties. A general nationwide business expansion could conversely tend to diminish the severity of any such difficulties.

Non-Interest Income

     Total non-interest income increased to $575,008 for the three months ended June 30, 1996 from $227,621 for the three months ended June 30, 1995. The increase was principally a result of a $378,470 increase in the Bank's mortgage banking income, which was partially offset by a decrease in the market value of loans held for sale.
     Total non-interest income increased to $948,748 for the six months ended June 30, 1996 from $466,450 for the six months ended June 30, 1995. The increase was principally a result of a $527,946 increase in the Bank's mortgage banking income, which was partially offset by a decrease in the market value of loans held for sale, and a decrease in the Company's profit from the equity investment in Michigan BIDCO.

     Securities. During the six months ended June 30, 1996, securities totalling $8,627,779 were sold from the Bank's available-for-sale securities portfolio with a gross realized gain of $95,861 and no losses. During the period, the Bank sold the bulk of its fixed rate mortgage-backed securities and a portion of its agency backed CMOs indexed monthly to one year CMT. During the first and second quarters of 1996, the yield on the Bank's taxable investment securities was 5.53% and 6.53%, respectively, versus the cost of borrowed funds of 6.01% and 6.11% and CDs of 6.17 and 6.01%, respectively. As the rates on the Bank's adjustable rate mortgage-backed securities continue to adjust upward, there is expected to be a larger positive spread between the cost of funds and the securities portfolio yield.

     Foreign Exchange. Foreign exchange revenues decreased from $20,012 for the three months ended June 30, 1996 to $12,364 in the 1995 period, as a result of lower customer activity at the Bank. For the six months ended June 30, 1996 and 1995, foreign exchange revenues decreased from $32,443 to $30,852.

     Mortgage Banking. Mortgage banking income increased from $163,272 in the three months ended June 30, 1995 to $541,742 in the three months ended June 30, 1996. Sharply increased loan purchase and origination volumes during the 1996 period were only partially offset by a decrease in return from the Bank's investment in FHLMC single family mortgage loans serviced for others, as a result of amortization of servicing right assets due to mortgage payoffs.
There was also a lower of cost or market adjustment of $75,697 charged against income in the 1996 period to mark the mortgages held for sale to the lower of cost or market. No lower of cost or market adjustment was required in the 1995 period.

     The result for the 1996 period was also dissimilar from the 1995 period in that it also included revenue from Midwest Loan Services,

Varsity Funding and Varsity Mortgage. Varsity Mortgage began operations in March 1996, and posted its first profitable month in June 1996. On a combined basis, Varsity Funding and Varsity Mortgage had pre-tax profit of approximately $75,000 in the month of June 1996, $17,000 in the month of May 1996 and $19,000 in the month of April 1996. As of June 30, 1996 Varsity Funding and Varsity Mortgage had earned enough profit to recoup the start-up losses of late 1995 and the first quarter of 1996. In future quarters, as a result of a profit sharing agreement, the Bank would be entitled to share in the next $1,300,000 of pre-tax profit on a 50/50 basis with the managers and employees of these subsidiaries.
     At June 30, 1996, the Bank and its subsidiaries owned the right to service $288,346,000 of FHLMC mortgages for others, of which $204,655,000 was owned by the Bank and $83,691,000 was owned by Midwest Loan Services. The following table summarizes the portfolio by type and mortgage note rate:


($ in 000s)                             FIXED RATE - BY MATURITY
                              ----------------------------------------
MORTGAGE RATE (%)   ARMs      UNDER 10       10-25          OVER 25
9.00 and up         916          468          368            5,220
8.50 - 8.99       6,465          858        1,088           22,279
8.00 - 8.49       7,760        1,188        2,646           40,014
7.50 - 7.99       1,728        4,919        6,865           78,175
7.00 - 7.49         239        4,935       22,976           36,895
6.50 - 6.99          96        5,379       16,802           10,968
6.00 - 6.49         387        1,341        2,760            1,659
under 6.00        1,962          623           62              305
                 ------       ------       ------          -------
                 19,553       19,711       53,568          195,515

Current market
  interest rates   5.75        7.50%        7.63%            8.13%
Average annual
  servicing fee   0.39%        0.26%        0.28%            0.26%

     Lower interest rates in late 1995 were responsible for a surge in refinancing. If interest rates were to drop back down to those levels, refinancings and payoffs would likely increase over recent experience since a significant portion of the fixed rate mortgages being serviced carry interest rates within 1.0% of the current market rate. Based on recent comparable sales and indications of market value from industry brokers, management believes that the current market value of the Bank's portfolio of mortgage servicing rights exceeds cost by approximately $344,000 to $236,000. Market interest rate conditions can quickly affect the value of mortgage servicing rights in a positive or negative fashion, as long term interest rates rise and fall. If interest rates were to decline to levels briefly seen during the Summer of 1993, the portfolio would experience significant refinancings and payoffs, which would hurt income.

Mortgage Payoffs

First Quarter 1994                      $5,347,079
Second Quarter 1994                      3,358,617
Third Quarter 1994                       1,539,680
Fourth Quarter 1994                      1,544,922
First Quarter 1995                         765,480
Second Quarter 1995                      1,239,571
Third Quarter 1995                       1,919,412
Fourth Quarter 1995                      3,675,824
First Quarter 1996                       6,303,052
Second Quarter 1996                      4,453,312

The above figures reflect those of the Bank only and not the payoffs associated with Midwest Loan Services' servicing rights portfolio, since the Bank acquired 80% of Midwest on December 1, 1995.

     At June 30, 1996, the Bank had outstanding purchase commitments to buy single family FHLMC qualifying mortgage loans of $4,245,000 and outstanding forward commitments to deliver FHLMC mortgage-backed securities of $15,600,000, substantially all of which commitments were for delivery within three months or less, and financial futures used for hedging available-for-sale mortgage loans of $2,400,000. The following tables summarize mortgage banking activity for the three and six months periods ending June 30, 1996 and 1995:


(amounts in $000s)          Three Months Ended   Six Months Ended
                                  June 30             June 30
                              1996      1995        1996   1995
                            -----------------   -----------------
Net servicing originated    15,552     4,920    16,336     4,367
Bulk servicing purchased         -         -         -    29,996
                            ------    ------    ------    ------
Net increase in servicing   15,552     4,920    16,336    34,363
                            ======    ======    ======    ======

(amounts in $000s)          June 30,     March 31,    December 31,
                              1996        1996           1995
                            --------------------------------------
Total servicing (1)          204,655     189,103       188,319
Book value of servicing        2,198       2,056         2,035
Estimated market value
  of servicing:
  Management estimate (2)      2,434       2,294         2,208
  Discounted cash flow (3)     2,542       2,361         2,318
Estimated excess of market
  over book value (4)        344-236     305-238       283-173

(1) Excludes servicing related to FHLMC and FNMA qualified loans held for delivery, and excludes servicing held by Midwest Loan Services
(2) Assumes a price based upon market transactions at June 30, 1996 of (the notes to the table are continued on the following page)

5.6x (5.6 times the servicing fee) for 30-year servicing, 4.6x for 15-year servicing, 3.0x for Balloon servicing and 2.9x for ARM servicing. Assumes a price at March 31, 1996 of 5.0x for 30-year servicing, 4.0x for 15-year servicing, 2.5x for Balloon servicing and 2.1x for ARM servicing, and at December 31, 1995 of 4.7x for 30-year servicing, 4.0x for 15-year servicing, 2.4x for Balloon servicing and 2.3x for ARM servicing. Excess servicing and servicing related to California properties are each discounted from these amounts at a multiple of one times the servicing fee.
(3) Uses net present value analysis of future cash flows, discounted back at 13.14% (the original rate used to price the bulk portfolio purchased in 1993).
(4) Range based upon the two methods used in (2) and (3), above.

        During 1994 and early 1995, market transactions for servicing rights showed a trend to increased prices. Prices decreased throughout the remainder of 1995 to a low late in the year, and rose somewhat in the first half of 1996.
        Recent origination activity has increased and management anticipates that its monthly mortgage origination activity will increase in the third quarter of 1996 from the levels of the second quarter.

        Michigan BIDCO. Michigan BIDCO (the "BIDCO") invests in businesses in Michigan with the objective of fostering job growth and economic development. As of June 30, 1996, the BIDCO had made fifteen such investments, amounting to a total of $9,845,600 at original cost (before repayments or participations sold). At June 30, 1996, the BIDCO had total assets of $6,385,687. For the three and six months ended June 30, 1996 and 1995, the Bank's 44.1% equity share in the earnings of the BIDCO's reported net income was $20,000 and $23,756, and $40,000 and $70,482, respectively. Income for 1995 and the 1996 first quarter was negatively impacted by an unusual expense associated with the start-up of the BIDCO's affiliate, Northern Michigan Foundation (see below).
        The Bank owns 280 shares of common stock in the BIDCO, currently representing a 44.1% equity interest. The Company's consolidated fully diluted ownership in the BIDCO is 15.6%, after considering the impact of convertible bonds.
        Michigan BIDCO makes its investments in the form of loans or direct equity investments, or a combination thereof. The BIDCO's limit on its investment in one borrower is currently $500,000, and the BIDCO arranges participations for investments in excess of this amount. The Bank is restricted from investing or lending to a business that the BIDCO finances.
The BIDCO typically receives warrants or participation rights in the companies in which it invests. To date, investments (at original investment cost) have been made in the following types of businesses:

     Michigan BIDCO, investments:
     ---------------------------
                                             Total    Equity
     Industry                           Investment    Participation?
     #1 ABC-TV affiliate                $  300,000    yes
     #2 Adult foster care                   40,000    no
     #3 Cable TV                           545,000    yes
     #4 Children's clothing manufacturer   200,000    yes
     #5 Environmental engineering          100,000    repurchased
     #6 Limited service hotels             738,600    yes
     #7 Metal manufacturing                 80,000    no
     #8 Paper converting                 2,662,000    yes
     #9 Plastic injection molding        2,000,000    repurchased
     #10 Railcar parts manufacturing       125,000    yes
     #11 Railroad boxcar leasing         1,300,000    no
     #12 Recycled paper pulp mill          780,000    yes
     #13 Residential mortgage servicing    450,000    repurchased
     #14 Tissue paper mill                 500,000    yes
     #15 Injection molding equipment        25,000    no
                                         ---------

     Total                              $9,845,600
                                        ==========

     The loans associated with investments #1, 2, 4, 9, and 13 have been repaid in full. Loan participations have been sold in loans associated with investments #6, 8, 11, and 12. At June 30, 1996, the BIDCO had one outstanding conditional commitment to lend an additional $375,000 to investee #15, which loan would carry equity participation rights. Subsequent to quarter-end, the BIDCO lent $300,000 to investee #1 for additional equity to facilitate an expansion of its market to cover the western U.P. of Michigan.

     Northern Michigan Foundation. In December 1995, the BIDCO donated $225,000 to provide the initial capitalization for Northern Michigan Foundation (the "Foundation"), and in early 1996, donated an additional $75,000 to the Foundation. These donations negatively impacted the BIDCO's and the Company's earnings in the 1996 first quarter. The BIDCO anticipates that on an ongoing basis a portion of its overhead will be borne by the Foundation. The BIDCO and the Foundation share administrative staffs and offices, with the Foundation reimbursing the BIDCO for these services. As a result of its capitalization by the BIDCO, the Foundation was able to borrow a total of $2,000,000 from the U.S. Rural Economic Community Development Service Agency ("U.S. RECDS") at 1% interest with a 30 year term. As of June 30, 1996, the Foundation had lent $200,000 of its available funds to two borrowers.


Non-Interest Expense

     Non-interest expense increased to $1,191,329 in the three months ended June 30, 1996 from $405,080 for the three months ended June 30, 1995. The increase was primarily the result of the start-up of the Ann Arbor main office, the start-up of the Varsity Mortgage operation in

March 1996, and the increased level of expenses over the prior year related to these locations and Midwest Loan Services (which was acquired in December 1995) and Varsity Funding (which commenced operations in October 1995).
     Non-interest expense increased to $2,038,809 in the six months ended June 30, 1996 from $788,768 for the six months ended June 30, 1995. The increase was a result of the same factors as in the three months periods. Operations at the Bank in Ann Arbor reflect a full quarter of personnel and other expenses in the first quarter of 1996, although the revenue from the new main office did not begin to increase until after the new office opened in early February 1996.

     Non-interest operating expense for only the parent company increased from $29,596 for the three month 1995 period to $37,268 for the 1996 period. Legal and audit expenses and other miscellaneous expenses were higher. Non-interest operating expense for only the parent company increased from $40,363 for the six month 1995 period to $70,462 for the 1996 period. Legal and audit expenses and other miscellaneous expenses were higher.


Liquidity and Capital Resources

Parent Company Liquidity:

     At year-end 1995, University Bancorp, Inc. held cash and marketable equity securities of $400,870. This decreased by $224,953 to $175,917 at June 30, 1996. The decrease in cash and marketable equity securities was due to operating expenses and payments of principal and interest on the Company's loan. During the six months ended June 30, 1996 no dividends were paid from the Bank. Management anticipates that only modest dividends will be paid from the Bank until the Bank's Ann Arbor operation grows large enough to achieve profitability. Dividends from the Company's bank subsidiary together with earnings from the cash and marketable equity securities held by the parent company are the principal sources of income used to fund the parent company's indebtedness owing to First Northern Bank & Trust ("FNB&T"), which amounted to $975,000 and $1,000,000 at June 30, 1996 and at December 31, 1995,
respectively. The note matures November 1, 1996, but its is expected to be available for renewal for an additional one year subject to the Company's compliance with the loan terms. Management believes that the cash and securities on hand together with available unrestricted retained earnings that University Bank is able to pay the Company in the form of dividends, with permission of the Company's secured debt lender, is currently sufficient to cover any required principal reductions during 1996 on the holding company's loan.

Capital Resources:

     The following table sets forth the Bank's risk based assets, and the capital ratios and risk based capital ratios of the Bank and Company.

                                UNIVERSITY BANK
      Risk Adjusted Assets & Risk Adjusted Capital Ratio at June 30, 1996
                                 ($ in 000's)

                                                                        Risk Adj.
                                                    Value      Risk       Asset
                     Asset                         (000's)    Weight      Value
- ------------------------------------------------  ---------  ---------  ---------
Cash and Fed Funds                                   3,548          0%         0
Reserve for Loan Losses                               (316)         0%         0
U.S. Gov't Agency Securities                           747          0%         0
U.S. Treasury Securities                                 0          0%         0
U.S. Gov't Agency Mortgage-backed Securities         5,730         20%     1,146
U.S. Gov't Equity Securities                         1,183         20%       237
U.S. Gov't Guaranteed Loans                            216         20%        43
Balances at Domestic and Canadian Banks              1,450         20%       290
Other Mortgage-backed Securities                       110         50%        55
1-4 Family Mortgage Loans                           25,445         50%    12,723
All Other Loans                                      8,568        100%     8,568
All Other Securities                                    23        100%        23
Real Estate Owned                                        0        100%         0
Premises & Equipment                                 1,986        100%     1,986
Mortgage Servicing Rights                            3,190        100%     3,190
Other Assets                                         2,128        100%     2,128


- ------------------------------------------------    ------
TOTAL ASSETS                                        54,008
                                                    ======
Off Balance Sheet Items:
     Letters of Credit and Committments              2,763     100.00%     2,763
     Foreign Exchange Contracts                      1,300       0.50%(1)      7
     Interest Rate Contracts                         1,200       0.00%(1)     15
     FHLMC Loan Purchase Committments                4,245      50.00%     2,123
     MBS FHLMC Forward Sell Committments            15,600       0.00%(1)     67
     Agency Guaranteed Commercial Loans Sold           203      20.00%        41
                                                    ------      -----     ------
TOTAL RISK-ADJUSTED ASSETS                                                35,403
                                                                          ======

CAPITAL RESOURCES
Shareholders Equity, GAAP                            4,674                 4,674
Unrealized (Gain) on AFS Securities                      -                     -
Minority interest in consolidated subsidiary           198                   198
Mortgage Servicing Rights Limitation                  (912)                 (912)
                                                     -----                 -----
Total Equity (Tier 1)                                3,960                 3,960
Qualifying Loan Loss Reserve (Tier 2)                  316                   316
                                                     -----                 -----
Regulatory Capital (Tier 1 & Tier 2)                 4,276                 4,276
                                                     =====                 =====

Primary and Total Capital Ratio (Leverage)            7.92%
                                                     =====
Risk-adjusted Capital Ratio (Tier 1)                 11.19%                11.19%
                                                     =====                 =====
Risk-adjusted Capital Ratio (Tier 1 & Tier 2)        12.08%                12.08%
                                                     =====                 =====
University Bancorp Consolidated
     Total Capital Ratio (Leverage Ratio)             7.73%
                                                     =====

(1) Plus market value, or replacement cost valuation, as required.

University Bank Liquidity:

        The Bank's primary sources of liquidity are customer deposits, scheduled amortization and prepayments of loan principal, cash flow from operations, maturities of various investments, the sale of loans held for sale, reverse repo credit lines and borrowings from the Federal Home Loan Bank secured by securities and residential mortgage loans, and overnight fed funds credit lines from correspondent banks. In addition, the Bank invests in overnight Federal Funds. At June 30, 1996, the bank had cash and due from banks and fed funds on hand of $5,013,443. At June 30, 1996 the Bank had available a $10,000,000 line of credit secured by mortgage loans for sale to the secondary market. In order to bolster liquidity, the Bank has also sold brokered CDs from time to time.

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

        Rising long term and short term interest rates tend to increase the value of the Bank's investment in mortgage servicing rights and improve the Bank's current return on such rights by lowering required amortization rates on the rights. However, rising interest rates tends to decrease new mortgage origination activity, negatively impacting current income from mortgage banking operations. The table on page 25 details the Bank's asset/liability sensitivity as of June 30, 1996.

                                                                             25
                               UNIVERSITY BANK
                       Asset/Liability Position Analysis        6-30-96
                                  ($ in 000'S)
                            Maturing or Repricing in

                             3 Mos  91 Days to  1 - 5   Over 5     ALL
      ASSETS                or Less   1 Year    Years    Years   OTHERS    TOTAL
                            -------   -----     -----    -----   ------    -----
 FEDERAL FUNDS                3,390                                        3,390
 LOANS (1)                      559    3,430    2,237    3,352             9,577
 CANADIAN INVESTMENTS            10                                           10
 SECURITIES                   4,888    1,802       15        2    1,635    8,342
 LOANS HELD FOR SALE         18,942                                       18,942
 MATURED LOANS                  822                                          822
 VARIABLE RATE LOANS          4,023                                        4,023
 OTHER ASSETS                                                     6,653    6,653
 CASH & DUE FROM BANKS                                            1,643    1,643
 OVERDRAFTS                      10                                           10
 NON-ACCRUAL LOANS                                                  542      542
 VALUATION ADJUSTMENT                                                54       54
                             ------    -----    -----    -----   ------   ------
   TOTAL ASSETS              32,644    5,232    2,251    3,354   10,527   54,008

      LIABILITIES

LARGE C.D.'S                    940    1,132      502                      2,574
REGULAR C.D.'S                3,671   17,127    1,156                     21,953
MMDA                          9,851                                        9,851
NOW                             565                                          565
DEMAND                                                            4,166    4,166
SAVINGS                         128                                          128
CANADIAN SAVINGS                985                                          985
OTHER LIABILITIES             3,341    4,500                      1,272    9,113
EQUITY                                                            4,674    4,674
                             ------    -----    -----    -----   ------   ------
   TOTAL LIABILITIES         19,480   22,759    1,657        -   10,112   54,008


      GAP                    13,164  (17,527)     594    3,354      415        -


      CUMULATIVE
      GAP                    13,164   (4,363)  (3,769)    (415)

      GAP
      PERCENTAGE              24.37%   -8.08%   -6.98%   -0.77%

NOTES:
(1) Net of bad debt reserve

     PART II OTHER INFORMATION

Item 1. Legal Proceedings

     There are no material pending legal proceedings to which the Company or any of its subsidiaries is party or to which any of their properties are subject.

Item 4. Submission of Matters to a Vote of Security Holders

     The annual meeting of stockholders of the Company was held on June 3, 1996. At the meeting, the following persons were re-elected as the directors of the Company with the following number of votes "for" or "withheld" with respect to the election of such persons, there having been no abstentions or broker non-votes reflected in the votes tabulated:

Nominee Elected                    Votes For           Votes Withheld
- ---------------                    ---------           --------------
Keith F. Brenner                   1,052,165           25,000
Robert Goldthorpe                  1,076,915              250
Mark C. Ouimet                     1,077,165                -
Joseph Lange Ranzini               1,076,965              200
Joseph Louis Ranzini               1,052,165           25,000
Mildred Lange Ranzini              1,076,965              200
Paul Lange Ranzini                 1,076,965              200
Stephen Lange Ranzini              1,052,165           25,000
Michael Talley                     1,077,165                -

     At the annual meeting the shareholders also approved an amendment to the by-laws of the Company to change its name to University Bancorp, Inc. and approved the adoption of the 1995 Incentive Stock Option Plan. As above, the votes were tabulated:

Issue                              Votes For           Votes Withheld
- -----                              ---------           --------------
Name Change                        1,077,415                 800
1995 ISO Plan                        977,986              26,400


Item 5. Other information

     Parent Company Financial Information

            Certain condensed financial information with respect to
                       University Bancorp, Inc. follows:

                 UNIVERSITY BANCORP, INC. (The Parent)

                 Condensed Balance Sheet (Unaudited)

                                                            June 30,         December 31,
                                                              1996               1995
          ASSETS                                          ----------          ----------
          Cash and due from banks                         $   55,477          $  239,868
                                                          ----------          ----------
          Investment in subsidiary                         4,673,952           5,023,367
                                                          ----------          ----------
          Due from ESOP                                        1,000               1,000
          Securities available for sale (Note 2)             120,440             161,002
          Investment in Northern Michigan BIDCO              202,540             202,780
          Federal income tax receivable                      146,372              58,030
          Furniture, fixtures & equipment                        242               1,743
          Deferred taxes                                       8,537               8,537
          Prepaid expenses and other assets                   90,297               8,865
                                                          ----------          ----------
          Total other assets                                 569,428             441,957

            TOTAL ASSETS                                   5,298,857           5,705,192
                                                          ==========          ==========


                                                            June 30,         December 31,
                                                              1996               1995
          LIABILITIES AND SHAREHOLDERS' EQUITY                ------              ------
          Note payable                                       975,000           1,000,000
          Accrued interest payable                            16,097              24,479
          Accounts payable                                    16,909              29,815
          Due to subsidiary                                   80,342                   -
                                                           ---------           ---------
               Total Liabilities                           1,088,348           1,054,294

          Stockholders' equity:
            Capital stock and paid in capital              2,739,359           2,672,609
            Retained earnings                              1,414,258           1,836,231
            Net unrealized gain (loss) on
              available-for-sale securities                   56,892             142,058
                                                           ---------           ---------
               Total Stockholders' equity                  4,210,509           4,650,898
                                                           ---------           ---------
               TOTAL LIABILITIES AND
                 SHAREHOLDERS' EQUITY                     $5,298,857          $5,705,192
                                                          ==========          ==========

       UNIVERSITY BANCORP, INC. (The Parent)

       Condensed Statement of Operations                For the Three-Month         For the Six-Month
                   (Unaudited)                             Periods Ended              Periods Ended
                                                             June 30,                    June 30,
                                                        1996         1995           1996         1995
                                                        ----         ----           ----         ----
  Net income (loss) from bank subsidiary             $(169,045)   $   3,560      $(357,806)    $  5,480
  Gain (loss) on sale of investment                     28,318        6,665         28,318        5,625
  Interest income                                        5,282            -          9,682       15,330
  Other income                                           2,153        1,465          4,625       10,372
                                                     ---------    ---------      ---------     --------
     Total income                                     (133,292)      11,690       (315,181)      36,807
                                                     ---------    ---------      ---------     --------
  Interest expense                                      22,181       21,672         44,331       45,097
  Legal and Audit Expense                               19,563       15,247         38,768       18,755
  Public listing expense                                 1,390        1,000          2,390        2,000
  Other expenses                                        16,315       13,349         29,304       19,608
                                                     ---------    ---------      ---------     --------
     Total expenses                                     59,449       51,268        114,793       85,460
                                                     ---------    ---------      ---------     --------
     Income (loss) before income taxes                (192,741)     (39,578)      (429,974)     (48,653)
                                                     ---------    ---------      ---------     --------
     Income taxes (benefit)                             (8,000)     (22,493)        (8,000)     (18,455)
                                                     ---------    ---------      ---------     --------
     Net income (loss)                                (184,741)     (17,085)      (421,974)     (30,198)
                                                     =========    =========      =========     ========

Net income (loss) per common share                     ($0.148)     ($0.014)       ($0.338)     ($0.025)
                                                     =========    =========      =========     ========

Dividends declared per share                         $  ---       $  ---         $  ---        $  ---
                                                     =========    =========      =========     ========

 UNIVERSITY BANCORP, INC. (The Parent)                                       29

 Condensed Statement of Cash Flows
       (Unaudited)

                                                            For the Six Month
                                                              Periods Ended
                                                                 June 30,
                                                          1996           1995
 Reconciliation of net income (loss)
   to net cash used in
   operating activities:
    Net income (loss)                                   $(421,974)     $ (30,198)
    Depreciation                                            1,500          1,500
    Amortization of Premium on Securities                    (240)             -
    Proceeds from sales of trading securities                   -         74,367
    Purchases of trading securities                             -       (366,284)
    Loss (gain) on sale of investments                    (28,318)       (15,330)
    Decrease (increase) in receivable
       from affiliate                                           -        973,211
    Decrease (increase) in Other Assets                  (144,531)      (161,906)
    Increase (decrease) in interest payable                (8,382)       (78,798)
    Increase (decrease) in Other Liabilities               67,436       (715,727)
    Subsidiary net loss(income)                           357,806         (5,625)
                                                        ---------      ---------
      Net cash provided by (used in)
       operating activities                              (176,703)      (324,790)
                                                        ---------      ---------

Cash flow from investing activities:
  Subsidiary dividends received                                 -        300,000
  Contributions of capital to subsidiary                        -              -
  Purchase of available for sale securities               (49,438)             -
  Proceeds from sale of available for sale securities           -              -
  Advances to Michigan BIDCO                                    -              -
  Capital expenditures                                          -              -
                                                        ---------      ---------
      Net cash provided by (used in)
       investing activities:                              (49,438)       300,000
                                                        ---------      ---------

Cash flow from financing activities:
  Proceeds from bank financing
  Principal payment on notes payable                      (25,000)             -
  Proceeds from sale of common stock                       66,750              -
  Purchase of treasury stock                                    -        (19,927)
                                                        ---------      ---------
      Net cash provided by (used in)
       financing activities:                               41,750        (19,927)
                                                        ---------      ---------
    Net changes in cash and cash equivalents             (184,391)       (44,717)

Cash:
  Beginning of year                                       239,868         54,151
                                                        ---------      ---------

  End of period                                         $  55,477      $   9,434
                                                        =========      =========

Supplemental disclosure of cash flow information:
 Cash paid (received) during the year for:
  Interest                                              $  38,717      $ 113,543
  Income tax                                            $       -      $ (22,281)

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits.

          3.1 Composite Certificate of Incorporation, as amended of the Company.

          10.7 1995 Stock Plan of the Company, as amended (incorporated by reference to Exhibit A to definitive Proxy Statement of the Company for the 1996 Annual Meeting of Stockholders).

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

                                        UNIVERSITY BANCORP INC.

Date:     August 14, 1996               /s/ Thomas J. Vandermus
                                        -----------------------------------
                                        Thomas J. Vandermus
                                        Chief Financial Officer
                                        (On behalf of the registrant
                                        and as
                                        Principal Financial Officer)

       Exhibit Index
       -------------                                Sequentially
                                                    Numbered
                                                    Page
                                                    ------------


3.1    Composite Certificate of Incorporation

27     Financial Data Schedule