Form 10-Q
period 1996-09-30
UNIVERSITY BANCORP INC /DE/
filed 1996-11-14
CIK 811211

                                  Form 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

(Mark One)

[X]        Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

For the quarterly period ended September 30, 1996

                                     OR

[ ]       Transition Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

For the transition period from ______________ to _______________

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

  Yes      X        No
      ---  ---         ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $0.010 par value        Outstanding at November 11, 1996
                                                       1,249,777 shares


                             page 1 of 34 pages
               Exhibit index on sequentially numbered page 33

                                  FORM 10-Q

                              TABLE OF CONTENTS


PART I - Financial Information
------------------------------

Item 1.         Financial Statements                                    PAGE

                Consolidated Balance Sheets                               3
                Consolidated Statements of Operations                     5
                Consolidated Statements of Cash Flows                     7
                Notes to the Consolidated Financial
                     Statements                                           8

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations            10

                Summary                                                  10
                Results of Operations                                    11
                Liquidity and Capital Resources                          22

PART II - Other Information
---------------------------

                Item 1. Legal Proceedings                                27
                Item 5. Other Information
                     Parent Company Condensed
                            Financial Information                        28
                Item 6. Exhibits & Reports on Form 8-K                   32

Signature                                                                32
---------

Exhibit Index                                                            33

                Item 1. Financial Data Schedule                          34



         ______________________________________________________


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

Part 1 - Financial Information                                          3
Item 1. - Financial Statements


                  UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                         Consolidated Balance Sheets
                   September 30,1996 and December 31,1995
                                 (Unaudited)

                                        September 30     December 31
                                           1996             1995
ASSETS                                     -------          -------
Cash and due from banks                $ 1,836,514      $   578,216
Federal funds sold                       5,592,238        1,359,415
                                       -----------      -----------
     Total cash and cash equivalents     7,428,752        1,937,631

Securities available for sale (note 2)   8,072,598       13,090,547

Loans held for sale                     18,761,148        7,983,154
Loans, net                              17,425,517        8,953,518

Premises and equipment                   2,112,554        1,360,283
Mortgage servicing rights                2,381,550        2,936,703
Investment in and Advances to
    Michigan BIDCO                         796,626          765,858
Other real estate owned                          -          130,596
Other assets                             1,988,249        1,116,238
                                       -----------      -----------
      Total other assets                 7,278,979        6,309,678
                                       -----------      -----------
      TOTAL ASSETS                     $58,966,994      $38,274,528
                                       ===========      ===========

The accompanying notes are an integral part of the consolidated financial statements.

                      UNIVERSITY BANCORP, INC. AND SUB                  4
                         Consolidated Balance Sheets
                   September 30,1996 and December 31,1995
                                 (Unaudited)

                                              September 30     December 31
                                                 1996             1995
LIABILITIES AND STOCKHOLDERS' EQUITY            -------          -------
Deposits:
  Demand - non interest bearing              $ 2,717,570      $ 1,103,921
  Demand - interest bearing                   13,311,359        1,642,425
  Savings                                        838,342        1,075,328
  Time                                        27,452,067       16,923,492
                                             -----------      -----------
     Total Deposits                           44,319,338       20,745,166

FHLB advances                                  7,000,000       10,000,000
Mortgage escrow                                1,264,252        1,055,337
Note payable                                     962,500        1,000,000
Deferred Noncompete income                       110,827          137,080
Other Liabilities                                823,426          484,912
                                             -----------      -----------
     Total Liabilities                        54,480,343       33,422,495
                                             -----------      -----------

Minority Interest                                196,953          201,135

Stockholders' equity:
  Preferred Stock, $0.001 par value;
   Authorized - 500,000 shares;
    issued 0 shares in both 1995 and 1994              -                -
  Common stock, $0.01 par value;
   Authorized - 2,500,000 shares;
    issued  and outstanding
    1,290,823 shares in 1996
    and 1,276,125 shares in 1995                  12,908           12,761
  Treasury Stock - 41,046 shares in 1996
    and 37,282 shares in 1995                   (160,754)        (139,808)
  Additional Paid-in-Capital                   2,881,314        2,799,656
  Retained earnings                            1,594,223        1,836,231
  Net unrealized gain (loss) on securities
   available for sale, net of tax
   of ($19,572) in 1996, and
   $73,181 in 1995.                              (37,993)         142,058
                                             -----------      -----------
     Total Stockholders' equity                4,289,698        4,650,898
                                             -----------      -----------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                  $58,966,994      $38,274,528
                                             ===========      ===========

The accompanying notes are an integral part of the consolidated financial statements.

                  UNIVERSITY BANCORP, INC. AND SUBSIDIARIES             5
                       Consolidated Statements of Income
                                 (Unaudited)

                                                          For the Three Month           For the Nine Month
                                                            Periods Ended                 Periods Ended
                                                    September 30,   September 30,   September 30,   September 30,
                                                        1996           1995             1996            1995
                                                       --------       --------         --------        --------
Interest income:
  Interest and fees on loans                         $  731,768     $  329,437      $ 1,932,746     $   899,422
  Interest on securities:
   U.S. Treasury Securities                                 268              -           33,172               -
   U.S. Government agencies                             109,361        259,509          406,734         791,461
   State and political subdivisions                           -            452                -           4,056
   Other securities                                      24,125          6,744           58,582          14,641
   Interest on bank deposits                              8,742          5,836           33,432          25,919
   Interest on federal funds                             59,272         15,099          152,199          42,662
                                                     ----------     ----------      -----------     -----------
     Total interest income                              933,536        617,077        2,616,865       1,778,161
                                                     ----------     ----------      -----------     -----------
Interest expense:
  Interest on deposits:
   Demand deposits                                      221,681         27,536          378,939         100,871
   Savings deposits                                      10,688         19,843           42,769          59,652
   Time certificates of deposit                         401,288        232,518        1,087,993         577,954
  Bank borrowings                                       102,608        155,459          389,270         441,461
  Repurchase agreements                                       -          9,143                -          91,869
  Interest expense on note payable                       17,190         18,291           72,261         107,002
                                                     ----------     ----------      -----------     -----------
     Total interest expense                             753,455        462,790        1,971,232       1,378,809
                                                     ----------     ----------      -----------     -----------
     Net interest income                                180,081        154,287          645,633         399,352

Provision for loan losses                                98,000          1,200          128,000           3,600
                                                     ----------     ----------      -----------     -----------
     Net interest income after
       provision for loan losses                         82,081        153,087          517,633         395,752
                                                     ----------     ----------      -----------     -----------
Other income:
  Net security gains                                    313,983         19,550          409,844          51,647
  Increase(Decrease) in market value
    of Loans Held for Sale                               73,917              -          (91,471)              -
  Service charges and Fees                               54,640          1,055           62,153           3,614
  Foreign exchange income                                 7,374         21,879           26,938          54,322
  Mortgage banking income                               873,855         39,793        1,709,656         347,648
  Gain on sale of servicing rights                      232,011              -          232,011               -
  Profit (loss) from equity investment in
    Michigan BIDCO                                       (8,821)        33,372           31,179         103,854
  Other                                                  32,190          1,756          136,299          22,770
                                                     ----------     ----------      -----------     -----------
     Total other income                               1,579,149        117,405        2,516,609         583,855
                                                     ----------     ----------      -----------     -----------
   The accompanying notes are an integral part of the consolidated financial statements.

                   UNIVERSITY BANCORP, INC. AND SUBSIDIARIES            6
                Consolidated Statements of Income (continued)
                                 (Unaudited)


                                                          For the Three Month           For the Nine Month
                                                            Periods Ended                 Periods Ended
                                                    September 30,   September 30,   September 30,   September 30,
                                                        1996           1995             1996            1995
                                                    ------------    -----------     ------------    ------------
Other expenses:
  Salaries and wages                                $  670,769      $   95,858      $1,573,201      $  275,572
  Employee benefits                                     93,021          16,511         244,277          51,240
  Occupancy, net                                        81,115          29,661         230,056          58,736
  Taxes other than income                                9,645         (41,117)         21,401         (26,216)
  Data processing and equipment expense                 89,212          21,299         256,338          66,410
  Correspondent bank service charges                     7,015           5,390          15,664          22,476
  Advertising                                           46,697           9,207         115,956          15,401
  Net expense of other real estate owned                   377           5,380           1,393          12,897
  FDIC insurance                                           500          (3,430)          1,500          32,270
  Mortgage banking expense                              93,240           5,751         195,433          42,610
  Legal and audit expense                               76,368          56,995         205,719         268,176
  Other operating expenses                             327,516          57,925         673,346         228,626
                                                    ----------      ----------      ----------      ----------
     Total other expenses                            1,495,475         259,430       3,534,284       1,048,198
                                                    ----------      ----------      ----------      ----------
Income (Loss) before income taxes                      165,755          11,062        (500,042)        (68,591)
                                                    ----------      ----------      ----------      ----------
Income taxes (benefit)                                 (14,210)         (4,175)       (258,033)        (53,630)
                                                    ----------      ----------      ----------      ----------
     Net Income (Loss)                              $  179,965      $   15,237      $ (242,009)     $  (14,961)
                                                    ----------      ----------      ----------      ----------


Earnings(Loss) per common share (Note 1)            $    0.144      $    0.013      $   (0.194)        ($0.013)
                                                    ----------      ----------      ----------      ----------

Weighted average shares outstanding (Note 1)         1,250,663       1,195,577       1,249,842       1,195,929
                                                    ----------      ----------      ----------      ----------

Dividends declared per share                        $      ---      $      ---      $      ---      $      ---
                                                    ==========      ==========      ==========      ==========

    The accompanying notes are an integral part of the consolidated financial statements.


     UNIVERSITY BANCORP, INC. AND SUBSIDIARY                            7

     Consolidated Statements of Cash Flows
          (Unaudited)

                                                                             For the Nine-Month
                                                                                Periods Ended
                                                                                September 30,
                                                                             1996           1995
                                                                           --------       --------
     Cash flow from operating activities:
     Net income (loss)                                                $    (242,009)    $    (14,961)
     Adjustments to reconcile net income to net
       cash from operating activities:
         Depreciation and amortization                                      384,215          100,065
         Provision for loan loss                                            128,000            3,600
         Mortgage loans originated for sale                            (196,463,178)     (53,461,521)
         Proceeds from sale of loans                                    176,566,989       45,625,889
         Net loss/(gain) on loan sales                                     (630,380)          (1,153)
         Net amortization/accretion on securities                           (21,273)          (9,889)
         Gain on sale of available for
          sale securities                                                  (409,844)         (51,647)
         Loss/(Gain) on sale of trading account
          securities                                                         65,236           (7,973)
         Proceeds from sales of trading account
          securities                                                      9,683,339        6,059,528
         Change in:
           Investment in Northern Michigan BIDCO                            (30,768)        (103,854)
           Purchased mortgage servicing rights                              368,999         (468,002)
           Other real estate                                                130,596          (40,705)
           Increase in other assets                                        (764,973)        (596,079)
           Increase/(Decrease) in other liabilities                         308,079         (834,534)
                                                                      -------------     ------------
            Net cash from (used in)
              operating activities                                      (10,926,972)      (3,801,236)
                                                                      -------------     ------------
         Cash flow from investing activities:
           Purchase of available for sale
            securities                                                  (10,702,723)      (7,589,160)
           Proceeds from sales of available for
            sale securities                                               9,904,101       10,709,820
           Loans granted net of repayments                               (8,599,999)      (2,960,747)
           Premises and equipment expenditures                             (950,332)        (778,813)
           Principal paydowns on available for
            sale securities                                               5,975,656        1,742,080
                                                                      -------------     ------------
            Net cash from (used in)
              investing activities                                       (4,373,297)       1,123,180
                                                                      -------------     ------------
         Cash flow from financing activities:
           Net increase in deposits                                      23,574,171        5,618,602
           Other Bank Borrowings                                         (3,000,000)         200,000
           Net increase(decrease) in mortgage escrow accounts               208,915         (151,066)
           Amount due to Broker                                                   -       (1,288,169)
           Principal payment on notes payable                               (37,500)               -
           Issuance of common stock                                          66,750                -
           Purchase of treasury stock                                       (20,946)         (50,423)
                                                                      -------------     ------------
            Net cash from
              financing activities                                       20,791,390        4,328,944
                                                                      -------------     ------------
               Net change in cash and
                 cash equivalents                                         5,491,121        1,650,888

        Cash and cash equivalents:
          Beginning of period                                             1,937,631        1,514,679

          End of period                                               $   7,428,752     $  3,165,567
                                                                      -------------     ------------

         Supplemental disclosure of cash flow information:

         Cash paid for interest expense                               $   1,719,804     $  1,296,288
         Cash paid for income taxes                                               -          881,719


    The accompanying notes are an integral part of the financial statements.

          UNIVERSITY BANCORP, INC. AND SUBSIDIARIES                     8
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


(1) General

     NAME CHANGE. In June 1996, the Company changed its name from Newberry Bancorp, Inc. to University Bancorp, Inc.
     See note 1 of Notes to Financial Statements incorporated by reference in the Company's 1995 Annual Report on Form 10-K for a summary of the Company's significant accounting policies.
     The unaudited financial statements included herein were prepared from the books of the Company in accordance with generally accepted accounting principles and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company's 1995 Annual Report on Form 10-K, and reflect adjustments which are solely of a normal, recurring nature. The current interim periods reported herein are included in the fiscal year subject to independent audit at the end of the year.
     Earnings per share are calculated based on the weighted average number of common shares outstanding during each period as follows: 1,250,663 and 1,195,577 for the three months ended September 30, 1996 and 1995, respectively, and 1,249,842 and 1,195,929 for the nine months ended September 30, 1996 and 1995, respectively. Stock options are considered not dilutive and therefore, not included in earnings per share calculations.
     Subsequent to September 30, 1996, the Company agreed to repurchase 25,000 shares of its common stock at $5.00 per share from a stockholder pursuant to the terms of the agreement whereby the Company acquired 80% of the outstanding common stock of Midwest Loan Services on December 1, 1995.

(2) Available-for-sale Securities

     The Bank's available-for-sale securities portfolio at September 30, 1996 had a net unrealized loss of approximately $57,000 as compared with a net unrealized gain of approximately $86,000 at June 30, 1996 and $215,000 at December 31, 1995, a decrease of $272,000 and $129,000, respectively, mainly due to sales of securities at a profit during the periods. The bulk of the securities were sold to provide funds for increased loan demand. Certain equity securities of Federal Agricultural Mortgage Corp. (NASDAQ - FAMCK) held by the Bank were sold during the quarter ended September 30, 1996 in response to the sharp rise in the market value of these securities.

                                                                         9
                                September 30, 1996
       --------------------------------------------------------------------
                                                    Gross       Estimated
                            Amortized  Unrealized                    Fair
(in thousands)                   Cost       Gains       Losses      Value

U.S. Treasury                     499           -            -        499
U.S. agency mortgage-backed     6,327          34         (103)     6,258
Other mortgage-backed             342           -            -        342
U.S. agency equity                848           -            -        848
Other equity                      114          14           (2)       126

Total securities
  available for sale           $8,130         $48        $(105)    $8,073
                               ======         ===        ======    ======

                                   June 30, 1996
       --------------------------------------------------------------------
                                                    Gross       Estimated
                            Amortized  Unrealized                    Fair
(in thousands)                   Cost       Gains       Losses      Value

U.S. agency mortgage-backed     6,685          33         (131)     6,587
Other mortgage-backed               -           -            -          -
U.S. agency equity              1,032         151            -      1,183
Other equity                      110          33            -        143

Total securities
  available for sale           $7,827        $217        $(131)    $7,913
                               ======        ====        ======    ======

                                 December 31, 1995
       --------------------------------------------------------------------
                                                    Gross       Estimated
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
                              =======        ====         =====   =======

   Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations

SUMMARY

     The following table summarizes the pre-tax income (loss) of each profit center of the Company for the nine months ended September 30, 1996 and 1995:


NINE MONTHS ENDED SEPTEMBER 30, 1996 PRE-TAX INCOME (LOSS) SUMMARY
       COMMUNITY BANKING                                            $(730,906)
       MIDWEST LOAN SERVICES                                             (450)
       VARSITY FUNDING                                                131,612
       VARSITY MORTGAGE                                               176,074
       EQUITY IN EARNINGS OF MICHIGAN BIDCO                            31,179
       CORPORATE OFFICE                                               (94,517)
                                                                    ---------
       TOTAL                                                        $(487,008)

NINE MONTHS ENDED SEPTEMBER 30, 1995 PRE-TAX INCOME (LOSS) SUMMARY
       COMMUNITY BANKING                                             (156,712)
       EQUITY IN EARNINGS OF
        NORTHERN MICHIGAN BIDCO                                       103,854
       CORPORATE OFFICE                                               (15,733)
                                                                    ---------
       Total                                                        $ (68,591)


     For the three months ended September 30, 1996, net income of $179,965 was realized versus net income of $15,237 in the same period in 1995. Net interest income increased to $180,081 in the 1996 period from $154,287 in the 1995 period, and other income was $1,579,149 in the 1996 period versus $117,405 in the 1995 period. The increase in net income was primarily the result of the increase in other income, which was principally a result of a $834,062 increase in the Bank's mortgage banking income, an increase in the market value of loans held for sale of $73,917, a gain on the sale of mortgage servicing rights of $232,011, and a net increase in security gains of $294,433.
     For the nine months ended September 30, 1996, a net loss of $242,009 was realized versus a net loss of $14,961 in the same period in 1995. Net interest income increased to $645,633 in the 1996 period from $399,352 in the 1995 period, and other income was $2,516,609 in the 1996 period versus $583,855 in the 1995 period. The increase in net loss was primarily the result of the increase in other operating expenses in the quarter. Other operating expense increased to $3,534,284 in the 1996 period from $1,048,198 in the 1995 period.
     Other operating expenses increased in both the three and nine months periods as a result of the start-up of the Ann Arbor main office, the start-up of the Varsity Mortgage operation, and the increased level of expenses over the prior year related to these operations and to the acquisition of Midwest Loan Services and the start-up of Varsity Funding.
     The net loss of the Company for the nine months ended September 30, 1995 was principally a result of a lack of profitability from the


Company's banking operations following the sale in December 1994 of the bulk of the Bank's retail deposits and loans, which was only partially offset by the equity in the earnings of Michigan BIDCO and income from the mortgage banking operation.
     Net income per share in the three months ended September 30, 1996 was $0.144, and in the three months ended September 30, 1995 was $0.013 per share. Net loss per share in the nine months ended September 30, 1996 was ($0.194), and in the nine months ended September 30, 1995 was ($0.013) per share.
     During the nine months ended September 30, 1996 there was a decrease of $180,051 in the FASB 115 value of the securities available-for-sale, versus the nine months ended September 30, 1995 when there was an improvement of $609,399 in the FASB 115 value of the securities available-for-sale.


RESULTS OF OPERATIONS

Net Interest Income

     Net interest income increased to $180,081 for the three months ended September 30, 1996 from $154,287 for the three months ended September 30, 1995. Net interest income rose from the year ago period because of an increase in the average balance of loans and a decrease in the percentage cost of interest bearing liabilities. Partially offsetting these trends, the yield on interest earning assets decreased to 8.10% in the 1996 period from 8.26% in the 1995 period. The cost of interest bearing liabilities decreased to 6.15% in the 1996 period from 6.31% in the 1995 period, causing net interest income as a percentage of total earning assets to remain relatively constant, with a decrease to 1.95% from 1.96%.
     For the nine month period ended September 30, 1996, net interest income increased to $645,633 from $399,352 in the 1995 period. The yield on interest earning assets increased to 7.92% in the 1996 period from 7.83% in the 1995 period. The cost of interest bearing liabilities decreased to 5.95% in the 1996 period from 6.41% in 1995 period, resulting in an increase in net interest income as a percent of total average earning assets to 1.97% from 1.42%.


Interest income

     Interest income increased to $933,536 in the quarter ended September 30, 1996 from $617,077 in the quarter ended September 30, 1995. The average volume of interest earning assets increased to $56,731,875 in the 1996 period from $35,147,166 in the 1995 period, an increase of 61.4%. The increased volume of earning assets was due to a 145.7% increase in loans. Interest income increased as a result of an increase in earning assets. The overall yield on earning assets decreased from 8.26% to 8.10%, in line with a drop in the yield on loans from 9.99% to 9.03%, as more earning assets were invested in loans, and lower yielding investment securities were sold to fund loan growth.
     Interest income increased in the nine months ended September 30, 1996 to $2,616,865 from $1,778,161 in the nine months ended September 30, 1995. The average volume of interest earning assets increased to $48,620,761 in the 1996 period from $35,038,520 in the 1995 period, an increase of 38.8%. The increase in interest income was primarily attributable to the increase in the volume of earning assets. The overall yield on earning assets increased to 7.92% from 7.83%, despite a drop in the yield on loans from 10.04% to 9.01%, as more earning assets were invested in loans, and lower yielding investment securities were sold to fund loan growth. The increases in loans are the result of the new activity generated from the Bank's Ann Arbor office and the activity generated by Varsity Funding and Varsity Mortgage.
     The average volume of investment securities in the three months ended September 30,

1996 decreased 18.0% over the same period in 1995, as the Bank's investment portfolio was drawn down. In the nine month period, the average volume of investments decreased 36.3% over the same period in 1995, as the Bank sold investment securities to fund loan growth.
     The yield on investment securities decreased from 6.90% in the three month period ended September 30, 1995 to 5.90% in the 1996 period. The decrease in yields was in line with the general decrease in interest rates between 1995 and 1996, and an increase in lower yielding fed funds for liquidity management purposes. In the nine month periods, the yield decreased from 6.39% in the 1995 period to 5.91% in the 1996 period. The decrease in yields was the result of the same factors as in the three month period. The overall yield on the investments was restrained by the increased amount of fed funds the Bank has operated with during 1996, as a result of the increased loan origination activity associated with the Bank's Ann Arbor office, Varsity Funding and Varsity Mortgage.

Interest Expense

     Interest expense increased to $753,455 in the three months ended September 30, 1996 from $462,790 in the 1995 period. The increase was due to an increase in interest bearing liabilities as a result of the growth of the Bank's Ann Arbor operation, only partially offset by a decrease in rates paid on deposits and borrowings. The cost of funds decreased to 6.15% in the 1996 period from 6.31% in the 1995 period. The average volume of interest bearing liabilities increased 67.1% in the 1996 period versus the 1995 period.
     In the nine month periods ending September 30, 1996 and 1995, interest expense increased to $1,971,232 in 1996 from $1,378,809 in the 1995 period.
The increase was due to the same factors as in the three months periods discussed above. The cost of funds decreased to 5.95% in the 1996 period from 6.41% in the 1995 period. The average volume of interest bearing liabilities increased 53.9% in the 1996 period versus the 1995 period. The increase in deposits is a result of the increased deposit activity associated with the Bank's Ann Arbor office.


As of November 6, 1996 (the nine month anniversary date of the opening of the Ann Arbor office), a total of just over $20,000,000 in new deposits had been generated in the Ann Arbor office.

                      MONTHLY AVERAGE BALANCE SHEET AND
                      INTEREST MARGIN ANALYSIS

     The following tables summarize monthly average balances, revenues from earning assets, expenses of interest bearing liabilities, their associated yield or cost and the net return on earning assets for the three and nine months ended September 30, 1996 and 1995.

                                                                             13

                                                                 Three Months Ended September 30,
                                         ---------------------------------------------------------------------------------
                                                           1996                                           1995
                                         --------------------------------------         -----------------------------------
                                                         Interest       Average                        Interest     Average
                                             Average     Income/        Yield/          Average        Income/      Yield/
                                             Balance     Expense           Rate         Balance        Expense        Rate
ASSETS
Interest Earning Assets:
    Short Term Investments:
        Interest Bearing                     689,183     $  8,742       5.07%               460,735       5,836      5.07%
        Federal Funds Sold                 4,560,924       59,272       5.20%             1,023,631      15,099      5.90%

    Investment Securities:
        Non-taxable (1)                            -            -           -                33,848         452      5.34%
        Taxable                            8,427,378      133,754       6.35%            15,157,841     266,253      7.03%
                                         -----------     --------      ------           -----------    --------     ------
    Total Investment Securities               13,677      201,768       5.90%            16,676,055     287,640      6.90%
                                         -----------     --------      ------           -----------    --------     ------
    Loans:
        Commercial                         5,605,317      132,772       9.47%             2,092,599      59,484     11.37%
        Real Estate Mortgage              23,474,121      512,191       8.73%             9,541,147     231,022      9.69%
        Installment/Consumer               3,338,745       86,805      10.40%             1,558,465      38,931      9.99%
                                         -----------     --------      ------           -----------    --------     ------
    Total Loans                           32,418,183      731,768       9.03%            13,192,211     329,437      9.99%
                                         -----------     --------      ------           -----------    --------     ------
Total Interest Bearing Assets             46,095,668      933,536       8.10%            29,868,266     617,077      8.26%
                                         -----------     --------      ------           -----------    --------     ------
Less allowance for possible
    loan losses & deferred fees             (250,238)                                      (307,206)
                                         -----------                                    -----------
                                          45,845,430                                     29,561,060

Mortgage servicing rights                  3,231,414                                      2,010,774
Non earning assets                         7,655,031                                      3,575,332
                                         -----------                                    -----------
    Total Assets                          56,731,875                                     35,147,166
                                         ===========                                    ===========



LIABILITIES
Interest Bearing Liabilities:
    Deposit Accounts:
        Now/S-Now                          1,043,053     $ 13,210       5.07%                50,361         317      2.52%
        Savings                               94,144          565       2.40%                43,573         310      2.85%
        Canadian Dollar Savings              764,250       10,123       5.30%             1,164,039      19,533      6.71%
        Time                              27,362,562      454,502       6.64%            14,408,888     232,518      6.45%
        Borrowed Funds                     7,000,000      102,608       5.86%            11,166,311     171,289      6.14%
        Money Market Accounts             11,799,908      155,257       5.26%             1,994,917      27,219      5.46%
        Holding Company Debt                 962,500       17,190       7.14%               515,120      11,604      9.01%
                                         -----------     --------      -----            -----------    --------     ------
          Total interest bearing
            liabilities                   49,026,417      753,455       6.15%           $29,343,209     462,790      6.31%
                                         ===========     ========      ------           ===========    --------      -----
Net interest income                                      $180,081                                       154,287
                                                         ========                                       =======
Weighted average rate spread                                            1.95%                                        1.96%
                                                                       ======                                        =====
Net yield on average earning
    assets                                                              1.56%                                        2.07%

(1) Actual yields; not adjusted for tax-equivalent yields
(2) For purposes of computing average yields on the loan portfolio as presented in the above analysis, loans on non-accrual status are included in the average loan balances.

                                                                            14

                                                 Nine Months Ended September 30,
                                     ----------------------------------------------------------------------------------
                                          1996                                               1995
                                     -------------------------------            ---------------------------------------
                                                 Interest  Average                              Interest        Average
                                     Average     Income/    Yield/              Average         Income/         Yield/
                                     Balance     Expense      Rate              Balance         Expense         Rate
ASSETS
Interest Earning Assets:
    Short Term Investments:
        Interest Bearing Deposits        917,947  $   33,432    4.86%              674,312          25,919       5.13%
        Federal Funds Sold             3,917,714     152,199    5.18%              938,118          42,662       6.06%

    Investment Securities:
        Non-taxable (1)                        -           -       -                78,263           4,056       6.91%
        Taxable                       10,596,172     498,488    6.27%           16,646,730         806,102       6.46%
                                     -----------  ----------   ------          -----------      ----------      ------
     Total Investment Securities      15,431,833     684,119    5.91%           18,337,423         878,739       6.39%
                                     -----------  ----------   ------          -----------      ----------      ------
     Loans:
        Commercial                     5,030,880     364,259    9.65%            1,946,112         175,866      12.05%
        Real Estate Mortgage          21,148,837   1,382,902    8.72%            8,360,980         596,233       9.51%
        Installment/Consumer           2,416,834     185,585   10.24%            1,632,186         127,323      10.40%
                                     -----------  ----------   ------          -----------      ----------      ------
     Total Loans                      28,596,551   1,932,746    9.01%           11,939,278         899,422      10.04%
                                     -----------  ----------   ------          -----------      ----------      ------
Total Interest Bearing Assets         44,028,384   2,616,865    7.92%           30,276,701       1,778,161       7.83%
                                     -----------  ----------   ------          -----------      ----------      ------
Less allowance for possible
     loan losses & deferred fees        (306,143)                                 (328,646)
                                     -----------                               -----------
                                      43,722,241                                29,948,055

Mortgage servicing rights              3,137,247                                 1,915,910
Non earning assets                     1,761,273                                 3,174,555
                                     -----------                               -----------
     Total Assets                     48,620,761                                35,038,520
                                     ===========                               ===========



LIABILITIES
Interest Bearing Liabilities:
     Deposit Accounts:
        Now/S-Now                        595,823 $    22,569    5.05%               61,430           1,146       2.49%
        Savings                           68,778       1,250    2.42%               71,463           1,490       2.78%
        Canadian Dollar Savings        1,025,473      41,519    5.40%            1,154,096          58,162       6.72%
        Time                          23,690,709   1,087,993    6.12%           11,973,313         577,954       6.44%
        Borrowed Funds                 8,690,000     389,270    5.97%           12,148,100         583,631       6.41%
        Money Market Accounts          9,018,521     356,370    5.27%            2,444,730          99,725       5.44%
        Holding Company Debt           1,075,000      72,261    8.96%              839,105          56,701       9.01%
                                     -----------  ----------   ------          ------------     ----------      ------
            Total interest bearing
                liabilities           44,164,304   1,971,232    5.95%           28,692,237       1,378,809       6.41%
                                     ===========  ==========   ------          ===========      ----------      ------
Net interest income                               $  645,633                                       399,352
                                                  ==========                                    ==========
Weighted average rate spread                                    1.97%                                            1.42%
                                                               ======                                           ======
Net yield on average earning
  assets                                                        1.76%                                            1.58%

(1)  Actual yields; not adjusted for tax-equivalent yields
(2) For purposes of computing average yields on the loan portfolio as presented in the above analysis, loans on non-accrual status are included in the average loan balances.

Provision for Loan Losses

     With the opening of the Bank's new Ann Arbor operation, management increased the monthly loan loss provision to a rate of $6,000 in February 1996 from $400 in the prior-year period. In September 1996, management accrued a special increase of $80,000 in the loan loss provision and increased the monthly rate beginning in October 1996 to $7,500 per month. The special increase and the increase in the monthly rate was the result of a specific charge-off of $132,074 on one Upper Peninsula commercial loan, which had a targeted reserve of $90,000 at December 31, 1995, combined with management's desire to build reserves at a faster rate, as new loan activity in Ann Arbor is exceeding original management projections. The actual loan losses were $134,636 and $170,470 in the three and nine month periods ended September 30, 1996 versus $10,782 and $53,654 in the three and nine month periods ended September 30, 1995.


                           Three Months Ended    Nine Months Ended
                                    Sept. 30,            Sept. 30,
                           1996          1995    1996         1995
                           ---------------------------------------
Provision for loan losses   $ 98,000   $ 1,200   $128,000 $  3,600
Loan charge-offs             134,636    10,782    170,470   53,654
Reclassification                   -         -          -  (19,736)
Recoveries                     2,807     2,023      7,007   12,921
                            --------   -------   -------- --------
Net increase (decrease)
  in reserve                $(33,829)  $(7,559)  $(35,463)$(56,869)


                                At        At             At
                            Sept. 30   June 30,      December 31,
                               1996      1996           1995
                         ----------------------------------------
Total loans (1)          $17,707,239  $15,287,666      $9,270,703
Reserve for loan losses      281,722      315,551         317,185
Reserve/Loans, % (1)            1.59%        2.06%           3.42%


(1) Excludes loans held for sale.

     In addition to the general loan loss reserve, the Company had a Michigan Strategic Fund loan loss reserve balance of $5,932, $5,853 and $5,212 available at September 30, 1996, June 30, 1996 and December 31, 1995, respectively, to offset loan losses on a group of commercial loans with an original balance of approximately $564,000 at September 30, 1996, June 30, 1996 and December 31, 1995. The Michigan Strategic Fund (the "MSF") is a State of Michigan sponsored program. Under the terms of the program, the Bank can assign, at the Bank's sole discretion, business loans to be covered by MSF guarantees. The funds which are paid to the Bank by the MSF are held at the Bank in a segregated account to offset such loan losses. If there are no losses and the loans are all liquidated, the MSF would retain ownership of the funds in the segregated account.

     The following schedule summarizes the Company's nonperforming loans for the periods indicated:


                                   At               At              At
                                Sept. 30         June 30,       December 31,
                                  1996             1996            1995
                                --------------------------------------------
Past due 90 days and over
    and still accruing:
  Real estate                    18,302          32,530          52,401
  Installment                     1,065           9,654          34,400
  Commercial                    250,515          71,537           9,557
                                -------         -------         -------
    Subtotal                    269,882         113,721          96,358

Nonaccrual loans:
  Real estate                   537,060         374,773          85,666
  Installment                     7,519               -               -
  Commercial                    127,669         130,878         326,312
                                -------         -------         -------
    Subtotal                    672,248         505,651         411,978

Other real estate owned               -               -         130,596
                                -------         -------         -------

Total                           942,130         619,372         638,932

As % of loans (1)                  5.32%           4.05%           6.89
Ratio of reserve for loan
  losses to all
  90 days and over                29.9%            50.9%           62.4%


(1) Excluding loans held for sale.

     Nonaccrual real estate loans at September 30, 1996 and June 30, 1996 includes $449,320 and $287,033, respectively, of single family mortgage loans serviced by the Bank which are secured by residences in North Carolina which were repurchased from FHLMC as a result of documentational deficiencies in the original loan file. The Bank is pursuing legal action against a correspondent which originated these loans for recission of purchase, lost interest, and any credit losses, if any, on the sale of the properties pursuant to origination agreements between the Bank and the correspondent. Although management feels that its legal position is strong, there can be no assurance the Bank will be successful in this action. Excluding these loans, the ratio of reserve for loan losses to all loans 90 days and over would have been 57.2% and 94.9%, respectively.
     Economic conditions in the Bank's primary market area in Ann Arbor were strong in the period. The Sault Ste. Marie area appears not to be growing.
The Newberry area appears to be growing because of the establishment of a major prison complex in the town by the State Department of Corrections. Excluding the single family real estate loans discussed in the preceeding paragraph, the bulk of the Bank's non-performing loans enumerated above relate to borrowers in the Newberry area, with the remainder in the Sault Ste. Marie area.


     Management believes that the current reserve level and the ongoing loan loss reserve for loan losses is adequate to absorb future losses inherent in the loan portfolio, although the ultimate adequacy of the reserve is dependent upon future economic factors beyond the Company's control. A downturn in the general nationwide economy will tend to aggravate, for general nationwide business expansion could conversely tend to diminish the severity of any such difficulties.
     In mid-March 1995, the Bank purchased four Participation Certificates in sub-performing home equity loans with approximately $6,600,000 in unpaid principal balance and $1,000,000 of unpaid accrued interest from a private investor group for approximately $1,903,000 (the "Loan Pool"). The investor group had recently purchased the Loan Pool from the Resolution Trust Corporation, which had not funded legal collection costs with respect to the loans in the pool since 1990. The average stated interest rate on the mortgage loans is over 19%. Approximately 70% of the loans in the pool are currently making some payments (up from 50% at the time of the Bank's acquisition), and based on the collection experience to date, management expects to amortize the remaining purchase price together with a 12% return on the investment within a year, leaving additional future income from the pool which will be split 50/50 with the subservicer of the loan pool. Based upon its investigation of the loan pool, management believes that 70% of the loans in the pool are backed by first or second mortgages where the combined loan to value ratio, after taking into account these liens is less than 100%. To further enhance the collateral of the Participation Certificates, the servicer of the loans has provided additional security, guarantees and collateral, including approximately $283,000 in pledged deposits with the Bank.
     In mid-1996, the servicer submitted a request to the RTC for a $600,000 refund of a portion of the purchase price of the Loan Pool pursuant to the original purchase agreement with the RTC, which, if received, would reduce a portion of the Bank's remaining net investment in the Loan Pool. In September 1996 an additional $700,000 in home equity loans purchased from a home equity loan originator was added to the Loan Pool as a fifth Participation Certificate at a cost of $115,000. The servicer is actively marketing the Loan Pool for sale.
     Including the Bank's investment in the fifth Participation Certificate, as of September 30, 1996, the Bank's net investment in the Loan Pool was $1,116,566.

Non-Interest Income

     Total non-interest income increased to $1,579,149 for the three months ended September 30, 1996 from $117,405 for the three months ended September 30, 1995. The increase was principally a result of a $834,062 increase in the Bank's mortgage banking income, an increase in the market value of loans held for sale of $73,917, a gain on the sale of mortgage servicing rights of $232,011, and a net increase in security gains of $294,433.

     Total non-interest income increased to $2,516,609 for the nine months ended September 30, 1996 from $583,855 for the nine months ended September 30, 1995. The increase was principally a result of a $1,362,008 increase in the Bank's mortgage banking income, increased security gains, and the gain on the sale of mortgage servicing rights, which was partially offset by a decrease in the market value of loans held for sale, and a loss from the share of the results of the Company's equity investment in Michigan BIDCO.

     Securities. During the nine months ended September 30, 1996, securities totalling $8,544,583 were sold from the Bank's available-for-sale securities portfolio with gross realized gains of $477,820 and gross realized losses of $23,378. During the first two quarters of 1996, the Bank sold the bulk of its fixed rate mortgage-backed securities and a portion of its agency backed CMOs indexed monthly to one year CMT. During the third quarter of 1996, the Bank realized capital gains from its investments in Federal Agricultural Mortgage Corp. common stock and the Company realized gains from its investment in Equitec Financial Group bonds.

     Foreign Exchange. Foreign exchange revenues decreased from $21,879 for the three months ended September 30, 1996 to $7,374 in the 1995 period, as a result of lower customer activity at the Bank. For the nine months ended September 30, 1996 and 1995, foreign exchange revenues decreased from $54,322 to $26,938.

     Mortgage Banking. Mortgage banking income increased from $39,793 in the three months ended September 30, 1995 to $873,855 in the three months ended September 30, 1996. In addition, a gain on the sale of mortgage servicing rights of $232,011 was realized by the Bank. The increase in mortgage banking income was the result of sharply increased loan purchase and origination volumes during the 1996 period. There was also a lower of cost or market adjustment of $73,917 added to income in the 1996 period to reverse an earlier period charge to mark the mortgages held for sale to the lower of cost or market. No lower of cost or market adjustment was required in the 1995 period.
     The result for the 1996 period was also dissimilar from the 1995 period in that it also included revenue from Midwest Loan Services, Varsity Funding and Varsity Mortgage. Varsity Mortgage began operations in March 1996, and posted its first profitable month in June 1996. On a combined basis, Varsity Funding and Varsity Mortgage had pre-tax profit of approximately $111,000 in the three months ended June 1996 and a pre-tax profit of approximately $247,272 in the third quarter of 1996. As of June 30, 1996 Varsity Funding and Varsity Mortgage had earned enough profit to recoup the start-up losses of late 1995 and the first quarter of 1996.
     In future quarters, as a result of a profit sharing agreement, the Bank would be entitled to share in the next $290,000 and $546,000 of pre-tax profit of Varsity Funding and Varsity Mortgage, respectively, on a 50/50 basis with the managers and employees of these subsidiaries, or a total of approximately $418,000. The Bank would not receive further profits from the pre-tax income of these operations above such profit threshold, except that the Bank is entitled to 10% of the gross revenue (as defined in the LLC's operating agreement) of Varsity Funding on an ongoing basis, and with the agreement of the managers of Varsity Mortgage, this LLC could, if it obtains its mortgage warehouse financing from a third party other than the Bank, be restructured as a 50/50 joint venture between the Company and the managers.
     At September 30, 1996, the Bank and its subsidiaries owned the right to service $204,701,000 of FHLMC mortgages for others, of which $122,924,000 was owned by the Bank and $81,775,000 was owned by Midwest Loan Services. The following table summarizes the portfolio by type and mortgage note rate:




($ in 000s)                       FIXED RATE - BY MATURITY
                          ----------------------------------------
MORTGAGE RATE (%)         ARMs      UNDER 10       10-25      OVER 25

9.00 and up                807           467         391        2,990
8.50 - 8.99              6,158           856         998       11,967
8.00 - 8.49              7,973         2,240       3,008       22,273
7.50 - 7.99              1,436         7,697       7,070       52,590
7.00 - 7.49                 73         5,478      18,578       20,013
6.50 - 6.99                 95         5,170      10,753        6,149
6.00 - 6.49                892         1,335       1,946        1,327
under 6.00               3,246           618           -          106
                        ------      --------      ------      -------
                        20,680        23,861      42,744      117,415

Current market
  interest rates          5.75         7.50%       7.75%        8.00%
Average annual
 servicing fee           0.39%         0.25%       0.27%        0.26%


     Lower interest rates in late 1995 were responsible for a surge in refinancing. If interest rates were to drop back down to those levels, refinancings and payoffs would likely increase over recent experience since a significant portion of the fixed rate mortgages being serviced carry interest rates at the current market rate. Based on recent comparable sales and indications of market value from industry brokers, management believes that the current market value of the Bank's portfolio of mortgage servicing rights exceeds cost by approximately $144,000 to $33,000. Market interest rate conditions can quickly affect the value of mortgage servicing rights in a positive or negative fashion, as long term interest rates rise and fall. If interest rates were to decline to levels briefly seen during the Summer of 1993, the portfolio would experience significant refinancings and payoffs, which would hurt income.

     At September 30, 1996, the Bank had outstanding purchase commitments to buy single family FNMA/FHLMC qualifying mortgage loans of $15,599,000 and outstanding forward commitments to deliver FNMA/FHLMC mortgage-backed securities of $12,000,000, all of which commitments were for delivery within three months or less, and financial futures used for hedging available-for-sale mortgage loans of $2,400,000. The following tables summarize mortgage banking activity for the three and nine months periods ending September 30, 1996 and 1995:


(amounts in $000s)         Three Months Ended    Nine Months Ended
                           Sept. 30  Sept. 30
                               1996      1995       1996       1995
                          -----------------------------------------
Servicing originated         14,411     5,602     41,503     11,974
Servicing amortized          (5,492)   (1,919)   (18,155)    (3,924)
Bulk servicing purchased          -         -           -    29,996
Bulk servicing sold         (91,924)        -    (91,924)         -
                            -------    ------    --------    ------
Net increase (decrease)
  in servicing (1)          (83,005)    3,683    (68,576)    38,046
                           ========    ======    ========    ======


(1) The above figures reflect only those of the Bank prior to the Bank's acquisition of 80% of Midwest Loan Services on December 1, 1995.



(amounts in $000s)              Sept. 30  June 30,   December 31,
                                  1996      1996        1995
                                ---------------------------------
Total servicing (1)              122,924   204,655        188,319
Book value of servicing            2,382     3,190          2,937
Estimated market value
  of servicing:
  Management estimate (2)          2,415     3,426          3,110
  Discounted cash flow (3)         2,556     3,534          3,220
Estimated excess of market
  over book value (4)             174-33   344-236        283-173

(1) Excludes servicing related to FHLMC and FNMA qualified loans held for delivery.
(2) Assumes a price based upon market transactions at September 30, 1996 and June 30, 1996 of 5.6x (5.6 times the servicing fee) for 30-year servicing, 4.6x for 15-year servicing, 3.0x for Balloon servicing and 2.9x for ARM servicing. Assumes a price at December 31, 1995 of 4.7x for 30-year servicing, 4.0x for 15-year servicing, 2.4x for Balloon servicing and 2.3x for ARM servicing. Excess servicing and servicing related to California properties are each discounted from these amounts at a multiple of one times the servicing fee.
(3) Uses net present value analysis of future cash flows, discounted back at 13.14% (the original rate used to price a $100,000,000 bulk portfolio the Bank purchased in 1993).
(4)  Range based upon the two methods used in (2) and (3), above.

     During 1994 and early 1995, market transactions for servicing rights showed a trend to increased prices. Prices decreased throughout the remainder of 1995 to a low late in the year, and rose somewhat in the first nine months of 1996.
     Michigan BIDCO. Michigan BIDCO (the "BIDCO") invests in businesses in Michigan with the objective of fostering job growth and economic development. As of September 30, 1996, the BIDCO had made seventeen such investments, amounting to a total of $10,717,600 at original cost (before repayments or participations sold). At September 30, 1996, the BIDCO had total assets of $6,215,228. For the three and nine months ended September 30, 1996 and 1995, the Bank's 44.1% equity share in the earnings (loss) of the BIDCO's reported net income (loss) was ($8,821) and $33,372, and $31,179 and $103,854, respectively. Income for 1995 and the 1996 first quarter was negatively impacted by an unusual expense associated with the start-up of the BIDCO's affiliate, Northern Michigan Foundation (see below). Income for the third quarter was negatively impacted by a decrease in managements' market evaluation of an investment in a paper converting company.
     The Bank owns 280 shares of common stock in the BIDCO, currently representing a 44.1% equity interest. The Company's consolidated fully diluted ownership in the BIDCO is 15.6%, after considering the impact of convertible bonds.
     Michigan BIDCO makes its investments in the form of loans or direct equity investments, or a combination thereof. The BIDCO's limit on its investment in one borrower is currently $500,000, and the BIDCO arranges participations for investments in excess of this amount. The Bank is restricted from investing or lending to a business that the BIDCO finances. The BIDCO typically receives warrants or participation rights in the companies in which it invests. To date, investments (at original investment cost) have been made in the following types of businesses:

Michigan BIDCO, investments:
---------------------------
                                                           Total  Equity
     Industry                                         Investment  Participation?

     #1  ABC-TV affiliate                             $1,472,000  yes
     #2  Adult foster care                                40,000  no
     #3  Cable TV                                        545,000  yes
     #4  Children's clothing manufacturer                200,000  yes
     #5  Commercial laundry                              180,000  no
     #6  Environmental engineering                       100,000  repurchased
     #7  Home Health Care                                 20,000  no
     #8  Limited service hotels                          738,600  yes
     #9  Metal manufacturing                              80,000  no
     #10 Paper converting                              2,662,000  yes
     #11 Plastic injection molding                     2,000,000  repurchased
     #12 Railcar parts manufacturing                     125,000  yes
     #13 Railroad boxcar leasing                       1,300,000  no
     #14 Recycled paper pulp mill                        780,000  yes
     #15 Residential mortgage servicing                  450,000  repurchased
     #16 Tissue paper mill                               500,000  yes
     #17 Injection molding equipment                      25,000  no
                                                     -----------

     Total                                           $11,717,600
                                                     ===========


     The loans associated with investments #2, 4, 5, 11, and 15 have been repaid in full, and $300,000 of the loans to #1 have also been repaid in full. Loan participations have been sold in loans associated with investments #1, 8, 10, 13, and 14. At September 30, 1996, the BIDCO had one outstanding conditional commitment to lend an additional $172,000 to investee #1, and outstanding commitments to buy participations totalling of $40,000 in loan to two borrowers which Northern Michigan Foundation is originating (see below).

     Northern Michigan Foundation. In December 1995, the BIDCO donated $225,000 to provide the initial capitalization for Northern Michigan Foundation (the "Foundation"), and in early 1996, donated an additional $75,000 to the Foundation. These donations negatively impacted the BIDCO's and the Company's earnings in the 1996 first quarter. The BIDCO anticipates that on an ongoing basis a portion of its overhead will be borne by the Foundation. The BIDCO and the Foundation share administrative staffs and offices, with the Foundation reimbursing the BIDCO for these services. As a result of its capitalization by the BIDCO, the Foundation was able to borrow a total of $2,000,000 from the U.S. Rural Economic Community Development Service Agency ("U.S. RECDS") at 1% interest with a 30 year term. As of September 30, 1996, the Foundation had lent $580,000 of its available funds to three borrowers, and had two outstanding conditional commitments to lend an additional $160,000 to two borrowers.

Non-Interest Expense

     Non-interest expense increased to $1,495,475 in the three months ended September 30, 1996 from $259,430 for the three months ended September 30, 1995. The increase was primarily the result of the start-up of the Ann Arbor main office, the start-up of the Varsity Mortgage operation in March 1996, and the increased level of expenses over the prior year related to these locations and Midwest Loan Services (which was acquired in December 1995) and Varsity Funding (which commenced operations in October 1995).
     Non-interest expense increased to $3,534,284 in the nine months ended September 30, 1996 from $1,048,198 for the nine months ended September 30, 1995. The increase was a result of the same factors as in the three months periods. Operations at the Bank in Ann Arbor reflect a full quarter of personnel and other expenses in the first quarter of 1996, although the revenue from the new main office did not begin to increase until after the new office opened in early February 1996.
     Non-interest operating expense for only the parent company increased from $15,613 for the three month 1995 period to $37,873 for the 1996 period. Costs associated with the Company's stock market listing and other miscellaneous expenses were higher. Non-interest operating expense for only the parent company increased from $55,976 for the nine month 1995 period to $108,336 for the 1996 period. Public listing expenses, legal and audit expenses and other miscellaneous expenses were higher.


Liquidity and Capital Resources

Parent Company Liquidity:
     At year-end 1995, University Bancorp, Inc. held cash and marketable equity securities of $400,870. This decreased by $224,025 to $176,845 at September 30, 1996. The decrease in cash and marketable equity securities was due to operating expenses and payments of principal and interest on the Company's loan. During the nine months ended September 30, 1996 no dividends were paid from the Bank. Management anticipates that only modest dividends will be paid from the Bank until the Bank's Ann Arbor operation grows large enough to achieve profitability. Dividends from the Company's bank subsidiary together with earnings from the cash and marketable equity securities held by the parent company are the principal sources of income used to fund the parent company's indebtedness owing to North Country Bank & Trust ("NCB&T"; formerly First Northern Bank & Trust), which amounted to $962,500 and $1,000,000 at September 30, 1996 and at December 31, 1995, respectively. The Company has received a commitment from NCB&T to extend the maturity of the note to November 1, 1997. Management believes that the cash and securities on hand together with available unrestricted retained earnings that University Bank is able to pay the Company in the form of dividends, with permission of the Company's secured debt lender, is currently sufficient to cover any required principal reductions during 1996 and 1997 on the holding company's loan, although the Company will need to refinance the loan at maturity in November 1997.

Capital Resources:

     The following table sets forth the Bank's risk based assets, and the capital ratios and risk based capital ratios of the Bank and Company.

                                                    UNIVERSITY BANK
Risk Adjusted Assets & Risk Adjusted Capital Ratio at September 30, 1996
                                ($ in 000's)

                                                                             Risk Adj.
                                                         Value      Risk       Asset
                    Asset                               (000's)    Weight      Value
---------------------------------------------          ---------  ---------  ---------
Cash and Federal Reserve Deposits                           278        0%         0
U.S. Gov't Agency Securities                                713        0%         0
U.S. Treasury Securities                                    499        0%         0
U.S. Gov't Guaranteed Loans                                 204       20%        41
Balances at Domestic and Canadian Banks                   1,524       20%       305
Fed Funds Sold                                            5,592       20%     1,118
U.S. Gov't Agency Mortgage-backed Securities              5,613       20%     1,123
U.S. Gov't Equity Securities                                848       20%       170
Other Mortgage-backed Securities                            342       50%       171
1-4 Family Mortgage Loans                                25,237       50%    12,619
Junior Liens                                              2,081      100%     2,081
All Other Loans                                           8,946      100%     8,946
All Other Securities                                         23      100%        23
Real Estate Owned                                             0      100%         0
Premises & Equipment                                      2,113      100%     2,113
Mortgage Servicing Rights                                 2,381      100%     2,381
Other Assets                                              2,072      100%     2,072


---------------------------------------------           -------
TOTAL ASSETS                                             58,466
                                                        =======
Off Balance Sheet Items:
     Letters of Credit and Committments > 1 Year              0   100.00%         0
     Foreign Exchange Contracts                             800     1.00%         8
     Interest Rate Contracts                              2,400     0.00%(1)      7
     FHLMC/FNMA Loan Purchase Committments               15,599    50.00%     7,800
     MBS FHLMC/FNMA Forward Sell Committments            12,000     0.00%(1)     16
     Agency Guaranteed Commercial Loans Sold                203    20.00%        41
                                                        -------   ------     ------
TOTAL RISK-ADJUSTED ASSETS                                                   41,033
                                                                             ======

CAPITAL RESOURCES
Shareholders Equity                                       4,554
Net Unrealized Loss on AFS Equity Securities                 46
Minority interest in consolidated subsidiary                197
Mortgage Servicing Rights Limitation                         (5)
                                                          -----
Total Equity (Tier 1)                                     4,792
Qualifying Loan Loss Reserve (Tier 2)                       282
                                                          -----
Regulatory Capital (Tier 1 & Tier 2)                      5,074
                                                          =====

Primary and Total Capital Ratio (Leverage)                 8.68%
                                                          =====
Risk-adjusted Capital Ratio (Tier 1)                      11.68%
                                                          =====
Risk-adjusted Capital Ratio (Tier 1 & Tier 2)             12.37%
                                                          =====
University Bancorp Consolidated
     Total Capital Ratio (Leverage Ratio)                  7.27%
                                                          =====

(1) Plus market value, or replacement cost valuation, as required.

University Bank Liquidity:

     The Bank's primary sources of liquidity are customer deposits, scheduled amortization and prepayments of loan principal, cash flow from operations, maturities of various investments, the sale of loans held for sale, reverse repo credit lines and borrowings from the Federal Home Loan Bank secured by securities and residential mortgage loans, and overnight fed funds credit lines from correspondent banks. In addition, the Bank invests in overnight Federal Funds. At September 30, 1996, the bank had cash and due from banks and fed funds on hand of $7,428,752. At September 30, 1996 the Bank had available a $10,000,000 line of credit secured by mortgage loans for sale to the secondary market. In order to bolster liquidity, the Bank has also sold brokered CDs from time to time.

Impact of Inflation

     The primary impact of inflation on the Company's operations is reflected in increased operating costs. Since the assets and liabilities of the Company are primarily monetary in nature, changes in interest rates have a more significant impact on the Company's performance than the general effects of inflation. However, to the extent that inflation affects interest rates, it also affects the net income of the Company.
     Rising long term and short term interest rates tend to increase the value of the Bank's investment in mortgage servicing rights and improve the Bank's current return on such rights by lowering required amortization rates on the rights. However, rising interest rates tend to decrease new mortgage origination activity, negatively impacting current income from mortgage banking operations. The table on page 26 details the Bank's asset/liability sensitivity as of September 30, 1996.

                               UNIVERSITY BANK
                     Asset/Liability Position Analysis                  9-30-96
                                ($ in 000'S)
                          Maturing or Repricing in

                          3 Mos   91 Days to  1 - 5   Over 5     ALL
         ASSETS          or Less    1 Year    Years    Years   OTHERS  TOTALS

FEDERAL FUNDS             5,592                                          5,592
LOANS (1)                   524      1,765    4,430    5,665            12,384
CANADIAN INVESTMENTS         57                                             57
SECURITIES                4,800      2,011       12    1,215      594    8,632
LOANS HELD FOR SALE      18,761                                         18,761
MATURED LOANS               798                                            798
VARIABLE RATE LOANS       4,004                                          4,004
OTHER ASSETS                                                    6,288    6,288
CASH & DUE FROM BANKS                                           1,780    1,780
OVERDRAFTS                   17                                             17
NON-ACCRUAL LOANS                                                 223      223
VALUATION ADJUSTMENT                                              (70)     (70)
                         ------     ------    -----    -----    -----   ------
  TOTAL ASSETS           34,553      3,776    4,442    6,880    8,815   58,466

     LIABILITIES

LARGE C.D.'S              5,721     13,124    1,250                     20,095
REGULAR C.D.'S            1,665      3,655    2,037                      7,357
MMDA                     11,979                                         11,979
NOW                       1,405                                          1,405
DEMAND                                                          3,982    3,982
SAVINGS                      85                                             85
CANADIAN SAVINGS            753                                            753
OTHER LIABILITIES         4,500      2,500                      1,022    8,022
EQUITY                                                          4,788    4,788
                         ------     ------    -----    -----    -----   ------
   TOTAL LIABILITIES     26,108     19,279    3,287        -    9,792   58,466


      GAP                 8,445    (15,503)   1,155    6,880     (977)       -


      CUMULATIVE
      GAP                 8,445     (7,058)  (5,903)     977

      GAP
      PERCENTAGE          14.44%    -12.07%  -10.10%    1.67%

NOTES:
(1) Net of bad debt reserve

                                                                        27
     PART II OTHER INFORMATION

Item 1. Legal Proceedings

     There are no material pending legal proceedings to which the Company or any of its subsidiaries is party or to which any of their properties are subject.

                                                                        28
Item 5. Other information

     Parent Company Financial Information

     Certain condensed financial information with respect to University Bancorp, Inc. follows:

                                                                         29
                    UNIVERSITY BANCORP, INC. (The Parent)

                     Condensed Balance Sheet (Unaudited)

                                          September 30,     December 31,
                                              1996               1995
ASSETS                                        ------              ------
Cash and due from banks                   $   72,771        $  239,868
                                          ----------        ----------
Investment in subsidiary                   4,787,705         5,023,367
                                          ----------        ----------
Due from ESOP                                  1,000             1,000
Securities available for sale (Note 2)       104,074           161,002
Investment in Michigan BIDCO                 202,660           202,780
Federal income tax receivable                153,372            58,030
Furniture, fixtures & equipment                    -             1,743
Deferred taxes                                 8,537             8,537
Prepaid expenses and other assets             31,494             8,865
                                          ----------        ----------
Total other assets                           501,137           441,957

  TOTAL ASSETS                             5,361,613         5,705,192
                                          ==========        ==========

                                           September 30,     December 31,
                                              1996               1995
LIABILITIES AND SHAREHOLDERS' EQUITY          ------              ------
Note payable                                 962,500         1,000,000
Accrued interest payable                      14,840            24,479
Accounts payable                              14,233            29,815
Due to subsidiary                             80,342                 -
                                          ----------        ----------
     Total Liabilities                     1,071,915         1,054,294

Stockholders' equity:
  Capital stock and paid in capital        2,733,468         2,672,609
  Retained earnings                        1,594,223         1,836,231
  Net unrealized gain on
    available-for-sale securities            (37,993)          142,058
                                          ----------        ----------
     Total Stockholders' equity            4,289,698         4,650,898
                                          ----------        ----------
     TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY               $5,361,613        $5,705,192
                                          ==========        ==========

       UNIVERSITY BANCORP, INC. (The Parent)                              30

       Condensed Statement of Operations           For the Three-Month         For the Nine-Month
                   (Unaudited)                        Periods Ended               Periods Ended
                                                      September 30,               September 30,
                                                      1996         1995           1996         1995
  Net income (loss) from bank subsidiary           $ 195,313    $ (10,203)     $(162,492)   $  (4,578)
  Gain on sale of investments                         16,280       30,913         44,598       46,243
  Interest income                                      5,617        7,371         15,299       12,851
  Other income                                        13,877       27,198         18,502       37,570
                                                   ---------    ---------      ---------    ---------
     Total income (loss)                             231,087       55,279        (84,093)      92,086
                                                   ---------    ---------      ---------    ---------
  Interest expense                                    20,249       11,604         64,580       56,701
  Legal and Audit Expense                              8,124        5,000         46,891       23,755
  Public listing expense                              13,075        1,000         29,068        3,000
  Other expenses                                      16,674        9,613         32,377       29,221
                                                   ---------    ---------      ---------    ---------
     Total expenses                                   58,122       27,217        172,916      112,677
                                                   ---------    ---------      ---------    ---------
     Income (loss) before income taxes               172,965       28,062       (257,009)     (20,591)
                                                   ---------    ---------      ---------    ---------
     Income taxes (benefit)                           (7,000)      12,825        (15,000)      (5,630)
                                                   ---------    ---------      ---------    ---------
     Net income (loss)                               179,965       15,237       (242,009)     (14,961)
                                                   =========    =========      =========    =========

Net income (loss) per common share                    $0.144       $0.013        ($0.194)     ($0.013)
                                                   =========    =========      =========    =========

Dividends declared per share                       $     ---    $     ---      $     ---    $     ---
                                                   =========    =========      =========    =========

             UNIVERSITY BANCORP, INC. (The Parent)

             Condensed Statement of Cash Flows
                         (Unaudited)
                                                                   For the Nine Month
                                                                     Periods Ended
                                                                     September 30,
                                                                   1996          1995
             Reconciliation of net income (loss)
               to net cash used in
               operating activities:
                Net Loss                                        $(242,009)    $  (14,961)
                Depreciation                                        1,743          2,251
                Amortization of Premium on Securities                 120              -
                Proceeds from sales of trading securities               -        167,690
                Purchases of trading securities                         -       (366,284)
                Gain on sale of investments                       (44,598)       (46,243)
                Contribution to ESOP                               15,056              -
                Decrease in receivable from affiliate                   -        973,211
                Increase in Other Assets                         (117,971)      (276,846)
                Decrease in interest payable                       (9,639)       (78,798)
                Increase (decrease) in Other Liabilities           85,381       (702,153)
                Subsidiary net loss                               162,492          4,578
                                                                ---------     ----------
                  Net cash provided by (used in)
                   operating activities                          (149,425)      (337,555)
                                                                ---------     ----------

            Cash flow from investing activities:
              Subsidiary dividends received                             -      1,350,000
              Contributions of capital to subsidiary              (66,750)      (920,000)
              Purchase of available for sale securities           (97,442)             -
              Proceeds from sale of available for sale sec        138,216              -
              Advances to Michigan BIDCO                                -              -
              Capital expenditures                                      -              -
                                                                ---------     ----------
                  Net cash provided by (used in)
                   investing activities:                          (25,976)       430,000
                                                                ---------     ----------

            Cash flow from financing activities:
              Proceeds from bank financing
              Principal payment on notes payable                  (37,500)             -
              Proceeds from sale of common stock                   66,750              -
              Purchase of treasury stock                          (20,946)       (50,423)
                                                                ---------     ----------
                  Net cash provided by (used in)
                   financing activities:                            8,304        (50,423)
                                                                ---------     ----------
                Net changes in cash and cash equivalents         (167,097)        42,022

            Cash:
              Beginning of year                                   239,868         54,151
                                                                ---------     ----------

              End of period                                     $  72,771     $   96,173
                                                                =========     ==========

           Supplemental disclosure of cash flow information:
            Cash paid (received) during the year for:
              Interest                                          $  49,538     $  116,637
              Income tax                                        $       -     $  (22,281)

                                                                          32
Item 6. Exhibits and Reports on Form 8-K.

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

                                        UNIVERSITY BANCORP INC.

Date: November 14, 1996                 /s/ Thomas J. Vandermus
                                        -------------------------
                                        Thomas J. Vandermus
                                        Chief Financial Officer
                                        (On behalf of the registrant
                                        and as
                                        Principal Financial Officer)

Exhibit Index
-------------                                   Sequentially
                                                Numbered
                                                Page
                                                ------------


27. Financial Data Schedule                          34