Form 10-K405
period 1996-12-31
UNIVERSITY BANCORP INC /DE/
filed 1997-03-31
CIK 811211

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                  for the fiscal year ended December 31, 1996
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ____________ to ___________

                         Commission file number 0-16023

                            UNIVERSITY BANCORP, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                  38-2929531
-------------------------------           -------------------------------
(State or other jurisdiction of           (I.R.S. Employer incorporation)
      Identification No.)


209 E. Portage Ave, Sault S. Marie, Michigan             49783
------------------------------------------------------------------------
(Address of principal executive offices)      (Zip Code)


       Registrant's telephone number, including area code (906) 635-9794
                                                          --------------

Securities registered pursuant to section 12(b) of the Act: NONE Securities registered pursuant to section 12(g) of the Act:
                    Common Stock, par value $.010 per share
                    ---------------------------------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X     No
                                              -----      -----
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
     The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the average bid and asked price for the Registrant's Common Stock on March 20, 1997, as reported by NASDAQ, was approximately $2,059,347.*
     The number of shares outstanding of the Registrant's Common Stock as of
March 20, 1997:   1,226,601 shares.

* For purposes of this calculation shares of the Registrant held by directors and officers of the Registrant and officers of its subsidiaries and other affiliates have been excluded.

     Documents Incorporated by Reference: Portions of the registrant's Proxy Statement, to be filed by April 30, 1997 for the 1997 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Report.
                              page 1 of 120 pages
                 Exhibit index on sequentially numbered page 87

PART I.

ITEM 1. - BUSINESS

     GENERAL

     University Bancorp, Inc. a Delaware corporation (individually and on a consolidated basis with its subsidiary where the context indicates, the "Company" or the "Corporation"), operates as a bank holding company for its wholly-owned subsidiary, University Bank. University Bank (the "Bank") is a state chartered community bank. The Bank was chartered by the state of Michigan in 1908 as successor to a banking organization organized in 1890. The Bank changed its name from "The Newberry State Bank" to its current name in July 1995 to more closely identify the name of the Bank with its current places of business. Ann Arbor and Sault Ste. Marie are both university towns, the first being the home of the University of Michigan, and the latter being the home of Lake Superior State University. The Bank's accounts are insured by the Federal Deposit Insurance Corporation.
     University Bancorp, Inc. is essentially a holding company for the Bank and it invests available cash resources in marketable equity and debt securities and interest bearing deposits. At December 31, 1996 University Bancorp, Inc. had cash on deposit of $41,113 and available for sale investments at fair value of $316,772. University Bancorp, Inc. changed its name to University Bancorp, Inc. from Newberry Bancorp, Inc. in June 1996, to more closely identify the bank holding company with the Bank.
     University Bank is headquartered in the town of Ann Arbor, Michigan, which is the largest city in Washtenaw County, in the western suburbs of the Detroit Metropolitan Statistical Area ("Detroit MSA"). Following the closing of its sale of bank office assets and liabilities relating to its former main office in Newberry, Michigan and its two branch offices in Sault Ste. Marie, Michigan on December 5, 1994, more fully described below, during 1995, the Bank was primarily engaged in residential mortgage lending and servicing operations, and the investment of deposits and other bank borrowings in various investments, including investment securities issued by government agencies and U.S. Treasury securities. On February 6, 1996, the Bank opened its new Ann Arbor main office.
     The Bank conducts its banking business from its headquarters office in Ann Arbor. The Bank's computer operations center and accounting function is located in a separate office in Sault Ste. Marie along with portions of the Bank's mortgage banking operation. The Bank's primary market area is defined as the City of Ann Arbor with residential mortgage lending being conducted in the greater Washtenaw County area. In addition, the Bank retains a portfolio of loans from Chippewa County including the city of Sault Ste. Marie, Michigan, the immediately adjacent areas of Sault Ste. Marie, Ontario, Canada, and Luce County and its county seat, Newberry, which is located approximately 60 miles east of Sault Ste. Marie, Michigan.
     Eastern Upper Peninsula Banking. On December 5, 1994, the Bank sold assets pertaining to its former main office in Newberry and two branch offices in Sault Ste. Marie, including deposits and associated loan portfolios for a premium above book value of $3,500,000, before certain expenses related to the sale (the "Branch Sale"). Having operated solely in Newberry, Michigan, the largest city in Luce County, in the eastern Upper Peninsula, for 100 years, the Bank opened its first branch office in Sault Ste. Marie in February, 1991, and a second branch office in Sault Ste. Marie in June, 1993. Following the Branch Sale, the Bank relocated its main office to the offices of its mortgage operation, which is also the Company's corporate headquarters in Sault Ste. Marie, Michigan. Sault Ste. Marie is the largest city in the eastern Upper Peninsula of Michigan and the county seat of Chippewa County.

     Following the completion of the Branch Sale, the Bank retained and from time to time originated a relatively small number of loans to borrowers engaged in commercial businesses, agriculture and commercial real estate. The Bank also retained a small consumer loan portfolio and credit card loan portfolio. With few exceptions, until the opening of the Bank's new Ann Arbor main office, all of the Bank's consumer and business loans were to borrowers located in the eastern Upper Peninsula of Michigan.
     Mortgage Banking. In October 1995, the Bank established a new mortgage banking subsidiary, Varsity Funding, L.L.C. ("Varsity Funding"). Varsity Funding specializes in the purchase and origination of impaired credit, or subprime quality, residential mortgages, for sale to non-U.S. government agency-backed mortgage conduits. Varsity Funding's offices are located in Farmington Hills, Michigan, which is located on the northwest side of the Detroit MSA.
     In February 1996, Varsity Funding expanded the scope of its operations by establishing another subsidiary of the Bank, Varsity Mortgage, L.L.C. ("Varsity Mortgage"). The Varsity Mortgage mortgage banking operations purchases residential home loans which generally qualify for sale to secondary market investors under the underwriting criteria of the Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") from correspondents in Michigan and in adjacent states. Loans purchased from correspondents or originated internally by the Bank are then either pooled into mortgage-backed securities and the securities are sold to investors or they are sold directly to FHLMC or FNMA. The Bank retains the servicing rights to the loans or securities sold secured by properties located in Washtenaw County or the eastern Upper Peninsula of Michigan, and sells on a continuous basis the servicing rights to the loans or securities sold secured by other properties. The Bank also retains a portfolio of residential mortgage servicing rights located throughout the country which are guaranteed by government agencies, from its previous wholesale activities operated out of Sault Ste. Marie.
     The Bank originates residential loans from it's Ann Arbor office and sells them to secondary mortgage correspondents via Varsity Mortgage. The Bank, through its Sault Ste. Marie mortgage banking office previously operated in similar fashion to Varsity Mortgage, by purchasing, from correspondents in Michigan, or by originating residential home loans which generally qualify for sale to secondary market investors under the underwriting criteria of the FHLMC and FNMA. In November 1996, the Bank discontinued its wholesale operation in Sault Ste. Marie and transferred all pooling and packaging of residential loans to Varsity Mortgage. The Bank's accounting department continues to administer the Bank's table funding mortgage broker lending operation from the Sault Ste. Marie office.

     The profits of both Varsity Mortgage and Varsity Funding are subject to agreements (the "Net Branch Agreements") with the executives who have organized and supervised their operations under which profits and/or revenues are shared with the Bank and where a portion of their compensation is available for distribution to its managers and for the purchase of shares of the Company. In future years, as a result of a profit sharing agreement, the Bank would be entitled to share in the next $200,000 and $864,000 of pre-tax profit of Varsity Funding and Varsity Mortgage, respectively, on a 50/50 basis with the managers and employees of these subsidiaries, or a total of approximately $1,064,000. The Bank would not receive further profits from the pre-tax income of these operations above such profit threshold, except that the Bank is entitled to 10% of the gross revenue (as defined in the LLC's operating agreement) of Varsity Funding on an ongoing basis, and with the agreement of the managers of Varsity Mortgage, this LLC could, if it obtains it's mortgage warehouse financing from a third party other than the Bank, be restructured as a 50/50 joint venture between the Company and the managers.
     Mortgage Servicing. In July 1995 the Bank terminated its mortgage servicing operation in Sault Ste. Marie by outsourcing its servicing operations under a contract with Midwest Loan Services, Inc., of Houghton, Michigan ("Midwest Loan Services"). In December 1995, the Bank acquired 80% of the common stock of Midwest Loan Services, which specializes in subservicing for the account of other financial institutions and mortgage brokers, of residential mortgage loans sold to FNMA, FHLMC and other private residential mortgage conduits.
     Michigan BIDCO. In May 1993, the Company established a Business and Industrial Development Company (the "BIDCO") called Michigan BIDCO, Inc. ("Michigan BIDCO"). The BIDCO is licensed by the Michigan Financial Institutions Bureau under the State of Michigan BIDCO program. Michigan BIDCO invests in businesses in Michigan with the objective of fostering job growth and economic development. Michigan BIDCO is currently 44.1%-owned by the Bank, and is accounted for under the equity method. Such percentage is subject to reduction in the event of conversion of the BIDCO's outstanding convertible bonds. The BIDCO changed its name to Michigan BIDCO, Inc. from Northern Michigan BIDCO, Inc. in late 1995 to reflect its strategic plan of seeking investment opportunities throughout the entire state of Michigan. Originally, the BIDCO limited its investments to the northern half of Michigan.
     Northern Michigan Foundation. In December 1995, the BIDCO donated $225,000 to capitalize Northern Michigan Foundation (the "Foundation"), and in early 1996, donated an additional $75,000 to the Foundation. The BIDCO anticipates that on an ongoing basis a portion of its overhead will be borne by the Foundation. The BIDCO and the Foundation share administrative staffs and offices, with the Foundation reimbursing the BIDCO for these services. As a result of its capitalization by the BIDCO, the Foundation was able to gain the right to borrow a total of up to $2,000,000 from the U.S. Rural Economic Community Development Service Agency ("U.S. RECDS") at 1% interest with a 30 year term.
     University Insurance & Investment Services. On December 31, 1996, the Bank established a new insurance and investment sales agency subsidiary, called, University Insurance & Investment Services, Inc., based in its Ann Arbor main office. The agency is licensed by the State of Michigan as an insurance agency. The focus of the insurance agency is expected to be life, home, auto and healthcare insurance brokerage, and mutual fund and annuity sales.

     EMPLOYEES

     The Company employed 63 full-time persons at December 31, 1996, including the following:


                       University Bank, Ann Arbor          17
                       University Bank, Sault Ste. Marie    9
                       Michigan BIDCO                       4
                       Midwest Loan Services               10
                       University Insurance & Investment    1
                       Varsity Funding                     10
                       Varsity Mortgage                    12

     LINES OF BUSINESS

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

     MORTGAGE BANKING

     The Bank became a seller/servicer of Federal Home Loan Mortgage Corporation insured mortgages ("FHLMC mortgages") in late 1991 and began to originate FHLMC mortgages for sale into the secondary market. In late 1994 the Bank became a seller/servicer of Federal National Mortgage Association insured mortgages ("FNMA mortgages") and began to originate FNMA mortgages for sale into the secondary market. Varsity Mortgage utilizes the Bank's seller/servicer licenses to pool, package and sell both FNMA and FHLMC mortgages.
     Varsity Funding, which began operations in late 1995, specializes in the purchase and origination of impaired credit, or subprime quality, residential mortgages, for sale to mortgage conduits. Borrowers who have substantial downpayments or equity in their homes, as a result of past credit problems may be unable to obtain home mortgages or may be in danger of losing their home to foreclosure. Impaired credit lenders provide fixed rate higher interest loans to these borrowers. Typically, within two years, borrowers who have improved their credit rating can qualify for conventional home mortgages and refinance into a lower interest rate at that time. Varsity Funding typically sells all of the mortgages it purchases to secondary market investors.
     The Bank has retained about 2/3 of the servicing rights on all mortgages originated by it to date, however Varsity Mortgage and Varsity Funding are selling the servicing right on all mortgages sold to date. Of the 2,237 mortgages serviced at year-end 1996, 4.43% (99) were delinquent one or more payments.
     The Bank's accounting department continues to administer the Bank's table funding mortgage broker lending operation from the Sault Ste. Marie office.
     Reference is made to the discussion of the mortgage banking business in
ITEM 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, in the section entitled "Non-Interest Income and Non-Interest Expense", under the heading Mortgage Banking.

     MORTGAGE SERVICING

     The Bank's 80% owned subsidiary, Midwest Loan Services, specializes in subservicing for the account of other financial institution and mortgage brokers, residential mortgage loans sold to FNMA and FHLMC and other non-agency private conduits. Mortgage servicing firms receive monthly payments from loan customers, aggregate and account for these payments, and send the funds to mortgage-backed securities holders, such as pension funds and financial institutions. Mortgage servicers also dun delinquent accounts and foreclose loans, if required. Midwest is regulated by FHLMC and FNMA. Mortgage servicers receive a fixed monthly fee for performing this service. As of December 31, 1996, Midwest Loan Services subserviced 3,261 loans for non-affiliated companies, and serviced 2,237 loans for the Bank and its own account.

     INVESTMENT SECURITIES

     The Bank maintains surplus investable funds in investments consisting of short-term money market instruments, U.S. Treasury and federal agency obligations, and mortgage-backed securities backed by federal agency obligations. The Bank's investments and the Company's cash and equity portfolio are managed by the President of the Company, subject to the review and approval of the Board of Directors of the applicable corporate entity. The securities of the Company and the Bank provide a source of liquidity to meet operating needs. At December 31, 1996 the Bank's investments had a net unrealized loss of approximately $30,154 versus a net unrealized gain of approximately $139,373 at December 31, 1995. The decline in the net unrealized gain was the result of a general increase in interest rates during 1996.

     The following table discloses certain information regarding securities held by the Company, the amortized cost of which exceeded more than 10% of stockholders' equity as of December 31, 1996:


                                       Final     Market  Amortized
Issuer               Coupon  Yield  Maturity      Value       Cost
------               ------  -----  --------   --------   --------
GNMA Pool #8216 (1)     FRN  6.48%  02/20/24 $  680,454 $  687,661
RTC 91-12-A1 (2)        FRN  5.48%  01/25/21    645,759    681,054
FHLMC #1576-F (3)       FRN  5.81%  09/30/24    879,881    901,609
FHLMC #409251 (4)       FRN  7.56%  01/15/24    622,748    621,235
FHLBI equity (5)        VAR  6.00%      None    848,400    848,400
FNMA CMO92-190F (6)     FRN  6.78%  11/25/07    508,126    502,813
FNMA CMO92-199FN(7)     FRN  6.18%  11/25/99    506,077    504,797
FHMLC 1463-A (8)        FRN  5.76%  01/15/23  1,288,080  1,288,407

_______________________
(1) The coupon of GNMA security adjusts annually at a rate of 1.50% over the one year Treasury CMT rate, with a 1% annual and 6% life of security adjustment cap.
(2) The floating rate Resolution Trust Corporation bond is backed by a portfolio of single family home mortgages. Due to the structure of the issue, the expected average life is 3-4 years. Although issued by a government sponsored agency they are not government guaranteed. The bonds are rated "AA" by Standard & Poor's and the
[footnotes to table continued on following page] coupon floats at 100 basis points over the 11th District Cost of Funds Index, adjusted monthly.
(3) Due to the structure of the issue, the expected average life is 11-12 years. The coupon floats at 90 basis points over the 11th District Cost of Funds Index, adjusted monthly.
(4) The coupon of these FHLMC securities adjusts after 12 months and annually thereafter at a rate of 2.00% over the one year Treasury CMT rate, with a 2% annual and 6% life of security cap.
(5) The rate varies quarterly. The Bank is required to maintain the investment in Federal Home Loan Bank of Indianapolis (the "FHLBI") common stock in an amount related to the Bank's single family mortgage related assets and FHLBI advances. Shares are redeemed or sold at par value by the FHLBI as required from time to time.
(6) The coupon of these FNMA securities adjusts every month to 1.60% over the three month T-Bill rate, with a 9% life of security cap.
(7) The coupon of these FNMA securities adjusts every month to -0.50% over the one month LIBOR, with a 9% life of security cap.
(8) The coupon of these FHLMC securities adjusts every month to 0.65% over the one month LIBOR, with a 9% life of security cap.

     EASTERN UPPER PENINSULA BANKING

     Pursuant to the Branch Sale in late 1994 and early 1995 the Bank sold a net amount of $20,787,407 of loans, leaving the Bank with approximately $6,000,000 in loans originated by the Bank's eastern Upper Peninsula banking operations. At December 31, 1996, the Bank retained approximately $3,300,000 of these commercial and installment loans, and a small additional amount of residential real estate loans. The loans are generally secured by small business and real estate assets in the area.

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

     MICHIGAN BIDCO

     Michigan BIDCO, Inc., which was founded in May 1993, is licensed by the Michigan Financial Institutions Bureau under the State of Michigan BIDCO Act. The BIDCO is 44.1%-owned by the Bank, and is accounted for under the equity method. There are $3,000,000 in convertible bonds outstanding. An initial investment of $280,000 to buy 280 shares of common stock was made by the Bank in Michigan BIDCO in 1993.
     At the time of establishment, the BIDCO received $3,000,000 in financing from the Michigan Strategic Fund. This investment was made in the form of a ten year loan which carries concessionary terms allowing it to be converted to a grant over time under certain circumstances. The BIDCO earns grants applied against the $3,000,000 Michigan Strategic Fund financing if there is growth in the sales and jobs of the businesses the BIDCO invests in. At the time of establishment, Michigan BIDCO sold in installments $3,000,000 in 9% Senior Convertible Bonds to match the State of Michigan's commitment, all of which amount had been issued at December 31, 1996.
     The Bank's investment in the BIDCO is accounted for under the equity method, and $174,942, $94,538 and $50,301 of income from the BIDCO was included in the results of operations for the years ended December 31, 1994, 1995, and 1996, respectively. At year-end 1996, the Company owned a total of $197,000 of the convertible bonds at a cost of $203,500. If the $3,000,000 of convertible bonds were converted, the Company's consolidated ownership of the BIDCO upon conversion would be 411 shares of common stock, or 15.61%. Joseph and Stephen Ranzini, officers and directors of the Company, and, together with members of their family and family trusts, together the principal stockholders of the Company, hold 55 shares of common stock of the BIDCO, and $693,000 principal amount of convertible bonds, convertible into 462 shares of common stock, or a total of an additional 19.62% of the common stock on a fully diluted basis (assuming conversion of all convertible bonds referred to above).
Consideration is currently being given to the possibility of selling to the Company some or all of the BIDCO convertible bonds held by the Ranzini family for cash or shares of the Company or the Bank in order to maintain the Company's ownership of the BIDCO after conversion, at a level of at least 20% subsequent to bon conversion. If the bonds are converted and the Company's ownership of the BIDCO at that time is less than 20%, the net income of the BIDCO may not be included in the Company's statement of operations under the equity method. There is no assurance that the Company's ownership of the BIDCO will not drop under 20% in the future.
     Michigan BIDCO invests in businesses in Michigan with the objective of fostering job growth and economic development. The BIDCO has, by general policy of its board of directors, a loan to one borrower limit of $500,000. In order to be able to make investments larger than this lending limit, Michigan BIDCO will leverage its investment with loan guarantees from government agencies, the guaranteed portion of which is sold in the form of a participation, or if a government agency loan guarantee is unavailable, a participation may be sold to one or more investors, including BIDCO management, bondholders and directors. As of December 31, 1996, the BIDCO had made nineteen such investments, amounting to a total of $12,342,600 at original cost. At December 31, 1996, Michigan BIDCO had total assets of $6,526,093.
     Michigan BIDCO makes its investments in the form of loans or direct equity investments, or a combination thereof. It typically receives warrants or participation rights in the companies in which it invests. As a matter of policy, the Bank restricts itself from investing or lending to a business that the BIDCO finances, and related parties which co-invest with the BIDCO must do so on a basis equal to or less favorable than the BIDCO's. The BIDCO typically requires warrants or participation rights in the companies in which it invests. As of December 31, 1996, investments (at original investment cost) have been made in the following types of businesses:


         Michigan BIDCO, investments:
         --------------------------------
                                                 Total  Equity
         Industry                           Investment  Participation?
         ABC-TV affiliate                  $ 1,472,000  yes
         Adult foster care                      40,000  no
         Cable TV                              545,000  yes
         Children's clothing manufacturer      200,000  repurchased
         Commercial laundry                    180,000  no
         Environmental engineering             100,000  repurchased
         Home health care                       20,000  no
         Industrial supply                      85,000  no
         Limited service hotels                738,600  yes
         Metal manufacturing                    80,000  no
         Paper converting                    2,762,000  yes
         Plastic injection molding           2,000,000  repurchased
         Plastic mold manufacturing             25,000  no
         Railcar parts manufacturing           125,000  yes
         Railroad boxcar leasing             1,500,000  no
         Recycled paper pulp mill              780,000  yes
         Residential mortgage servicing        450,000  repurchased
         Secured credit card issuer            540,000  yes
         Tissue paper mill                     700,000  yes
                                           -----------
         Total                             $12,342,600
                                           ===========


     The $1,600,000 80% guaranteed portion of the $2,000,000 loan to the plastic injection molding firm was sold to Federal Agricultural Mortgage Corporation and subsequently the loan was paid off. The $1,245,150 guaranteed portion of the $1,962,000 loan to the paper converting firm was sold to Federal Agricultural Mortgage Corporation. An $800,000 participation in the railroad boxcar lease was sold to a private investor group of nine individuals including Joseph and Stephen Ranzini. This same investor group purchased a $280,000 participation in the recycled paper pulp mill financing, and also purchased a $28,000 investment in one limited service hotel project to reduce the BIDCO's net exposure to $500,000. The BIDCO's investment in the recycled paper pulp mill consisted of an equity investment and a royalty on sales of a new $238,000,000 mixed office waste paper recycling/ de-inking pulp mill in Menominee, Michigan.
     In December 1995, the Bank acquired 80% of the common stock of the residential mortgage servicing business, Midwest Loan Services. In connection with this acquisition, the BIDCO received 23,000 shares of Common Stock of the Company, puttable to the Company at $5.00 per share in December 1996, in exchange for its ownership of 10% of the common stock of Midwest Loan Services and options to buy an additional 30% of the common stock of that company. The consideration the BIDCO received for its stake was on substantially similar terms to the terms the other selling shareholders of Midwest Loan Services received from the Bank and the Company.

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

     The Bank competes for loan originations primarily through the interest rates and loan fees it charges, the quality of services it provides to its loan customers, and the range of services it offers. The Bank's competition in originating loans comes principally from other commercial banks, credit unions, insurance companies and savings and loans.

     The following table shows market share of deposits for Washtenaw County by financial institution for June 1995 and June 1996 (from the FDIC's annual branch deposit survey):

     WASHTENAW COUNTY FINANCIAL INSTITUTION DEPOSITS:


                                              1996    1995  Change
             Great Lakes Bancorp             18.2%   19.0%   -0.8%
             First of America Bank           17.0%   17.4%   -0.4%
             NBD First Chicago Bank          10.4%    9.6%   +0.8%
             Comerica Bank                   10.3%    9.3%   +1.0%
             Key Bank                         9.4%   13.4%   -4.0%
             Republic Bank                    5.8%    5.5%   +0.3%
             Standard Federal FSB             5.0%    4.9%   +0.1%
             Citizens Bank                    3.6%    3.4%   +0.2%
             Chelsea State Bank               3.0%    3.2%   -0.2%
             University of Michigan CU        2.8%    2.7%   +0.1%
             Michigan Natl Bank               2.7%    2.5%   +0.2%
             Huron River Area CU              2.5%    2.3%   +0.2%
             Ann Arbor Commerce Bank          2.3%    1.8%   +0.5%
             Hospital & Health Services CU    1.9%    1.7%   +0.2%
             Automotive FCU                   1.4%    1.4%    0.0%
             Charter One                      0.9%    0.9%    0.0%
             Bank of Ann Arbor                0.6%    0.0%   +0.6%
             Old Kent                         0.6%    0.2%   +0.4%
             University                       0.3%    0.0%   +0.3%
             5 Credit Unions, 1 S&L           1.3%    0.8%   +0.5%

             Total Deposits (Bn)            $3.503  $3.545


     Total deposits in the county declined 1.2% from June 1995 to June 1996.
In attracting deposits, the Bank's primary competitors are other commercial banks, credit unions and savings and loans operating outside of the Upper Peninsula of Michigan. At year-end 1996, the Bank had $23,100,000 in deposits at its Washtenaw County branch, which is approximately 1.0% market share.
     The Bank's main office is adjacent to the University of Michigan Hospital Complex. The Complex employs a total of 8,500 persons. The nearest competitors to the Bank's main office are First of America Bank and Hospital & Health Services Credit Union. The Bank's main office was formerly the headquarters of the latter credit union, which moved its office to a new office building three miles from the Complex.
     The Ann Arbor banking market is dominated by banks which are owned by out-of-area holding companies. In the city of Ann Arbor, the University of Michigan Credit Union is the largest locally-owned financial institution. The only locally-owned community financial institutions, excluding University Bank, are the Hospital & Health Services Credit Union and Bank of Ann Arbor, a new start-up bank.
     The Bank recruited a management team of local bankers, mostly from Great Lakes Bancorp, to operate University Bank. Great Lakes was acquired in early 1994 by TFC Bank of Minneapolis, Minnesota. Prior to the acquisition, Great Lakes was the largest locally-owned financial institution in the Ann Arbor area.

     MORTGAGE BANKING

     Origination. The Bank's Ann Arbor community bank, and Varsity Mortgage purchase or originate internally residential home loans which generally qualify for sale to secondary market investors under the underwriting criteria of the Federal Home Loan Mortgage Corporation (FHLMC) or the Federal National Mortgage Association (FNMA) from correspondents in Michigan and in the eastern United States. Loans purchased or originated internally are either sold directly to FHLMC or FNMA, or are pooled into mortgage-backed securities and the securities are sold to investors in the secondary market.

     The Bank's Ann Arbor community bank and Varsity Mortgage encounter competition for the origination of residential real estate loans primarily from savings institutions, commercial banks, insurance companies and other mortgage banking firms. Many of these firms have a well established customer and/or borrower client base. Some competitors, primarily savings institutions, insurance companies and commercial banks, have the ability to create unique loan products from time to time because they are able to close the loans for their own portfolio rather than sell into the secondary market. Most loans sold into the secondary market, however, go to the same sources, those being Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC") and Government National Mortgage Association ("GNMA") guaranteed securities. Most lenders have access to these secondary market sources; therefore, competition often becomes more a matter of service and pricing than that of product. As a mortgage loan originator and a purchaser of mortgage loans through correspondents, the Bank and its affiliates must be able to compete with respect to the types of loan products offered by competitors to borrowers and correspondents, including the price of the loan in terms of origination fees or fee premium or discount, loan processing costs, interest rates, and the service provided by the Bank's staff.

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

     Although the Bank generally does not originate residential loans to be held in portfolio, management believes that the product offerings which FHLMC and FNMA have is sufficient for its competitive needs. Although the Bank is currently licensed as a HUD Title 1 and Title 2 seller/servicer, it has no plans at this time to expand its utilization of HUD or GNMA programs. The Bank and Varsity Funding also are correspondents for several impaired credit conduits and sell this type of residential mortgage on a non-recourse, servicing released basis.

     Varsity Funding operates in similar fashion to Varsity Mortgage and the Bank's Ann Arbor community bank, in that it purchases or originates internally residential home loans which generally qualify for sale to secondary market investors under the underwriting criteria of a wide variety of secondary market correspondent from correspondents in Michigan and the midwest United States. Loans purchased or originated internally are either sold directly to private conduits, or are pooled into mortgage-backed securities and the securities are sold to private conduit investors in the secondary market. Varsity Funding competes primarily with other mortgage banking firms, insurance companies, commercial banks, and savings and loans.

     The Bank's accounting department continues to administer the Bank's table funding mortgage broker lending operation from the Sault Ste. Marie office. By providing working capital funding for mortgage bankers, the bank is able to earn interest income on the amount of loans outstanding at any given time. The bank competes in providing this service on interest rate and service. The Bank encounters competition in table funding of mortgage brokers primarily from savings institutions, commercial banks, insurance companies, other mortgage banking firms and Wall Street broker/dealer conduits.

     Mortgage Servicing. The Bank currently retains 2/3 of all FHLMC and FNMA mortgage servicing rights originated or purchased to date. In the third quarter of 1996, the Bank sold 1/3 of its portfolio of accumulated servicing rights to reduce its investment in this class of asset for a gain of $232,011. Servicing competition is somewhat less intense than the loan origination aspect of mortgage banking. Due to net worth and management requirements, many mortgage origination companies do not have the capacity to service loans. The ability to generate an increasing servicing portfolio is dependent on the capability of the origination and loan purchase correspondent network to generate sufficient volume. Falling interest rates also present competitive challenges for the mortgage servicing operation in that mortgagors are more likely to refinance existing mortgages. The quality of service and the ability of the origination operation to compete on price and service is important in retaining such customers by refinancing them internally, rather than losing the refinancing transaction to a competitor. Increased refinancing activity as a result of falling interest rates should decrease profitability of mortgage servicing by increasing amortization charges on purchased mortgage servicing rights.
     In the subservicing business, Midwest Loan Services competes primarily with a small group specialized servicing units of mortgage banking companies, and a few specialized units owned by banks and savings and loans. Most of these companies have substantially larger financial resources than Midwest Loan Services.
     Midwest Loan Services, Inc. is located in Houghton, Michigan in the western Upper Peninsula of Michigan. Personnel and occupancy costs are the largest costs in a mortgage servicing operation, and the prevailing wages and occupancy costs in the Upper Peninsula of Michigan are substantially below the national average. As a result, the Company believes that Midwest Loan Services' mortgage servicing operation potentially offer its mortgage banking operations a competitive advantage in the future if the mortgage servicing operation were to continue to grow. During 1996 growth in loans serviced for third parties was offset by sales of Bank owned servicing, so that the amount of loans serviced by Midwest was approximately equal throughout the year. If Midwest Loan Services adds additional subservicing customers in the future, the Company intends to continue to pursue this strategy of selling Company owned servicing rights so that its subservicing operation is not dependent upon Company owned mortgage servicing rights to maintain a critical mass and economies of scale.

     EASTERN UPPER PENINSULA BANKING

     As noted above, pursuant to the Branch Sale, on December 5, 1994 the Bank's existing two branches in Sault Ste. Marie, and its main office in Newberry, Michigan were sold. Following the sale, the Bank established a new branch office in its mortgage operation offices. At year-end 1996, this office had approximately $30.0 million in deposits. Pursuant to the terms of the Branch Sale, the Bank is restricted from soliciting deposits from non-affiliates in the Upper Peninsula of Michigan. Accordingly, the Bank has focused its efforts on soliciting deposits from its mortgage customers nationwide, brokered deposits and local depositors from Sault Ste. Marie, Ontario, which is the Canadian sister city of Sault Ste. Marie, Michigan.

     With respect to attracting deposits and lending in Sault, Ontario, Canada, the Bank's primary competitors include Royal Bank of Canada, Canadian Imperial Bank of Commerce, Bank of Nova Scotia, Bank of Montreal, Toronto-Dominion Bank, Hong Kong & Shanghai Bank, Algoma Steel Credit Union and Northern Credit Union, most of which have substantially larger financial resources than the Bank. The Sault, Canada deposit market is estimated by management to approximate C$3,000,000,000, of which the Bank is believed to have approximately a 0.03% market share.

     The Bank also manages the foreign exchange business of the bank which purchased its two branches in Sault Ste. Marie, and its main office in Newberry, Michigan under a contract which calls for payment monthly at an annual rate of $18,000.


     MICHIGAN BIDCO AND NORTHERN MICHIGAN FOUNDATION

     Michigan BIDCO seeks to invest in businesses located in Michigan. The BIDCO's objective is to seek profit while fostering job growth and economic development in its market area. Michigan BIDCO makes its investments directly, or through investment entities formed with other participants, to make investments, in the form of loans or direct equity investments, or a combination thereof. As such, it competes with other specialized lenders and wealthy investors who make risk-oriented investments in businesses located in Michigan. The BIDCO assumes more credit risk in a typical investment than commercial banks generally are willing to assume when they make loans. The BIDCO does not make an investment in a company unless it can be shown that the funds are not available from a traditional bank lender; therefore, the BIDCO does not compete with banks. There is only one other BIDCO in

Northern Michigan; the BIDCO is one of eleven BIDCOs in Michigan. At year-end 1996, the BIDCO was essentially fully invested. The source of funds for new loans will come from loan payoffs or scheduled amortization of loans, or from additional pools of investment capital. The BIDCO is investigating its options in this regard.
     The BIDCO's staff manages under contract a non-profit relending company, Northern Michigan Foundation which has received the right to borrow $2,000,000 at 1% interest for 30-years from the U.S. RECDS under the RECDS-sponsored intermediate relending program. The Foundation is one of three non-profit, privately-run, U.S. Rural Economic Community Development Service intermediate relending programs located in Northern Michigan. U.S. RECDS was formerly the Farmers Home Administration. Each of these community development loan funds covers six counties as its primary market area.


CERTAIN FINANCIAL INFORMATION
for the years ended December 31, 1996, 1995 and 1994 (in thousands)(1):

                                      1996       1995        1994
Revenues:
    Banking
         Newberry office             $    -     $    -      $2,164
         Sault office                     -          -         788
         Mortgage banking             1,000      1,051         888
         Other banking                2,970      1,976       3,850
         Midwest Loan Services (3)      603         49           -
         Varsity (4)                  2,327         66           -
    Corporate Office                     84        102          16
                                     ------     ------      ------
    Total                             6,984      3,244       7,706
    Michigan BIDCO                    1,439      1,820       1,488
Expenses:
    Banking
         Newberry office             $    -     $    -      $1,993
         Sault office                     -          -         977
         Mortgage banking               826        769         981
         Other banking                4,169      2,572         703
         Midwest Loan Services (3)      601         40           -
         Varsity (4)                  2,125         99           -
    Corporate Office                    209        166         442
                                     ------     ------      ------
    Total                             7,930      3,646       5,096
    Michigan BIDCO                    1,389      1,495         728
Pre-tax income:
    Banking
         Newberry office             $    -     $    -      $  171
         Sault office                     -          -        (189)
         Mortgage banking               174        282         (93)
         Other banking               (1,199)      (711)      2,974
         Midwest Loan Services (3)        2          9           -
         Varsity (4)                    202        (33)          -
    Corporate Office                   (125)       (44)       (428)
    Michigan BIDCO (1)                   50         95         175
                                     ------     ------      ------
        Total                          (896)      (402)      2,610

(table continued on following page)


Assets, at Dec. 31, 1996, 1995 and 1994:

     Banking
          Newberry office                                      $     -       $     -       $     -
          Sault office                                               -             -             -
          Other banking &
            Mortgage banking                                    53,016        35,781        31,638
          Midwest Loan Services                                  2,391         1,576             -
          Varsity                                               22,379            32             -
     Corporate Office                                              575           886           189
                                                               -------       -------       -------
     Total                                                      78,361        38,275        31,827
     Michigan BIDCO                                              6,526         6,798         6,444
Liabilities and Stockholders' Equity,
at Dec. 31, 1996, 1995 and 1994 (in thousands):
     Banking
          Newberry office                                      $     -       $     -       $     -
          Sault office                                               -             -             -
          Other banking
            & Mortgage banking                                  54,360        36,641        30,014
          Midwest Loan Services                                  1,286           548             -
          Varsity                                               21,582            32             -
     Corporate Office                                            1,133         1,054         1,813
                                                               -------       -------       -------
     Total                                                      78,361        38,275        31,827
     Michigan BIDCO                                              6,526         6,798         6,444
Inter-office Information, at Dec. 31, 1996, 1995 and 1994:
     Assets:
          Newberry office                                      $     -       $     -       $     -
          Sault office                                               -             -             -
          Other banking
           & Mortgage banking                                   (1,344)         (860)        1,624
          Midwest Loan Services                                  1,105         1,028             -
          Varsity                                                  797             -             -
     Corporate Office                                             (558)         (168)       (1,624)
     Michigan BIDCO                                                  -             -             -


NOTES TO CERTAIN FINANCIAL INFORMATION TABLE for the years ended December 31, 1996, 1995 and 1994 (in thousands)

(1) The Bank's share of Michigan BIDCO's net income in 1994 under the equity method was 43.1%. The BIDCO's 1994 pre-tax income was $617 and net income was $406. The Bank's share of the net income in 1995 and 1996 under the equity method was 44.1%.
(2) 80% of the common stock of Midwest Loan Services was acquired effective as of December 1, 1995. Revenues, expenses and pre-tax income for the month ended December 31, 1995 is included above, with a reduction for minority interest. Midwest Loan Services's pre-tax profit (loss) for the years ended December 31, 1995 and 1994 was 17 and (75), respectively.
(3) Includes all Varsity LLCs. Varsity Funding commenced operations in October 1995, and Varsity Mortgage commenced operations in March 1996.

     REGULATION

     The Company and the Bank are extensively regulated under federal law and state law.

     As a bank holding company under the Federal Bank Holding Company Act of 1956, as amended, the Company is required to file semi-annual reports and other information as required under the rules of the Board of Governors of the Federal Reserve System (the "FRB") and is also subject to examination by the FRB.

     In connection with obtaining the consent of the FRB to a 1989 merger transaction involving the Bank and University Bancorp, Inc., the Company has made certain commitments to the Federal Reserve Bank of Minneapolis providing that the Company will not incur additional debt, and that its Employee Stock Ownership Plan would not purchase more than 10% of the common stock or 5% of any other class of voting shares of the Company, without the prior approval of such Reserve Bank.

     Michigan-chartered commercial banks, such as the Bank, are regulated and supervised by the Michigan Department of Commerce, Financial Institutions Bureau, Bank and Trust Division (the "FIB"). As an insured bank, the Bank is also subject to supervision and regulation by the Federal Deposit Insurance Corporation (the "FDIC") and is required to file quarterly reports and other information as required. As subsidiaries of the Bank, Midwest Loan Services, Varsity Funding, Varsity Mortgage and University Insurance & Investment Services (the "Agency") are all also subject to examination by both the FIB and the FDIC. In addition, the Agency is also subject to examination by the State of Michigan's Financial Institutions Bureau, Insurance Division

     As a FHLMC, FNMA, and HUD Title 1 and Title 2 and HUD multifamily seller/servicer, the Bank's mortgage banking operation, and the Bank's mortgage operation subsidiaries, including Midwest Loan Services and Varsity Mortgage are subject to regulation and examination by FHLMC, FNMA and HUD.

     Michigan BIDCO is also regulated and supervised by the FIB. The BIDCO is examined annually by the FIB, and is required to make annual filings of financial statements and to maintain a license from the Bureau. Licensing under the terms of the Michigan BIDCO Act conveys certain exemptions upon the BIDCO under Michigan law, which are beneficial to the operations and investment flexibility of the BIDCO. The BIDCO is also required to permit an observer from the Michigan Department of Commerce, Michigan Strategic Fund, BIDCO Program to attend its Board of Directors meetings, and is required to make regular reports and filings of its activities with this department, as a result of the terms of the loan agreement between the Michigan Strategic Fund and Michigan BIDCO.

ITEM 2. - PROPERTIES

     In May 1995, the Bank purchased a building in Ann Arbor, Michigan. The Bank leased 58% of the building to the University of Michigan effective October 1, 1995. The lease calls for minimum payments of $68,000 (adjusted annually for inflation) plus a pro rata share of the building's expenses. The initial term of the lease is three years.

     In mid-1996, the Bank purchased a bank branch building in Saline, Michigan, a rapidly growing community in Washtenaw County, south of Ann Arbor. The Bank is prevented by a deed restriction from utilizing this property as a bank branch until June 1998.

     In mid-1996, the Bank leased site which includes a registered historic landmark building in Ann Arbor, at the corner where Washtenaw Avenue and Stadium Boulevard merge. The Bank also loaned a limited liability company, Tuomy, L.L.C. (associated with non-affiliated third-parties), a sum sufficient to acquire the site, and earned a 1/3 L.L.C. membership interest in the L.L.C. as additional consideration for making the loan. The Bank is now renovating the historic building for its intended use as a remote ATM multiple drive-through location.

     The Company leases space in Sault Ste. Marie under a month to month agreement for its corporate headquarters and the Bank's accounting and support operations. Michigan BIDCO and Northern Michigan Foundation also utilize a portion of this space for their office. This leased space is currently adequate to support the needs of the Bank's accounting and support operations.

     Until recently, the Bank leased its former loan office in Sault Ste. Marie to an unrelated third-party. Management hopes to either develop this 16-acre site or to sell it in the future.

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

     The following table sets forth certain information relating to real estate owned and leased at December 31, 1996. The Bank believes that the fair market value of the real estate which it owns exceeds the book value of such real estate. Based upon its assessment of current market conditions, management believes the 16-acre site where the former loan office is located has a fair market value substantially more than its carrying cost as of December 31, 1996 of

$266,079. This property is carried as other real estate owned in the Company's financial statements as of December 31, 1996 since it is surplus to the Bank's requirements.


                                          Year   Owned or
     Office Location                     Opened   Leased     Cost
     ----------------------------------  ------  --------  --------

     Bank Main Office
        959 Maiden Lane
        Ann Arbor, MI 48105              1996      Owned    $689,877

     Corporate Office,
     Bank Mortgage Banking Office,
      Operations Center, and
     Michigan BIDCO Office
        Federal Heritage Building
        209 E. Portage Avenue
        Sault Ste. Marie, Michigan       1990      Leased          -

     Former Loan Office
        Easterday & I-75
        Sault Ste. Marie, Michigan       1991      Owned    $266,079
     [continued on following page]
     Newberry Loan Collection Office
        207 W. John St.
        Newberry, Michigan               1995      Owned    $ 30,000

     Future Bank Branch Site
        West Michigan Ave.
        Saline, Michigan                 1996      Owned    $170,000

     Tuomy ATM Drive-through
        Washtenaw & Stadium
        Ann Arbor, Michigan              1996      Leased (1)      -

     Varsity Funding & Varsity Mortgage
        33493 14 Mile Rd., Ste. 20
        Farmington Hills, Michigan       1995      Leased          -

     Midwest Loan Services
        616 Sheldon Ave., Ste. 300
        Houghton, Michigan               1991      Leased          -


(1) The Bank owns a 1/3 L.L.C. membership interest in the L.L.C. which owns the site.

ITEM 3. - LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which the Company or any of its subsidiaries is party to or to which any of their properties are subject.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

PART II.

ITEM 5. - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK AND DIVIDEND INFORMATION

The Company's Common Stock trades on The NASDAQ Small-Cap Market under the symbol UNIB. As of the March 1, 1997 there were approximately 380 stockholders including approximately 240 beneficial owners of shares held by brokerage firms or other institutions. The high and low sales prices of the Company's common stock as quoted by NASDAQ, for each quarter of the two year period ended December 31, 1996 are listed below. The quotations represent interdealer prices only, without retail markups, markdowns or commissions:


                                          High    Low

1995
First Quarter                            $4      $3 3/4
Second Quarter                            4 1/4   3 1/2
Third Quarter                             4 1/4   3 1/2
Fourth Quarter                            5 5/8   4

1996
First Quarter                            $6 1/8  $5
Second Quarter                            6 1/8   5
Third Quarter                             6 1/2   5 1/4
Fourth Quarter                            8 1/2   6


     No dividends have been paid on the Company's Common Stock. The Bank is limited in its ability to pay dividends to the Company by reason of a covenant in its term loan agreement (see Note 15 of the Notes to Consolidated Financial Statements). The Company does not currently anticipate declaring or paying dividends.

CERTAIN SALES OF EQUITY SECURITIES

     In February 1996, the Company issued to Mark Ouimet, a director of the Company and President of its primary operating subsidiary, University Bank, 12,000 shares of Common Stock, par value $0.01 per share, of the Company, awarded to him pursuant to the terms of his Employment Agreement, dated as of October 30, 1995 with the Company and the Bank. Mr. Ouimet was not required to pay any consideration for such award of shares. The Company claimed exemption from registration requirements under the Securities Act of 1933 based on
Section 4(2) of said Act and on the position that the award of shares did not constitute a "sale" under said Act. Such claims were based on Mr. Ouimet's senior executive positions with the Company and University Bank and his relationship with the Company, on the terms of such employment agreement, and on restrictive legends as to the sale or transfer of such shares placed on the applicable share certificates.

     In February 1996, the Company approved the grant to two employees of its subsidiary, University Bank, stock awards under the Company's 1995 Stock Plan for an aggregate of 1,300 shares of Common Stock, par value $0.01 per share, of the Company. The awards did not require any payment by the recipients. The Company claimed exemption from registration requirements under the Securities Act of 1933 based on Section 4(2) of said Act and on the position that the award of shares did not constitute "sales" under said Act. Such claims were based on agreements and certifications executed by the recipients related to the share awards and on restrictive legends as to the sale or transfer of such shares placed on the applicable share certificates.
     As of December 31, 1996, the Company issued to three key executives of one or both of its subsidiaries, Varsity Funding, L.L.C. and Varsity Mortgage, L.L.C., an aggregate of 4,541, shares of Common Stock, par value $0.01 per share, of the Company, for an aggregate purchase price of $25,074. Such shares were issued pursuant to the exercise of options for an equivalent number of such shares granted under the Company's 1995 Stock Plan, and such options were granted in satisfaction of provisions of the agreements with such executives relating to the operations of such subsidiaries and providing for compensation to such executives based on profits of such subsidiaries and for a portion of such compensation to be utilized for the purchase of shares of common stock of the Company. The Company claimed exemption from registration requirements under the Securities Act of 1933 based on Section 4(2) of said Act. Such claim was based on the status of the purchasers of the subject shares as key executives of one or both of the subsidiaries of the Company referred to above, the nature of the contractual arrangements providing for stock issuances to such executives and agreements and certifications executed by the executives in connection with such issuances of shares to them containing certain representations and covenants, among other matters, as to their financial experience, information reviewed and relied upon by them, their intentions as holders of such shares, and restrictions on the sale or transfer of such shares by them.

ITEM 6. - SELECTED FINANCIAL DATA

                   UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                 SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
                  (Dollars in Thousands Except Per Share Data)


                                        1996    1995      1994    1993    1992
                                       ------  ------    ------  ------  ------
    SUMMARY OF OPERATIONS
    Interest income                    3,724   2,379     $3,987  $3,852  $3,749
    Interest expense                   2,733   1,845      2,104   1,660   1,755
    Net interest income                  991     534      1,883   2,192   1,994

    Provision for loan losses            191      17        210     203     163
    Net interest income after
      provision for loan losses          800     517      1,673   1,989   1,831

    Net gain (loss) on investments       399      56       (178)    203     141
    Profit from equity investment
      in Michigan BIDCO                   50      95        178      13       -
    Other non-interest income          2,770     631        702     580     357
    Gain on sale of branches & loans       -       -      3,018       -       -
    Non-interest expense               4,915   1,699      2,782   2,624   1,937

    Income (loss) before income tax     (896)   (402)     2,611     161     391
    Income tax expense (benefit)        (359)   (107)       770      23      86

    Net income (loss)                   (537)   (295)    $1,841  $  138  $  305

    SELECTED YEAR END BALANCES
    Total assets                      78,366  38,275     31,827  64,468  49,991
    Loans receivable, net             20,669   8,954      4,221  27,409  28,756
    Loans held for sale               30,534   7,983      4,129  14,138     172
    Cash, cash equivalents
      and securities                  19,898  15,028     19,264  14,741  16,322
    Deposits                          53,106  20,745     13,128  48,222  44,992
    Note payable                         963   1,000      1,000   2,294   1,908
    FHLB advances                      6,000  10,000      9,800   7,000       -
    Minority interest                    201     201          -       -       -
    Stockholders' equity               3,913   4,651      4,096   2,411   2,326

SHARES OUTSTANDING AND PER SHARE DATA
Common shares, year-end                1,295   1,276      1,200  1,173   1,142
Weighted average shares, year          1,244   1,201      1,186  1,165   1,149
Cash dividends                             -       -          -      -       -
Net income (loss)                     ($0.43) ($0.25)     $1.55  $0.12   $0.26
Book value                             $3.02   $3.64      $3.41  $2.06   $2.04

SELECTED RATIOS
Net average interest rate spread        2.09%   1.09%      3.03%  4.01%   4.46%
Net yield on average
  earning assets                        2.17%   1.69%      3.42%  4.38%   4.70%
Return on average assets               (1.08%) (0.84%)     3.02%  0.24%   0.62%
Return on average equity              (13.85%) (6.94%)    54.47%  5.83%  13.21%
Avg. equity to asset ratio              7.77%  12.14%      5.55%  4.14%   4.70%

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


GENERAL
     The discussion below must be considered in light of the fundamental changes resulting from 1) the opening in February 1996 of a new main office of the Bank in Ann Arbor, and 2) the closing on December 5, 1994 of the sale by the Bank of assets pertaining to its Newberry, Michigan headquarters office and its two branches in Sault Ste. Marie, Michigan, which included the sale of deposits and loan portfolios (the "Branch Sale"). Accordingly, historical results of operations of the commercial banking division are not indicative of future operations. In addition, results of operations for 1996, 1995, and 1994, and attributes of the Bank's assets and liabilities at year-end 1995 and 1994, were significantly affected by the Branch Sale.
     The operations of the Company and the banking industry in general are significantly influenced by general economic conditions, related monetary and fiscal policies of the federal government, and policies of financial institution regulatory authorities, including the Federal Reserve Board (FRB), the Michigan State Financial Institutions Bureau (FIB), and the Federal Deposit Insurance Corporation (FDIC). Deposit flows and cost of funds are influenced by interest rates in competing investments and general market rates of interest. Lending activities are affected by the demand for loan borrowing, which in turn is affected by the interest rates at which such financing may be offered and other factors affecting the economy and the availability of funds.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
     Total assets of the Company at December 31, 1996 amounted to $78.36 million compared to $38.27 million at December 31, 1995. Loans receivable, net of reserves, increased by $11.72 million from $8.95 million to $20.67 million. Cash and cash equivalents (including Federal Funds sold on an overnight basis and time deposits) at the end of 1996 increased by $10.61 million from the prior year, while securities decreased by $5.74 million. Loans held for sale in the Bank's mortgage banking division increased by $22.53 million to $30.53 million from $7.98 million.
     University Bank, as an FDIC-insured bank, is subject to certain regulations which require the maintenance of minimum liquidity levels of cash and eligible investments. The Bank has historically exceeded this minimum as a result of its investments in Federal Funds sold, U.S. Treasury and Agency securities and cash. In addition the bank holding company had $0.12 million in cash and equity securities at the end of 1996 to meet cash needs, primarily operating expenses and interest and principal reductions on the holding company's bank loan. The balance of the loan was $962,500 and $1,000,000 at year end 1996 and 1995. The note matures November 1, 1997, and management will seek to refinance the note prior to maturity. Management believes that the cash and securities on hand together with available unrestricted retained earnings that University Bank is able to pay the Company in the form of dividends, with permission of the Company's secured debt lender, is currently sufficient to cover any required pre-maturity principal reductions during 1997 on the holding company's loan. In addition, management is actively considering options to raise additional capital for the bank holding company.
     Total stockholders' equity of the Company at December 31, 1996 was approximately $3.91 million (or 5.0% of total assets) compared to $4.65 million (or 12.2% of total assets) the year earlier. The bank's total assets, total regulatory assets and risk-adjusted assets included approx. $12,000,000, $12,000,000 and $6,000,000 of pending loan sales that closed the day after year-end 1996. As these assets arose in the last few days of the year, average assets in all three categories were smaller by similar amounts in the fourth quarter of 1996 versus the year-end 1996 amounts. The Bank's regulatory capital at year end was $4.57 million or 5.88% of the Bank's total regulatory assets and the risk-adjusted capital ratio of 9.18% exceeded the minimum regulatory risk-based capital requirement of 8% of the risk-adjusted assets for the Bank. The following table provides additional information about the risk-adjusted assets of the Bank and the Company's actual capital percentages.

                                UNIVERSITY BANK
Risk Adjusted Assets & Risk Adjusted Capital Ratio at December 31, 1996
                                 ($ in 000's)

                                                                                                   Risk Adj.
                                                                            Value      Risk          Asset
                         Asset                                             (000's)    Weight         Value
-------------------------------------------------------                   ---------  ---------     ---------
Cash and Federal Reserve Deposits                                              357          0%            0
U.S. Gov't Agency Securities                                                   681          0%            0
U.S. Treasury Securities                                                         0          0%            0
U.S. Gov't Guaranteed Loans                                                    198         20%           40
Balances at Domestic and Canadian Banks                                      1,539         20%          308
Fed Funds Sold                                                              10,684         20%        2,137
U.S. Gov't Agency Mortgage-backed Securities                                 5,366         20%        1,073
U.S. Gov't Equity Securities                                                   848         20%          170
Other Mortgage-backed Securities                                               342         50%          171
1-4 Family Mortgage Loans                                                   38,708         50%       19,354
Junior Liens                                                                 2,393        100%        2,393
All Other Loans                                                              9,832        100%        9,832
All Other Securities                                                            24        100%           24
Real Estate Owned                                                              266        100%          266
Premises & Equipment                                                         1,955        100%        1,955
Mortgage Servicing Rights                                                    2,312        100%        2,312
Other Assets                                                                 2,381        100%        2,381


-------------------------------------------------------                   ---------
TOTAL ASSETS                                                                77,886

Off Balance Sheet Items:
    Letters of Credit and Committments > 1 Year                                  0     100.00%            0
    Foreign Exchange Contracts                                                 800       1.00%            8
    Interest Rate Contracts                                                      0       0.00% (1)        0
    FHLMC/FNMA Loan Purchase Committments                                   14,531      50.00%        7,266
    MBS FHLMC/FNMA Forward Sell Committments                                22,000       0.00% (1)      148
    Agency Guaranteed Commercial Loans Sold                                    203      20.00%           41
                                                                          ---------  ---------     ---------
TOTAL RISK-ADJUSTED ASSETS                                                                           49,877
                                                                                                   =========

CAPITAL RESOURCES
Shareholders Equity                                                          4,250
Net Unrealized Loss on AFS Equity Securities                                    20
Minority interest in consolidated subsidiary                                   201
Mortgage Servicing Rights Limitation                                           (77)
                                                                          ---------
Total Equity (Tier 1)                                                        4,394
Qualifying Loan Loss Reserve (Tier 2)                                          298
                                                                          ---------
Regulatory Capital (Tier 1 & Tier 2)                                         4,692
                                                                          =========

Primary and Total Capital Ratio (Leverage)                                    6.02%
                                                                          =========
Risk-adjusted Capital Ratio (Tier 1)                                          8.81%
                                                                          =========
Risk-adjusted Capital Ratio (Tier 1 & Tier 2)                                 9.41%
                                                                          =========
University Bancorp Consolidated
   Total Capital Ratio (Leverage Ratio)                                       5.00%
                                                                          =========

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

ASSET/LIABILITY MANAGEMENT
     All financial institutions are significantly affected by fluctuations in interest rates commonly referred to as "interest rate risk." The principal exposure of a financial institution's earnings to interest rate risk is the difference in time between interest rate adjustments or maturities on interest-earning assets compared to the time between interest rate adjustments or maturities on interest-bearing liabilities. Such difference is commonly referred to as a financial institution's "gap position." In periods when interest rates are increasing, a positive gap position will result in generally higher earnings as short-term assets are repricing upward faster than longer-term liabilities. However during a declining rate environment, the opposite effect on earnings is true, with earnings being reduced due to short-term assets repricing downward faster than longer-term liabilities.
     The following table presents the Bank's interest sensitivity gap between interest-earning assets and interest-bearing liabilities at December 31, 1996. The table is based upon various assumptions of management which may not necessarily reflect future experience. The one-year gap position at December 31, 1996 was estimated to be $9,056,000 or +11.64%:

                                UNIVERSITY BANK
                      Asset/Liability Position Analysis                12/31/96
                                  ($ in 000's)
                            Maturing or Repricing in

                                            3 Mos  91 Days to  1 - 5   Over 5  ALL
     ASSETS                                or Less  1 Year    Years    Years  OTHERS   TOTAL
     ------                                -------  ------    -----    -----  ------   -----
Fed Funds                                   10,684        0        0        0        0   10,684
Loans (1)                                    1,429    1,292    4,277    7,252        0   14,250
Canadian Investments                            49        0        0        0        0       49
Securities Available for Sale                4,737    1,298       36    1,192      613    7,876
Securities held for Sale                         0        0        0        0        0        0
Loans held for Sale                         30,535        0        0        0        0   30,535
Matured Loans                                  259        0        0        0        0      259
Variable Rate Loans                          5,692        0        0        0        0    5,692
Other Assets                                     0        0        0        0    6,286    6,286
Cash and Due from Banks                          0        0        0        0    1,818    1,818
Overdrafts                                       4        0        0        0        0        4
Non-Accrual Loans                                0        0        0        0      464      464
Discount FHA Title 1                            (1)       0        0        0        0       (1)
Valuation Adjustment                             0        0        0        0      (30)     (30)
                                            ------    -----    -----    -----    -----   ------
  TOTAL ASSETS                              53,387    2,590    4,313    8,445    9,151   77,886

        LIABILITIES

CD's over $100,000                          10,412    9,394    1,052        0        0   20,858
CD's under $100,000                          2,356    3,773    2,543        0        0    8,671
MMDA                                        13,554        0        0        0        0   13,554
NOW                                            114      341    1,818        0        0    2,273
Demand                                           0        0        0        0    7,873    7,873
Savings                                        103        0        0        0        0      103
Canadian Savings                               874        0        0        0        0      874
Other Liabilities                            3,500    2,500        0        0   13,151   19,151
Borrowings                                       0        0        0        0        0        0
Equity                                           0        0        0        0    4,530    4,530
                                            ------    -----    -----    -----    -----   ------
  TOTAL LIABILITIES                         30,912   16,008    5,413        0   25,553   77,886


        GAP                                 22,475  (13,418)  (1,100)   8,445  (16,402)       0


        CUMULATIVE
        GAP                                 22,475    9,057    7,957   16,402        0

        GAP
        PERCENTAGE                          28.86%   11.63%   10.22%   21.06%    0.00%

Notes:
 (1) Net of bad debt reserves.

     The following additional information is provided with respect to the Bank's investment portfolio, at book value, as of December 31, 1996:

     Investment Portfolio Maturities (in $000s) and Yield by Type:


                                  Maturity or Repricing Interval
                              ------------------------------------------
                                Under   1 Year to  5 Years to  More Than
                              One Year  5 Years    10 Years    10 Years
Treasuries and
Gov't Agencies
   - Amount                   $ 6,883   $  10      $   -      $   2
   - Yield                       6.42%   8.78%         -%      6.49%

All Other Securities
   - Amount                   $    26   $  -0-     $  -0-      $ 342
   - Yield                       5.72%     --%        --%       6.50%


     Additional information regarding the Bank's investments as of December 31, 1996 and 1995 is set forth under note 3 to the Company's consolidated financial statements included with this report.

     The following information pertaining to maturities and sensitivities of the Bank's loan portfolio to changes in interest rates is provided as of December 31, 1996:

     Loan Portfolio Maturities by Type (in $000s):
     --------------------------------------------

                                           Maturity
                              =================================
                                 Under     1 Year to    After 5
                               One Year    5 Years      Years

Commercial & Financial          $5,428      $1,238     $  903
Agricultural                    $  -0-      $  -0-     $  -0-
Real Estate:
  Construction                  $  826      $  -0-     $  -0-
  Mortgage (1)                  $1,805      $2,133     $4,818
Consumer                        $  859      $1,038     $1,918
                                ------      ------     ------
Total                           $8,918      $4,409     $7,639

                                            Maturity   Maturity
                                            Under      One Year  Total
                                            One Year   or More   Loans
Total Variable Rate Loans                   $6,295     $-0-      $6,295
Total Fixed Rate Loans                      $2,623     $12,048   $14,671
                                            ---------  --------  -------

  Total Loans (1)                           $8,918     $12,048   $20,966
                                            =========  ========  =======


(1) Excludes residential loans held for sale of $30,564, and the allowance for loan losses.

SUMMARY OF RESULTS OF OPERATIONS
     The net loss from operations of the Company was $536,758 in 1996 and $294,976 in 1995. There was net income of $1,841,001 in 1994. Earnings (loss) per share for 1996, 1995 and 1994 were $(0.43), ($0.25) and $1.55, respectively.
     The increased loss in 1996 versus 1995 was principally due to start-up losses of the Bank's new Ann Arbor main office. 1996 was a year where the Bank grew its deposits in Ann Arbor from zero to a market share of 1%. Ann Arbor originated loans also grew, with an increase in porfolio loans of $11.72 million. Although certain aspects of underlying operating results including key indicators such as net interest income are improving each quarter, the main office's costs are relatively fixed and the break-even point is still at a yet higher level of deposits and loans. The Bank's mortgage banking and other specialized financial subsidiaries were substantially more profitable in 1996 than 1995 and offset a portion of the losses from the community bank operations.
     When compared to the third quarter and first nine months of 1996, the fourth quarter 1996 results were adversely affected by the absence of substantial security sale gains and portfolio sales of mortgage servicing rights which had helped the third quarter financial results, and the need for substantial accruals in the fourth quarter related to formula-based compensation for a key executive at the Bank and for the staff of Varsity Mortgage. The Company's limited operating history hampered management in predicting the amounts of formula-based compensation needed to be accrued prior to December 1996.
     1995 was primarily a transition year following the sale in December 1994 of the Bank's former main office in Newberry and two branch offices in Sault Ste. Marie, including deposits and associated loan portfolios (the "Branch Sale"). During 1995 plans were laid to establish a new main office of the Bank in Ann Arbor and to expand the Bank's mortgage banking activities. Expenses associated with these initiatives and other unusual expenses decreased income in 1995. Also, the Bank sold most of its core loan portfolio in December 1994, and a 42.7% decrease in average earning assets together with the resulting decrease in net interest income as a percent of earning assets depressed the income of the Bank in 1995 versus 1994. Unlike 1994, 1995 also did not benefit from the Branch Sale gain of $3,500,000, before certain expenses related to the sale.


SUBSEQUENT EVENT

In mid-March 1995, the Bank purchased four Participation Certificates in sub-performing home equity loans with approximately $6,600,000 in unpaid principal balance and $1,000,000 of unpaid accrued interest from a private investor group (which had purchased them from the Resolution Trust Corporation
(RTC)) for approximately $1,903,000 (the "Loan Pool"). In September 1996 an additional $700,000 in home equity loans purchased from a home equity loan originator were added to the Loan Pool as a fifth Participation Certificate at a cost of $115,000.

The Bank's investment in the Loan Pool has since been reduced to approx. $850,000 as a result of loan payoffs and principal reductions on the loans. Future income from the Loan Pool once the Bank's original investment is returned together with interest at 12% is to be split 50/50 with the servicer of the loan pool. Substantially of all the remaining loans underlying the first four Participation Certificates were sold as of March 28, 1997 for $1,725,000. As a result the Bank's investment in the Loan Pool was reduced to zero, and the balance of the proceeds from the sale was split 50/50 with the servicer of the Loan Pool. The Bank's gain on the transaction was approximately $438,000.

In mid-1996, the servicer submitted a request to the RTC for a $650,000 refund of a portion of the purchase price of the Loan Pool pursuant to the original purchase agreement, which, if received, would be split 50/50 with the servicer of the Loan Pool. Certain realizations are anticipated from additional residential real estate related assets and the loans underlying the Fifth Participation Certificate, all with a carrying value of $215,000. If realized, these would also be split 50/50 with the servicer of the Loan Pool.

NET INTEREST INCOME
     Net interest income represents the dollar amount by which interest income generated by interest-earning assets exceeds the cost of funds. Interest-earning assets consist primarily of loans and investment securities, and the principal cost of funds is the interest paid on deposit accounts and other borrowings. Net interest income is affected by (i) the difference between the average rate of interest earned on the Bank's interest-earning assets and the average rate paid on its interest-bearing liabilities ("interest rate spread") and (ii) the relative amounts of its average interest-earning assets and interest-bearing liabilities. In order to maintain and increase earnings during periods of fluctuating interest rates, it is imperative that interest-earning assets and interest-bearing liabilities be managed effectively. Trends in net interest income provide a measure of the effectiveness by which a financial institution manages its interest rate sensitivity.
     In each period, net interest income on a consolidated basis was reduced by interest expense associated with the holding company's bank loan indebtedness. Such interest expense was $0.09 million in 1996, $0.08 million in 1995 and $0.18 million in 1994.
     In the following table, non-accrual loans are included in the average balances. The table presents, for the periods and dates indicated, the average balances (all averages are calculated using monthly averages) of, the interest earned or paid on, and the weighted average yield earned or rate paid on, the Company's interest-bearing assets and liabilities:

                              Net Interest Income

                                          At            Years Ended December 31,
                                      December 31,----------------------------------------
                                          1996                    1996
                                        -------- -----------------------------------------
                                        Average                   Interest         Average
                                        Yield/      Average        Income/          Yield/
                                         Rate       Balance        Expense           Rate
Interest Earning Assets:
   Loans:
     Commercial                           9.28%     5,783,396        598,353         10.35%
     Real Estate Construction             8.01%       145,197         13,134          9.05%
     Real Estate Mortgage                 8.28%    22,337,028      1,930,956          8.64%
     Installment/Consumer                10.28%     2,647,155        278,564         10.52%
                                         -----     ----------      ---------         -----
   Total Loans                            8.57%    30,912,776      2,821,007          9.13%

   Investment Securities(1)               6.60%     9,908,962        623,854          6.30%
   Federal Funds & Bank Deposits          5.57%     4,903,898        278,665          5.68%
                                         -----     ----------      ---------         -----
     Total Interest Bearing Assets        7.90%    45,725,636      3,723,526          8.14%

Interest Bearing Liabilities:
   Deposit Accounts:
     Now/S-Now                            4.89%       906,551         45,578          5.03%
     Savings                              2.50%        77,600          1,910          2.46%
     Canadian Dollar Savings              3.26%       989,805         49,948          5.05%
     Time                                 5.85%    25,052,321      1,537,908          6.14%
     Borrowed Funds                       5.78%     8,193,989        534,500          6.52%
     Money Markets                        5.25%     8,918,471        477,002          5.35%
                                         -----     ----------      ---------         -----
       Total                              5.59%    44,138,737      2,646,846          6.00%

   Holding Company Debt                   9.75%       977,500         85,867          8.78%
                                         -----     ----------      ---------         -----
       Total Interest Bearing
         Liabilities                      5.67%    45,116,237      2,732,713          6.06%
                                         -----     ----------      ---------         -----
Net Earning Assets, net interest
   income, and interest rate spread       2.23%       609,399        990,813          2.09%

Net yield on interest-earning assets      3.64%                                       2.17%


                                                                      Years Ended December 31,
                                      --------------------------------------------------------------------------------------
                                                   1995                                                 1994
                                       ------------------------------------------ ------------------------------------------
                                                          Interest    Average                       Interest      Average
                                           Average        Income/     Yield/         Average        Income/       Yield/
                                           Balance        Expense       Rate         Balance        Expense         Rate
Interest Earning Assets:
   Loans:
     Commercial                            2,799,197        312,643      11.17%      6,419,846        595,750         9.28%
     Real Estate Construction                137,524         12,251       8.91%        822,800         74,052         9.00%
     Real Estate Mortgage                  9,352,940        813,909       8.70%     16,298,685      1,360,401         8.35%
     Installment/Consumer                    958,889        103,825      10.83%      9,448,311        957,024        10.13%
                                          ----------      ---------      -----      ----------      ---------        -----
   Total Loans                            13,248,550      1,242,628       9.38%     32,989,642      2,987,227         9.06%

   Investment Securities(1)               16,579,737      1,042,855       6.29%     19,311,243        882,791         4.57%
   Federal Funds & Bank Deposits           1,704,543         93,494       5.48%      2,719,263        116,650         4.29%
                                          ----------      ---------      -----      ----------      ---------        -----
     Total Interest Bearing Assets        31,532,830      2,378,977       7.54%     55,020,148      3,986,668         7.25%

Interest Bearing Liabilities:
   Deposit Accounts:
     Now/S-Now                                61,212          1,774       2.90%      4,941,059        125,207         2.53%
     Savings                                  63,381          1,658       2.62%      4,789,687        119,236         2.49%
     Canadian Dollar Savings               1,225,086         59,169       4.83%      2,283,227        125,369         5.49%
     Time                                 12,924,479        838,019       6.48%      9,959,058        478,727         4.81%
     Borrowed Funds                       11,088,914        739,898       6.67%      7,664,202        337,755         4.41%
     Money Markets                         2,344,207        123,708       5.28%     17,958,889        736,093         4.10%
                                          ----------      ---------      -----      ----------      ---------        -----
       Total                              27,707,279      1,764,226       6.37%     47,596,122      1,922,387         4.04%

   Holding Company Debt                      903,127         81,181       8.99%      2,231,241        181,510         8.13%
                                          ----------      ---------      -----      ----------      ---------        -----
       Total Interest Bearing
         Liabilities                      28,610,406      1,845,407       6.45%     49,827,363      2,103,897         4.22%
                                          ----------      ---------      -----      ----------      ---------        -----
Net Earning Assets, net interest
   income, and interest rate spread        2,922,424        533,570       1.09%      5,192,785      1,882,771         3.02%

Net yield on interest-earning assets                                      1.69%                                       3.42%





(1) Actual yields; not adjusted to take into account tax-equivalent yields resulting from tax-free municipal income and includes bank deposits.

     The table above does not specify the average level of non-interest bearing demand deposits, which were $3,377,101, $2,156,136, and $9,341,903 for the years ended December 31, 1996, 1995 and 1994, respectively, as computed using month-end balances for such years.
     Net interest income of the Bank increased to $0.99 million in 1996 from $0.53 million in 1995, mainly as a result of an increase in the average interest-earning assets, which was only partially offset by the rise in interest-earning liabilities. During the year ended December 31, 1996, the Bank's average interest-earning asset base rose by $14.19 million or 45.0% over 1995, while average interest-bearing liabilities increased by $16.43 million or 59.3%. Due to the growth of loans versus securities in the mix of interest-earning assets, the average yield on interest-earning assets increased from 7.54% to 8.14% in 1996. Due to the increase of retail deposits versus wholesale funds in the mix of interest-earning liabilities, the average cost of funds decreased from 6.45% in 1995 to 6.06% in 1996. As a result of an expansion in loans and retail deposits, the net interest margin increased to 2.09% in 1996 from 1.09% in 1995. Interest rates rose slightly in early 1996, but were mostly stable for the remainder of the year, and had a minor impact on net interest margins during 1996.
     Net interest income of the Bank decreased to $0.53 million in 1995 from $1.88 million in 1994, mainly as a result of a decrease in the amount of interest-earning assets and liabilities and a reduction of the spread achieved on the smaller base. During the year ended December 31, 1995, the Bank's average interest-earning asset base fell by $23.49 million or -42.7% over 1994, while average interest-bearing liabilities decreased by $19.89 million or -41.8%. Due to repricing of variable rate securities and increases in the portfolio loan lending rate, the average yield on interest-earning assets increased from 7.25% to 7.54% in 1995. Due to a rise in short term interest rates, the average cost of funds increased from 4.04% in 1994 to 6.37% in 1995. As a result of the Branch Sale, which increased funding costs and resulted in a decrease in higher yielding loans, the net interest margin decreased to 1.09% in 1995 from 3.02% in 1994.
     At December 31, 1996, the net spread between the Bank's interest-earning assets and interest-earning liabilities was 2.23% up from the average net spread for the 1996 year of 2.09%, principally as a result of further increases in loans and lower cost retail deposits. Fee income from the Bank's mortgage banking originations and income from the Bank's portfolio of mortgage servicing rights are not included in these calculations. As a result of the Branch Sale, the relative importance of these types of non-interest income to the Bank's profitability increased in 1995 and 1996.

     The following table presents information regarding fluctuations in interest income and interest expense of the Company for the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to (1) changes in volume (changes in volume multiplied by old rate); (2) changes in rate (changes in rate multiplied by old volume); the rate/volume variance is allocated to changes in rate:


                                     Rate / Volume Analysis

                                                  Years Ended December 31,
                                     ----------------------------------------------------------------------------------
                                                        1996                                    1995
                                     -------------------------------------------------------------------------------
                                         Volume         Rate        Total        Volume         Rate          Total

Interest Income
     Loans:
          Commercial                    333,306      (47,596)     285,710      (335,990)      52,883       (283,107)
          Real Estate Construction          684          199          883       (61,675)        (126)       (61,801)
          Real Estate Mortgage        1,129,898      (12,851)   1,117,047      (579,740)      33,248       (546,492)
          Installment/Consumer          182,799       (8,060)     174,739      (859,898)       6,699       (853,199)
                                     -----------  -----------  -----------  ------------  -----------  -------------
     Total Loans                      1,646,687      (68,308)   1,578,379    (1,837,302)      92,703     (1,744,599)

     Investment Securities             (419,588)         587     (419,001)     (124,868)     284,932        160,064
     Federal Funds                      175,484        9,687      185,171       (43,529)      20,373        (23,156)
                                     -----------  -----------  -----------  ------------  -----------  -------------
Total Interest Income                 1,402,583      (58,034)   1,344,549    (2,005,699)     398,008     (1,607,691)

Interest Bearing Liabilities:
     Deposit Accounts:
         Now/S-Now                       24,499       19,305       43,804      (123,656)         223       (123,433)
         Savings                            372         (120)         252      (117,658)          80       (117,578)
         Canadian Dollar Savings        (11,364)       2,143       (9,221)      (58,101)      (8,099)       (66,200)
         Time                           786,365      (86,476)     699,889       142,546      216,746        359,292
         Borrowed Funds                (193,161)     (12,237)    (205,398)      150,924      251,219        402,143
         Money Markets                  346,936        6,358      353,294      (640,009)      27,624       (612,385)
                                     -----------  -----------  -----------  ------------  -----------  -------------
     Total Deposit Interest Expense     953,647      (71,027)     882,620      (645,954)     487,793       (158,161)

     Holding Company Debt Interest        6,685       (1,999)       4,686      (108,041)       7,712       (100,329)
                                     -----------  -----------  -----------  ------------  -----------  -------------
          Total Interest Expense        960,332      (73,026)     887,306      (753,995)     495,505       (258,490)
                                     -----------  -----------  -----------  ------------  -----------  -------------
Net Interest Income                     442,251       14,992      457,243    (1,251,703)     (97,498)    (1,349,201)
                                     ===========  ===========  ===========  ============  ===========  =============




                                     -------------------------------------
                                                        1994
                                     -------------------------------------
                                         Volume         Rate        Total

Interest Income
     Loans:
          Commercial                    (54,781)      55,178          397
          Real Estate Construction       (6,179)      (2,057)      (8,236)
          Real Estate Mortgage         (123,348)     (78,899)    (202,247)
          Installment/Consumer          (60,079)      95,428       35,349
                                     -----------  -----------  -----------
     Total Loans                       (244,387)      69,650     (174,737)

     Investment Securities              396,094     (113,243)     282,851
     Federal Funds                          470       26,517       26,987
                                     -----------  -----------  -----------
Total Interest Income                   152,177      (17,076)     135,101

Interest Bearing Liabilities:
     Deposit Accounts:
         Now/S-Now                         (878)      (5,695)      (6,573)
         Savings                         (2,080)      (5,347)      (7,427)
         Canadian Dollar Savings         48,818       23,222       72,040
         Time                           (30,237)     (42,577)     (72,814)
         Borrowed Funds                 168,031       91,360      259,391
         Money Markets                  (36,894)     183,102      146,208
                                     -----------  -----------  -----------
     Total Deposit Interest Expense     146,760      244,065      390,825

     Holding Company Debt Interest       16,937       36,445       53,382
                                     -----------  -----------  -----------
          Total Interest Expense        163,697      280,510      444,207
                                     -----------  -----------  -----------
Net Interest Income                     (11,520)    (297,586)    (309,106)
                                     ===========  ===========  ===========



LOAN PORTFOLIO
     Information regarding the Bank's loan portfolio is set forth under Note 5 to the Company's consolidated financial statements included with this report as of December 31, 1996 and 1995.

PROVISION FOR LOAN LOSSES
     The Bank charges to operations a provision for possible loan losses which is intended to create an allowance for future loan losses. Each year's provision reflects management's analysis of the amount necessary to maintain the allowance for possible loan losses at a level adequate to absorb anticipated losses. In its evaluation, management considers such factors as historical loan loss experience, specifically identified problem loans, composition and growth of the loan portfolio, current and projected economic conditions, and other pertinent factors. A loan is charged-off by management as a loss when deemed uncollectible, although collection efforts continue and future recoveries may occur.
     Non-performing loans are defined as loans which have been placed on non-accrual status and loans over 90 days past due as to principal or interest and still in an accrual status. Where serious doubt exists as to the collectibility of a loan, the accrual of interest is discontinued. See Note 5 of the Consolidated Financial Statements for additional information regarding impaired loans.
     Non-performing loans amounted to $753,916 and $508,336 at December 31, 1996 and 1995, respectively. The increase in non-performing loans during 1996 is the result of an approx. $500,000 increase in delinquent single family loans associated with the Company's residential mortgage servicing operation, which more than offset a drop of approx $180,000 in non-performing commercial loans.
     The provision for loan losses in 1996 was $190,500, an increase of $173,700 from the 1995 level, which in turn was a decrease of $193,200 from the 1994 level of $210,000. Loans charged off net of recoveries were $209,432, $62,174, and $14,274 in 1996, 1995, and 1994, respectively. The allowance for possible loan losses totaled $297,783, $317,185, and $362,559 at the end of 1996, 1995,
and 1994, respectively.
     In addition, the Bank is a participant in the Capital Access Program of the Michigan Strategic Fund. The Michigan Strategic Fund (the "MSF") is a
State of Michigan sponsored program. Under the terms of the program, the Bank can assign, at the Bank's sole discretion, business loans to be covered by MSF guarantees. The borrower pays points at the loan closing which are matched
150% by the MSF. The funds which are paid to the Bank by the MSF are held at the Bank in a segregated account to offset such loan losses. If there are no losses and the loans are all liquidated, the MSF would retain ownership of the funds in the segregated account. Management takes the MSF fund into account in determining the collateral backing of its MSF guaranteed loans. A Michigan Strategic Fund balance of $5,598, $5,212 and $64,816 was available at year-end 1996, 1995, and 1994, respectively, to offset loan losses on a group of commercial loans with original balances amounting to $564,000, $564,000 and $534,893 at year-end 1996, 1995, and 1994, respectively. A total of $24,597 of the Bank's MSF Fund balance was transferred in connection with the Branch Sale.

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

                   Analysis of the Allowance for Loan Losses
                                ($ in thousands)

                                           Years Ending December 31,
                                           -------------------------
                                            1996     1995     1994
                                            ----     ----     ----
Balance at beginning of period              $317     $363     $292
                                            ----     ----     ----

Chargeoffs:
   Domestic:
     Commercial, financial and agricultural  178       36       36
     Real estate-construction                  0        0        0
     Real estate-mortgage                      0       61        9
     Installment loans to individuals         47       31       54
     Lease financing                           0        0        0
   Foreign                                     0        0        0
                                            ----     ----     ----
                                             225      108       99
                                            ----     ----     ----
Recoveries:
  Domestic:
     Commercial, financial and agricultural   10       30       68
     Real estate-construction                  0        0        0
     Real estate-mortgage                      0        2        3
     Installment loans to individuals          5       13       14
     Lease financing                           0        0        0
  Foreign                                      0        0        0
                                            ----     ----     ----
                                              15       45       85
                                            ----     ----     ----

Net charge-offs                              210       63       14
                                            ----     ----     ----

Provision for loan losses                    191       17      210
                                            ----     ----     ----
Sale of loans with associated reserve          0        0      125
                                            ----     ----     ----

Balance at end of period                    $298(1)  $317(1)  $363(1)
                                            ====     ====     ====

Ratio of net charge-offs during period
to average loans outstanding during period  0.68%    0.48%    0.04%
                                            ====     ====     ====



(1) Does not include Michigan Strategic Fund reserve balance of $5,598, $5,212 and $64,816 at year-end 1996, 1995 and 1994, respectively.

                   Analysis of the Allowance for Loan Losses
                                ($ in thousands)

                                  December 31, 1996

                                                    Percent of loans
           Balance at End of Period                 in each category
            Applicable to:                  Amount    to total loans
           -------------------------        ------  ----------------
           Domestic
            Commercial, financial,
             agricultural                     $156             40.0%
            Real estate-construction             -              0.0%
            Real estate-mortgage                83             41.8%
            Installment loans to
             individuals                        59             18.2%
           Unallocated                           -              N/A%
                                              ----            ------
                                               298            100.0%
                                              ====            ======

                                       December 31,      December 31,
                                           1996              1995
                                       -----------     -------------
           Total loans (1)                  20,966             9,271
           Reserve for loan losses             298               317
           MSF reserve balance                   6                 5
           Reserve/Loans, % (1)               1.42%             3.42%
           Reserve/Loans, % (1)(2)            1.45%             3.47%


(1) Excludes loans held for sale.
(2) Includes both MSF and general loan loss reserve

     With the opening of the Bank's new Ann Arbor operation, management increased the monthly loan loss provision to a rate of $6,000 in February 1996 from $400 in the prior-year period. In September 1996, management accrued a special increase of $80,000 in the loan loss provision and increased the monthly rate beginning in October 1996 to $7,500 per month. The special increase and the increase in the monthly rate was the result of a specific charge-off of $132,074 on one Upper Peninsula commercial loan, which had a targeted reserve of $90,000 at December 31, 1995, combined with management's desire to build reserves at a faster rate, as new loan activity in Ann Arbor is exceeding original management projections. At year-end 1996, management added another $40,000 to the reserve based upon it's analysis of the growth of the loan portfolio.
     The historic and current levels of the reserve have been set at a level which management believes will be sufficient to maintain the overall allowance, including the Michigan Strategic Fund loan loss reserve, at an appropriate amount. At year-end 1996, such ratio was 1.45%, or $304,000. The 1.45% ratio reflects management's realization that the remaining approx. $3,300,000 of the loan portfolio the Bank retained after the Branch Sale is, in some instances, of lower credit quality than the much larger loan portfolio which was sold.
The buyer's decision to put back loans was not based solely on credit quality, but on geography, familiarity with the borrower, and lack of time to complete due diligence on smaller balance loans, among other reasons. Loans put back by the buyer to the Bank subsequent to the Branch Sale were transferred at the current payoff figure less the associated general or specific loan loss reserve which the Bank had assigned to the loans immediately prior to the Branch Sale.

     The Bank's overall loan portfolio is geographically concentrated in Ann Arbor and to a lesser extent the eastern Upper Peninsula of Michigan, and the future performance of these loans is dependent upon the performance of relatively limited geographical areas. The loan loss reserve goal is believed to be higher than the Bank's peer group, and is reflective of management's desire to have a loan loss reserve in excess of its peer group average as a result of the forgoing.
     Based upon current economic conditions in the Ann Arbor and eastern Upper Peninsula market area, management currently anticipates that net loan losses in 1997 will not exceed $150,000. The redevelopment of the previously closed State of Michigan Newberry Regional Mental Health Hospital into a medium security prison, has had a positive impact on the Bank's loan portfolio. The prison added 300 base economic jobs to the Newberry area economy, on a base of 2,200 jobs. Local area real estate prices rose 30% during 1995 and with increased economic activity in the area, the prison may prove beneficial to the Bank in mitigating future loan losses from the loan portfolio. Moreover, the improving real estate market allowed the Bank to sell all of its repossessed real estate properties in the Newberry area in 1995 and early 1996, and has provided an incentive for borrowers to cure defaults rather than allowing foreclosure of properties. While the Bank has just begun lending in the Ann Arbor area, and the local economy is among the fastest growing in the state of Michigan, management has no historical basis upon which to predict credit losses from this new lending activity.
     Management believes that the current reserve level is adequate to absorb future losses inherent in the loan portfolio, although the ultimate adequacy of the reserve is dependent upon future economic factors beyond the Company's control. A downturn in the general nationwide economy will tend to aggravate, for example, the problems of local loan customers currently facing some difficulties. A general nationwide business expansion could conversely tend to diminish the severity of any such difficulties.

NON-INTEREST INCOME AND NON-INTEREST EXPENSE
     Non-interest income. Non-interest income in 1996 rose to $3,219,520 from $780,960 in 1995, an increase of $2,438,560. The increase in 1996 was mainly the result of mortgage banking income, which increased 383%, or $1,873,725, and net gains from securities sales, which increased $341,402 primarily as a result of the sale of the Bank's Farmer Mac class A and class C common stock (NASDAQ-FAMCA & FAMCK).
     Excluding the $3,018,408 gain in 1994 from the sale of bank branches and related loans, non-interest income in 1995 for the Company increased by $79,759 from $701,201 in 1994 to $780,960. The increase in 1995 was a result of increases in securities gains and mortgage banking income, which more than offset decreases in foreign exchange income, the contribution from Michigan BIDCO and service charges and fees.

     Mortgage Banking. Mortgage servicing and origination fees increased to $1,182,791 in 1996 from $427,660 in 1995. The increase in mortgage banking fee income was the result of a 129% increase in loan purchase and origination volumes during 1996 and profits from the Bank's mortgage banking subsidiaries, Varsity

Mortgage, Varsity Funding and Midwest Loan Services.  Although the
Bank's retail residential mortgage group in Ann Arbor originated approx. $25,000,000 in mortgages during 1996, profits were decreased by approx. $250,000 in the first half of 1996 as a result of operational problems associated with the start-up of operations which ultimately led to the replacement of the retail residential group manager.
     Including the mortgage servicing rights held directly by Midwest Loan Services, at December 31, 1996, the Bank and its subsidiaries serviced $214,046,211 of FHLMC and FNMA mortgages for others, versus $269,123,525 at December 31, 1995. The amount decreased as a result of a portfolio sale of servicing rights by the Bank in the third quarter of 1996. The following table summarizes the portfolio by type and mortgage note rate:

              Interest Rate Stratification of the Bank's Servicing

($ thousands)           FIXED RATE - BY MATURITY (in years)
                        -----------------------------------
              MORTGAGE RATE (%)    ARMs  UNDER 10   10-25  OVER 25

              9.00 and up           805       465     387    3,789
              8.50 - 8.99         7,201       854   1,343   12,986
              8.00 - 8.49         6,743     1,295   3,257   26,331
              7.50 - 7.99         1,236     2,908   7,986   61,425
              7.00 - 7.49             -     2,228  18,365   23,323
              6.50 - 6.99             -     2,880  10,584    8,529
              6.00 - 6.49         1,017     1,201   1,815    1,215
              under 6.00          3,348       365       -      165
                                 ------  --------  ------  -------
                                 20,350    12,196  43,737  137,763

              Current market
               interest rates      6.25%     7.88%   8.25%    8.75%
              Average annual
               servicing fee       0.39%     0.27%   0.26%    0.25%


     If interest rates were to decline to levels briefly seen during the Summer of 1993 and the Winter of 1995, the portfolio would experience significant refinancings and payoffs, which would hurt income.

     Based on recent comparable sales and indications of market value from industry brokers, management believes that the current market value of the Bank's portfolio of mortgage servicing rights exceeds cost by approximately $60,000 to $154,000. Market interest rate conditions can quickly affect the value of mortgage servicing rights in a positive or negative fashion, as long term interest rates rise and fall.

                      Servicing Rights Held by the Company


(amounts in $ thousands)  December 31,  December 31,
                              1996          1995

                            -----------------------
Total servicing (1)         214,046        188,319
Book value of servicing       2,312          2,035
Estimated market value
 of servicing:
 Management estimate (2)      2,371          2,208
 Discounted cash flow (3)     2,466          2,318
Estimated excess of market
 over book value (4)        154- 59        283-173


(1) Excludes servicing related to loans held for delivery of $30,535 at December 31, 1996 and $7,983 at December 31, 1995. Includes servicing held by Midwest Loan Services relating to $81MM in loans carried at appraised value of $901 less amortization, as of December 31, 1995.
(2) Assumes a price based upon market transactions at December 31, 1996 of 4.9x (4.9 times the servicing fee) for 30-year servicing, 3.75x for 15-year servicing, 2.3x for Balloon servicing and 2.1x for ARM servicing. The market value of servicing at December 31, 1995 was based on a price of 4.7x for 30-year servicing, 4.0x for 15-year servicing, and 2.4x for Balloon servicing and 2.3x for ARM servicing. Excess servicing is discounted from these amounts at a multiple of one times the servicing fee.
(3) Uses net present value analysis of future cash flows, discounted back at 13.14% (the original rate used to price a major bulk portfolio purchased in 1993).
(4) Range based upon the two methods used in (2) and (3), above. During 1996 purchases and sales of mortgage servicing rights by third-parties evidenced a stable trend in price which mirrored the generally stable interest rates throughout the year.

     Additional information regarding the Bank's mortgage banking activities for the past three years is set forth in Note 4 to the Company's consolidated financial statements.
     Michigan BIDCO. Michigan BIDCO (the "BIDCO"), an equity affiliate, invests in businesses in Michigan with the objective of fostering job growth and economic development. As of December 31, 1996, the BIDCO had made nineteen such investments, amounting to a total of $12,342,600 at original cost. At December 31, 1996, the BIDCO had total assets of $6,526,903.

     At December 31, 1996, the BIDCO had no outstanding conditional commitments to lend. The Foundation had the following outstanding conditional commitment to lend, of which the BIDCO had committed to purchase a 25% participation:

                           Furniture rental  $200,000
                                             --------
                           Total             $200,000
                                             ========


     Securities. Proceeds from sales of marketable equity securities (included in proceeds from sales of investment securities) were $631,278, $238,481 and $14,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Gross gains of approximately $346,495, $46,240, and $13,456 and no gross losses were realized on 1996, 1995 and 1994 sales, respectively.
     Proceeds from sales of available for sale securities were $10,888,145, $12,181,096, and $2,515,942 for the years ended December 31, 1996, 1995 and
1994, respectively (including sales of marketable equity securities and excluding sales associated with the Bank's mortgage banking operation). Gross gains of approximately $433,222 and gross losses of approximately $33,940 were realized on 1996 sales. Gross gains of approximately $164,717 and gross losses of approximately $153,080 were realized on 1995 sales. Gross gains of approximately $242 and gross losses of approximately $6,889 were realized on 1994 sales.
     At December 31, 1996 gross unrealized losses in the Company's available-for-sale securities were $68,000 and gross unrealized gains were $60,000. At December 31, 1995 gross unrealized losses in the Bank's available-for-sale securities were $63,000 and gross unrealized gains were $278,000. At December 31, 1994 gross unrealized losses in the Company's available-for-sale securities were $865,000 and gross unrealized gains were $26,000. Sales of loans pooled into mortgage backed securities in connection with the Bank's mortgage banking activities were $54,137,028 in 1996, $7,690,957 in 1995 and $25,018,952 in 1994.
     Foreign Exchange. The Bank manages the foreign exchange business of the bank which purchased the Bank's branches for a fee of $18,000 per year. Although the Bank continues to pursue foreign exchange business for its own customers' accounts, the revenue expected in 1997 from that activity will be only a fraction of the level of years prior to 1995. Foreign exchange revenues decreased to $31,847 in 1996 and $49,656 in 1995 from $192,841 in the 1994 period, as a result of lower volumes due to the Branch Sale, partially offset by revenue under the management contract.

     Non-interest expense. Non-interest expense for the Company increased by $3,215,694 or 189% in 1996 to $4,915,349 from $1,699,655 in 1995. Increased personnel, occupancy, data processing, advertising and depreciation expense resulting from the start-up of the Bank's new full-service branch office in Ann Arbor during the 1996 was the major factor in the increase. Legal expense remained unusually high as a result of various projects and loan collection legal expense. Bonuses to a key manager related to value creation with respect to the growth of the Ann Arbor main office's deposits and loans added $255,000 in salary expense. Holding company total expense increased $23,404 primarily as a result of increases in public listing expense and legal expense associated with various projects.
     Non-interest expense for the Company decreased by $1,082,051 or 38.9% in 1995 to $1,699,655 from $2,781,706 in 1994. Decreased personnel, occupancy, data processing and depreciation expense resulting from the Branch Sale was a major factor in the decrease. Increased legal expense, primarily in the first half of 1995, was incurred as a result of loan collection legal expense. Holding company total expense decreased $370,932 primarily as a result of decreases in interest, amortization, management and legal expenses, to $180,247 from $551,179. The decrease in interest expense was the result of a decrease in debt as a result of the Branch Sale.

INCOME TAXES
     Income tax expense (benefit) in 1996 was $(358,758) versus $(106,949) in 1995 and $769,673 in 1994. The effective tax (benefit) rate was (40.1)% in 1996, (26.6)% in 1995, and 29.5% in 1994. A tax benefit was realized in both 1996 and 1995 for net operating loss carryforwards as a result of the net losses from operations. The effective tax rate for 1994 was lower than the statutory rate due to equity income from the Bank's investment in the BIDCO, which earnings are taxed at the BIDCO.
     In February 1996, the Bank, through its 98%-owned subsidiary, Arbor Street LLC, purchased $1,000,000 in federal low income housing tax credits through a partnership investment in Michigan Capital Fund for Housing Limited Partnership I, a Michigan limited partnership (the "Partnership"). The investment consisted of a $50,000 equity purchase and the execution by Arbor Street LLC of a $950,000 promissory note held by the Partnership (the "Note"). The purchase of the tax credits increased the Company's federal income tax refund receivable in 1996 and is expected to decrease the amount of federal income taxes the Company would otherwise pay for the next nine years.

ITEM 8. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements provided pursuant to this item are listed under
Item 14(a) below and appear beginning on page 43.

ITEM 9. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     None.

                            UNIVERSITY BANCORP, INC.
                                      AND
                                  SUBSIDIARIES
                               __________________


                       CONSOLIDATED FINANCIAL STATEMENTS

                              ___________________

                         DECEMBER 31, 1996, 1995, 1994

                                  CROWE CHIZEK

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
University Bancorp, Inc.
Sault Ste. Marie, Michigan


We have audited the accompanying consolidated balance sheets of University Bancorp, Inc. as of December 31, 1996 and 1995 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of University Bancorp, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for mortgage servicing rights in 1996 to conform to new accounting guidance.



                                             /s/Crowe, Chizek and Company LLP
                                             Crowe, Chizek and Company LLP


Grand Rapids, Michigan
March 14, 1997

                  UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                         Consolidated Balance Sheets
                   December 31, 1996 and December 31, 1995



                                                    December 31     December 31
                                                       1996            1995
                                                    -----------     -----------
ASSETS
Cash and due from banks                             $ 1,866,917     $   578,216
Federal funds sold                                   10,683,895       1,359,415
                                                    -----------     -----------
    Total cash and cash equivalents                  12,550,812       1,937,631

Securities available for sale at market (Note 3)      7,346,856      13,090,547

Loans held for sale (Note 4)                         30,534,574       7,983,154
Loans, net (Notes 5 & 6)                             20,668,507       8,953,518

Premises and equipment (Note 7)                       1,955,294       1,360,283
Mortgage servicing rights (Note 4)                    2,312,436       2,936,703
Investment in and Advances to
    Michigan BIDCO (Note 1)                             815,790         765,858
Other real estate owned                                 266,079         130,596
Other assets                                          1,910,331       1,116,238
                                                    -----------     -----------
    Total other assets                                7,259,930       6,309,678
                                                    -----------     -----------
    TOTAL ASSETS                                    $78,360,679     $38,274,538
                                                    ===========     ===========

The accompanying notes are an integral part of the consolidated financial statements.

                   UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                     December 31,1996 and December 31,1995


                                                          December 31        December 31
                                                             1996               1995
LIABILITIES AND STOCKHOLDERS' EQUITY                     -----------        ------------
Deposits:
  Demand - non interest bearing                         $  6,814,000        $  1,103,921
  Demand - interest bearing                               15,786,832           1,642,425
  Savings                                                    976,479           1,075,328
  Time (Note 8)                                           29,529,050          16,923,492
                                                        ------------        ------------
     Total Deposits                                       53,106,361          20,745,166

FHLB advances (Note 16)                                    6,000,000          10,000,000
Mortgage escrow                                            1,064,650           1,055,337
Short term borrowings (Note 15)                           12,941,266           1,000,000
Deferred noncompete income (Note 2)                          102,076             137,080
Other liabilities                                          1,032,130             484,912
                                                        ------------        ------------
     Total Liabilities                                    74,246,483          33,422,495
                                                        ------------        ------------

Minority Interest (Note 11)                                  201,427             201,135
Commitments and Contingencies (Note 7 and 12)

Stockholders' equity:
  Preferred Stock, $0.001 par value;
   Authorized - 500,000 shares;
    issued 0 shares in both 1996 and 1995                          -                   -
  Common stock, $0.01 par value;
   Authorized - 2,500,000 shares;
    issued:
    1,295,366 shares in 1996
    and 1,276,125 shares in 1995                              12,954              12,761
  Treasury Stock - 68,765 shares in 1996
    and 37,282 shares in 1995                               (300,883)           (139,808)
  Additional Paid-in-Capital                               2,906,389           2,799,656
  Retained earnings                                        1,299,473           1,836,231
  Net unrealized gain (loss) on securities
   available for sale, net of tax
   of ($2,659) in 1996, and
   $73,181 in 1995.                                           (5,164)            142,058
                                                        ------------        ------------
     Total Stockholders' Equity                            3,912,769           4,650,898
                                                        ------------        ------------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                             $ 78,360,679       $  38,274,528
                                                        ============       =============

   The accompanying notes are an integral part of the consolidated financial statements.

                   UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                       Consolidated Statements of Income
              For the years ended December 31,1996, 1995, and 1994


                                                  1996           1995         1994
                                                ----------    ----------   ----------
Interest income:
  Interest and fees on loans                    $2,821,007   $1,242,628    $2,987,227
  Interest on securities:
   U.S. Treasury Securities                         34,310            -        61,343
   U.S. Government agencies                        568,141    1,014,804       711,911
   State and political subdivisions                      -        4,056        16,858
   Other securities                                 21,403       23,995         6,516
   Interest on bank deposits                        41,212            -        86,163
   Interest on federal funds                       237,453       93,494       116,650
                                                ----------    ----------   ----------
     Total interest income                       3,723,526     2,378,977    3,986,668
                                                ----------    ----------   ----------
Interest expense:
  Interest on deposits:
   Demand deposits                                 522,580       125,482      861,300
   Savings deposits                                 51,858        60,827      244,605
   Time certificates of deposit                  1,537,908       838,019      478,727
  Bank borrowings                                  480,189       648,873      328,574
  Repurchase agreements                                  -        91,025        9,181
  Interest expense on note payable                 140,178        81,181      181,510
                                                ----------    ----------   ----------
     Total interest expense                      2,732,713     1,845,407    2,103,897
                                                ----------    ----------   ----------
     Net interest income                           990,813       533,570    1,882,771

Provision for loan losses (Note 5)                 190,500        16,800      210,000
                                                ----------    ----------   ----------
     Net interest income after
       provision for loan losses                   800,313       516,770    1,672,771
                                                ----------    ----------   ----------
Other income:
  Net security gains (Note 3)                      399,282        57,880        6,809
  Service charges on deposit accounts                9,428           128       84,822
  Foreign exchange income (Note 1)                  31,847        49,656      192,841
  Mortgage banking income (Note 4)               2,363,080       489,355      172,571
  Gain on sale of servicing rights (Note 4)        256,840             -            -
  Profit (loss) from equity investment in
    Michigan BIDCO (Note 1)                         50,301        94,538      174,942
  Profit on sale of branches
    and loans (Note 2)                                   -             -    3,018,408
  Other                                            108,742        89,403       69,216
                                                ----------    ----------   ----------
     Total other income                          3,219,520       780,960    3,719,609
                                                ----------    ----------   ----------

     The accompanying notes are an integral part of the consolidated financial statements.

                   UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Income (continued)
              For the years ended December 31,1996, 1995, and 1994





                                                      1996         1995         1994
                                                    ----------   ----------   ----------
Other expenses:
  Salaries and wages                                $2,431,561   $  507,204   $  801,183
  Employee benefits                                    346,059      149,397      236,425
  Occupancy, net                                       355,950      101,464      186,594
  Taxes other than income                               26,475      (41,059)     131,735
  Data processing and equipment expense                351,796      194,419      344,751
  Correspondent bank service charges                    20,756       27,243       70,633
  Advertising                                          138,957       18,574       63,057
  Net expense of other real estate owned                 7,016       12,365       15,151
  FDIC insurance                                         1,500       34,052      106,918
  Legal and audit expense                              293,862      354,268      333,923
  Amortization                                               -            -       12,737
  Management fees                                            -            -       60,000
  Other operating expenses                             941,417      341,728      418,599
                                                    ----------   ----------   ----------
     Total other expenses                            4,915,349    1,699,655    2,781,706
                                                    ----------   ----------   ----------
Income (Loss) before income taxes                     (895,516)    (401,925)   2,610,674
                                                    ----------   ----------   ----------
Income taxes (benefit) (Note 13)                      (358,758)    (106,949)     769,673
                                                    ----------   ----------   ----------
     Net Income (Loss)                              $ (536,758)  $ (294,976)  $1,841,001
                                                    ==========   ==========   ==========

Weighted average shares outstanding (Note 1)         1,244,346    1,201,012    1,186,427
                                                    ==========   ==========   ==========

Earnings (Loss) per common share (Note 1):              ($0.43)      ($0.25)       $1.55
                                                    ==========   ==========   ==========

Dividends declared per share                        $      ---   $      ---   $      ---
                                                    ==========   ==========   ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                            UNIVERSITY BANCORP, INC.
                Consolidated Statements of Stockholders' Equity
             For the years ended December 31, 1996, 1995, and 1994

                                                Common stock $.01        Treasury stock
                                                        par value
                                             -----------------------   ------------------------   Additional
                                             Number of        Par      Number of                   Paid in       Retained
                                              shares         Value       shares        Cost        Capital       Earnings
                                             ---------     ---------   ---------    -----------   ----------     ----------
Balance January 1,1994                       1,172,853     $  11,729           -             -    $2,353,533     $ 290,206

Issuance of shares to ESOP at
    $3.50 per share (Note 10)                    7,147            71           -             -        24,937             -

Issuance of shares at
    $5.00 per share                             20,000           200           -             -        99,800             -

Net change in unrealized gain (loss)
    on securities available for sale,
    net of tax                                       -             -           -             -             -             -

Net Income                                           -             -           -             -             -      1,841,001
                                             ---------     ---------    ---------    ---------    ----------     ----------
Balance December 31, 1994                    1,200,000        12,000            -            -     2,478,270      2,131,207

Issuance of shares at
    $4.35 per share                             66,125           661            -            -       286,486              -

Issuance of shares to ESOP at                   10,000           100            -            -        34,900              -
    $3.50 per share

Purchase of shares at
    $3.75 per share                                  -             -      (37,282)    (139,808)            -              -

Net change in unrealized gain (loss)
    on securities available for sale,
    net of tax                                       -             -            -            -             -              -

Net Income (Loss)                                    -             -            -            -             -       (294,976)
                                             ---------     ---------    ---------    ---------    ----------     ----------
Balance December 31, 1995                    1,276,125     $  12,761      (37,282)   ($139,808)   $2,799,656     $1,836,231

Issuance of shares at
    $5.55 per share                             16,541           166            -            -        91,704              -

Issuance of shares to ESOP at
    $5.58 per share                              2,700            27            -            -        15,029              -

Purchase of shares at
    $5.12 per share                                  -             -      (31,483)    (161,075)            -              -

Net change in unrealized gain (loss)
    on securities available for sale,
    net of tax                                       -             -            -            -             -              -

Net Income (Loss)                                    -             -            -            -             -       (536,758)
                                             ---------     ---------    ---------    ---------    ----------     ----------
Balance December 31, 1996                    1,295,366     $  12,954      (68,765)   ($300,883)   $2,906,389     $1,299,473
                                             =========     =========    =========    =========    ==========     ==========

                                              Unrealized
                                              gain (loss)
                                             on available         Total
                                               for sale       Stockholders'
                                              securities          Equity
                                             -----------      ------------
Balance January 1,1994                       $    8,222       $  2,663,690

Issuance of shares to ESOP at
    $3.50 per share (Note 10)                         -             25,008

Issuance of shares at
    $5.00 per share                                   -            100,000

Net change in unrealized gain (loss)
    on securities available for sale,
    net of tax                                 (534,010)          (534,010)

Net Income                                            -          1,841,001
                                             ----------       ------------
Balance December 31, 1994                      (525,788)         4,095,689

Issuance of shares at
    $4.35 per share                                   -            287,147

Issuance of shares to ESOP at                         -             35,000
    $3.50 per share

Purchase of shares at
    $3.75 per share                                   -           (139,808)

Net change in unrealized gain (loss)
    on securities available for sale,
    net of tax                                  667,846            667,846

Net Income (Loss)                                     -           (294,976)
                                             ----------       ------------
Balance December 31, 1995                    $  142,058       $  4,650,898

Issuance of shares at
    $5.55 per share                                   -             91,870

Issuance of shares to ESOP at
    $5.58 per share                                   -             15,056

Purchase of shares at
    $5.12 per share                                   -           (161,075)

Net change in unrealized gain (loss)
    on securities available for sale,
    net of tax                                 (147,222)          (147,222)

Net Income (Loss)                                     -           (536,758)
                                             ----------       ------------
Balance December 31, 1996                       ($5,164)      $  3,912,769
                                             ==========       ============

                 The accompanying notes are an integral part of
                       consolidated financial statements.

     UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
     Consolidated Statements of Cash Flows
For the years ended December 31, 1996, 1995 and 1994




                                                                    1996                1995                1994
                                                                -------------       ------------         ------------
Cash flow from operating activities:
Net income (loss)                                               $    (536,758)      $   (294,976)        $  1,841,001
Adjustments to reconcile net income to net
  cash from operating activities:
    Depreciation and amortization                                     562,141            212,621              295,673
    Compensation expense                                               15,056            101,750               25,008
    Equity in undistributed earnings of BIDCO                         (50,301)           (94,538)            (174,942)
    Provision for loan loss                                           190,500             16,800              210,000
    Gain on sale of mortgage servicing rights                        (256,840)                 -                    -
    Mortgage loans originated for sale                           (193,356,147)       (84,528,789)         (24,044,097)
    Proceeds from sale of loans and mortgage backed
       trading securities                                         171,985,016         80,896,312           43,394,925
    Net Loss/(Gain) on loan sales and securitization               (1,180,289)           (61,695)             184,570
    Market Adjustment loss (gain) on loans held for sale                    -            (64,661)              64,661
    Net amortization/accretion on securities                          (18,932)            (4,506)             (69,089)
    Net Loss/(Gain) on sale of available for
     sale securities                                                 (399,282)           (57,880)              (6,809)
    Gain from branch sale                                                   -                  -           (3,018,408)
    Expenses associated with branch sale                                    -                  -             (197,269)
    Change in:
      Other real estate                                              (135,483)              (581)              42,404
      Decrease (increase) in other assets                            (717,937)          (544,425)            (136,866)
      Increase (decrease) in other liabilities                        512,506         (2,698,358)           2,289,640
                                                                -------------       ------------         ------------

         Net cash from operating activities                     $ (23,386,750)      $ (7,122,926)        $ 20,700,402
                                                                -------------       ------------         ------------
    Cash flow from investing activities:
      Purchase of available for sale
       securities                                                 (11,701,033)        (7,974,794)         (21,238,539)
      Proceeds from sales of available for
       sale securities                                             10,888,145         12,181,096            2,515,942
      Proceeds from maturities and paydowns of
       available for sale securities                                6,751,784          2,453,703            2,371,268
      Acquisition of Midwest Loan Services, net
       of cash received                                                     -           (161,882)                   -
      Capitalized mortgage servicing rights                          (616,436)          (534,112)             (65,110)
      Proceeds from sale of servicing rights                        1,216,952                  -                    -
      Purchase of home equity loans                                         -         (1,903,212)                   -
      Loans granted net of repayments                             (11,905,489)        (2,846,473)             623,735
      Investment in BIDCO (Note 1)                                          -           (203,500)                   -
      Proceeds from disposal of assets                                      -                  -               24,494
      Premises and equipment expenditures                            (876,561)          (983,436)            (216,718)
      Disbursement of funds due to
       branch sale (Note 2)                                                 -                  -          (19,641,424)
                                                                -------------       ------------         ------------

         Net cash from investing activities                        (6,242,638)            27,390          (35,626,352)
                                                                -------------       ------------         ------------

                    (Statement continued on following page)

  UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
  Consolidated Statements of Cash Flows
For the years ended December 31,1996, 1995 and 1994





 Cash flow from financing activities:
   Net increase (decrease)in repurchase agreements                              -                   -          (483,569)
   Net increase (decrease) in deposits                                 32,361,195           7,617,272        11,213,702
   Proceeds from FHLB advances                                          7,000,000           7,500,000         2,800,000
   Payments of FHLB advances                                          (11,000,000)         (7,300,000)                -
   Net increase (decrease) in mortgage
    escrow accounts                                                         9,313            (158,976)       (2,351,020)
   Net increase in short term borrowings                               11,978,766                   -                 -
   Principal payment on notes payable                                     (37,500)                  -        (1,294,000)
   Issuance of common stock                                                91,870                   -           100,000
   Purchase of treasury stock                                            (161,075)           (139,808)                -
                                                                     ------------         -----------       -----------
    Net cash from
      financing activities                                             40,242,569           7,518,488         9,985,113
                                                                     ------------         -----------       -----------
       Net change in cash and
         cash equivalents                                              10,613,181             422,952        (4,940,837)

Cash and cash equivalents:
  Beginning of period                                                   1,937,631           1,514,679         6,455,516
                                                                     ------------         -----------       -----------
  End of period                                                      $ 12,550,812         $ 1,937,631       $ 1,514,679
                                                                     ============         ===========       ===========

 Supplemental disclosure of cash flow information:

 Cash paid for interest expense                                      $  2,599,547         $ 1,773,595         2,047,987
 Cash paid for income taxes                                                     -             740,108            18,570

 Supplemental disclosure of noncash investing activities:

   Par value of mortgage loans securitized                           $ 54,137,028         $ 6,100,390        25,018,952
   Debt assumed in exchange for Midwest acquisition                             -             312,500                 -
   Fair value of shares exchanged for Midwest acquisition                       -             287,147                 -

   Assets and liabilities acquired in acquisition of Midwest
     Other equity securities                                                    -              17,946                 -
     Loans held for sale                                                        -              95,000                 -
     Premises and equipment, net                                                -              85,695                 -
     Purchased mortgage servicing rights                                        -             906,598                 -
     Other assets                                                               -             198,559                 -
     Other liabilities                                                          -             342,357                 -
     Minority interest                                                          -             199,912                 -




   The accompanying notes are an integral part of the consolidated financial statements.

                   UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1996


1.  Summary of significant accounting policies

    Principles of Consolidation and Nature of Operations

    The consolidated financial statements of University Bancorp, Inc. (the Company or the Corporation) include the operations of its wholly-owned subsidiary, University Bank (the Bank), the Bank's wholly-owned subsidiaries, Varsity Funding Services, L.L.C. (Varsity Funding), Varsity Mortgage, L.L.C. (Varsity Mortgage), and University Insurance & Investment Services, Inc. (Agency), 98% owned subsidiary, Arbor Street, L.L.C. (Arbor) and 80% owned subsidiary, Midwest Loan Services, Inc. (Midwest). The accounts are maintained on an accrual basis in accordance with generally accepted accounting principles and predominant practices within the banking industry. All significant intercompany balances and transactions have been eliminated in preparing the consolidated financial statements.

    The Company is a bank holding company. The subsidiary Bank, which is located in Michigan, is a full service community bank, which offers all customary banking services, including the acceptance of checking, savings and time deposits, and the making of commercial, real estate, personal, home improvement, automotive and other installment, credit card and consumer loans, and fee based services such as foreign currency exchange, life insurance, annuity and mutual fund sales for customers primarily located in Ann Arbor and to a lesser extent, the eastern Upper Peninsula of Michigan. The Bank established it's main office in Ann Arbor in February 1996, by relocating from the eastern Upper Peninsula of Michigan. The bank also maintains a limited service branch office in Sault Ste. Marie, Michigan. The Ann Arbor office is the focus of the Bank's future business development plan. The consolidated assets of the Company of $78,360,679 as of December 31, 1996, primarily represent commercial and retail banking activity. Mortgage loans which were sold into the secondary market and are being serviced by the Bank and Midwest for others of $214,000,000 as of December 31, 1996, are not included in the Company's consolidated balance sheet. The Bank uses brokers to arrange time deposits, and during 1996, a significant portion of the Bank's time deposits were brokered deposits (See
    Note 8).

    The Bank's operating subsidiaries, Midwest, Varsity Funding and Varsity Mortgage, are engaged in residential home mortgage origination, mortgage sales to the secondary market, and mortgage servicing. Midwest Loan Services is based in Houghton, Michigan, and is a specialist in servicing residential mortgage loans for itself and other financial institutions, including the Bank (See Notes, 4 & 11). Varsity Funding and Varsity Mortgage which are based in Farmington Hills, Michigan, specialize in the purchase, from correspondents, and the sale to the secondary market, of nonconforming and conforming residential loans, respectively. Varsity Funding commenced operations in October 1995 and Varsity Mortgage commenced operations in March 1996 (See Note 4).

                   UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1996


1.  Summary of significant accounting policies (continued)

    On December 31, 1996, the Bank acquired a 100%-owned subsidiary, University Insurance & Investment Services, Inc. (the Agency), through which the Bank intends to sell insurance products including life, health, auto and home insurance, and investment products including annuities and mutual funds. The Agency is located in the Bank's Ann Arbor main office. Since the Agency was acquired on December 31, 1996, the consolidated financial statements include no operating results of the Agency.

    In February 1996, the Bank established a 98%-owned subsidiary, Arbor Street LLC, which purchased, with the assistance of $950,000 in initial financing in the form of a loan from the Michigan Housing Development Authority, $1,000,000 in federal low income housing tax credits through a partnership investment in Michigan Capital Fund for Housing Limited Partnership I, a Michigan limited partnership.

    The Company's loan portfolio is concentrated in Ann Arbor, and to a lesser extent in the eastern Upper Peninsula of Michigan. Management is of the opinion that no concentrations exist that make the Company vulnerable to the risk of a near term severe impact. While the loan portfolio is diversified, the customers' ability to honor their debts are partially dependent on the local economies. The Ann Arbor area is primarily dependent on the education, healthcare, services, and manufacturing (automotive and other) industries. The eastern Upper Peninsula of Michigan is primarily dependent on the recreation, gambling, government (education and other), cross-border shopping and manufacturing (automotive and other) industries. Most real estate loans are secured by federal agency guarantees and residential or commercial real estate and most business loans are secured by business assets. Generally, installment loans are secured by various items of personal property. A large portion of time deposits consist of certificates of deposit obtained through brokers and are subject to withdrawl (with penalties for early withdrawl) should the Company's credit worthiness downgrade.

    Michigan BIDCO, Inc.

    The Bank's investment in Michigan BIDCO, Inc. (the BIDCO) is accounted for under the equity method of accounting. The Bank owns 44.1% (43.1% at December 31, 1994) of the outstanding shares of the BIDCO at December 31, 1996, which began operations in May, 1993. At December 31, 1996, the Company owned $203,500 in bonds issued by the BIDCO. Assuming conversion of outstanding convertible bonds, the Bank and the Company together owned 15.61% at December 31, 1996 and 1995. In addition, upon conversion, certain Corporation officers and directors and their immediate family (two of whom serve as President and Chairman of the Corporation) would have an ownership interest in the BIDCO of 19.6%. The conversion may take place, at the election of the BIDCO, subsequent to any time that the BIDCO's equity pursuant to an audit performed using generally accepted accounting principles

1.  Summary of significant accounting policies (continued)

                   UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1996




    exceeds $1,500,000. The financial statements of Michigan BIDCO, Inc. are stated using the investment company method. As a result, investments made by the BIDCO are evaluated by management and carried at estimated fair value. Total equity of the BIDCO was $1,390,540 at December 31, 1996.

    Use of Estimates in Preparing Financial Statements: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions based upon available information. These estimates and assumptions affect the reported amounts and disclosures. Actual results could differ from those estimates.

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

    Goodwill: Goodwill, which relates to the purchase of the Bank in 1988, was being amortized on a straight-line basis over 15 years. After the sale of branches in December 1994, it was determined that goodwill should be fully amortized (Note 2). Accumulated amortization of goodwill was $191,048 at December 31, 1994.

    Trading account securities

    All trading securities are designated as such at the time of purchase. Realized and unrealized gains and losses on trading account securities are included immediately in other income. Trading securities consist of loans pooled and securitized into mortgage backed securities in connection with the Bank's mortgage banking activities.

    Securities available for sale

    Securities available for sale consist of bonds, notes, mortgage-backed securities and certain equity securities. For securities classified as securities available for sale, it is the intention of management to hold such assets for an indefinite period of time. From time to time, management may decide to sell such securities prior to maturity for liquidity purposes, asset/liability strategy, tax planning, changes in interest rates, changes in prepayment risk, the need to increase regulatory capital, or other similar factors. Securities classified as available for sale are reported at their fair value and the related net unrealized holding gain or loss is reported, net of related income tax effects, as a separate component of stockholders' equity until realized.

                   UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1996


1.  Summary of significant accounting policies (continued)

    Premiums and discounts on securities available for sale are recognized in interest income using the interest method over the period to maturity.

    Gains or losses on the sale of securities available for sale are determined using the specific identification method.

    Securities held to maturity

    Investment securities held to maturity reflect securities which the Corporation has the ability and intent to hold until maturity. As of December 31, 1996 and 1995, there were no investment securities classified as held to maturity.

    Mortgage banking activities

    Mortgage banking activities include the purchase of loans from correspondents. The agreements with the correspondents and the degree of underwriting the Bank performs on the loans determine whether the loans are purchased with or without recourse. Mortgage loans held for sale as part of the Bank's mortgage banking activities are valued at the lower of cost or market as determined by bid prices for loans in the secondary market. Certain loans are securitized into mortgage backed trading securities.
    Upon securitization, the loans are transferred at market value to trading securities, and a gain or loss on securitization of loans is recorded.

    Prior to adopting Financial Accounting Standard No. 122 (FAS 122) at the start of 1996, servicing right assets were recorded only for purchased rights to service mortgage loans. Subsequent to adopting this standard, servicing rights represent both purchased rights and the allocated value of servicing rights retained on loans sold. See Note 4 regarding the effect of adopting FAS 122. Servicing rights are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the rights, using groupings of the underlying loans as to type, term and interest rates. Any impairment of a grouping is reported as a valuation allowance. Prior to adopting this standard, impairment was evaluated in aggregate. Fair values for individual stratum are based on the present value of estimated future cash flows using a discount rate commensurate with the risks involved.
    Estimates of fair value include assumptions about prepayment, default and interest rates, and other factors which are subject to change over time. Changes in these underlying assumptions could cause the fair value of mortgage servicing rights, and the related valuation allowance, to change significantly in the future.

                   UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1996


1.  Summary of significant accounting policies (continued)

    Allowance for loan losses

    Because some loans may not be repaid in full, an allowance for loan losses is recorded. Increases in the allowance are recorded by a provision for loan losses charged to expense. Estimating the risk of loss and the amount of loss on any loan is necessarily subjective. Accordingly, the allowance is maintained by management at a level considered adequate to cover possible losses that are currently anticipated based on past loss experience, general economic conditions, information about specific borrower situations including their financial position and collateral values, and other factors and estimates which are subject to change over time. While management may periodically allocate portions of the allowance for specific problem loan situations, the whole allowance is available for any loan charge-offs that occur. A loan is charged-off by management as a loss when deemed uncollectible, although collection efforts may continue and future recoveries may occur.

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

                   UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1996


1.  Summary of significant accounting policies (continued)

    doubt exists as to the collectibility of a loan, the accrual of interest is discontinued. These loans are often also considered impaired. Impaired loans, or portions thereof, are charged off when deemed uncollectible. The nature of disclosures for impaired loans is considered generally comparable to prior nonaccrual and renegotiated loans and nonperforming and past-due asset disclosures.

    Loan fees and interest income

    Interest on loans is accrued over the term of the loan based on the amount of principal outstanding. Under SFAS No. 114, as amended by SFAS No. 118, the carrying value of impaired loans is periodically adjusted to reflect cash payments, revised estimates of future cash flows and increases in the present value of expected cash flows due to the passage of time. Cash payments representing interest income are reported as such and other cash payments are reported as reductions in carrying value. Increases or decreases in carrying value due to changes in estimates of future payments or the passage of time are reported as reductions or increases in bad debt expense.

    Loan fees, net of direct origination costs, are deferred and amortized over the life of the loan as a yield adjustment.

    Other real estate

    During 1996 and 1995, other real estate consisted of property acquired through or in lieu of foreclosure, which are initially recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of cost or fair value minus estimated costs to sell. At December 31, 1996, all other real estate acquired through or in lieu of foreclosure had been sold, and the sole other real estate held by the Company related to surplus property surrounding a former branch bank site held for sale at original cost of $266,079, which is less than market.

    Premises and equipment

    Bank premises and equipment are stated at cost less accumulated depreciation. Provisions for depreciation are computed primarily on the straight-line method for bank premises and the accelerated methods for equipment and land improvements over their estimated useful lives. These assets are reviewed for impairment under SFAS No. 121 when events indicate the carrying amount may not be recoverable, which was adopted by the Company January 1, 1996. Its adoption had no material effect on the Company's consolidated financial position or results of operations. The estimated useful lives and methods of depreciation for principal items are as follows:

                   UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1996


1.  Summary of significant accounting policies (continued)


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


    Income taxes

    Income tax expense is the sum of the current year estimated tax obligation or refund per the income tax return, and the change in the estimated future tax effects of temporary differences and carryforwards. Deferred tax assets or liabilities are computed by applying enacted income tax rates to the expected reversals of temporary differences between financial reporting and income tax reporting, and by considering carryforwards for operating losses and tax credits. A valuation allowance, if needed, adjusts deferred tax assets to the net amount that is more likely than not to be realized.

    Retirement plan

    Until September 30, 1994 the Bank offered a 401-K Plan which allowed an employee to contribute up to 15% of salary pre-tax, to the allowable limit prescribed by the Internal Revenue Service. The Bank matched up to 3% of an employee's salary multiplied by 100 times the Bank's percentage return on assets (with a minimum payment of 1.5% of employee's salary). The Corporation's contributions to the plan were $16,722 for the year ended December 31, 1994. The plan was terminated on September 30, 1994, and replaced by a noncontributory SEP IRA contribution plan. The Bank contributes 3% of an employee's salary multiplied by 100 times the Bank's percentage return on assets (with a minimum payment of 1.5% of employee's salary) to an employee SEP IRA, with immediate vesting. The Corporation made no contributions to the plan for the years ended December 31, 1995 and 1994, and made a contribution of $6,904 for the year ended December 31, 1996.

    In August 1996 the Bank replaced the SEP IRA plan with a new 401-K Plan, effective January 1, 1996, which allowed an employee to contribute up to 15% of salary pre-tax, to the allowable limit prescribed by the Internal Revenue Service. Management has discretion to make matching contributions to the Plan, however, no matching contributions were made by the Bank for the year ended December 31, 1996.

    Employees Stock Ownership Plan (ESOP)

    The Corporation has a noncontributory ESOP covering all full-time employees who have met certain service requirements. The

                   UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1996


1.  Summary of significant accounting policies (continued)

    employees' share in the Corporation's contribution is based on their current compensation as a percentage of the total employee compensation. As shares are contributed to the plan they are allocated to employees and compensation expense is recorded at the shares' fair value.

    Stock Compensation

    Expense for employee compensation under stock option plans is based on Opinion 25, with expense reported only if options are granted below market price at grant date. Pro forma disclosures of net income and earnings per share are provided as if the fair value method SFAS No. 123 were used for stock-based compensation.

    Statement of cash flows

    For purposes of the Consolidated Statements of Cash Flows, cash and cash equivalents is defined to include the cash on hand, non-interest bearing deposits in other institutions, Federal funds sold and other investments with a maturity of three months or less when purchased. Net cash flows are reported for customer loan and deposit transactions and interest bearing deposits with other banks.

    Per share calculations

    Earnings (loss) per common share is calculated based on the weighted average number of common shares outstanding during each period. Stock options are not dilutive in 1996 and 1995 and are not material in 1994, and therefore, are not included in earnings per share calculations.

    Foreign activities and hedging policy

    The Bank exchanges foreign currency for the Bank's United States and Canadian customers. The Bank enters into foreign exchange futures contracts as a hedge against the Bank's exchange of foreign currency. Realized and unrealized hedging gains and losses and brokerage fees are netted against currency exchange income.

    Fair Values of Financial Instruments

    Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed separately. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. The fair value estimates of existing on- and off-balance sheet financial instruments does not include the value of anticipated

                   UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1996


1.  Summary of significant accounting policies (continued)

    future business or the values of assets and liabilities not considered financial instruments.

    Issued But Not Yet Adopted Accounting Standards

    In 1996, the FASB issued Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. It revises the accounting for transfers of financial assets, such as loans and securities, and for distinguishing between sales and secured borrowings. It is effective for some transactions in 1997 and others in 1998. The effect on the financial statements has not yet been determined.

    In March 1997, the accounting requirements for calculating earnings per share were revised. Basic earnings per share for 1997 and later will be calculated solely on average common shares outstanding. Diluted earnings per share will reflect the potential dilution of stock options and other common stock equivalents. All prior calculations will be restated to be comparable to the new methods. As the Company has stock options, in years with net income, the new calculation methods will increase future basic earnings per share over what otherwise would have been reported, while there will be little effect on diluted earnings per share.

    Reclassifications

    Certain amounts for 1995 and 1994 have been reclassified to conform with the 1996 presentation.

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

    A portion of the sales price, $175,000, was allocated to deferred income attributable to the non-compete agreement. This is being amortized into income over the five year term of the agreement. Other income in 1996, 1995 and 1994 includes $35,004, $33,974 and $3,946, respectively, of amortization income from this non-compete agreement.

                   UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1996


2. Sale of branches and associated loans (continued)


    At the time of the sale, the Bank entered into an agreement with the buyer to manage the buyer's foreign exchange program for a fee of $35,000 per year (since reduced to $18,000 per year). The contract is cancellable upon sixty days notice to the Bank, however, if the contract is terminated, the Bank would be free to compete with the buyer in the foreign exchange business in the Upper Peninsula of Michigan.

    The following is a condensed summary of the transaction:


             Assets Sold
             -----------
             Loans                                    $(22,510,298)
             Loan loss reserve transferred to buyer        125,457
             Accrued interest on loans                    (209,524)
             Property, and other fixed assets             (623,622)
             Miscellaneous assets                          (18,416)

             Liabilities Transferred
             -----------------------
             Deposits & accrued interest              $ 46,308,134
             Miscellaneous liabilities                      69,713

             Expenses associated with sale                (197,269)
             Write-off of goodwill on balance sheet       (109,343)
             Deferred income attributable to
               non-compete agreement                      (175,000)
             Cash delivered to buyer                   (19,641,424)
                                                      ------------
             Gain on sale, before tax                 $  3,018,408
                                                      ============


    The loans sold by the Bank were without recourse with the exception of approximately $1,722,891 in loans which were put back to the Bank on February 28, 1995. No more loans can be put back to the Bank under the terms of the agreement.

3. Securities available for sale

    The following is a summary of the amortized cost and fair value of securities available for sale at December 31, 1996 and 1995:

                                          December 31, 1996
                                --------------------------------------
                                             Gross
                                Amortized  Unrealized            Fair
    (in thousands)                 Cost      Gains     Losses   Value
    ------------------------------------------------------------------
    U.S. agency mortgage-backed   $5,367      $38       $(30)  $5,375
    Other agency mortgage-backed     681        -        (35)     646
    U.S. agency equity               848        -          -      848
    Other mortgage-backed            367        -         (3)     364
    Other equity                      92       22          -      114
    ------------------------------------------------------------------

                   UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1996




    Total securities
      available for sale          $ 7,355      $ 60      $(68)  $ 7,347
                                  =======      ====      ====   =======


3. Securities available for sale (continued)

                                             December 31, 1995
                                  -------------------------------------
                                               Gross
                                  Amortized  Unrealized           Fair
    (in thousands)                  Cost       Gains     Losses  Value
    -------------------------------------------------------------------
    U.S. agency mortgage-backed   $10,243      $163      $(63)  $10,343
    Other agency mortgage-backed    1,680        29         -     1,709
    U.S. agency equity                842        13         -       855
    Other equity                      111        73         -       184
    -------------------------------------------------------------------
    Total securities
      available for sale          $12,876      $278      $(63)  $13,091
                                  =======      ====      ====   =======


    Since mortgage-backed securities have variable payments, they are not reported by specific maturity grouping.

    Investment securities with an amortized cost of approximately $6,356,433 at December 31, 1996 and $10,733,883 at December 31, 1995 were pledged to secure certain borrowings.

    Proceeds from sales of securities available for sale were $10,888,145 during 1996, with gross gains of $433,222, and gross losses of $33,940. Proceeds from sales of trading account securities (which related to loan pooling and are included in mortgage banking income) were $54,376,199 during 1996, with gross gains of $349,414, and gross losses of $110,243.

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

    In 1994, proceeds from sales of securities available for sale were $2,515,942, with gross gains of $-0-, and gross losses of $6,809.

    Proceeds from sales of trading account securities were $34,246,269 during 1994, with gross gains of $263,300 and gross losses of $447,870.

    The nontaxable income included in interest income on available for sale securities was $-, $4,056 and $19,852 for the years ended December 31, 1996, 1995 and 1994, respectively.

4. Secondary mortgage market operations

    The Bank, and its subsidiaries Midwest Loan Services, Varsity Mortgage and Varsity Funding, originate, purchase, sell and service single family mortgage loans guaranteed by the Federal

                   UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1996

4. Secondary mortgage market operations (continued)

    Home Loan Mortgage Corporation (FHLMC) and the Federal National Mortgage Association (FNMA). The following summarizes the secondary market activities of the Bank, Midwest, Varsity Funding and Varsity Mortgage, for the years ended:

                                                 December 31,
                                      ---------------------------------
                                             1996       1995       1994
                                      -----------  ---------  ---------
        Origination and other fees       $609,499    $59,327    $96,740
        Gain (loss) on sale and
          securitization of
          mortgages                     1,180,289     61,695   (184,570)
        Loan servicing fees, net          573,292    368,333    260,401
                                      -----------  ---------  ---------

        Mortgage banking income
          reflected in statements
          of income                     2,363,080    489,355    172,571
        Gain on sale of servicing
          rights                          256,840          -          -

        Market value adjustments
          included in other
          operating expense                     -     64,661    (64,661)
        Interest income allocation      1,310,062    645,092    530,960
        Interest expense allocation      (927,578)  (382,570)  (370,189)
        Operating expense allocation   (2,625,456)  (589,646)  (361,423)
                                      -----------  ---------  ---------
        Pretax profit (loss) from
         secondary market
         activities                      $376,948   $226,892   $(92,742)
                                      ===========  =========  =========


    Certain assumptions were used to calculate the profit and loss from secondary market activities. Interest income was calculated using the average annual balance of loans held for sale at the Bank's average yield on mortgage loans. Interest expense was calculated using the average annual balance of loans held for sale, net of escrow balances, at the Bank's average cost of funds rate.

    Operating expenses included certain direct costs, but a significant portion is based upon management's estimates using the best available information.

                   UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1996


4. Secondary mortgage market operations (continued)


                                             Years Ended December 31,
                                 -----------------------------------------
                                          1996          1995          1994
                                 -------------  ------------  ------------
     Loans held for sale,
      January 1                     $7,983,154    $4,129,321   $14,317,493

     Origination or acquisition
      of loans held for sale       193,356,147    84,528,789    24,044,097

     Sale of loans originated
      for sale                    (116,667,699)  (74,639,227)   (9,148,656)
     Securitization of loans       (54,137,028)   (6,100,390)  (25,018,952)

     Market value adjustments                -        64,661       (64,661)
                                 -------------  ------------  ------------

     Loans held for sale,
      December 31                  $30,534,574    $7,983,154    $4,129,321
                                 =============  ============  ============


    A reserve of $64,661 was deducted from income for the year ended December 31, 1994 as a lower of cost or market provision for loans held for sale. The aggregate market value of the loans held for sale exceeded the cost at December 31, 1996 and 1995, thus no reserve was required.

    Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. Such mortgage loans have been sold without recourse. The unpaid principal balances of these loans, including loans acquired from the acquisition of Midwest, were $214,000,000, $269,000,000 and $151,000,000 at December 31, 1996, 1995 and 1994, respectively.

    Custodial balances maintained in connection with the foregoing loan servicing were $1,064,650, $1,055,337 and $1,214,313 at December 31, 1996,
    1995 and 1994, respectively.

                   UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1996


4. Secondary mortgage market operations (continued)

    Following is an analysis of the change in the asset balance of mortgage servicing rights:


    Balance, January 1, 1994                       1,731,340
    Additions                                         65,110
    Amortization                                    (170,561)
                                                  ----------
    Balance, December 31, 1994                     1,625,889
    Additions                                        534,112
    Additions from acquisition of Midwest            906,598
    Amortization                                    (129,896)
                                                  ----------
    Balance, December 31, 1995                    $2,936,703
                                                  ----------
    Additions                                        616,436
    Bulk sale of servicing                          (960,112)
    Amortization                                    (280,591)
                                                  ----------
    Balance, December 31, 1996                    $2,312,436
                                                  ----------



    There was no valuation allowance necessary at December 31, 1996, 1995 or 1994. The estimated fair value of mortgage servicing rights at December 31, 1996 was $2,466,000. Additions to mortgage servicing rights in 1996 consisted of purchased rights of $319,715 and originated rights capitalized under FAS 122 (Note 1) of $296,721.

5.  Loans


    Major classifications of loans are as follows as of December 31, 1996 and 1995:

                                       1996            1995
                                       ----            ----
    Commercial                     $ 7,568,996       $3,320,270
    Real estate - mortgage           8,755,737        5,027,952
    Real estate - construction         826,028                -
    Installment                      3,815,529          922,481
                                   -----------       ----------
                                    20,966,290        9,270,703
    Allowance for loan losses         (297,783)        (317,185)
                                   -----------       ----------
    Net loans                      $20,668,507       $8,953,518
                                   ===========       ==========


    Changes in the allowance for loan losses were as follows:


                                                1996                  1995                  1994
                                           ---------              --------             ---------
Balance at beginning of period             $ 317,185              $362,559             $ 292,290
Provision charged to
  operating expense                          190,500                16,800               210,000
Recoveries                                    14,757                45,617                84,549
Provision sold with loans                          -                     -              (125,457)
Charge-offs                                 (224,659)             (107,791)             ( 98,823)
                                           ---------              --------             ---------

Balance, end of year                       $ 297,783              $317,185               362,559
                                           =========              ========             =========

                   UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1996


5.  Loans (continued)

    The Bank had a Michigan Strategic Fund reserve balance of $5,598 and $5,212 available at December 31, 1996 and 1995, respectively, to offset loan losses on a group of commercial loans amounting to $564,000 at December 31, 1996 and 1995. Accordingly, the Corporation does not include in its allowance for loan loss determination the level of loss associated with the reserve balance. The Michigan Strategic Fund (the "MSF") is a State of Michigan sponsored program. Under the terms of the program, the Bank can assign, at the Bank's sole discretion, business loans to be covered by MSF guarantees. The funds which are paid to the Bank by the MSF are held at the Bank in a segregated account to offset such loan losses. If there are no losses and the loans are all liquidated, the MSF would retain ownership of the funds in the segregated account.

    Past due and non accrual loans are as follows:


                                                     At December 31,
                                                  1996             1995
                                              --------          -------
    Past due loans
        90 days and more and still accruing:

          Real estate                         $226,144         $ 52,401
          Installment loans                     34,096           34,400
          Commercial loans                      29,479            9,557
                                              --------         --------

                                              $289,719         $ 96,358
                                              ========         ========
    Non accrual loans:

          Real estate                         $336,468         $ 85,666
          Installment loans                      1,968                -
          Commercial loans                     125,761          326,312
                                              --------         --------

                                              $464,197         $411,978
                                              ========         ========


    If the non-accrual loans had performed in accordance with their original terms, additional interest income would have been recorded for the years ended December 31, 1996, 1995 and 1994 of $37,866, $4,480 and $6,994,
    respectively.

    Not included in past due loans 90 days and more and still accruing and non accrual loans at December 31, 1996 and 1995 were loans to other borrowers on management's watch list of $93,008 and $358,400, respectively. As of December 31, 1996 and 1995 the Bank had no loans which would be considered troubled debt restructurings.

                   UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1996


5. Loans (continued)

   Information regarding impaired loans for the years ended December 31, is as follows:

                                                       1996            1995
                                                     ------          ------

   Average investment in impaired loans             $227,345       $328,731
   Interest income recognized on impaired
      loans substantially all of which was
      recognized on cash basis                      $  1,097       $ 44,104


   Information regarding impaired loans at year-end is as follows:


                                                           At December 31,
                                                        1996           1995
                                                      ------         ------
   Balance of impaired loans                        $220,671       $403,599
   Less portion for which no allowance
     for loan losses is allocated                  ($      -)     ($163,555)
                                                   ---------      ---------

   Portion of impaired loan balance for
     which an allowance for credit losses
     is allocated                                   $220,671       $240,044
                                                   =========      =========

   Portion of allowance for loan losses
     allocated to the impaired loan balance         $ 39,539       $ 91,973


6. Loans to related parties

    Related parties include executive officers, directors and significant shareholders, and their affiliates. A summary of this loan activity of related parties is as follows:


    Balance, December 31, 1995               $     5,000

      Additional loans made during the year    2,569,184
      Principal payments made during
        the year                              (2,127,430)
                                             -----------

    Balance, December 31, 1996               $   446,754
                                             ===========


7. Premises and equipment

    Premises and equipment classifications at December 31, 1996 and 1995 are summarized as follows:

                                                 1996        1995
                                              ----------  -----------

          Land                                $  157,575  $   281,306
          Buildings and improvements           1,185,283      730,580
          Furniture, fixtures, and equipment   1,341,455      675,795
                                              ----------  -----------

                                               2,684,313    1,687,681
          Less accumulated depreciation          729,019      327,398
                                              ----------  -----------

                   UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1996



    Net                                 $1,955,294  $1,360,283
                                        ==========  ==========


7.  Premises and equipment (continued)

    Depreciation expense amounted to $279,807, $82,725 and $112,375 for the years ended December 31, 1996, 1995 and 1994, respectively.

    The Corporation and Bank lease space for their main office in Sault Ste Marie, Michigan for $965 per month on a month-to-month basis. Varsity Funding and Varsity Mortgage lease space for their office for $55,599 per year, and Midwest leases its space for a nominal amount from the city of Houghton. Total rental expense for the operating leases was $74,831 in 1996, $17,522 in 1995, and $51,503 in 1994 (including two branch offices sold in December 1994). As of December 31, 1996, the Corporation and the Bank had no minimum rental commitments under noncancelable operating leases. Varsity had an annual minimum rent as of December 31, 1996 of $55,599, with a total minimum amount of future rent payable over the next two years of $154,954.

    The Bank remains contingently liable in the event that the purchaser of one of its branch locations in Sault Ste. Marie does not meet its future obligations to the lessor. As of December 31, 1996 management believes that the purchaser was in compliance with these lease terms. The annual base rent for such branch is currently $32,000, and the future minimum rent due is $218,000.

    In May 1995, the Bank purchased a building in Ann Arbor, Michigan. The Bank leased 58% of the building to the University of Michigan effective October 1, 1995. The lease calls for minimum payments of $68,000 (adjusted annually for inflation) plus the pro rata share of the building's expenses. The initial term of the lease is three years.

8. Time deposits

    Time deposit liabilities issued in denominations of $100,000 or more at December 31, 1996 and 1995, were $20,857,605 and $200,000 respectively.

    At year-end 1996, stated maturities of time deposits were:


                                  1997  $25,939,762
                                  1998    2,416,723
                                  1999      352,465
                                  2000      345,000
                                  2001      371,834
                            thereafter      103,266
                                        -----------
                                        $29,529,050
                                        ===========


    At December 31, 1996 and 1995, the Bank had issued through brokers $15,401,000 and $16,240,000 in time deposits with a maturity of 1-60 months and 6-60 months, respectively.

    Related party deposits totalled $1,189,507 and $259,406 at year-end 1996 and 1995.


9. Stock options

                   UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1996


    Director Stock Options

    In 1993, the Board of Directors approved the grant of options to purchase 10,000 shares of common stock to each of the four non-executive directors, in lieu of compensation. The exercise price of options granted was set at $3.125 per share, which was the then current bid price per share as reported by the NASDAQ Stock Market. The options are immediately exercisable and expire July 19, 2003. All 40,000 options originally granted remain outstanding under this plan at December 31, 1996.

    1995 Stock Plan

    In 1995, the Corporation adopted a stock option and stock award plan (the 1995 Stock Plan), which provides for the grant of incentive stock options, as defined in Section 422(b) of the Internal Revenue Code of 1986, as amended, as well as the grant of non-qualified stock options and other stock awards. The plan provides for the grant to officers, directors and key employees of the Corporation, and independent contractors providing services to the Corporation, of options to purchase and other awards for a maximum of 350,000 shares of common stock. The exercise price of options granted under the plan shall be as determined by the Board of Directors, or a compensation committee thereof. Options shall expire on the date specified by the Board of Directors or such committee, but not more than 10 years from the date of grant (or five years from the date of grant for incentive stock options if the grantee owned 10% of the Corporation's voting stock at the date of grant). Unless amended, the 1995 Stock Plan will terminate on November 15, 2005.

                   UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1996


9. Stock options (continued)

    The following table summarizes the activity relating to options to purchase the Corporation's common stock:

                                                                 Weighted
                                                                 Average
                                                    Number of    Exercise Price
                                                     Options     Per Share
                                                    ---------    --------------
    Outstanding at December 31,
      1995 and 1994                                   40,000          $3.125

    Granted - 1996 ($1.14 Fair Value)                282,541          $4.670
    Exercised - 1996                                  (4,541)         $5.530
    Forfeited - 1996                                 (17,500)         $5.000
                                                     -------          ------

    Outstanding at December 31,
      1996                                           300,500          $ 4.43
                                                     =======          ======

    At December 31, 1996:
    Number of options immediately exercisable                        200,500
    Weighted average exercise price of immediately
      exercisable options                                              $4.30
    Range of exercise price of options outstanding                $3.13 - $5
    Weighted-average remaining life of
       options outstanding                                         4.6 years


    SFAS No. 123, which became effective for 1996, requires pro forma disclosures for companies that do not adopt its fair value accounting method for stock-based employee compensation. Accordingly, the following pro forma information presents net income and earnings per share had the Standard's fair value method been used to measure compensation cost for stock options granted in 1996. Compensation cost recognized for stock options under APB No. 25 was $0 for 1996 and 1995, because options were granted at exercise prices equal to the underlying stock prices at date of grant.

                                                        1996
                                                        ----
    Net income (loss) as reported                  $(536,758)
    Pro forma net income (loss)                     (674,873)
    Earnings per share as reported                 $    (.43)
    Pro forma earnings per share                   $    (.54)


    In future years, the pro forma effect of not applying this standard may increase as additional options are granted. Stock option plans are used to reward employees and provide them with an additional equity interest. Options are typically issued for 5 year periods, with vesting occurring evenly over the first five years. At year-end 1996, 84,959 shares were authorized for future grants.

    The fair value of options granted during 1996 is estimated using the following weighted-average information: risk-free interest rate of 6%, expected life of 3.1 years, expected volatility of stock price of 14%, and no expected dividends.

                   UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1996


10. Employee stock ownership plan

    The employees allocation of ESOP assets is based on their current compensation, after 1 year of service and upon reaching the age of twenty one. The annual contribution to the ESOP is at the discretion of the Corporation. The assets of the ESOP are held in trust and were valued at approximately $261,407 and $218,206 as of December 31, 1996 and 1995, respectively. The assets of the plan are comprised entirely of shares of the Corporation, 35,445 and 39,228 shares at December 31, 1996 and 1995, respectively, all of which were fully allocated at December 31, 1996. Upon retirement from the plan, participants have distributed to them their allocated shares of the Corporation's stock. The Corporation made an additional contribution to the plan for the years ended December 31, 1996, 1995 and 1994 of 2,700, 10,000 and 7,147 shares of common stock with an approximate fair market value at the time of the contribution of $15,056, $35,000 and $25,008, respectively.

11. Minority Interest

    The Bank acquired an 80% ownership interest in the common stock of Midwest Loan Services in December 1995, with the remaining 20% owned by the employees of Midwest. The acquisition was accounted for as a purchase with no goodwill recorded. At December 31, 1996 and 1995, total common shareholders' equity of Midwest was $1,007,135 and $1,005,671, resulting in a $201,427 and $201,135 minority interest reflected on the Company's consolidated balance sheet, respectively. The results of Midwest's operations are included in the Company's consolidated statement of income since the date acquired.

    In connection with the acquisition, 48,000 shares of common stock of the Company were given as part consideration by the Bank, subject to repurchase by the Company at the holders' request at $5.00 per share in October 1996. Of the 48,000 shares, the BIDCO received 23,000 shares, in exchange for its ownership interest in Midwest. The remaining 25,000 shares were repurchased by the Company October 1, 1996.

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

                   UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1996


12. Commitments and contingencies (continued)

    The following is a summary of commitments as of December 31, 1996 and 1995:


                                                    1996               1995
                                                    ----               ----
    Commitments to buy loans                 $14,531,000         $3,037,000
    Standby letters of credit                          -                  -
    Unused lines of credit                     3,578,309            729,000
    Commitments to sell loans                $22,000,000         $6,311,000
    Foreign exchange contracts               Can$800,000        Can$700,000


    The Bank had loans held for sale of $30,534,574 and commitments to purchase loans of $14,531,000 at December 31, 1996. The Bank is also a party to commitments to sell loan pool securities ($22,000,000 at December 31, 1996 with fixed interest rates between 7.50% and 8.50%) to hedge the interest rate risk of its loans held for sale and purchase commitments.

    All unused lines of credit were at variable interest rates.

    The Bank is also a party to foreign exchange financial instruments with off-balance sheet risk for internal hedging of exchange rate risk. At December 31, 1996, the Bank had commitments to deliver $800,000 of Canadian denominated dollars in March of 1997.

13. Related party transactions

    The Company's Chairman and President also serve as officers and directors of BIDCO. As such, Chairman and President are actively involved in BIDCO operations, including investment activity and estimation of the fair value of investments. In addition, in the ordinary course of business the BIDCO has invested in several limited liability companies (LLCs), and the Chairman and President have also personally invested in certain of the same LLCs.

    In connection with the Arbor Street's investment of $1,000,000 in federal low income housing tax credits through a partnership, the Bank was not permitted by regulation to guarantee a $950,000 loan from the Michigan Housing Development Authority to Arbor Street. Such loan was instead personally guaranteed by the Chairman of the Company, and common stock of the Company held by a trust for the benefit of the President of the Company was pledged as additional security for the loan. In exchange, the Chairman and President of the Company were each granted a 1% membership interest in Arbor Street and the Bank's ownership reduced to 98%.

    See Notes 6 & 8 for a summary of loans to and deposits from related parties.

                   UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1996


14. Income taxes

    The provision for federal income taxes is composed of the following amounts:


                                       1996            1995           1994
                                  ---------       ---------       --------

    Current expense (benefit)     $(329,533)      $(186,520)      $775,262
    Deferred expense (benefit)     ( 29,225)         79,571          5,589
                                  ---------       ---------       --------

    Total year                    $(358,758)      $(106,949)      $769,673
                                  =========       =========       ========


    The net deferred tax asset at December 31, 1996 and 1995 is comprised of the following:

                                              1996        1995
                                        ----------  ----------

    Loans available for sale            $        -  $   15,133
    Core deposit intangible                  1,109       3,554
    Allowance for loan losses               53,646      60,243
    Temporary differences from LLCs         56,085           -
    Nonaccrual loan interest income         12,876       3,381
    Capital loss                             8,611           -
    Unrealized loss
     on investments available for sale       2,659           -
    Other                                    9,905         457
                                        ----------  ----------
    Deferred tax assets                 $  144,891  $   82,768
                                        ==========  ==========
    Unrealized gain
     on investments available for sale           -    ( 73,181)
    Servicing rights                       (64,452)   ( 36,820)
    Other                                 (  6,413)   (  3,806)
                                        ----------  ----------
    Deferred tax liabilities            $ ( 70,865) $ (113,807)
                                        ==========  ==========
    Net Deferred Tax Asset (Liability)  $   74,026  $ ( 31,039)
                                        ==========  ==========


    No allowance for deferred tax assets is considered necessary at December 31, 1996 and 1995.

    The difference between the financial statement tax expense and amounts computed by applying the statutory federal tax rate of 34% to pretax income is reconciled as follows:


                                         1996        1995       1994
                                   ----------  ----------  ---------
    Statutory rate applied to
     income before taxes           $(304,475)  $(136,655)   $887,595
    Add (Deduct)
      Effect of tax exempt
        interest                           -    (  1,178)   ( 14,701)
      Undistributed earnings of
        unconsolidated subsidiary    (17,102)   ( 32,287)   ( 59,480)
      Other                          (37,181)     63,171    ( 43,741)
                                   ---------   ---------    --------
    Current year provision
     (benefit) for income tax      $(358,758)  $(106,949)   $769,673
                                   =========   =========    ========


    Earnings of unconsolidated subsidiary are expected to ultimately be realized through dividends.

                   UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1996


15. Short-Term Borrowings

    The Corporation has a note payable to North Country Bank & Trust (NCB&T) secured by the stock of the Bank with a balance of $962,500 and $1,000,000 at December 31, 1996 and 1995. The note has a maturity date of November 1, 1997. Interest is payable quarterly at the prime rate of FNB&T plus .50 percent.

    Dividends by the Bank to the holding company in excess of the prior year's annual net income are not permitted without prior permission from FNB&T under the terms of the Corporation's credit facility (Note 17).

    At year-end 1996, the Bank has a short-term borrowing of $11,978,766 from FNMA. The advance was due the following business day, carried a rate of 6.85%, and was collateralized by mortgage loans held for sale with a current market value of $12,223,231, which were committed to be sold to FNMA the following business day. The obligation under each contract was fulfilled without loss.

    The Bank from time to time enters into agreements to sell securities with an agreement to repurchase the securities at a later date. Such agreements generally mature within one to seven days from the transaction date. Mortgage-backed securities were pledged as collateral towards the repurchase agreements. No repurchase agreements were outstanding at December 31, 1996 or 1995.

    Information concerning securities sold under agreements to repurchase is summarized as follows:


                                                            1995
                                                            ----
    Average balance during the year                   $1,335,277

    Average interest rate during the year                   6.70%

    Maximum month-end balance during the year         $3,426,000
    Year-end balance                                  $1,000,000


16. Federal Home Loan Bank advances

    Advances from the Federal Home Loan Bank (the FHLB) at December 31, 1996 consisted of:


    Interest Rate                     Maturity         Advance
    --------------------------------  --------------  -----------
    6.15% Fixed rate advance          Sept. 24, 1997   $2,500,000
    5.50% Adjustable rate advance
            (FHLB Overnight Discount
             Rate plus 0.30%)         May 5, 1997      $3,500,000
                                                       ----------
          Total advances                               $6,000,000
                                                       ==========

                   UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1996


16. Federal Home Loan Bank advances (continued)

    The advances are secured by the pledge of specific mortgage loans held for investment with unpaid principal balances of $3,213,845 and available-for-sale securities with a balance of $6,356,433. Interest is payable in monthly installments through maturity. With payment of a penalty, prepayments of advances up to 10% of the principal balance will be accepted by the FHLB if the Bank's notifies the FHLB of its intention to prepay.

    Advances from the FHLB at December 31, 1995 consisted of the following:


    Interest Rate                     Maturity         Advance
    --------------------------------  --------------  -----------
    5.83% Fixed rate advance          June 20, 1996    $3,000,000
    5.85% Fixed rate advance          Oct. 4, 1996     $4,500,000
    5.62% Adjustable rate advance
            (3 month LIBOR rate less
             6 basis points)          Sept. 24, 1996   $2,500,000
                                                      -----------

          Total advances                              $10,000,000
                                                      ===========


17. Dividend restrictions

    Federal and state banking laws and regulations place certain restrictions on the amount of dividends and loans a bank can pay to its parent company. Under the most restrictive dividend limitations, as described in Note 15, the Bank may not pay dividends to the parent company without prior approval from a note holder. Should the Bank receive such approval, it could pay dividends to the parent company equal to $495,508 in 1997 (before considering 1997 net income or loss and any changes in risk-based assets).

                   UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1996


18.  University Bancorp (Parent Company Only) Condensed Financial Information

     Summarized financial information for University Bancorp, Inc. for 1996 and 1995 is presented below:

                            CONDENSED BALANCE SHEETS

                                                        December 31,
                    ASSETS                          1996        1995
                    ------                       ----------  ----------
         Cash in bank                            $   41,113  $  239,868
         Securities available for sale              114,070     160,282
         Investment in Michigan BIDCO               202,702     203,500
         Investment in subsidiary bank            4,529,502   5,023,367
         Other assets                               216,950      78,175
                                                 ----------  ----------
             Total assets                        $5,104,337  $5,705,192
                                                 ==========  ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

         Note payable                               962,500   1,000,000
         Accounts payable and other liabilities     229,068      54,294
                                                 ----------  ----------
         Total liabilities                        1,191,568   1,054,294
         Stockholders' equity                     3,912,769   4,650,898
                                                 ----------  ----------
         Total liabilities and
           stockholders' equity                  $5,104,337  $5,705,192
                                                 ==========  ==========


                         CONDENSED STATEMENTS OF INCOME


                                            1996           1995          1994
                                       ---------      ---------     ---------
         Income:
          Dividends from subsidiary            -      1,350,000     1,584,000
          Other                           83,505        102,182        21,193
                                       ---------     ----------    ----------
            Total income                  83,505      1,452,182     1,605,193
         Expense:
          Interest                        85,867         81,181       181,510
          Other                          122,468         99,066       369,669
                                       ---------     ----------    ----------
            Total expense                208,335        180,247       551,179

           Income (loss) before
            federal income taxes
            (benefit) and equity in
            undistributed net income
            (loss) of subsidiaries      (124,830)     1,271,935     2,156,372
         Federal income taxes
          (benefit)                     ( 35,000)      (  9,630)     (213,819)
                                       ---------     ----------    ----------
           Income (loss) before
            equity in
            undistributed net
            income of subsidiaries      ( 89,830)     1,281,565     2,370,191
         Equity in undistributed
           net income (loss) of
           subsidiaries                 (446,928)    (1,576,541)     (529,190)
            Net income (loss)          $(536,758)   $  (294,976)   $1,841,001
                                       =========    ===========    ==========

                   UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


 UNIVERSITY BANCORP, INC. (The Parent)

 Condensed Statement of Cash Flows


                                                                          1996                1995             1994
 Reconciliation of net income (loss)
   to net cash used in
   operating activities:
    Net income (loss)                                               $ (536,758)       $   (294,976)    $  1,841,001
    Depreciation                                                         1,743               3,001            3,002
    Amortization                                                            78                   -          122,060
    Contribution to ESOP                                                15,056              35,000           25,008
    Loss (gain) on sale of investments                                 (44,598)            (46,243)         (13,456)
    Decrease (increase) in receivable
       from affiliate                                                        -             973,211         (973,211)
    Decrease (increase) in Other Assets                               (140,519)            (55,839)          31,372
    Increase (decrease) in interest payable                            (14,196)            (54,319)          19,068
    Increase (decrease) in Other Liabilities                           206,192            (704,202)         679,708
    Subsidiary net Income (Loss)                                       446,928             226,542       (2,157,168)
                                                                    ----------        ------------     ------------
      Net cash provided by (used in)
       operating activities                                            (66,074)             82,175         (422,616)
                                                                    ----------        ------------     ------------

Cash flow from investing activities:
  Subsidiary dividends received                                              -           1,350,000        1,564,800
  Contributions of capital to subsidiary                               (66,750)           (920,000)               -
  Purchase of available for sale securities                            (97,442)           (236,418)         (14,000)
  Proceeds from sale of available for sale securities                  138,216             253,268           14,000
  Advances to Michigan BIDCO                                                 -            (203,500)               -
                                                                    ----------        ------------     ------------
      Net cash provided by (used in)
       investing activities:                                           (25,976)            243,350        1,564,800
                                                                    ----------        ------------     ------------

Cash flow from financing activities:
  Proceeds from bank financing
  Principal payment on notes payable                                   (37,500)                  -       (1,294,000)
  Proceeds from sale of common stock                                    91,870                   -          100,000
  Purchase of treasury stock                                          (161,075)           (139,808)               -
                                                                    ----------        ------------     ------------
      Net cash provided by (used in)
       financing activities:                                          (106,705)           (139,808)      (1,194,000)
                                                                    ----------        ------------     ------------
    Net changes in cash and cash equivalents                          (198,755)            185,717          (51,816)

Cash:
  Beginning of year                                                    239,868              54,151          105,967
                                                                    ----------        ------------     ------------

  End of year                                                       $   41,113        $    239,868     $     54,151
                                                                    ==========        ============     ============

Supplemental disclosure of cash flow information:
Cash paid during the year for:
  Interest Expense                                                  $  100,062        $    135,500     $    162,442
  Income tax                                                        $        -        $    740,108     $     18,750

                   UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1996


19. Regulatory matters

    The Bank is subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors, and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

    The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The minimum requirements are:


                                Capital to risk-
                                weighted assets         Tier 1 capital
                               Total       Tier 1      to average assets
                               --------  --------      -----------------
       Well capitalized            10%      6%                 5%
       Adequately capitalized       8%      4%                 4%
       Undercapitalized             6%      3%                 3%


    At year end, consolidated actual capital levels (in millions) and minimum required levels were:

                                                                                          Minimum Required
                                                                                          To Be
                                                                                          Adequately
                                                                  Minimum Required        Capitalized
                                                                  For Capital             Under Prompt Corrective
                                                   Actual         Adequacy Purposes       Action Regulations
                                                   ------         ----------------------  --------------------------
                                                   Amount  Ratio  Amount       Ratio      Amount        Ratio
                                                   ------  -----  -----------  ---------  ------------  ------------
1996
----
Total capital (to risk weighted assets)             $4.7    9.4%   $4.0         8.0%       $4.0          8.0%
Bank Tier 1 capital (to risk weighted assets)       $4.4    8.8%   $2.0         4.0%       $2.0          4.0%
Bank Tier 1 capital (to average assets)             $4.4    6.0%   $2.9         4.0%       $2.9          4.0%
Bank

1995
----
Total capital (to risk weighted assets)             $5.5    25.7%  $1.7         8.0%       $1.7          8.0%
Bank Tier 1 capital (to risk weighted assets)       $5.1    23.6%  $0.9         4.0%       $0.9          4.0%
Bank Tier 1 capital (to average assets)             $5.1    14.5%  $1.4         4.0%       $1.4          4.0%
Bank


                   UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1996


19. Regulatory matters (continued)

    The Bank at year-end 1996 was categorized as adequately capitalized.


20. Fair Value of Financial Instruments

    The following methods and assumptions were used to estimate fair values for financial instruments. The carrying amount is considered to estimate fair value for cash and short-term instruments, demand deposits, short-term borrowings, accrued interest, and variable rate loans or deposits that reprice frequently and fully. Securities fair values are based on quoted market prices or, if no quotes are available, on the rate and term of the security and on information about the issuer. For fixed rate loans or deposits and for variable rate loan or deposits with infrequent repricing or repricing limits, the fair value is estimated by the discounted cash flow analysis using current market rates for the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable. Fair value of loans held for sale is based on market estimates. Fair value of mortgage servicing rights are estimated using discounted cash flows based on current market interest rates net of estimated costs of servicing loans. The fair value of debt is based on currently available rates for similar financing. The fair value of off-balance sheet items is based on the fees or cost that would normally be charged to enter into or terminate such agreements.

                   UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1996


20. Fair Value of Financial Instruments (continued)

    The carrying amounts and fair values of the Company's financial instruments were as follows (in $000s):

                                                       December 31, 1996
                                              ---------------------------------
                                                Carrying                 Fair
                                                 Amount                  Value
                                              -------------             -------
  Financial Assets
  --------------------
  Cash and short term investments                  $12,551             $12,551
  Securities Available for sale                      7,347               7,347
  Loans held for sale                               30,535              30,865
  Loans, net                                        20,669              21,702
  Mortgage servicing rights                          2,312               2,466
  Accrued interest receivable                          302                 302

  Financial Liabilities
  ------------------------------------------
  Deposits                                          53,106              53,222
  FHLB advances                                      6,000               6,005
  Mortgage escrow                                    1,065               1,065
  Short term borrowings                             12,941              12,941
  Accrued interest payable                             356                 356

  Unrecognized financial instruments
  ------------------------------------------
  The fair value of commitments to extend
    credit, futures contracts to deliver
    Canadian currency and the fair value
    of letters of credit are considered
    immaterial.                                          -                   -

                                                      December 31, 1995
                                              ---------------------------------
                                                Carrying                 Fair
                                                 Amount                  Value
                                              -------------             -------
  Financial Assets
  --------------------
  Cash and short term investments                 $ 1,938              $ 1,938
  Securities Available for sale                    13,091               13,091
  Loans held for sale                               7,983                7,983
  Loans, net                                        8,959                9,455
  Mortgage servicing rights                         2,937                3,219
  Accrued interest receivable                         206                  206

  Financial Liabilities
  ------------------------------------------
  Deposits                                         20,745               20,849
  FHLB advances                                    10,000               10,017
  Mortgage escrow                                   1,055                1,055
  Short term borrowings                             1,000                1,000
  Accrued interest payable                            198                  198

  Unrecognized financial instruments
  ------------------------------------------
  The fair value of commitments to extend
    credit, futures contracts to deliver
    Canadian currency and the fair value
    of letters of credit are considered
    immaterial.                                         -                    -


PART III.

ITEM 10. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference herein from the portions of the Company's Proxy Statement for its 1997 Annual Meeting (the "Proxy Statement") to be under the captions:

     Election of Directors
     Executive Officers
     Section 16(a) Beneficial Ownership Reporting Compliance

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

     Certain Relationships and Related Transactions

PART IV.

ITEM 14. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORT ON FORM 8-K

     (a) (1) Index of Financial Statements: The following financial statements are filed as part of this Report:

     Audited consolidated balance sheets as of December 31, 1996 and December 31, 1995, and consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 1996, 1995 and 1994, of the Company.

     (b) Reports on Form 8-K.  None.

(c) Exhibits:

     (3) Certificate of Incorporation and By-laws:

     3.1 Composite Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (the "June 30, 1996 10-Q")).

     3.2 Composite By-laws of the Company (incorporated by reference to Exhibit
3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 (the "1989 10-K")).

     (10) Material Contracts.

     10.1 Promissory Note dated November 21, 1996 issued to North Country Bank & Trust.

     10.2 University Bancorp, Inc. Employee Stock Ownership Plan (the "ESOP"), as amended November 27, 1990 (incorporated by reference to Exhibit 10.2 to the 1990 10-K). *

     10.2.1 Amendment to the ESOP, effective as of December 31, 1991 (incorporated by reference to Exhibit 10.2.A to the 1991 10-K). *

     10.3 University Bank 401(k) Profit Sharing Plan, adopted August 1, 1996, effective as of January 1, 1996. *

     10.4 Letter regarding grant of options to outside directors, dated as of July 20, 1993 (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (the "1993 10-K")). *

     10.5 1995 Stock Plan of the Company (incorporated by reference to Exhibit A to the definitive Proxy Statement of the Company for 1996 Annual Meeting of Stockholders (the "1996 Proxy")). *

     10.5.1 Form of Stock Option Agreement related to the 1995 Stock Plan (incorporated by reference to Exhibit 10.7.1 to the Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 10-K")). *

     10.6 Letter, dated December 1, 1989, from Federal Reserve Bank of Minneapolis (incorporated by reference to Exhibit 10.9 to the 1989 10-K).

     10.7 Lease Agreement (the "Cascade Lease Agreement") between RG Properties, Inc., as agent for Sault Associates, a Michigan Limited Partnership, and University Bank, dated September 30, 1992 (incorporated by reference to exhibit 10.9 to the 1992 10-K).

     10.7.1 First Amendment to the Cascade Lease Agreement, dated January 5, 1993 (incorporated by reference exhibit 10.9.1 to the 1992 10-K).

     10.8 Federal Income Tax Allocation Agreement Between Newberry State Bank and Newberry Holding Inc. dated March 21, 1992 (incorporated by reference to
Exhibit 10.11 to the 1991 10-K).

     10.8.1 Federal Income Tax Allocation Agreement Between Newberry Holding Inc. and University Bancorp, Inc. dated May 21, 1991 (incorporated by reference to Exhibit 10.11.1 to the 1991 10-K).

     10.9 Purchase and Assumption Agreement Between First Northern Bank & Trust and University Bank dated May 5, 1994 (incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended March 31,
1994).

     10.10.1 First Amendment dated July 1, 1994 to Purchase and Assumption Agreement Between First Northern Bank & Trust and University Bank dated May 5, 1994 (incorporated by reference to Exhibit 10.12.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (the "1994 10-K")).

     10.10.2 Second Amendment dated February 3, 1995 to Purchase and Assumption Agreement Between First Northern Bank & Trust and University Bank dated May 5, 1994 (incorporated by reference to Exhibit 10.12.2 to the 1994 10-K).

     10.10.3 Order of the Commissioner of the Michigan Financial Institutions Bureau Approving the Relocation of the Bank's Main Office from Newberry to Sault Ste. Marie, Michigan, containing certain post-closing conditions (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1994).

     10.10.4 Noncompetition Agreement Between First Northern Bank & Trust and University Bank dated December 3, 1994 (incorporated by reference to Exhibit
10.12.4 to the 1994 10-K).

     10.10.5 Mortgage Origination Agreement Between First Northern Bank & Trust and University Bank dated December 3, 1994 (incorporated by reference to
Exhibit 10.12.5 to the 1994 10-K).

     10.10.6 Branch Services Agreement Between First Northern Bank & Trust and University Bank dated December 5, 1994 (incorporated by reference to Exhibit
10.12.6 to the 1994 10-K).

     10.11 Employment Agreement, between Mark Ouimet and University Bank and Newberry Bancorp, Inc., as amended (incorporated by reference to Exhibit 10.13 to the 1995 10-K). *

     10.11.1 Stock Option Agreement, dated as of December 15, 1995, between Mark Ouimet and Newberry Bancorp, Inc. (incorporated by reference to Exhibit
10.13.1 to the 1995 10-K). *

     10.12 Net Branch Agreement, dated September 15, 1995, establishing Varsity Funding Services, L.L.C. among University Bank, Jess Monticello and William
Cook (incorporated by reference to Exhibit 10.16 of the 3rd Quarter 1995 10-Q).*

     10.13 Net Branch Agreement, dated January 12, 1996, establishing Varsity Mortgage, L.L.C. among University Bank, Jess Monticello, William Cook and Marianne Opt Thompson (incorporated by reference to Exhibit 10.15 of the 1995 10-K). *

     10.14 Purchase and Sale Agreement, dated November 1, 1995, concerning Common Stock of Midwest Loan Services, Inc., among its shareholders and University Bank and Newberry Bancorp, Inc (incorporated by reference to Exhibit
10.16 of the 1995 10-K).

* Each of the exhibits noted by an "*" is a management compensatory plan or arrangement.

     (21) Subsidiaries of Registrant:  List of subsidiaries filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 UNIVERSITY BANCORP, INC.


                                 By:  /s/Thomas J. Vandermus
                                     -----------------------
                                     Thomas J. Vandermus,
                                     Chief Financial Officer



                                 Date: March 30, 1997
                                       -----------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature                             Title               Date
------------------------         ------------------------  --------------

/s/Stephen Lange Ranzini         Director, President,      March 30, 1997
------------------------         Chief Executive Officer,
Stephen Lange Ranzini

/s/Thomas J. Vandermus           Director, President,      March 30, 1997
------------------------         Chief Financial Officer,
Thomas J. Vandermus

/s/Joseph L. Ranzini             Director, Secretary,      March 30, 1997
--------------------------       Chairman
Joseph L. Ranzini

/s/Keith Brenner                 Director                  March 30, 1997
------------------------
Keith E. Brenner

/s/Robert Goldthorpe             Director                  March 30, 1997
------------------------
Robert Goldthorpe

/s/Mark Ouimet                   Director                  March 30, 1997
------------------------
Mark Ouimet

/s/Dr. Joseph L. Ranzini         Director                  March 30, 1997
------------------------
Dr. Joseph Lange Ranzini

/s/Mildred Lange Ranzini         Director                  March 30, 1997
------------------------
Mildred Lange Ranzini

/s/Paul Lange Ranzini            Director                  March 30, 1997
------------------------
Paul Lange Ranzini

/s/Michael Talley                Director                  March 30, 1997
------------------------
Michael Talley

                               Index of Exhibits


                                                                  Sequentially
Exhibit No. and Description                                       Numbered Page
---------------------------                                       -------------

(3)     Certificate of Incorporation and By-laws:

3.1 Composite Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (the "June 30, 1996 10-Q")).

3.2 Composite By-laws of the Company (incorporated by reference to Exhibit 3.2 to the 1989 10-K).

(10)    Material Contracts.

10.1    Promissory Note dated November 21, 1996 issued to North
        Country Bank & Trust.                                           90

10.2    University Bancorp, Inc. Employee Stock Ownership Plan
        (the "ESOP"), as amended November 27, 1990 (incorporated by reference to Exhibit 10.2 to the 1990 10-K).

10.2.1  Amendment to the ESOP, effective as of December 31, 1991
        (incorporated by reference to Exhibit 10.2.A to the 1991
        10-K.

10.3    University Bank 401(k) Profit Sharing Plan, adopted August
        1, 1996, effective as of January 1, 1996.                       96

10.4 Letter regarding grant of options to outside directors, dated as of July 20, 1993 (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (the "1993 10-K")).

10.5 1995 Stock Plan of the Company (incorporated by reference to Exhibit A to the definitive Proxy Statement of the Company for the 1996 Annual Meeting of Stockholders (the
        "1996 Proxy").

10.5.1  Form of Stock Option Agreement related to the 1995 Stock
        Plan (incorporated by reference to Exhibit 10.7.1 to the 1995 10-K).

10.6 Letter, dated December 1, 1989, from Federal Reserve Bank of Minneapolis (incorporated by reference to Exhibit 10.9 to the 1989 10-K).

10.7 Lease Agreement (the "Cascade Lease Agreement") between RG Properties, Inc., as agent for Sault Associates, a Michigan Limited Partnership, and University Bank, dated September 30, 1992 (incorporated by reference to exhibit 10.9 to the 1992 10-K).

10.7.1   First Amendment to the Cascade Lease Agreement, dated
         January 5, 1993 (incorporated by reference exhibit 10.9.1 to the 1992 10-K).

10.8     Federal Income Tax Allocation Agreement Between Newberry
         State Bank and Newberry Holding Inc. dated March 21, 1992 (incorporated by reference to Exhibit 10.11 to the 1991
         10-K).

10.8.1   Federal Income Tax Allocation Agreement Between Newberry
         Holding Inc. and University Bancorp, Inc. dated May 21,
         1991 (incorporated by reference to Exhibit 10.11.1 to the 1991 10-K).

10.9     Purchase and Assumption Agreement Between First Northern
         Bank & Trust and University Bank dated May 5, 1994
         (incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1994).

10.10.1 First Amendment dated July 1, 1994 to Purchase and Assumption Agreement Between First Northern Bank & Trust and University Bank dated May 5, 1994 (incorporated by reference to Exhibit 10.12.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (the "1994 10-K")).

10.10.2  Second Amendment dated February 3, 1995 to Purchase and
         Assumption Agreement Between First Northern Bank & Trust and University Bank dated May 5, 1994 (incorporated by reference to Exhibit 10.12.2 to the 1994 10-K).

10.10.3 Order of the Commissioner of the Michigan Financial Institutions Bureau Approving the Relocation of the Bank's Main Office from Newberry to Sault Ste. Marie, Michigan, containing certain post-closing conditions (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended September 30,
         1994).

10.10.4  Noncompetition Agreement Between First Northern Bank &
         Trust and University Bank
          dated December 3, 1994 (incorporated by reference to Exhibit 10.12.4 to the 1994 10-K).

10.10.5   Mortgage Origination Agreement Between First Northern
          Bank & Trust and University Bank dated December 3, 1994
          (incorporated by reference to Exhibit 10.12.5 to the 1994
          10-K).

10.10.6   Branch Services Agreement Between First Northern Bank &
          Trust and University Bank dated December 5, 1994
          (incorporated by reference to Exhibit 10.12.6 to the 1994
          10-K).

10.11 Employment Agreement, between Mark Ouimet and University Bank and Newberry Bancorp, Inc., as amended (incorporated by reference to Exhibit 10.13 to the 1995 10-K).

10.11.1 Stock Option Agreement, dated as of December 15, 1995, between Mark Ouimet and Newberry Bancorp, Inc.
          (incorporated by reference to Exhibit 10.13.1 to the 1995
          10-K).

10.12 Net Branch Agreement, dated September 15, 1995, establishing Varsity Funding Services, L.L.C. among
          University Bank, Jess Monticello and William Cook
          (incorporated by reference to Exhibit 10.16 of the 3rd
          Quarter 1995 10-Q).

10.13 Net Branch Agreement, dated January 12, 1996, establishing Varsity Mortgage, L.L.C. among University
          Bank, Jess Monticello, William Cook and Marianne Opt
          Thompson (incorporated by reference to Exhibit 10.15 of the 1995 10-K).

10.14 Purchase and Sale Agreement, dated November 1, 1995, concerning Common Stock of Midwest Loan Services, Inc., among its shareholders and University Bank and Newberry
          Bancorp, Inc (incorporated by reference to Exhibit 10.16 of the 1995 10-K).

(21)      Subsidiaries of Registrant.

(27)      Financial Data Schedule                                         120

Exhibit 21.  Subsidiaries of Registrant.

           University Bank, a Michigan state chartered bank.

           Midwest Loan Services, Inc., a Michigan Corporation (80% owned by
                Bank)

           Varsity Funding Services, L.L.C., a Michigan Limited Liability
                Company (99% owned by Bank and 1% owned by Company)

           Varsity Mortgage, L.L.C., a Michigan Limited Liability Company (99% owned by Bank and 1% owned by Company)

           Arbor Street, L.L.C, a Michigan Limited Liability
                Company (98% owned by Bank)

           University Insurance & Investment Services, Inc., a Michigan
                Corporation (100% owned by Bank)