Form 10-Q
period 1997-03-31
UNIVERSITY BANCORP INC /DE/
filed 1997-05-14
CIK 811211

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

   (Mark One)

     [X]       Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1997

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

Yes      X        No
      --------        --------
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common Stock, $0.010 par value         Outstanding at May 12, 1996
                                                           1,268,824 shares


                             page 1 of 31  pages
                 Exhibit index on sequentially numbered page 28

                                   FORM 10-Q

                                TABLE OF CONTENTS


PART I - Financial Information
------------------------------

Item 1.  Financial Statements                         PAGE

         Consolidated Balance Sheets                    3
         Consolidated Statements of Operations          5
         Consolidated Statements of Cash Flows          7
         Notes to the Consolidated Financial
              Statements                                8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations  9

         Summary                                        9
         Results of Operations                         10
         Liquidity and Capital Resources               20

PART II - Other Information
---------------------------

         Item 1. Legal Proceedings                     24
         Item 2. Changes in Securities                 24
         Item 5. Other Information
                  Parent Company Condensed
                     Financial Information             24
         Item 6. Exhibits & Reports on Form 8-K        28

Signature                                              28
---------

Exhibit Index                                          29



-------------------------
     The information furnished in these interim statements reflects all adjustments and accruals which are, in the opinion of management, necessary for a fair statement of the results for such periods. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year.

Part 1 - Financial Information                                                 3
Item 1. - Financial Statements


                   UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                     March 31, 1997 and December 31, 1996
                                  (Unaudited)

                                                     March 31         December 31
                                                       1997              1996
ASSETS                                              -----------       -------------
Cash and due from banks                             $ 1,695,071       $   1,866,917
Federal funds sold                                    2,818,791          10,683,895
                                                    -----------       -------------
     Total cash and cash equivalents                  4,513,862          12,550,812

Securities available for sale at market (note 2)      7,120,338           7,346,856

Loans held for sale                                  28,745,885          30,534,574
Loans, net                                           23,101,515          20,668,507

Premises and equipment                                2,010,781           1,955,294
Mortgage servicing rights                             2,408,238           2,312,436
Investment in and advances to
    Michigan BIDCO                                      820,324             815,790
Other real estate owned                                 636,987             266,079
Other assets                                          2,862,547           1,910,331
                                                    -----------       -------------
      Total other assets                              8,738,877           7,259,930
                                                    -----------       -------------
      TOTAL ASSETS                                  $72,220,477       $  78,360,679
                                                    ===========       =============


   The accompanying notes are an integral part of the consolidated financial statements.

                  UNIVERSITY BANCORP, INC. AND SUBSIDIARIES                  4
                         Consolidated Balance Sheets
                      March 31, 1997 and December 31, 1996
                                 (Unaudited)

                                                     March 31         December 31
                                                       1997               1996
LIABILITIES AND STOCKHOLDERS' EQUITY               ------------      --------------
Deposits:
  Demand - non interest bearing                    $  7,114,824       $   6,814,000
  Demand - interest bearing                          17,017,058          15,786,832
  Savings                                               793,786             976,479
  Time                                               24,326,908          29,529,050
                                                   ------------       -------------
     Total Deposits                                  49,252,576          53,106,361

FHLB advances                                         6,000,000           6,000,000
Mortgage escrow                                         373,523           1,064,650
Short term borrowings                                11,144,746          12,941,266
Deferred noncompete income                               93,325             102,076
Other liabilities                                       965,494           1,032,130
                                                   ------------       -------------
     Total Liabilities                               67,829,664          74,246,483
                                                   ------------       -------------

Minority Interest                                       213,550             201,427

Stockholders' equity:
  Preferred Stock, $0.001 par value;
   Authorized - 500,000 shares;
    issued 0 shares in both 1997 and 1996                     -                   -
  Common stock, $0.01 par value;
   Authorized - 2,500,000 shares;
    issued 1,315,366 shares in 1997
    and 1,295,366 shares in 1996                         13,154              12,954
  Treasury Stock - 68,765 shares in 1997
    and 1996                                           (300,883)           (300,883)
  Additional Paid-in-Capital                          3,041,188           2,906,389
  Retained earnings                                   1,424,107           1,299,473
  Net unrealized (loss) on securities
   available for sale, net of tax
   of ($156) in 1997, and
   ($2,659) in 1996.                                       (303)             (5,164)
                                                   ------------       -------------
     Total Stockholders' equity                       4,177,263           3,912,769
                                                   ------------       -------------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                        $ 72,220,477       $  78,360,679
                                                   ============       =============

   The accompanying notes are an integral part of the consolidated financial statements.

                 UNIVERSITY BANCORP, INC. AND SUBSIDIARIES                     5
                      Consolidated Statements of Income
                                 (Unaudited)

                                                            For the Three Month
                                                                Periods Ended
                                                          March 31,         March 31,
                                                            1997              1996
                                                       -------------        ---------
Interest income:
  Interest and fees on loans                            $   960,169         $ 403,971
  Interest on securities:
   U.S. Treasury Securities                                       -             4,611
   U.S. Government agencies                                  94,594           174,054
   Other securities                                          20,569            13,349
   Interest on bank deposits                                  7,607            13,065
   Interest on federal funds                                 64,147            56,044
                                                        -----------          --------
     Total interest income                                1,147,086           665,094
                                                        -----------          --------
Interest expense:
  Interest on deposits:
   Demand deposits                                          229,563            45,203
   Savings deposits                                           6,437            23,774
   Time certificates of deposit                             387,926           302,762
  Bank borrowings                                            86,215           146,231
  Interest on other short term borrowings                    75,271            26,259
                                                        -----------          --------
     Total interest expense                                 785,412           544,229
                                                        -----------          --------
     Net interest income                                    361,674           120,865

Provision for loan losses                                    22,500            12,000
                                                        -----------          --------
     Net interest income after
       provision for loan losses                            339,174           108,865
                                                        -----------          --------
Other income:
  Net security gains (losses)                               (22,351)           86,521
  Decrease in market value of
     loans held for sale                                     (3,739)          (89,691)
  Service charges and fees                                    4,384               596
  Foreign exchange income                                     7,260            18,488
  Mortgage banking income                                 1,446,358           294,059
  Profit from equity investment in
    Michigan BIDCO                                            4,818            20,000
  Other                                                      73,876            43,767
                                                        -----------          --------
     Total other income                                   1,510,606           373,740
                                                        -----------          --------

   The accompanying notes are an integral part of the consolidated financial statements.

                   UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Income (continued)
                                  (Unaudited)


                                                       For the Three Month
                                                            Periods Ended
                                                    March 31,            March 31,
                                                      1997                  1996
                                             -----------------------  ----------------
Other expenses:
  Salaries and wages                                    $   853,622       $   370,827
  Employee benefits                                         113,998            58,020
  Occupancy, net                                            103,799            71,246
  Taxes other than income                                     6,813             4,798
  Data processing and equipment expense                      95,573            72,734
  Correspondent bank service charges                          9,350             4,179
  Advertising                                                36,073            26,052
  Net expense of other real estate owned                     (3,790)              414
  FDIC insurance                                              1,998               500
  Legal and audit expense                                    68,128            57,044
  Other operating expenses                                  385,664           181,666
                                                        -----------       -----------
     Total other expenses                                 1,671,228           847,480
                                                        -----------       -----------
Income (Loss) before income taxes                           178,552          (364,875)
                                                        -----------       -----------
Income taxes (benefit)                                       53,918          (127,642)
                                                        -----------       -----------
     Net Income (Loss)                                  $   124,634       $  (237,233)
                                                        ===========       -----------


Earnings (loss) per common share (Note 1)
  Primary                                                     $0.10            ($0.19)
                                                        ===========       ===========

  Fully diluted                                               $0.09            ($0.19)
                                                        ===========       ===========
Weighted average shares outstanding (Note 1)
  Primary                                                 1,226,824         1,248,206
                                                        ===========       ===========
  Fully diluted                                           1,360,489         1,248,206
                                                        ===========       ===========

Dividends declared per share                            $   ---           $   ---
                                                        ===========       ===========

   The accompanying notes are an integral part of the consolidated financial statements.

UNIVERSITY BANCORP, INC. AND SUBSIDIARY                                        7

     Consolidated Statements of Cash Flows
              (Unaudited)

                                                             For the Three-Month
                                                                Periods Ended
                                                                   March 31,
                                                            1997              1996
                                                         ----------        ----------
Cash flow from operating activities:
Net income (loss)                                      $    124,634     $    (237,233)
Adjustments to reconcile net income to net
  cash from operating activities:
    Depreciation and amortization                           173,518           114,044
    Provision for loan loss                                  22,500            12,000
    Mortgage loans originated for sale                  (70,790,128)      (39,050,115)
    Proceeds from sale of loans and mortgage backed
       trading securities                                74,457,898        35,974,746
    Net loss/(gain) on loan sales and securitization       (986,552)         (116,188)
    Market adjustment on loans held for sale                  3,739            89,691
    Net amortization/accretion on securities                  7,249            (1,852)
    Gain on sale of securities available for sale            22,351           (86,521)
    Change in:
      Investment in Northern Michigan BIDCO                  (4,534)          (19,160)
      Purchased mortgage servicing rights                  (190,755)          (70,614)
      Other real estate                                    (370,908)                -
      Increase in other assets                             (955,268)         (295,609)
      Increase/(Decrease) in other liabilities              (62,718)          225,544
                                                       ------------     -------------
       Net cash from (used in)
         operating activities                             1,451,026        (3,461,267)
                                                       ------------     -------------

    Cash flow from investing activities:
      Purchase of securities available for sale            (885,795)       (6,251,453)
      Proceeds from sales of securities available
       for sale                                             927,262         5,890,857
      Loans granted net of repayments                    (3,351,776)       (1,441,212)
      Premises and equipment expenditures                  (134,052)         (344,713)
      Principal paydowns on securities available
       for sale                                             162,817           815,274
                                                       ------------     -------------

       Net cash from (used in)
         investing activities                            (3,281,544)       (1,331,247)
                                                       ------------     -------------

    Cash flow from financing activities:
      Net increase (decrease) in deposits                (3,853,785)        8,680,706
      Net increase(decrease) in mortgage
       escrow accounts                                     (691,127)          430,202
      Principal payment on notes payable                    (12,500)          (12,500)
      Net decrease in other short term borrowings        (1,784,020)                -
      Issuance of common stock                              135,000            66,750
                                                       ------------     -------------
       Net cash from
         financing activities                            (6,206,432)        9,165,158
                                                       ------------     -------------
          Net change in cash and
            cash equivalents                             (8,036,950)        4,372,644

   Cash and cash equivalents:
     Beginning of period                                 12,550,812         1,937,631
                                                       ------------     -------------
     End of period                                     $  4,513,862     $   6,310,275
                                                       ============     =============

    Supplemental disclosure of cash flow information:

    Cash paid for interest expense                     $    800,071     $     484,759
    Cash paid (received) for income taxes                  (189,807)                -


    The accompanying notes are an integral part of the financial statements.

          UNIVERSITY BANCORP, INC. AND SUBSIDIARIES                            8
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


(1) General

     See note 1 of Notes to Financial Statements incorporated by reference in the Company's 1996 Annual Report on Form 10-K for a summary of the Company's significant accounting policies.
     The unaudited financial statements included herein were prepared from the books of the Company in accordance with generally accepted accounting principles and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company's 1996 Annual Report on Form 10-K. The current interim periods reported herein are included in the fiscal year subject to independent audit at the end of the year.
     Earnings per share are calculated based on the weighted average number of common shares outstanding during each period as follows: 1,226,824 and 1,248,206 for the three months ended March 31, 1997 and 1996, respectively. Fully diluted average shares outstanding for the 1997 period is calculated to be 1,360,489. Stock options are considered not dilutive for the 1996 period and therefore, not included in earnings per share calculations.

(2) Available-for-sale Securities

     The Bank's available-for-sale securities portfolio at March 31, 1997 had a net unrealized gain of approximately $1,000 as compared with a net unrealized loss of approximately $8,000 at December 31, 1996, an increase of $7,000. The securities portfolio continues to shrink to provide for increased loan demand.

Securities available for sale

                                        March 31, 1997
                           --------------------------------------------------
                                        Gross              Estimated
                            Amortized  Unrealized             Fair
(in thousands)                Cost    Gains  Losses          Value
-----------------------------------------------------------------------------
U.S. agency mortgage-backed   5,194      40    (10)          5,224
Other agency mortgage-backed    652       -    (45)            607
Other mortgage-backed           330       -     (7)            323
U.S. agency equity              848       -      -             848
Other equity                     97      21      -             118

-----------------------------------------------------------------------------
Total investment securities
  available for sale         $7,121     $61   $(62)         $7,120
                             ======     ===   ====          ======

Securities available-for-sale (continued)                                      9

                                      December 31, 1996
                          ----------------------------------------
                                               Gross
                               Amortized    Unrealized       Fair
(in thousands)                   Cost       Gains  Losses    Value
------------------------------------------------------------------

U.S. agency mortgage-backed     $5,367       $38  $(30)     $5,375
Other agency mortgage-backed       681         -   (35)        646
Other mortgage-backed              367         -    (3)        364
U.S. agency equity                 848         -     -         848
Other equity                        92        22     -         114

------------------------------------------------------------------
Total securities
  available for sale            $7,355       $60  $(68)     $7,347
                                ======       ===  =====     ======


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY

     For the three months ended March 31, 1997, a net income of $124,634 was realized versus a net loss of $237,233 in the same period in 1996. Net interest income increased to $361,674 in the 1997 period from $120,865 in the 1996 period, and other income was $1,510,606 in the 1997 period versus $373,740 in the 1996 period. Operating expenses continued to expand to $1,671,228 in the 1997 period from $847,480 in the 1996 period. Primary and fully diluted net income per share in the three months ended March 31, 1997 was $0.10 and $0.09, compared to a net loss of ($0.19) for the three months ended March 31, 1996.
     The profit in 1997 versus the losses in 1996 were principally due to increased fee based income and increased net interest income as a result of the improvements in the underlying operating results of the Bank's mortgage banking subsidiaries and gains from the sale of loans from the Bank's own mortgage banking wholesale operations. In the 1997 period the Bank realized an initial $395,356 gain on the sale of Participation Certificates in sub-performing home equity loans which the Bank had purchased in mid-March 1995. The 1996 period incurred initial start-up losses of the Ann Arbor main office, which opened February 6, 1996.
     The following table summarizes the pre-tax income (loss) of each profit center of the Company for the three months ended March 31, 1997 and 1996 (in thousands):


THREE MONTHS ENDED MARCH 31, 1997 PRE-TAX INCOME (LOSS) SUMMARY
Banking
       Community & mortgage banking                                 $(45)
       Midwest Loan Services                                          48
       Varsity Mortgage & Varsity Funding                            213
Equity in the earnings of Michigan BIDCO                               5
Corporate Office                                                     (42)
                                                                   -----
Total                                                               $179

     THREE MONTHS ENDED MARCH 31, 1996 PRE-TAX INCOME (LOSS) SUMMARY
     Banking
           Community & mortgage banking             $(265)
           Midwest Loan Services                       (2)
           Varsity Mortgage & Varsity Funding         (70)
     Equity in earnings of Michigan BIDCO              20
     Corporate Office                                 (48)
                                                   ------
     Total                                          $(365)


     The net income of the Company for the three months ended March 31, 1997 was principally a result of increased profits from the Bank's mortgage subsidiaries Varsity Mortgage, Varsity Funding and Midwest Loan Services. The Bank had a narrowed loss as its wholesale mortgage banking operations had a strong result, partially offset by losses in community banking as operating expenses exceeded increased net interest income.
     The loss from operations for the three months ended March 31, 1996 was due to the start-up of new activities at the Bank in Ann Arbor and at Varsity Funding, the commencement of operations at Varsity Mortgage, and an unusual expense at Michigan BIDCO associated with the start-up of the BIDCO's affiliate, Northern Michigan Foundation.


RESULTS OF OPERATIONS

Net Interest Income

     Net interest income increased to $361,674 for the three months ended March 31, 1997 from $120,865 for the three months ended March 31, 1996. Net interest income rose from the year ago period because of an increase in loans and other interest earning assets and a decrease in the cost of interest bearing liabilities. The yield on interest earning assets increased from 7.21% in the 1996 period to 8.59% in the 1997 period. The cost of interest bearing liabilities decreased from 6.12% in the 1996 period to 5.76% in the 1997 period. Net interest income as a percentage of total earning assets increased from 1.31% to 2.71%, because of the increase in interest spread and a 44.8% larger base of interest earning assets.

Interest income

     Interest income increased from $665,094 in the quarter ended March 31, 1996 to $1,147,086 in the quarter ended March 31, 1997. The average volume of interest earning assets increased from $36,896,668 in the 1996 period to $53,423,189 in the 1997 period, an increase of 44.8%. The increased volume of earning assets was due to an increase in loans supported by increases in deposits derived from the new Ann Arbor main office. Interest income also increased because of an increase in the yield on earning assets. The overall yield on the loan portfolio increased from 9.18% to 9.44%.

     The average volume of investment securities in the three months ended March 31, 1997 decreased 48.2% over the same periods in 1996, as the Bank's portfolio, which consists of adjustable rate agency backed mortgage securities, was liquidated and the funds repositioned into loans from the new Ann Arbor main office. The yield on the securities portfolio increased from 5.53% in the three month period ended March 31, 1996 to 6.40% in the 1997 period. The increase in yields was the result of repricing adjustments as the adjustable rate securities seasoned to fully indexed yields.

Interest Expense

     Interest expense increased from $544,229 in the three months ended March 31, 1996 to $785,412 in the 1997 period. The increase was due to an increase in interest bearing liabilities as a result of increased deposits, only partially offset by a decrease in rates paid on deposits. The decrease in rates was due to increased retail deposits and decreased wholesale deposits. The cost of funds decreased from 6.12% in the 1996 period to 5.76% in the 1997 period. The average volume of interest bearing liabilities increased 53.3% in the 1997 period versus the 1996 period.


                       MONTHLY AVERAGE BALANCE SHEET AND
                           INTEREST MARGIN ANALYSIS

     The following tables summarize monthly average balances, revenues from earning assets, expenses of interest bearing liabilities, their associated yield or cost and the net return on earning assets for the three months ended March 31, 1997 and 1996.

                                                                              12

                                                                             Three Months Ended March 31,
                                                -------------------------------------------------------------------------------
                                                                1997                                        1996
                                                -------------------------------------     --------------------------------------
                                                                 Interest    Average                    Interest    Average
                                                      Average     Income/     Yield/         Average     Income/     Yield/
                                                      Balance     Expense       Rate         Balance     Expense       Rate
ASSETS
Interest Earning Assets:
     Short Term Investments:
          Interest Bearing Deposits           $       600,905  $     7,607        5.06%  $    1,058,526  $    13,065        4.94%
          Federal Funds Sold                        4,938,916       64,147        5.20%       4,344,644       56,044        5.16%

     Securities:
          Non-taxable (1)                                   -            -           -                -            -           -
          Taxable                                   7,194,166      115,163        6.40%      13,882,675      192,014        5.53%
                                              ----------------   ----------  ----------  ---------------   ----------  ----------
     Total Securities                              12,733,987      186,917        5.87%      19,285,845      261,123        5.42%
                                              ----------------   ----------  ----------  ---------------   ----------  ----------
     Loans:
          Commercial                               10,215,593      263,164       10.30%       3,402,917       84,650        9.95%
          Real Estate Mortgage                     26,652,650      603,179        9.05%      12,960,293      287,208        8.86%
          Installment/Consumer                      3,820,959       93,826        9.82%       1,247,613       32,113       10.30%
                                              ----------------   ----------  ----------  ---------------   ----------  ----------
     Total Loans                                   40,689,202      960,169        9.44%      17,610,823      403,971        9.18%
                                              ----------------   ----------  ----------  ---------------   ----------  ----------
Total Interest Bearing Assets                      53,423,189    1,147,086        8.59%      36,896,668      665,094        7.21%
                                              ----------------   ----------  ----------  ---------------   ----------  ----------
Less allowance for possible
   loan losses & deferred fees                       (309,873)                                 (342,177)
                                              ----------------                           ---------------
                                                   53,113,316                                36,554,491

Mortgage servicing rights                           2,374,613                                 2,929,352
Non earning assets                                  6,696,449                                 5,392,698
                                              ----------------                           ---------------
     Total Assets                             $    62,184,378                            $   44,876,541
                                              ================                           ===============



LIABILITIES
Interest Bearing Liabilities:
     Deposit Accounts:
         Now/S-Now                            $     3,161,083  $    32,476        4.11%  $      321,981  $     4,039        5.02%
         Savings                                      112,461          694        2.47%          29,189          183        2.51%
         Canadian Dollar Savings                      689,666        5,743        3.33%       1,589,275       23,591        5.94%
         Time                                      25,329,296      387,926        6.13%      19,632,778      302,762        6.17%
         Borrowed Funds                             9,133,833      138,078        6.05%      10,000,000      150,340        6.01%
         Money Market Accounts                     15,138,760      197,087        5.21%       3,004,332       41,164        5.48%
         Holding Company Debt                         956,250       23,408        9.79%         984,000       22,150        9.00%
                                              ---------------- ------------  ----------  --------------- ------------  ----------
             Total interest bearing
                liabilities                   $    54,521,349      785,412        5.76%  $   35,561,555      544,229        6.12%
                                              ================ ------------  ----------  =============== ------------  ----------
Net interest income                                            $   361,674                               $   120,865
                                                               ============                              ============
Weighted average rate spread                                                      2.83%                                     1.09%
                                                                             ==========                                ==========
Net yield on average earning
  assets                                                                          2.71%                                     1.31%

(1)  Actual yields; not adjusted for tax-equivalent yields
(2) For purposes of computing average yields on the loan portfolio as presented in the above analysis, loans on non-accrual status are included in the average loan balances.

Provision for Loan Losses

     The monthly loan loss provision remained at a rate of $7,500 in the first quarter of 1997. In the 1996 period, the monthly provision was increased in February 1996 from $400 to $6,000. The increased monthly provision for loan losses is the result of management's desire to build reserves, as new loans are originated in Ann Arbor. The actual loan losses were $1,041 in the three month period ended March 31, 1997 versus $2,172 in the three month period ended March 31, 1996.


                                   Three Months Ended
                                       March 31
                                  1997           1996
                           ---------------------------------
Provision for loan losses       22,500          12,000
Loan charge-offs                (1,041)         (2,172)
Recoveries                       3,618           3,185
                           --------------  -----------------
Net increase (decrease)
 in allowance                   25,077          13,013

                                   At At
                           March 31, 1997  December 31, 1996
                           ---------------------------------
Total loans (1)             23,424,375      20,966,290
Reserve for loan losses        322,860         297,783
Reserve/Loans (1), %              1.38%           1.42%

(1) Excludes loans held for sale.

     The following schedule summarizes the Company's nonperforming loans for the periods indicated:

                                  At              At
                             March 31, 1997  December 31, 1996
                             ---------------------------------

Past due 90 days and over
  and still accruing:
 Real estate                  234,352               226,144
 Installment                   45,044                34,096
 Commercial                    64,717                29,479
                             ---------            ---------
   Subtotal                   344,113               289,719

Nonaccrual loans:
 Real estate                   506,376              336,468
 Installment                     1,840                1,968
 Commercial                     83,277              125,761
                             ---------            ---------
   Subtotal                    591,493              464,197

Other real estate owned        636,987              266,079
                             ---------            ---------

  Total                      1,572,593            1,019,995
    As % of loans (1)            6.71%                 4.86%
  Ratio of reserve for loan
    losses to all loans
    90 days and over             34.5%                39.5%


(1) Excluding loans held for sale.

     Other real estate owned at March 31, 1997 and December 31, 1996 includes a commercial development site in Sault Ste. Marie, Michigan. Based upon its assessment of current market conditions, management believes the 16-acre site where a former loan office is located has a fair market value substantially more than its carrying cost as of December 31, 1996 of $266,079. This property is carried as other real estate owned in the Company's financial statements since it is surplus to the Bank's requirements. While it is management's goal to sell this site in 1997, and the Bank is in negotiations at this time to sell a significant portion of the property, there is no assurance that a sale will be consummated.
     The increases in non-performing assets mainly relate to loans originated for the secondary market which have become delinquent and are either under modification agreements to bring the loans current or in the process of foreclosure. With the exception of one $42,470 commercial real estate building, the other real estate owned, other than the property mentioned above, is residential single family properties. Based upon management's review of appraisal information and current broker price opinions, management believes that for the most part, the Bank is well secured with respect to these loans and the other real estate owned which is carried at cost. The Bank's greatest loan credit risks relate to the commercial and installment loan portfolios, and these levels were similar at both March 31, 1997 and December 31, 1996, although non-accrual commercial loans (perhaps the highest credit risk category of loans) decreased 33.8% during the period.
     Economic conditions in the Bank's primary market area in Ann Arbor were strong in the period. The Sault Ste. Marie area appears not to be growing.
The Newberry area appears to be rapidly growing because of the establishment of a major prison complex in the town by the State Department of Corrections. A new expansion of the prison is now occurring.

     Management believes that the current reserve level and the ongoing reserve for loan losses is adequate to absorb losses inherent in the loan portfolio, although the ultimate adequacy of the reserve is dependent upon future economic factors beyond the Company's control. A downturn in the general nationwide economy will tend to aggravate, for example, the problems of local loan customers currently facing some difficulties, and could decrease residential home prices. A general nationwide business expansion could conversely tend to diminish the severity of any such difficulties.

Non-Interest Income

     Total non-interest income increased from $373,740 for the three months ended March 31, 1996 to $1,510,606 for the three months ended March 31, 1997. The increase was principally a result of a $1,152,299 increase in the Bank's mortgage banking income.

     Securities. During the three months ended March 31, 1997, securities totalling $927,262 were sold from the Bank's available-for-sale securities portfolio with a gross realized loss of $22,351 and no gains. During the quarter, the Bank sold half of its COFI-index linked adjustable rate mortgage-backed securities. Taking into account realized and unrealized gains and losses on the securities portfolio, during the first quarter of 1997, the yield on the Company's investment securities portfolio was 5.57%.

     Mortgage Banking. Mortgage banking income increased to $1,446,358 in the three months ended March 31, 1997 from $294,059 in the three months ended March 31, 1996. Sharply increased loan purchase and origination volumes during the 1997 period as well as the gain on sale of participation certificates in sub-performing home equity loans (see the discussion of the "RTC Loan Pool" below) were offset by a decrease in return from the Bank's investment in FHLMC single family mortgage loans serviced for others, as a result of amortization of servicing right assets due to mortgage payoffs. There was also a lower of cost or market adjustment of $3,739 charged against income in the 1997 period to mark the mortgages held for sale to the lower of cost or market, versus a charge of $89,691 in the 1996 period. The result for the 1997 period was also dissimilar from the 1996 period in that it also included a full quarter of revenue from Varsity Mortgage, which commenced operations in March 1996.

     At March 31, 1997, the Bank and its subsidiaries owned the right to service $208,104,343 of FHLMC mortgages for others, of which approximately 40% was owned by Midwest Loan Services, and the remainder by the Bank. The following table summarizes the portfolio by type and mortgage note rate:

           Interest Rate Stratification of the Company's Servicing

($ in 000s)             FIXED RATE - BY MATURITY
                 ----------------------------------------
MORTGAGE RATE (%)    ARMs  UNDER 10   10-25  OVER 25

9.00 and up           706        41     329    3,955
8.50 - 8.99         7,300       481   1,263   12,919
8.00 - 8.49         5,461       509   2,986   28,272
7.50 - 7.99         1,079       789   8,340   64,018
7.00 - 7.49             -     1,155  17,887   24,042
6.50 - 6.99             -       742  10,341    8,683
6.00 - 6.49           234       317   1,910    1,250
under 6.00          3,076        19       -        -
                   ------  --------  ------  -------
                   17,856     4,053  43,056  143,139

Current market
 interest rates     6.375     7.88%   8.25%    8.75%
Average annual
 servicing fee      0.39%     0.29%   0.27%    0.26%


     Interest rates have been very stable for nearly fourteen months.    If
interest rates were to decline to levels briefly seen during the Summer of 1993, the portfolio would experience significant refinancings and payoffs, which would hurt income. Based on recent comparable sales and indications of market value from industry brokers, management believes that the current market value of the Bank's portfolio of mortgage servicing rights exceeds cost by approximately $96,000 to $322,000. Market interest rate conditions can quickly affect the value of mortgage servicing rights in a positive or negative fashion, as long term interest rates rise and fall.

     At March 31, 1997, the Bank had outstanding purchase commitments to buy single family FHLMC qualifying mortgage loans of $24,447,000 and outstanding forward commitments to deliver FHLMC mortgage-backed securities of $32,000,000, substantially all of which commitments were for delivery within three months or less.

                      Servicing Rights Held by the Company

(amounts in $000s)               March 31,  December 31,
                                   1997       1996
                                --------------------------------------

Total servicing (1)               208,104      214,046
Book value of servicing             2,408        2,312
Estimated market value
  of servicing:
  Management estimate (2)           2,504        2,371
  Discounted cash flow (3)          2,730        2,466
Estimated excess of market
  over book value (4)             322- 96      154- 59


(1) Excludes servicing related to FHLMC and FNMA qualified loans held for delivery, and excludes servicing held by Midwest Loan Services
(2) Assumes a price based upon market transactions at March 31, 1997 and December 31, 1996 of 4.9x (4.9 times the servicing fee) for 30-year servicing, 3.75x for 15-year servicing, 2.3x for Balloon servicing and 2.1x for ARM servicing. Excess servicing is discounted from these amounts at a multiple of one times the servicing fee.
(3) Uses net present value analysis of future cash flows, discounted back at 13.14%.
(4)  Range based upon the two methods used in (2) and (3), above.

     During the period ended March 31, 1997 purchases and sales of mortgage servicing rights by third-parties evidenced a stable trend in price which mirrored the generally stable interest rates throughout the period.
     RTC Loan Pool. In mid-March 1995, the Bank purchased four Participation Certificates in sub-performing home equity loans with approximately $6,600,000 in unpaid principal balance and $1,000,000 of unpaid accrued interest from a private investor group (which had purchased them from the Resolution Trust Corporation (RTC)) for approximately $1,903,000 (the "RTC Loan Pool"). In September 1996 an additional $700,000 in home equity loans purchased from a home equity loan originator were added to the RTC Loan Pool as a fifth Participation Certificate at a cost of $115,000.
     Substantially all of the remaining loans underlying the first four Participation Certificates were sold as of March 28, 1997 for $1,725,000. As a result the Bank's investment in the RTC Loan Pool was reduced to zero, and the balance of the proceeds from the sale, per the terms of the RTC Loan Pool acquisition agreement, was split 50/50 with the servicer of the RTC Loan Pool. The Bank's gain on this transaction was $395,356.
     In mid-1996, the servicer submitted a request to the RTC for a $650,000 refund of loans that had previously been paid off, but were included in the RTC Loan Pool, pursuant to the original purchase agreement. If received, this amount would be split 50/50 with the RTC servicer of the RTC Loan Pool. In April 1997, the servicer was notified that the RTC had accepted the refund request in the amount of $300,000 with a request for additional information regarding the remaining $350,000. No monies will be paid by the RTC however, until the entire refund request is finalized. The Bank has not yet booked any of this receivable as income. Additional proceeds are anticipated from residential real estate related assets owned and the loans underlying the Fifth Participation Certificate, all with a carrying value of $215,000. If realized, any of the amounts received would also be split 50/50 with the servicer of the RTC Loan Pool.

     Foreign Exchange. Foreign exchange revenues decreased to $7,260 for the three months ended March 31, 1997 from $18,488 in the 1996 period. During the period, the management agreement whereby the Bank managed the foreign exchange program of the bank which purchased the Bank's former Upper Peninsula community banking offices was terminated. The Bank's foreign exchange revenue is likely to remain at lower levels going forward.

     Michigan BIDCO. Michigan BIDCO (the "BIDCO") invests in businesses in Michigan with the objective of fostering job growth and economic development. As of March 31, 1997, the BIDCO had made nineteen such investments, amounting to a total of $12,342,000 at original cost (before repayments or participations sold). At March 31, 1997, the BIDCO had total unaudited assets of $6,084,522. For the three months ended March 31, 1997 and 1996, the Bank's 44.1% equity share in the earnings of the BIDCO's reported net income was $4,818 and $20,000, respectively. Income for the 1997 first quarter was negatively impacted by market value adjustments in the investment portfolio of the BIDCO.
     The Bank owns 280 shares of common stock in the BIDCO, currently representing a 44.1% equity interest. The Company's consolidated fully diluted ownership in the BIDCO is 15.6%, after considering the impact of convertible bonds.
     Michigan BIDCO makes its investments in the form of loans or direct equity investments, or a combination thereof. The BIDCO's limit on its investment in one borrower is currently $500,000, and the BIDCO arranges participations for investments in excess of this amount. By management policy, the Bank is restricted from investing or lending to a business that the BIDCO finances.
The BIDCO typically receives warrants or participation rights in the companies in which it invests. To date, investments (at original investment cost) have been made in the following types of businesses:

   Michigan BIDCO, investments:
   ----------------------------------
                                                       Total  Equity
   Industry                                       Investment  Participation?

   #1 ABC-TV affiliate                            $1,472,000  yes
   #2 Adult foster care                               40,000  no
   #3 Cable TV                                       545,000  yes
   #4 Children's clothing manufacturer200,000                 repurchased
   #5 Commercial laundry                             180,000  no
   #6 Environmental engineering                      100,000  repurchased
   #7 Home health care                                20,000  no
   #8 Injection mold equip. manufacture25,000                 no
   #9 Janitorial supplies                             85,000  no
   #10 Limited service hotels                        738,600  yes
   #11 Metal manufacturing                            80,000  no
   #12 Paper converting                            2,762,000  yes
   #13 Plastic injection molding                   2,000,000  repurchased
   #14 Railcar parts manufacturing                   125,000  yes
   #15 Railroad boxcar leasing                     1,500,000  no
   #16 Recycled paper pulp mill                      780,000  yes
   #17 Residential mortgage servicing                450,000  repurchased
   #18 Specialty financial services                  540,000  yes
   #19 Tissue paper mill                             700,000  yes
                                                 -----------
   Total                                         $12,342,600
                                                 ===========

     The loans associated with investments #2, 4, 5, 7, 13, and 17 have been repaid in full. Loan participations have been sold in loans associated with investments #1, 3, 5, 7, 9, 12, 13, 15, 16 and 19. At March 31, 1997, the
BIDCO had one outstanding conditional commitment to lend in the amount of $200,000 in conjunction with Northern Michigan Foundation (see below).

     Northern Michigan Foundation. In December 1995, the BIDCO donated $225,000 to capitalize Northern Michigan Foundation (the "Foundation"), and, in early 1996, donated an additional $75,000 to the Foundation. These donations negatively impacted the BIDCO's and the Company's earnings in the 1996 first quarter. The BIDCO anticipates that on an ongoing basis a portion of its overhead will be borne by the Foundation. The BIDCO and the Foundation share administrative staffs and offices, with the Foundation reimbursing the BIDCO for these services. The monthly management fee paid by the Foundation to the BIDCO is currently approximately $8,000. As a result of its capitalization by the BIDCO, the Foundation was able to borrow a total of $2,000,000 from the U.S. Rural Economic Community Development Service Agency ("U.S. RECDS") at 1% interest with a 30 year term. As of March 31, 1997, the Foundation had lent $1,300,000 of its available funds to seven borrowers, with $1,000,000 undrawn and available for lending from the U.S. RECDS loan.

Non-Interest Expense

     Non-interest expense increased to $1,671,228 in the three months ended March 31, 1997 from $847,480 for the three months ended March 31, 1996. The increase was primarily of ongoing expansion of business at the Bank, Varsity Mortgage and Varsity Funding. Also, comparisons of the first quarter of 1997 versus the first quarter of 1996 should take into account that fact that the Bank started-up the Ann Arbor main office in February 1996, and Varsity Mortgage started operations in March 1996, so the first quarter of 1997 reflects a full quarter of expenses as well as business expansion since the start-up. Operations at the Bank in Ann Arbor in the first quarter of 1996 reflect a full quarter of personnel and other expenses, although the revenue from the new main office did not begin to increase until after the new office opened in early February 1996.
     Non-interest operating expense for the parent company only increased to $36,091 for the three month 1997 period from $33,193 for the 1996 period. Public listing expenses and other miscellaneous expenses were higher.

Liquidity and Capital Resources

     Capital Resources. The table on the following page sets forth the Bank's risk based assets, and the capital ratios and risk based capital ratios of the Bank and Company. At March 31, 1997, the Bank was adequately capitalized (the required ratio for "adequately capitalized" was 8% of risk-based assets).

     Bank Liquidity. The Bank's primary sources of liquidity are customer deposits, scheduled amortization and prepayments of loan principal, cash flow from operations, maturities of various investments, the sale of loans held for sale, borrowings from correspondent lenders secured by securities and/or residential mortgage loans. In addition, the Bank invests in overnight Federal Funds. At March 31, 1997, the bank had cash and due from banks and fed funds on hand of $4,513,862. The Bank has an unused $3,000,000 line of credit secured by investment securities and two lines of credit from correspondents secured by mortgage loans for sale to the secondary market. In order to bolster liquidity, the Bank has also sold brokered CDs from time to time.
     The decline in time deposits during the three month period ended March 31, 1997 from $29,529,050 to $24,326,908 was the result of a decrease of approx. $6,500,000 in brokered time deposits. Management is de-emphasizing brokered time deposits as retail deposit levels increase as a result of the expansion of the Bank's Ann Arbor main office deposit base.

     Parent Company Liquidity. At year-end 1996, University Bancorp, Inc. held cash and marketable equity securities of $155,183. This increased by $125,208 to $280,391 at March 31, 1997. The increase in cash and marketable equity securities was due to the sale of shares of the Company's common stock in a private placement. Subsequent to March

31, 1997 an additional $50,000 in common stock was sold in a private placement. During the three months ended March 31, 1997 no dividends were paid from the Bank, as a result of low profitability at the Bank. Dividends from the Company's bank subsidiary together with earnings from the cash and marketable equity securities held by the parent company are the principal sources of cash used to fund the parent company's indebtedness owing to North Country Bank & Trust ("NCB&T"), which amounted to $950,000 and $962,500 at March 31, 1997 and at December 31, 1996, respectively. The NCB&T note matures November 1, 1997, and the Company intends to seek a renewal at that time. Management believes that the cash and securities on hand, federal tax refunds receivable and the available unrestricted retained earnings that University Bank is able to pay the Company in the form of dividends, with permission of the Company's secured debt lender, is currently sufficient to cover expected required principal reductions during 1997 on the holding company's loan, assuming its renewal.

Impact of Inflation

     The primary impact of inflation on the Company's operations is reflected in increased operating costs. Since the assets and liabilities of the Company are primarily monetary in nature, changes in interest rates have a more significant impact on the Company's performance than the general effects of inflation. However, to the extent that inflation affects interest rates, it also affects the net income of the Company.
     Rising long term and short term interest rates tend to increase the value of the Bank's and Midwest Loan Services' investment in mortgage servicing rights and improve the Bank's and Midwest Loan Services' current return on such rights by lowering required amortization rates on the rights. Rising long and short term interest rates also increases origination activity at Varsity Funding as more residential borrowers need alternative sources of funding outside of traditional secondary market loans. However, rising interest rates tends to decrease new mortgage origination activity, negatively impacting current income from the Bank's retail mortgage banking operations and Varsity Mortgage's operations. Rising interest rates also slow Midwest Loan Services' rate of growth, but increases the duration of its existing subservicing contracts. The table on page 23 details the Bank's asset/liability sensitivity as of March 31, 1997.

                                                                              22
                               UNIVERSITY BANK
Risk Adjusted Assets & Risk Adjusted Capital Ratio at March 31, 1997
                                 ($ in 000's)

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                                      Risk Adj.
                                                                                                Value      Risk         Asset
                                  Asset                                                        (000's)    Weight        Value
-------------------------------------------------------------------------                     --------- -----------   ----------
Cash and Federal Reserve Deposits                                                                  294           0%           0
U.S. Gov't Agency Securities                                                                       652           0%           0
U.S. Treasury Securities                                                                             0           0%           0
U.S. Gov't Guaranteed Loans                                                                        188          20%          38
Balances at Domestic and Canadian Banks                                                          1,395          20%         279
Fed Funds Sold                                                                                   2,819          20%         564
U.S. Gov't Agency Mortgage-backed Securities                                                     5,194          20%       1,039
U.S. Gov't Equity Securities                                                                       848          20%         170
Other Mortgage-backed Securities                                                                   304          50%         152
1-4 Family Mortgage Loans                                                                       36,536          50%      18,268
Junior Liens                                                                                     2,573         100%       2,573
All Other Loans                                                                                 12,873         100%      12,873
All Other Securities                                                                                26         100%          26
Real Estate Owned                                                                                  637         100%         637
Premises & Equipment                                                                             2,011         100%       2,011
Mortgage Servicing Rights                                                                        2,408         100%       2,408
Other Assets                                                                                     2,982         100%       2,982
-------------------------------------------------------------------------                     ---------
TOTAL ASSETS                                                                                    71,740

Off Balance Sheet Items:
     Letters of Credit and Committments > 1 Year                                                     0      100.00%           0
     Foreign Exchange Contracts                                                                    800        1.00%           8
     Home Equity Lines of Credit                                                                   477       25.00%         119
     Interest Rate Contracts                                                                         0        0.00%(1)        0
     FHLMC/FNMA Loan Purchase Committments                                                      24,447       50.00%      12,224
     MBS FHLMC/FNMA Forward Sell Committments                                                   32,000        0.00%(1)      174
     Agency Guaranteed Commercial Loans Sold                                                       203       20.00%          41
                                                                                              --------- -----------   ----------
TOTAL RISK-ADJUSTED ASSETS                                                                                               56,584
                                                                                                                      ==========

CAPITAL RESOURCES
Shareholders Equity                                                                              4,403
Net Unrealized Loss on AFS Securities                                                               14
Minority interest in consolidated subsidiary                                                       214
Mortgage Servicing Rights Limitation                                                               (93)
                                                                                                 -----
Total Equity (Tier 1)                                                                            4,538
Qualifying Loan Loss Reserve (Tier 2)                                                              323
                                                                                                 -----
Regulatory Capital (Tier 1 & Tier 2)                                                             4,861
                                                                                                 =====

Primary and Total Capital Ratio (Leverage)                                                        6.78%
                                                                                                 =====
Risk-adjusted Capital Ratio (Tier 1)                                                              8.02%
                                                                                                 =====
Risk-adjusted Capital Ratio (Tier 1 & Tier 2)                                                     8.59%
                                                                                                 =====
University Bancorp Consolidated
     Total Capital Ratio (Leverage Ratio)                                                         5.78%
                                                                                                 =====

(1) Plus market value, or replacement cost valuation, as required.

                              UNIVERSITY BANK                                 23
                  Asset/Liability Position Analysis 3-31-97
                                ($ in 000'S)
                          Maturing or Repricing in

                                                             3 Mos      91 Days to   1 - 5   Over 5     ALL
                            ASSETS                          or Less       1 Year     Years   Years    OTHERS   TOTAL
                            ------                          -------     ----------   -----   ------   ------   -----
Fed Funds                                                     2,819                                             2,819
Loans (1)                                                       733          758    3,559   6,167              11,217
Foreign Investments                                              45                                                45
Securities                                                    4,774        1,921        4     304               7,003
Loans held for sale                                          28,746                                            28,746
Matured loans                                                 1,239                                             1,239
Variable rate loans                                           9,049        1,151                               10,200
Other assets                                                                                           7,757    7,757
Cash & due from banks                                                                                  1,644    1,644
Overdrafts                                                      177                                               177
Non-accrual loans                                                                                        591      591
Valuation adjustment                                                                                     (21)     (21)
                                                             ------       ------    -----     ----    ------   ------
  TOTAL ASSETS                                               47,582        3,830    3,563   6,471      9,971   71,417

                            LIABILITIES
                            -----------
Large C.D.'s                                                 10,586        4,692      850                      16,128
Regular C.D.'s                                                1,642        3,885    2,672                       8,199
MMDA                                                         16,611                                            16,611
NOW                                                           2,830                                             2,830
Demand and escrow                                                                                      5,226    5,226
Savings                                                         127                                               127
Canadian $ savings                                              667                                               667
Other liabilities                                            13,695        2,500                       1,031   17,226
Equity                                                                                                 4,403    4,403
                                                             ------       ------    -----     ----    ------   ------
  TOTAL LIABILITIES                                          46,158       11,077    3,522       -     10,660   71,417


           GAP                                                1,424       (7,247)      41   6,471       (689)


           CUMULATIVE GAP                                     1,424       (5,823)  (5,782)    689


           GAP PERCENTAGE                                     1.99%       -8.15%   -8.10%   0.96%

   NOTES:
   (1) Net of bad debt reserve

     PART II OTHER INFORMATION

Item 1. Legal Proceedings

     There are no material pending legal proceedings to which the Company or any of its subsidiaries is party or to which any of their properties are subject.

Item 2. Changes in Securities

     (c) The Company sold in a private placement the following shares of common stock, par value $0.01 per share, at a price of $6.75: 34,815 shares for total aggregate proceeds of $235,000 on March 31, 1997; 7,408 shares for total aggregate proceeds of $50,000 on May 2, 1997. The common stock was sold to four private investors, not otherwise affiliated with the Company, which the Company believes met accredited investor criteria of Regulation D. The Company claimed exemption under the Securities Act of 1933 based on Section 4(2) of said Act. Such claim was based on certain representations and covenants set forth in subscription agreements of the investors indicating, among other matters, their status as accredited investors under Regulation D under said Act and on such investors' agreement to the placement of restrictive legends on the certificates for the shares issued to them. This private placement did not entail the use of an underwriter and there were no underwriting commissions or discounts.

Item 5. Other information

     Parent Company Financial Information

           Certain condensed financial information with respect to University Bancorp, Inc. follows:

                     UNIVERSITY BANCORP, INC. (The Parent)                    25

                      Condensed Balance Sheet (Unaudited)

                                                        March 31,           December 31,
                                                          1997                 1996
                                                        ---------           ------------
ASSETS
Cash and due from banks                                $    162,621        $      41,113
                                                        -----------          -----------
Investment in subsidiary                                  4,683,117            4,529,503
                                                        -----------          -----------
Due from ESOP                                                 1,000                1,000
Securities available for sale (Note 2)                      117,770              114,070
Investment in Michigan BIDCO                                202,417              202,702
Federal income tax receivable                               182,172              173,372
Deferred taxes                                                8,537                8,537
Prepaid expenses and other assets                            29,433               34,040
                                                        -----------          -----------
Total other assets                                          541,329              533,721

  TOTAL ASSETS                                            5,387,067            5,104,337
                                                        ===========          ===========

                                                        March 31,           December 31,
                                                          1997                 1996
                                                        ---------           ------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Note payable                                                950,000              962,500
Accrued interest payable                                     15,180               10,284
Accounts payable                                            164,282              138,443
Due to subsidiary                                            80,342               80,342
                                                        -----------          -----------
     Total Liabilities                                    1,209,804            1,191,569

Stockholders' equity:
  Capital stock and paid in capital                       2,753,459            2,618,459
  Retained earnings                                       1,424,107            1,299,473
  Net unrealized loss on
    available-for-sale securities                              (303)              (5,164)
                                                        -----------          -----------
     Total Stockholders' equity                           4,177,263            3,912,768
                                                        -----------          -----------
     TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY                            $  5,387,067        $   5,104,337
                                                        ===========          ===========

       UNIVERSITY BANCORP, INC. (The Parent)                                  26
       Condensed Statement of Operations
                   (Unaudited)

                                                              For the Three-Month
                                                                   Periods Ended
                                                                   March 31,
                                                              1997             1996
                                                              ----             ----
  Net income (loss) from bank subsidiary                   $   147,695    $  (188,762)
  Gain on sale of investments                                   23,066              -
  Interest income                                                4,483          4,400
  Other income                                                      89          2,472
                                                            ----------     ----------
     Total income (loss)                                       175,333       (181,890)
                                                            ----------     ----------
  Interest expense                                              23,408         22,150
  Legal and Audit Expense                                       15,678         19,205
  Public listing expense                                         2,453              -
  Other expenses                                                17,960         13,988
                                                            ----------     ----------
     Total expenses                                             59,499         55,343
                                                            ----------     ----------
     Income (loss) before income taxes                         115,834       (237,233)
                                                            ----------     ----------
     Income taxes (benefit)                                     (8,800)             -
                                                            ----------     ----------
     Net income (loss)                                         124,634       (237,233)
                                                            ==========     ==========
Primary Net income (loss) per common share
     Primary                                                     $0.10         ($0.19)
                                                            ==========     ==========

     Fully diluted                                          $     0.09         ($0.19)
                                                            ==========     ==========

Dividends declared per share                                $    ---       $  ---
                                                            ==========     ==========



                     UNIVERSITY BANCORP, INC. (The Parent)                    27

                       Condensed Statement of Cash Flows
                                  (Unaudited)

                                                                 For the Three Month
                                                                     Periods Ended
                                                                       March 31,

                                                                   1997          1996
   Reconciliation of net income (loss)
     to net cash used in
     operating activities:
      Net Income (Loss)                                          $  124,634  $  (237,233)
      Depreciation                                                        -          751
      Amortization of Premium on Securities                             285         (120)
      Gain on sale of investments                                   (23,066)           -
      Decrease in receivable from affiliate                               -      (66,750)
      Increase in Other Assets                                       (4,191)        (905)
      Increase(Decrease) in interest payable                          4,896       (9,233)
      Increase in Other Liabilities                                  26,385        7,737
      Subsidiary (income) loss                                     (147,696)     188,763
                                                                  ---------    ---------
        Net cash provided by (used in)
         operating activities                                       (18,753)    (116,990)
                                                                  ---------    ---------

  Cash flow from investing activities:
    Purchase of available for sale securities                       (53,309)     (49,438)
    Proceeds from sale of available for sale securities              71,070            -
                                                                  ---------    ---------
        Net cash provided by (used in)
         investing activities:                                       17,761      (49,438)
                                                                  ---------    ---------

  Cash flow from financing activities:
    Proceeds from bank financing
    Principal payment on notes payable                              (12,500)     (12,500)
    Proceeds from sale of common stock                              135,000       66,750
                                                                  ---------    ---------
        Net cash provided by (used in)
         financing activities:                                      122,500       54,250
                                                                  ---------    ---------
      Net changes in cash and cash equivalents                      121,508     (112,178)

  Cash:
    Beginning of year                                                41,113      239,868
                                                                  ---------    ---------

    End of period                                                $  162,621  $   127,690
                                                                  =========    =========

 Supplemental disclosure of cash flow information:
  Cash paid (received) during the year for:
    Interest                                                     $    9,331  $    20,047
    Income tax                                                   $        -  $         -

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits.

         10.1 Loan Modification Agreement, dated November 21,
              1996, between the Registrant and North Country Bank & Trust (f/k/a First Northern Bank & Trust) (incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

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

                                                UNIVERSITY BANCORP, INC.

Date: May 14, 1997                              /s/ Thomas J. Vandermus
                                                -----------------------
                                               Thomas J. Vandermus
                                               Chief Financial Officer
                                               (On behalf of the registrant
                                               and as
                                               Principal Financial Officer)

       Exhibit Index
       -------------                                             Sequentially
                                                                 Numbered
                                                                 Page
                                                                 ------------


10.1   Loan Modification Agreement, dated November 21,
       1996, between the Registrant and North Country Bank
       & Trust (f/k/a First Northern Bank & Trust)
       (incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

11.    Computation of per share earnings                              30

27.    Financial Data Schedule                                        31