Form 10-Q
period 1997-06-30
UNIVERSITY BANCORP INC /DE/
filed 1997-08-14
CIK 811211

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

   (Mark One)

      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 1997

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

   Yes     X        No
       --------        ----------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


   Common Stock, $0.010 par value             Outstanding at August 12, 1997
                                                    1,310,599 shares


                               page 1 of 62 pages
                 Exhibit index on sequentially numbered page 32

                                  FORM 10-Q                             2

                               TABLE OF CONTENTS


PART I - Financial Information

Item 1. Financial Statements                                    PAGE
        Consolidated Balance Sheets                              3
        Consolidated Statements of Operations                    5
        Consolidated Statements of Cash Flows                    7
        Notes to the Consolidated Financial
             Statements                                          8

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations            9

        Summary                                                  9
        Results of Operations                                   10
        Liquidity and Capital Resources                         23

PART II - Other Information

        Item 1. Legal Proceedings                               27
        Item 2. Changes in Securities                           27
        Item 5. Other Information
                Parent Company Condensed
                   Financial Information                        27
        Item 6. Exhibits & Reports on Form 8-K                  31

Signature                                                       31

Exhibit Index                                                   32


-----------------------------------------------------------------------
     The information furnished in these interim statements reflects all "adjustments and accruals which are, in the opinion of management," necessary for a fair statement of the results for such periods. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year.

Part 1. - Financial Information
Item 1.-  Financial Statements                                           3



                  UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                         Consolidated Balance Sheets
                      June 30,1997 and December 31,1996
                                 (Unaudited)

                                                 June 30                 December 31
                                                  1997                      1996
                                                ---------               ------------
ASSETS

Cash and due from banks                  $       4,910,397             $       1,866,917
Federal funds sold                              11,463,180                    10,683,895
                                               -----------                   -----------

     Total cash and cash equivalents            16,373,577                    12,550,812

Securities available for sale at
market (note 2)                                  3,217,781                     7,346,856

Loans held for sale                              6,436,301                    30,534,574

Loans                                           28,488,449                    20,966,290
Allowance for Loan Loss                           (513,055)                     (297,783)
                                               -----------                   -----------
     Loans, net                                 27,975,394                    20,668,507

Premises and equipment                           1,988,551                     1,955,294
Mortgage servicing rights                        2,428,672                     2,312,436
Investment in and advances to
    Michigan BIDCO                                 858,058                       815,790
Other real estate owned                            597,570                       266,079
Other assets                                     2,753,855                     1,910,331
                                               -----------                   -----------
      Total other assets                         8,626,706                     7,259,930
                                               -----------                   -----------
      TOTAL ASSETS                      $       62,629,759            $       78,360,679
                                                ==========                    ==========


   The accompanying notes are an integral part of the consolidated financial statements.

                  UNIVERSITY BANCORP, INC. AND SUBSIDIARIES             4
                         Consolidated Balance Sheets
                      June 30,1997 and December 31,1996
                                 (Unaudited)

                                                                       June 30                 December 31
                                                                       1997                       1996
                                                                     -----------                ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand - non interest bearing                                 $       2,500,872             $      6,814,000
  Demand - interest bearing                                             20,419,535                  15,786,832
  Savings                                                                  316,478                     976,479
  Time                                                                  28,622,910                  29,529,050
                                                                    --------------               --------------
     Total Deposits                                                     51,859,796                   53,106,361

FHLB advances                                                           2,500,000                     6,000,000
Mortgage escrow                                                           687,824                     1,064,650
Short term borrowings                                                   1,764,218                    12,941,266
Deferred noncompete income                                                 84,572                       102,076
Other liabilities                                                       1,227,731                     1,032,130
                                                                   --------------                --------------
     Total Liabilities                                                 58,124,141                    74,246,483
                                                                   --------------                --------------

Minority Interest                                                        210,552                        201,427

Stockholders' equity:
  Preferred Stock, $0.001 par value;
   Authorized - 500,000 shares;
    issued 0 shares in both 1997 and 1996                                      -                              -
  Common stock, $0.01 par value;
   Authorized - 2,500,000 shares;
    issued 1,379,364 shares in 1997
    and 1,295,366 shares in 1996                                          13,794                         12,954
  Treasury Stock - 68,765 shares in 1997
    and 1996                                                            (300,883)                      (300,883)
  Additional Paid-in-Capital                                           3,454,562                      2,906,389
  Retained earnings                                                    1,106,740                      1,299,473
  Net unrealized gain/(loss) on securities
   available for sale, net of tax
   of $10,742 in 1997, and
   ($2,659) in 1996.                                                      20,853                         (5,164)
                                                                  --------------                  --------------
     Total Stockholders' equity                                        4,295,066                       3,912,769
                                                                  --------------                  --------------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                                   $       62,629,759              $       78,360,679
                                                                  ==============                  ==============

   The accompanying notes are an integral part of the consolidated financial statements.

                  UNIVERSITY BANCORP, INC. AND SUBSIDIARIES                5
                      Consolidated Statements of Income
                                 (Unauditied)

                                                                For the Three                            For the Six Month
                                                                Periods Ended                             Periods Ended
                                                        June 30,              June 30,              June 30,         June 30,
                                                         1997                  1996                  1997              1996
                                                       ----------           -----------           -----------        ----------
Interest income:
  Interest and fees on loans                          $       1,071,185     $       797,007        2,031,354     $       1,200,978
  Interest on securities:
   U.S. Treasury Securities                                          -               28,293                -                32,904
   U.S. Government agencies                                     90,178              123,319          184,772               297,373
   Other securities                                             20,793               21,108           41,362                34,457
   Interest on bank deposits                                     8,155               11,625           15,762                24,690
   Interest on federal funds                                    76,515               36,883          140,662                92,927
                                                         -------------         ------------     ------------          ------------
     Total interest income                                   1,266,826            1,018,235        2,413,912             1,683,329
                                                         -------------         ------------     ------------          ------------
Interest expense:
  Interest on deposits:
   Demand deposits                                             251,197              112,055          480,760               157,258
   Savings deposits                                              4,266               19,595           10,703                43,369
   Time certificates of deposit                                425,857              383,943          813,783               686,705
   Bank and other short term borrowings                        163,037              169,243          324,523               341,733
                                                         -------------         ------------     ------------          ------------
     Total interest expense                                    844,357              684,836        1,629,769             1,229,065

                                                         -------------         ------------     ------------          ------------
     Net interest income                                       422,469              333,399          784,143               454,264

Provision for loan losses                                     216,500               18,000           239,000                30,000
                                                        -------------         ------------      ------------          ------------
     Net interest income after
       provision for loan losses                              205,969              315,399           545,143               424,264
                                                        -------------         ------------      ------------          ------------
Other income:
  Net security gains (losses)                                  30,066                9,340             7,715                95,861
  Decrease in market value of
     loans held for sale                                       (8,902)             (75,697)          (12,641)             (165,388)
  Service charges and fees                                      1,465                6,917             5,849                 7,513
  Foreign exchange income                                     (13,787)              12,364            (6,527)               30,852
  Mortgage banking income                                   1,225,690              541,742         2,672,048               835,801
  Profit from equity investment in
    Michigan BIDCO                                             38,704               20,000            43,522                40,000
  Other                                                        46,067               60,342           119,943               104,109
                                                        -------------         ------------      ------------          ------------
     Total other income                                     1,319,303              575,008         2,829,909               948,748
                                                       -------------          ------------      ------------          ------------

   The accompanying notes are an integral part of the consolidated financial statements.

                  UNIVERSITY BANCORP, INC. AND SUBSIDIARIES             6
                Consolidated Statements of Income (continued)
                                 (Unaudited)



                                                            For the Three Month                         For the Six Month
                                                              Periods Ended                               Periods Ended
                                                      June 30,              June 30,              June 30,              June 30,
                                                       1997                   1996                  1997                  1996
                                                     ----------            ----------             ---------            ----------
Other expenses:
  Salaries and wages                            $       1,220,413     $       531,605               2,074,035     $       902,432
  Employee benefits                                       158,921              93,236                 272,919             151,256
  Occupancy, net                                           96,482              77,695                 200,281             148,941
  Taxes other than income                                   8,580               6,958                  15,393              11,756
  Data processing and equipment expense                    99,736              94,392                 195,309             167,126
  Correspondent bank service charges                        4,664               4,470                  14,014               8,649
  Advertising                                              27,217              43,207                  63,290              69,259
  Net expense of other real estate owned                   (2,570)                602                  (6,360)              1,016
  FDIC insurance                                            1,066                 500                   3,064               1,000
  Legal and audit expense                                  45,343              72,307                 113,471             129,351
  Other operating expenses                                418,903             266,357                 804,567             448,023
                                                     ------------          ----------             -----------         -----------
     Total other expenses                               2,078,755           1,191,329               3,749,983           2,038,809
                                                     ------------          ----------             -----------         -----------
Income (Loss) before income taxes                        (553,483)           (300,922)               (374,931)           (665,797)
                                                     ------------          ----------             -----------         -----------
Income taxes (benefit)                                   (226,970)           (116,181)               (173,052)          (243,823)
                                                     ------------          ----------             -----------         -----------
     Net Income (Loss)                           $       (326,513)     $     (184,741)               (201,879)     $    (421,974)
                                                     ============          ==========             ===========         ==========

Earnings (loss) per common share (Note 1)                  ($0.26)             ($0.15)                 ($0.16)            ($0.34)
                                                     ============          ==========             ===========         ==========

Weighted average shares outstanding (Note 1)            1,264,930           1,250,843               1,246,084          1,249,524
                                                     ============          ==========             ===========         ==========
Dividends declared per share                       $ ---                  $ ---                    $ ---                  $ ---
                                                     ============          ==========             ===========         ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                   UNIVERSITY BANCORP, INC. AND SUBSIDIARY                 7

                    Consolidated Statements of Cash Flows
                                 (Unaudited)

                                                                    For the Six-Month
                                                                     Periods Ended
                                                                        June 30,
                                                                1997                    1996
                                                               --------                --------
Cash flow from operating activities:
Net income (loss)                                       $       (201,879)             $       (421,974)
Adjustments to reconcile net income to net
  cash from operating activities:
    Depreciation and amortization                                201,559                       251,173
    Provision for loan loss                                      239,000                        30,000
    Mortgage loans originated for sale                      (162,322,413)                 (127,676,772)
    Proceeds from sale of loans and mortgage backed
      trading securities                                     187,959,745                   108,051,816
    Net loss/(gain) on loan sales and securitization          (1,756,153)                     (345,150)
    Market adjustment on loans held for sale                      23,061                             0
    Net amortization/accretion on securities                       9,198                        (25,241)
    Loss/(Gain) on sale of securities available for sale          (7,715)                       (95,861)
    Loss/(Gain) on sale of trading account securities                                            62,336
    Proceeds from sale of trading account securities                   0                      8,948,897
    Change in:
      Investment in Northern Michigan BIDCO                      (42,268)                       (39,469)
      Purchased mortgage servicing rights                       (116,236)                      (386,251)
      Other real estate                                         (331,491)                       130,596
      Increase in other assets                                  (843,524)                      (514,849)
      Increase/(Decrease) in other liabilities                   193,597                       1,322,104
                                                            ------------                    ------------
       Net cash from (used in)
         operating activities                                 23,004,481                     (10,708,645)
                                                            ------------                    ------------
    Cash flow from investing activities:
      Purchase of securities available for sale               (1,890,921)                     (9,079,973)
      Proceeds from sales of securities available
       for sale                                                5,879,886                       8,627,779
      Loans granted net of repayments                         (7,522,159)                     (6,048,597)
      Premises and equipment expenditures                       (185,238)                       (744,389)
      Principal paydowns on securities available
       for sale                                                  313,142                       5,622,375
                                                            ------------                    ------------
       Net cash from (used in)
         investing activities                                 (3,405,290)                    (1,622,805)
                                                            ------------                    ------------
    Cash flow from financing activities:
      Net increase (decrease) in deposits                     (1,246,565)                    17,872,548
      Net increase(decrease) in mortgage escrow accounts        (376,826)                       492,964
      Principal payment on notes payable                         (25,000)                       (25,000)
      Net decrease in other short term borrowings             (14,677,048)                   (3,000,000)
      Issuance of common stock                                    549,013                        66,750
                                                             ------------                  ------------
       Net cash from
         financing activities                                 (15,776,426)                   15,407,262
                                                             ------------                  ------------
          Net change in cash and
            cash equivalents                                    3,822,765                     3,075,812

   Cash and cash equivalents:
     Beginning of period                                       12,550,812                     1,937,631
                                                             ------------                  ------------
     End of period                                     $       16,373,577             $       5,013,443
                                                             ============                  ============

     Supplemental disclosure of cash flow information:

     Cash paid for interest expense                    $        1,879,692             $       1,166,519
     Cash paid (received) for income taxes                              -                             -



         The accompanying notes are an integral part of the financial statements.

          UNIVERSITY BANCORP, INC. AND SUBSIDIARIES                           8
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
          JUNE 30, 1997


(1) General

     See note 1 of Notes to Financial Statements incorporated by reference in the Company's 1996 Annual Report on Form 10-K for a summary of the Company's significant accounting policies.
     The unaudited financial statements included herein were prepared from the books of the Company in accordance with generally accepted accounting principles and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company's 1996 Annual Report on Form 10-K. The current interim periods reported herein are included in the fiscal year subject to independent audit at the end of the year.
     Earnings per share is calculated based on the weighted average number of common shares outstanding during each period as follows: 1,264,930 and 1,246,084, and 1,250,843 and 1,249,524 for the three and six months ended June 30, 1997 and 1996, respectively. Stock options are not dilutive and are not included in earnings per share calculations.

(2) Securities available-for-sale

     The Bank's securities available-for-sale portfolio at June 30, 1997 had a net unrealized loss of approximately $6,000 versus an unrealized gain at March 31, 1997 of approximately $1,000, and a net unrealized loss of approximately $8,000 at December 31, 1996. The securities portfolio continues to shrink to provide for increased loan demand.

Securities available for sale
                                      June 30, 1997
                      ----------------------------------------------
                                                Gross      Estimated
                              Amortized       Unrealized        Fair
(in thousands)                     Cost      Gains  Losses     Value
--------------------------------------------------------------------
U.S. agency mortgage-backed       1,636         31       -     1,667
Other agency mortgage-backed        628          -     (37)      591
U.S. agency equity                  848          -       -       848
Other equity                         75         37       -       112
--------------------------------------------------------------------
Total investment securities
  available for sale          $   3,187      $  68  $  (37)  $ 3,218
                              =========      =====  ======   =======

                                      December 31, 1996
                      ----------------------------------------------

                                                Gross
                              Amortized       Unrealized        Fair
(in thousands)                     Cost      Gains  Losses     Value
--------------------------------------------------------------------
U.S. agency mortgage-backed   $   5,367      $  38  $  (30)  $ 5,375
Other agency mortgage-backed        681          -     (35)      646
Other mortgage-backed               367          -      (3)      364
U.S. agency equity                  848          -       -       848
Other equity                         92         22       -       114
--------------------------------------------------------------------
Total securities
  available for sale          $   7,355      $  60  $  (68)  $ 7,347
                              =========      =====  ======   =======



   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY

     For the three months ended June 30, 1997, a net loss of $326,513 was realized versus a net loss of $184,741 in the same period in 1996. Net interest income increased to $422,469 in the 1997 period from $333,399 in the 1996 period, and other income was $1,319,303 in the 1997 period versus $575,008 in the 1996 period. The increase in net loss was primarily the result of a $194,000 special loan loss provision, $145,000 in one-time additional profit-sharing expense at Varsity Mortgage resulting from a restructuring of the Varsity Mortgage operating agreement and a faster rate of accrual of bonus under the Bank President's five year employment contract in the amount of $210,000 during the quarter. Other operating expense increased to $2,094,255 in the 1997 period from $1,191,329 in the 1996 period.
     For the six months ended June 30, 1997, a net loss of $201,879 was realized versus a net loss of $421,974 in the same period in 1996. Net interest income increased to $784,143 in the 1997 period from $454,264 in the 1996 period, and other income was $2,829,909 in the 1997 period versus $948,748 in the 1996 period. Other operating expense increased to $3,765,483 in the 1997 period from $2,038,809 in the 1996 period.
     The decreased net loss in the six months ended June 30, 1997 versus the 1996 period were principally due to increased fee based income and increased net interest income. The improved results were caused by improvements in the underlying operating results of the Bank's mortgage banking subsidiaries, increased net interest margin in the Bank's retail operations, and $426,797 in gains from the sale of loans from the Bank's own mortgage banking wholesale operations. Partially offsetting these positive factors were the special loan loss reserve provision, one-time profit-sharing expense and accelerated contract bonus accrual noted in the three months period comparison, above. The 1996 period also reflected initial start-up losses of the Ann Arbor main office, which opened February 6, 1996.

     The following table summarizes the pre-tax income (loss) of each profit center of the Company for the six months ended June 30, 1997 and 1996 (in thousands):


SIX MONTHS ENDED JUNE 30, 1997 PRE-TAX INCOME (LOSS) SUMMARY
Banking
     Community & mortgage banking                                         $(500)
     Midwest Loan Services                                                   37
     Varsity Mortgage & Varsity Funding                                     148
Equity in the earnings of Michigan BIDCO                                     44
Corporate Office                                                           (104)
                                                                          -----
Total                                                                     $(375)



SIX MONTHS ENDED JUNE 30, 1996 PRE-TAX INCOME (LOSS) SUMMARY
Banking
     Community & mortgage banking                                         $(693)
     Midwest Loan Services                                                   (1)
     Varsity Mortgage & Varsity Funding                                      60
Equity in the earnings of Michigan BIDCO                                     40
Corporate Office                                                            (72)
                                                                          -----
Total                                                                     $(666)



RESULTS OF OPERATIONS

Net Interest Income

     Net interest income increased to $422,469 for the three months ended June 30, 1997 from $333,399 for the three months ended June 30, 1996. Net interest income rose from the year ago period because of an increase in the average balance of loans and a decrease in the percentage cost of interest bearing liabilities. In addition, the yield on interest earning assets increased to 9.73% in the 1997 period from 8.21% in the 1996 period. The cost of interest bearing liabilities was unchanged at 5.91% in the 1997 period, causing net interest income as a percentage of total earning assets to increase to 3.25% from 2.69% in the 1996 period.
     For the six month period ended June 30, 1997, net interest income increased to $784,143 from $454,264 in the 1996 period. The yield on interest earning assets increased to 9.43% in the 1997 period from 7.82% in the 1996 period. The cost of interest bearing liabilities decreased to 5.85% in the 1997 period from 6.00% in 1996 period, resulting in an increase in net interest income as a percent of total average earning assets to 3.06% from 2.11%.

Interest income

     Interest income increased to $1,266,826 in the quarter ended June 30, 1997 from $1,018,235 in the quarter ended June 30, 1996. The average volume of interest earning assets increased to $52,054,913 in the 1996 period from $49,602,663 in the 1996 period, an increase of 4.9%. The increased volume of earning assets was due to a 16.7% increase in loans, only partially offset by a decline in investment securities. Interest income increased as a result of an increase in earning assets and the yield on earning assets. The overall yield on earning assets increased to 9.73% from 8.21%, as more earning assets were invested in loans, and lower yielding investment securities were sold to fund loan growth.
     Interest income increased in the six months ended June 30, 1996 from $1,683,329 to $2,413,912 in the six months ended June 30, 1997. The average volume of interest earning assets increased from $43,040,892 in the 1996 period to $51,221,509 in the 1997 period, an increase of 19.0%. The increase in interest income was attributable to the increase in the volume of earning assets and an increase in the average yield on earning assets. The overall yield on earning assets increased from 7.82% to 9.43%, as more earning assets were invested in loans, and lower yielding investment securities were sold to fund loan growth. The increases in loans are the result of the new activity generated from the Bank's Ann Arbor office and the activity generated by Varsity Funding and Varsity Mortgage.
     The average volume of securities and investments in the three months ended June 30, 1997 decreased 23.6% over the same period in 1996, as the Bank sold investment securities to fund loan growth. In the six month period, the average volume of securities and investments decreased 27.9% over the same period in 1996, as the Bank sold investment securities to fund loan growth.
     The yield increased from 6.10% in the three month period ended June 30, 1996 to 7.06% in the 1997 period. The increase in yields was in line with the general increase in short term interest rates between 1996 and 1997, partially offset by an increase in lower yielding fed funds for liquidity management purposes. In the six month periods, the yield increased from 5.89% in the 1996 period to 6.47% in the 1997 period. The increase in yields was the result of the same factors as in the three month period. The overall yield on the investments was restrained by the increased amount of fed funds the Bank has maintained during 1997, as a result of the increased loan origination activity associated with the Bank's Ann Arbor office, Varsity Funding and Varsity Mortgage.

Interest Expense

     Interest expense increased to $844,357 in the three months ended June 30, 1997 from $684,836 in the 1996 period. The increase was due to an increase in interest bearing liabilities as a result of the growth of the Bank's Ann Arbor operation, only partially offset by a decrease in wholesale funds and borrowings. The cost of funds was unchanged at 5.91% in the 1997 period from the 1996 period. The average volume of interest bearing liabilities increased 23.2% in the 1997 period versus the 1996 period.
     In the six month periods ending June 30, 1997 and 1996, interest expense increased to $1,629,769 in 1997 from $1,229,065 in the 1996 period. The increase was due to the same factors as in the three months periods discussed above, partially offset by a decline in the cost of funds. The cost of funds decreased to 5.85% in the 1997 period from 6.00% in the 1996 period. The average volume of interest bearing liabilities increased 36.0% in the 1997 period versus the 1996 period. The increase in deposits is a result of the increased deposit activity associated with the Bank's Ann Arbor office. As of August 6, 1997 (the eighteen month anniversary date of the opening of the Ann Arbor office), a total of just over $31,500,000 in new deposits had been generated in the Ann Arbor office.

                       DAILY AVERAGE BALANCE SHEET AND
                          INTEREST MARGIN ANALYSIS

     The following tables summarize daily average balances, revenues from earning assets, expenses of interest bearing liabilities, their associated yield or cost and the net return on earning assets for the three and six months ended June 30, 1997 and 1996.

                                                                              13

                                           Three Months Ended June 30,
                              ----------------------------------------------------------------
                                   1997                             1996
                              -------------------------------  -------------------------------
                                            Interest  Average                Interest   Average
                                 Average     Income/  Yield/      Average     Income/   Yield/
                                 Balance     Expense    Rate      Balance     Expense   Rate
ASSETS
Interest Earning Assets:
  Short Term Investments:
    Interest Bearing Deposit $   672,605 $     8,155    4.85%  $  1,052,677  $   11,625    4.42%
    Federal Funds Sold         4,535,797      62,823    5.54%     2,872,448      36,883    5.14%

  Securities:
    Non-taxable (1)                    -           -       -              -           -       -
    Taxable                    5,875,726     124,663    8.49%    10,574,961     172,720    6.53%
                             ----------- -----------  ------   ------------  ---------- -------
  Total Securities            11,084,128     195,641    7.06%    14,500,086     221,228    6.10%
                             ----------- -----------  ------   ------------  ---------- -------
  Loans:
    Commercial                12,821,639     267,756    8.35%     5,918,915     146,837    9.92%
    Real Estate Mortgage      23,567,143     688,784   11.69%    26,968,583     583,503    8.65%
    Installment/Consumer       4,582,003     114,645   10.01%     2,215,079      66,667   12.04%
                             ----------- -----------  ------   ------------  ---------- -------
  Total Loans                 40,970,785   1,071,185   10.46%    35,102,577     797,007    9.08%
                             ----------- -----------  ------   ------------  ---------- -------
Total Interest Bearing Assets 52,054,913   1,266,826    9.73%    49,602,663   1,018,235    8.21%
                             ----------- -----------  ------   ------------  ---------- -------
Less allowance for possible
  loan losses & deferred fees   (333,842)                          (331,575)
                             -----------                       ------------
                              51,721,071                         49,271,088

Mortgage servicing rights      2,412,980                          3,078,194
Non earning assets             6,553,457                            584,359
                             -----------                       ------------
     Total Assets            $60,687,508                       $ 52,933,641
                             ===========                       ============



LIABILITIES
Interest Bearing Liabilities:
  Deposit Accounts:
    Now/S-Now                $ 2,978,844 $    36,167    4.86%$ $    422,033  $    5,320    5.04%
    Savings                      110,009         690    2.51%        81,225         502    2.47%
    Canadian Dollar Savings      605,963       3,576    2.36%     1,490,797      19,093    5.12%
    Time                      26,752,691     425,857    6.37%    25,539,678     383,943    6.01%
    Borrowed Funds             8,791,209     139,710    6.36%     9,635,360     147,062    6.11%
  Money Market Accounts       16,951,616     215,030    5.07%     8,221,038     106,735    5.19%
  Holding Company Debt           940,000      20,923    8.90%       986,000      22,181    9.00%
                             ----------- -----------  ------   ------------  ---------- -------
     Total interest bearing
      liabilities            $57,130,332     841,953    5.89%  $ 46,376,131     684,836    5.91%
                              ---------- -----------  ------   ------------  ---------- -------
Net interest income                      $   424,873                         $  333,399
                                         ===========                         ==========
Weighted average rate spread                            3.84%                              2.30%
                                                       =====                            =======
Net yield on average earning
  assets                                                3.26%                              2.69%

(1)  Actual yields; not adjusted for tax-equivalent yields
(2) For purposes of computing average yields on the loan portfolio as presented in the above analysis, loans on non-accrual status are included in the average loan balances.

                                                                              14

                                                              Six Months Ended June 30,
                                         ------------------------------------------------------------------------------------
                                               1997                                    1996
                                         --------------------------------         -------------------------------------------
                                                        Interest    Average                           Interest        Average
                                             Average     Income/     Yield/            Average          Income/         Yield/
                                             Balance     Expense      Rate             Balance         Expense           Rate
ASSETS
Interest Earning Assets:
  Short Term Investments:
    Interest Bearing Deposits            $   669,191   $    15,762     4.71%$     $  1,046,828     $    24,690           4.72%
    Federal Funds Sold                     4,736,243       140,662     5.94%         3,608,546          92,927           5.15%

  Securities:
    Non-taxable (1)                                -             -        -                  -               -              -
    Taxable                                6,415,145       226,134     7.05%        11,728,818         364,734           6.22%
                                         -----------   -----------  -------       ------------     -----------        -------
  Total Securities & Investments          11,820,579       382,558     6.47%        16,384,192         482,351           5.89%
                                         -----------   -----------  -------       ------------     -----------        -------
  Loans:
    Commercial                            11,876,210       530,920     8.94%         4,660,916         231,487           9.93%
    Real Estate Mortgage                  23,321,137     1,291,963    11.08%        19,964,438         870,711           8.72%
    Installment/Consumer                   4,203,583       208,471     9.92%         2,031,346          98,780           9.73%
                                         -----------   -----------  -------       ------------     -----------        -------
  Total Loans                             39,400,930     2,031,354    10.31%        26,656,700       1,200,978           9.01%
                                         -----------   -----------  -------       ------------     -----------        -------
Total Interest Bearing Assets             51,221,509     2,413,912     9.43%        43,040,892       1,683,329           7.82%
                                         -----------   -----------  -------       ------------     -----------        -------
Less allowance for possible
  loan losses & deferred fees               (273,879)                                 (336,876)
                                         -----------                              ------------
                                          50,947,630                                42,704,016

Mortgage servicing rights                  2,403,974                                 3,003,773
Non earning assets                         6,010,802                                   677,853
                                         -----------                              ------------
   Total Assets                          $59,362,406                              $ 46,385,642
                                         ===========                              ============


LIABILITIES
Interest Bearing Liabilities:
  Deposit Accounts:
    Now/S-Now                            $ 2,820,842   $    68,643     4.87%      $    372,007     $     9,359           5.03%
    Savings                                  111,064         1,384     2.49%            55,207             685           2.48%
    Canadian Dollar Savings                  783,683         9,319     2.38%         1,540,036          42,684           5.54%
    Time                                  26,044,926       813,783     6.25%        22,586,228         686,705           6.08%
    Borrowed Funds                         8,959,182       277,788     6.20%         9,817,680         297,402           6.06%
  Money Market Accounts                   16,050,196       412,117     5.14%         5,612,685         147,899           5.27%
  Holding Company Debt                       937,500        43.331     9.46%           985,000          46,735           9.49%
                                         -----------   -----------  -------       ------------     -----------        -------
      Total interest bearing
        liabilities                      $55,707,393     1,627,769     5.84%$       40,968,843       1,231,469           6.01%
                                         -----------   -----------  -------       ------------     -----------        -------
Net interest income                                    $   786,547                                 $   451,880
                                                       -----------                                 -----------
Weighted average rate spread                                           3.58%                                             1.81%
                                                                     -------                                          -------
Net yield on average earning
  assets                                                               3.06%                                             2.10%

(1)  Actual yields; not adjusted for tax-equivalent yields
(2) For purposes of computing average yields on the loan portfolio as presented in the above analysis, loans on non-accrual status are included in the average loan balances.

Allowance for Loan Losses

     The monthly loan loss allowance remained at a rate of $7,500 in the second quarter of 1997. In the 1996 period, the monthly allowance was increased in February 1996 from $400 to $6,000. The increased monthly allowance for loan losses is the result of management's desire to build reserves, as new loans are originated in Ann Arbor. A special loan loss allowance of $194,000 was charged to income in June 1997 as directed by the Bank's regulatory examiners. They required the special allowance as a result of ratio analysis rather than specific loan problems, expected loan losses or actual loss experience. The Bank had net loan loss recoveries of $5,273 in the six month period ended June 30, 1997 versus net loan losses of $31,634 in the six month period ended June 30, 1996.


                               Three Months Ended    Six Months Ended
                                    June 30,             June 30,
                               1997          1996    1997        1996
                               ------------------------------------------
Allowance for loan losses       $ 216,500  $  18,000  $ 239,000  $ 30,000
Loan charge-offs                  (16,731)   (33,662)   (17,772)  (35,834)
Recoveries                         19,427      1,016     23,045     4,200
                                ---------  ---------  ---------  --------
Net increase (decrease)
  in allowance                  $ 219,196  $ (14,646) $ 244,273  $ (1,634)
                                =========  =========  =========  ========


                                  At           At            At
                               June 30,      March 31,    December 31,
                                 1997          1997          1996
                               -----------------------------------------
Total loans (1)                $28,488,449  $23,424,375  $20,966,290
Reserve for loan losses            513,055      322,860      297,783
Reserve/Loans, % (1)                 1.80%        1.38%        1.42%

(1) Excludes loans held for sale.

     The following schedule summarizes the Company's nonperforming loans for the periods indicated:


                              At        At          At
                            June 30,  March 31,  December 31,
                             1997      1997        1996

                           -----------------------------------------
Past due 90 days and over
    and still accruing:
  Real estate                337,879    234,352    226,144
  Installment                 24,331     45,044     34,096
  Commercial                  94,738     64,717     29,479
                           ---------  ---------  ---------
    Subtotal                 456,948    344,113    289,719

Nonaccrual loans:
  Real estate                578,725    506,376    336,468
  Installment                      -      1,840      1,968
  Commercial                  85,263     83,277    125,761
                           ---------  ---------  ---------
    Subtotal                 663,988    591,493    464,197

Other real estate
 owned (2)                   597,570    636,987    266,079
                           ---------  ---------  ---------

Total                      1,718,506  1,572,593  1,019,995

As % of loans (1)               6.03%      6.71%      4.86%
Ratio of reserve for loan
  losses to all loans
  90 days and over              45.8%      34.5%      39.5%


(1) Excluding loans held for sale.

(2) Other real estate owned at June 30, 1997, March 31, 1997 and December 31, 1996 includes a commercial development site in Sault Ste. Marie, Michigan. Based upon its assessment of current market conditions, management believes the 16-acre site where a former loan office is located has a fair market value substantially more than its carrying cost of $266,079. This property is carried as other real estate owned in the Company's financial statements since it is surplus to the Bank's requirements. While it is management's goal to sell this site in 1997, and the Bank is in negotiations at this time to sell a significant portion of the property, there is no assurance that a sale will be consummated.

     The increases in non-performing assets mainly relate to loans originated for the secondary market which have become delinquent and are either under modification agreements to bring the loans current or in the process of foreclosure. With the exception of one $42,470 commercial real estate building, the other real estate owned, other than the property mentioned above, is residential single family properties. Based upon management's review of appraisal information and current broker price opinions, management believes that with few exceptions, the Bank is well secured with respect to these loans and the other real estate owned which is carried at cost. The Bank's greatest loan credit risks relate to the commercial and home equity/installment loan portfolios, and these levels were similar at June 30, 1997, March 31, 1997 and December 31, 1996, although non-accrual commercial loans (perhaps the highest credit risk category of loans) decreased 32.2% during the period.
     Economic conditions in the Bank's primary market area in Ann Arbor were strong in the period. The Sault Ste. Marie area appears not to be growing.
The Newberry area appears to be rapidly growing because of the establishment of a major prison complex in the town by the State Department of Corrections. A new expansion of the prison is now occurring.
     Management believes that the current reserve level and the ongoing reserve for loan losses is adequate to absorb losses inherent in the loan portfolio, although the ultimate adequacy of the reserve is dependent upon future economic factors beyond the Company's control. A downturn in the general nationwide economy will tend to aggravate, for example, the problems of local loan customers currently facing some difficulties, and could decrease residential home prices. A general nationwide business expansion could conversely tend to diminish the severity of any such difficulties.

Non-Interest Income

     Total non-interest income increased from $575,008 for the three months ended June 30, 1996 to $1,319,303 for the three months ended June 30, 1997.
The increase was principally a result of a $683,948 increase in the Bank's mortgage banking income.
     Total non-interest income increased to $2,829,909 for the six months ended June 30, 1997 from $948,748 for the six months ended June 30, 1996. The increase was principally a result of a $1,836,247 increase in the Bank's mortgage banking income.

     Securities. During the six months ended June 30, 1997, securities totalling $5,774,430 were sold from the Bank's available-for-sale securities portfolio with gross realized losses of $63,166 and gains of $35,310. During the first half, the Bank sold most of its COFI-index and LIBOR-index linked adjustable rate mortgage-backed securities. Taking into account realized and unrealized gains and losses on the securities portfolio, during the first half of 1997, the yield on the Company's investment securities portfolio was 8.74%. During the six months ended June 30, 1997, securities totalling $138,883 were sold from the Company's available-for-sale securities portfolio with gross realized gains of $35,571 and no losses.

     Mortgage Banking. Mortgage banking income increased to $1,225,690 in the three months ended June 30, 1997 from $541,742 in the three months ended June 30, 1996. Sharply increased loan purchase and origination volumes during the 1997 period as well as the gain on sale of participation certificates in sub-performing home equity loans (see the discussion of the "RTC Loan Pool" below) were offset by a decrease in return from the Bank's investment in FHLMC and FNMA single family mortgage loans serviced for others, as a result of amortization of servicing right assets due to mortgage payoffs. There was also a lower of cost or market adjustment of $8,902 charged against income in the 1997 period to mark the mortgages held for sale to the lower of cost or market, versus a charge of $75,697 in the 1996 period.
     Although loan purchase and origination volumes increased during the period, the amount of loans held for sale at June 30, 1997 decreased 78.9% from the level at December 31, 1996 as management changed its operating procedures so that more loans held for sale which were purchased or originated just prior to month-end were pooled or sold prior to month-end. This also decreased the need for temporary month-end short term borrowings, which dropped 86.4% at June 30, 1997 from the amount at December 31, 1996. Management anticipates that the restructuring of the Varsity Mortgage operating agreement (see below) will further reduce average daily volumes of loans held for sale per unit of monthly volume, and reduce the Bank's need for temporary short term borrowings secured by loans held for sale.
     At June 30, 1997, the Bank and its subsidiaries owned the right to service $204,178,439 of FHLMC, FNMA and private conduit mortgages for others, of which approximately 37% was owned by Midwest Loan Services, and the remainder by the Bank. The following table summarizes the portfolio by type and mortgage note rate:

            Interest Rate Stratification of the Company's Servicing

($ in 000s)                                         FIXED RATE - BY MATURITY
                                        ----------------------------------------
MORTGAGE RATE (%)              ARMs     UNDER 10          10-25       OVER 25

9.00 and up                  1,103         41               325         3,822
8.50 - 8.99                  6,780        480             1,337        13,063
8.00 - 8.49                  5,281        508             2,943        29,360
7.50 - 7.99                    537        787             8,321        62,065
7.00 - 7.49                    259      1,152            17,711        22,590
6.50 - 6.99                      -        741            10,084         8,316
6.00 - 6.49                    234        398             1,887         1,238
under 6.00                   2,799         17                 -             -
                            ------     ------           -------       -------
                            16,993      4,124            42,608       140,454

Current market
 interest rates               6.38%      7.38%             7.38%         7.88%
Average annual
 servicing fee                0.47%      0.29%             0.27%         0.26%

     Interest rates have been very stable for nearly seventeen months. If interest rates were to decline to levels briefly seen during the Summer of 1993, the portfolio would experience significant refinancings and payoffs, which would hurt income. Based on recent comparable sales and indications of market value from industry brokers, management believes that the current market value of the Bank's portfolio of mortgage servicing rights approximates cost. Subsequent to quarter-end, management entered into an agreement to sell approximately $83,900,000 of the Bank's servicing rights portfolio at a price which approximates cost, prior to sale expenses. Market interest rate conditions can quickly affect the value of mortgage servicing rights in a positive or negative fashion, as long term interest rates rise and fall.
     At June 30, 1997, the Bank had outstanding purchase commitments to buy single family FHLMC qualifying mortgage loans of $31,098,000 and outstanding forward commitments to deliver FHLMC mortgage-backed securities of $12,500,000, substantially all of which commitments were for delivery within three months or less.

                      Servicing Rights Held by the Company


(amounts in $000s)                June 30,  March 31,  December 31,
                                   1997      1997         1996
                                  ---------------------------------
Total servicing (1)               204,178     208,104     214,046
Book value of servicing             2,429       2,408       2,312
Estimated market value
  of servicing:
  Management estimate (2)           2,528       2,504       2,371
  Discounted cash flow (3)          2,644       2,730       2,466
Estimated excess of market
  over book value (4)              215-99      322-96      154-59


(1) Excludes servicing related to FHLMC and FNMA qualified loans held for delivery.
(2)  Assumes a price based upon market transactions at June 30, 1997, March
      31, and December 31, 1996 of 4.7x, 4.9x and 4.9x (4.9 times the servicing fee) for 30-year servicing, 3.6x, 3.75x and 3.75x for 15-year servicing, 2.2x, 2.3x and 2.3x for Balloon servicing and 2.1x, 2.1x and 2.1x for ARM servicing, respectively. Excess servicing is discounted from these amounts at a multiple of one times the servicing fee.
(3) Uses net present value analysis of future cash flows, discounted back at 13.14%.
(4)  Range based upon the two methods used in (2) and (3), above.

      During the period ended June 30, 1997 purchases and sales of mortgage servicing rights by third-parties evidenced a stable trend in price which mirrored the generally stable interest rates throughout the period. Subsequent to June 30, 1997, the value of servicing rights decreased as interest rates fell briefly to new cycle lows and then rose again.
     RTC Loan Pool. In mid-March 1995, the Bank purchased four Participation Certificates in sub-performing home equity loans with approximately $6,600,000 in unpaid principal balance and $1,000,000 of unpaid accrued interest from a private investor group (which had purchased them from the Resolution Trust Corporation (RTC)) for approximately $1,903,000 (the "RTC Loan Pool"). In September 1996 an additional $700,000 in home equity loans purchased from a home equity loan originator were added to the RTC Loan Pool as a fifth Participation Certificate at a cost of $115,000.
     Substantially all of the remaining loans underlying the first four Participation Certificates were sold as of March 28, 1997 for $1,725,000. As a result the Bank's investment in the RTC Loan Pool was reduced to zero, and the balance of the proceeds from the sale, per the terms of the RTC Loan Pool acquisition agreement, was split 50/50 with the servicer of the RTC Loan Pool. The Bank's gain on this transaction to date is $426,797.
     In mid-1996, the servicer submitted a request to the RTC for a $650,000 refund of loans that had previously been paid off, but were included in the RTC Loan Pool, pursuant to the original purchase agreement. If received, this amount would be split 50/50 with the RTC servicer of the RTC Loan Pool. In April 1997, the servicer was notified that the RTC had accepted the refund request in the amount of $300,000 with a request for additional information regarding the remaining $350,000 which has since been submitted. No monies will be paid by the RTC however, until the entire refund request is finalized. The Bank has not yet booked any of this receivable as income. Additional proceeds are anticipated from residential real estate related assets owned and the loans underlying the Fifth Participation Certificate, all with a carrying value of $215,000. If realized, any of the amounts received would also be split 50/50 with the servicer of the RTC Loan Pool, and any amount received by the Bank would be income.

     Varsity Mortgage. The Bank restructured the agreement with the managers of Varsity Mortgage as of April 1, 1997. Under the revised agreement, the Bank will have an ongoing profit participation equal to 50% of the net income of Varsity Mortgage. Previously, the Bank's future profit participation was capped at an amount related to its investment. The Bank also lowered it's capital investment in Varsity Mortgage to $300,000 and extended a line of credit in the amount of $500,000 at Wall Street Journal Prime Rate. In exchange, the Bank lowered the tablefunding interest rate on its tablefunding line to Varsity Mortgage so that it is now in line with market interest rates on comparable tablefunding lines, and increased the Managers' annual salaries by a total of $150,000 per year. As a result of the restructuring of the agreement, the Bank's income from Varsity Mortgage for the quarter ending June 30, 1997 was decreased on a one-time basis by approximately $145,000 (see "Non-interest Expense", below).

     Michigan BIDCO. Michigan BIDCO (the "BIDCO") invests in businesses in Michigan with the objective of fostering job growth and economic development. As of June 30, 1997, the BIDCO had made twenty-three such investments, amounting to a total of $13,002,600 at original cost (before repayments or participations sold). At June 30, 1997, the BIDCO had total unaudited assets of $6,091,950. For the three and six months ended June 30, 1997 and 1996, the Bank's 44.1% equity share in the earnings of the BIDCO's reported net income was $38,704 and $43,522, and $20,000 and $40,000, respectively.
     The Bank owns 280 shares of common stock in the BIDCO, currently representing a 44.1% equity interest. The Company's consolidated fully diluted ownership in the BIDCO is 15.6%, after considering the impact of convertible bonds.
     Michigan BIDCO makes its investments in the form of loans or direct equity investments, or a combination thereof. The BIDCO's limit on its investment in one borrower is currently $500,000, and the BIDCO arranges participations for investments in excess of this amount. By management policy, the Bank is restricted from investing or lending to a business that the BIDCO finances.
The BIDCO typically receives warrants or participation rights in the companies in which it invests. To date, investments (at original investment cost) have been made in the following types of businesses:


   Michigan BIDCO, investments:
   ----------------------------------
                                                        Total  Equity
   Industry                                        Investment  Participation?

   #1  ABC-TV affiliate                           $ 1,472,000  yes
   #2  Adult foster care                               40,000  no
   #3  Cable TV                                       545,000  yes
   #4  Children's clothing manufacturer               200,000  repurchased
   #5  Commercial laundry                             180,000  no
   #6  Environmental engineering                      100,000  repurchased
   #7  Home health care                                20,000  no
   #8  Hunting supplies                                60,000  no
   #9  Injection mold equip. manufacture               25,000  no
   #10 Janitorial supplies                             85,000  no
   #11 Limited service hotels                         738,600  yes
   #12 Manufacturing                                  200,000  no
   #13 Manufacturing                                  200,000  no
   #14 Manufacturing                                  200,000  no
   #15 Metal manufacturing                             80,000  no
   #16 Paper converting                             2,762,000  yes
   #17 Plastic injection molding                    2,000,000  repurchased
   #18 Railcar parts manufacturing                    125,000  yes
   #19 Railroad boxcar leasing                      1,500,000  no
   #20 Recycled paper pulp mill                       780,000  yes
   #21 Residential mortgage servicing                 450,000  repurchased
   #22 Specialty financial services                   540,000  yes
   #23 Tissue paper mill                              700,000  yes
                                                  -----------
   Total                                          $13,002,600
                                                  ===========


     The loans associated with investments #2, 4, 5, 7, 17, and 21 have been repaid in full. Loan participations have been sold in loans associated with investments #1, 3, 5, 7, 10, 12, 13, 14, 16, 17, 19, 20 and 23. At June 30,
1997, the BIDCO had no outstanding conditional commitments to lend.

     Northern Michigan Foundation. In December 1995, the BIDCO donated $225,000 to capitalize Northern Michigan Foundation (the "Foundation"), and, in early 1996, donated an additional $75,000 to the Foundation. These donations negatively impacted the BIDCO's and the Company's earnings in the 1996 first quarter. The BIDCO anticipates that on an ongoing basis a portion of its overhead will be borne by the Foundation. The BIDCO and the Foundation share administrative staffs and offices, with the Foundation reimbursing the BIDCO for these services. The monthly management fee paid by the Foundation to the BIDCO for the first half of 1997 was $8,000, and subsequent to June 30, 1997, the fee was raised to $10,000 per month. As a result of its capitalization by the BIDCO, the Foundation was able to borrow a total of $2,000,000 from the U.S. Rural Economic Community Development Service Agency ("U.S. RECDS") at 1% interest with a 30 year term. As of June 30, 1997, the Foundation had lent $1,520,000 of its available funds to eleven borrowers, with $780,000 undrawn and available for lending from the U.S. RECDS loan, and cash available for relending from paid off loans of $356,000.

Non-Interest Expense

     Non-interest expense increased to $2,078,755 in the three months ended June 30, 1997 from $1,191,329 for the three months ended June 30, 1996. The increase was primarily the result of ongoing expansion of business at the Bank, Varsity Mortgage and Varsity Funding. Also, comparisons of the first half of 1997 versus the first half of 1996 should take into account that fact that the Bank started-up the Ann Arbor main office in February 1996, and Varsity Mortgage started operations in March 1996, so the first half of 1997 reflects a full two quarters of expenses as well as business expansion since the start-up. Non-interest expense in the 1997 second quarter also reflects $145,000 in one-time additional profit-sharing expense at Varsity Mortgage resulting from a restructuring of the Varsity Mortgage operating agreement and a faster rate of accrual of bonus under the Bank President's five year contract in the amount of $210,000 during the quarter. A total of $285,000 in bonus remains available under the contract, which has a remaining term of three and one-half years. Taking into account these extra expenses, the non-interest expense in the three months ended June 30, 1997 was similar to the expense in the three months ended March 31, 1997. Non-interest expense increased to $3,749,983 in the six months ended June 30, 1997 from $2,038,809 for the six months ended June 30, 1996.
     Non-interest operating expense for only the parent company increased to $95,487, for the three month 1997 period from $37,268 for the 1996 period. Legal, audit and ESOP benefit expenses were higher. Non-interest operating expense for only the parent company increased to $131,577 for the six month 1997 period from $70,462 for the 1996 period. Legal, audit, public listing and ESOP benefit expenses were higher.

Liquidity and Capital Resources

     Capital Resources. The table on the following page sets forth the Bank's risk based assets, and the capital ratios and risk based capital ratios of the Bank and Company. At June 30, 1997, the Bank was well capitalized for bank regulatory purposes (the required ratio for "well capitalized" was 5% of total assets, 6% (Tier 1) of risk-based assets, and 10% (Tier 1 and 2) of risk-based assets).

     Bank Liquidity. The Bank's primary sources of liquidity are customer deposits, scheduled amortization and prepayments of loan principal, cash flow from operations, maturities of various investments, the sale of loans held for sale, borrowings from correspondent lenders secured by securities and/or residential mortgage loans. In addition, the Bank invests in overnight Federal Funds. At June 30, 1997, the bank had cash and due from banks and fed funds on hand of $16,373,577. The Bank has an unused $3,000,000 line of credit secured by investment securities and two lines of credit from correspondents secured by mortgage loans for sale to the secondary market. In order to bolster liquidity, the Bank has also sold brokered CDs from time to time.
     The decline in time deposits during the three month period ended June 30, 1997 from $29,529,050 to $28,622,910 was the result of a decrease of approximately $6,500,000 in brokered time deposits, offset by ongoing increases in retail time deposits. Management is de-emphasizing brokered time deposits as retail deposit levels increase as a result of the expansion of the Bank's Ann Arbor main office deposit base.

     Parent Company Liquidity. At year-end 1996, University Bancorp, Inc. held cash and marketable equity securities of $155,183. This decreased by $23,197 to $131,986 at June 30, 1997. The decrease in cash and marketable equity securities was due to an increase in the Company's investment in the Bank of $350,000 during the quarter, mostly offset by the sale of shares of the Company's common stock in a private placement. During the six months ended June 30, 1997 no dividends were paid from the Bank, as a result of low profitability at the Bank. Dividends from the Company's bank subsidiary together with earnings from the cash and marketable equity securities held by the parent company are the principal sources of cash used to fund the parent company's indebtedness owing to North Country Bank & Trust ("NCB&T"), which amounted to $937,500 and $962,500 at June 30, 1997 and at December 31, 1996, respectively. The NCB&T note matures November 1, 1997, and the Company intends to seek a renewal at that time. Management believes that the cash and securities on hand, federal tax refunds receivable and the available unrestricted retained earnings that University Bank is able to pay the Company in the form of dividends, with permission of the Company's secured debt lender, is currently sufficient to cover expected required principal reductions during 1997 on the holding company's loan, assuming its renewal.

                                UNIVERSITY BANK
Risk Adjusted Assets & Risk Adjusted Capital Ratio at June 30, 1997
                                 ($ in 000's)
------------------------------------------------------------------------------
                                                                      Risk Adj.
                                                 Value      Risk        Asset
                    Asset                       (000's)    Weight       Value
---------------------------------------------  --------    -------    --------
Cash and Federal Reserve Deposits                 2,512          0%         0
U.S. Gov't Agency Securities                        628          0%         0
U.S. Treasury Securities                              0          0%         0
U.S. Gov't Guaranteed Loans                         187         20%        37
Balances at Domestic and Canadian Banks           1,749         20%       350
Fed Funds Sold                                   11,463         20%     2,293
U.S. Gov't Agency Mortgage-backed Securities      1,516         20%       303
U.S. Gov't Equity Securities                        848         20%       170
Other Mortgage-backed Securities                      0         50%         0
1-4 Family Mortgage Loans                        17,324         50%     8,662
Junior Liens                                      2,573        100%     2,573
All Other Loans                                  15,472        100%    15,472
Loan Loss Reserve                                  (513)         0%         0
All Other Securities                                  0        100%         0
Real Estate Owned                                   598        100%       598
Premises & Equipment                              1,946        100%     1,946
Mortgage Servicing Rights                         2,429        100%     2,429
Other Assets                                      3,480        100%     3,480
---------------------------------------------  --------
TOTAL ASSETS                                     62,212

Off Balance Sheet Items:
  Letters of Credit and Committments > 1 Year         0     100.00%         0
  Foreign Exchange Contracts                        500       1.00%         5
  Home Equity Lines of Credit                       882      50.00%       441
  Interest Rate Contracts                             0       0.00%(1)      0
  FHLMC/FNMA Loan Purchase Committments          31,098      50.00%    15,549
  MBS FHLMC/FNMA Forward Sell Committments       12,500       0.00%(1)    174
  Agency Guaranteed Commercial Loans Sold           203      20.00%        41
                                               --------    -------    -------
TOTAL RISK-ADJUSTED ASSETS                                             54,522
                                                                      =======

CAPITAL RESOURCES
Shareholders Equity                               4,807
Net Unrealized Loss on AFS Securities                 4
Minority interest in consolidated subsidiary        214

                                               --------
Total Equity (Tier 1)                             5,025
Qualifying Loan Loss Reserve (Tier 2)               513
                                               --------
Regulatory Capital (Tier 1 & Tier 2)              5,538
                                               ========

Primary and Total Capital Ratio (Leverage)         8.90%
                                               ========
Risk-adjusted Capital Ratio (Tier 1)               9.22%
                                               ========
Risk-adjusted Capital Ratio (Tier 1 & Tier 2)     10.16%
                                               ========
University Bancorp Consolidated
  Total Capital Ratio (Leverage Ratio)             6.83%
                                               ========

(1) Plus market value, or replacement cost valuation, as required.

Impact of Inflation

     The primary impact of inflation on the Company's operations is reflected in increased operating costs. Since the assets and liabilities of the Company are primarily monetary in nature, changes in interest rates have a more significant impact on the Company's performance than the general effects of inflation. However, to the extent that inflation affects interest rates, it also affects the net income of the Company.
     Rising long term and short term interest rates tend to increase the value of the Bank's and Midwest Loan Services' investment in mortgage servicing rights and improve the Bank's and Midwest Loan Services' current return on such rights by lowering required amortization rates on the rights. Rising long and short term interest rates also increases origination activity at Varsity Funding as more residential borrowers need alternative sources of funding outside of traditional secondary market loans. However, rising interest rates tends to decrease new mortgage origination activity, negatively impacting current income from the Bank's retail mortgage banking operations and Varsity Mortgage's operations. Rising interest rates also slow Midwest Loan Services' rate of growth, but increases the duration of its existing subservicing contracts. The table on page 26 details the Bank's asset/liability sensitivity as of June 30, 1997.

                                UNIVERSITY BANK                              26
                  Asset/Liability Position Analysis
                                  ($ in 000'S)                  6-30-97
                            Maturing or Repricing in

                          3 Mos   91 Days to   1 - 5    Over 5    ALL
      ASSETS             or Less    1 Year     Years    Years    OTHERS   TOTAL
      ------             -------  ----------   -----    ------   ------   -----
 Fed Funds                11,463                                          11,463
 Loans (1)                   761       1,503   4,272     5,560            12,096
 Foreign Investments          49                                              49
 Securities                2,283           3       4         2             2,292
 Loans held for sale       9,729                                           9,729
 Matured loans               971                                             971
 Variable rate loans       9,446       4,809                              14,255
 Other assets                                                     3,022    3,022
 Cash & due from banks                                            4,866    4,866
 Overdrafts                   16                                              16
 Non-accrual loans                                                  664      664
 Valuation adjustment                                               (23)     (23)
                         -------     -------   -----     -----   ------   ------
   TOTAL ASSETS           34,718       6,315   4,276     5,562    8,529   59,400

      LIABILITIES

 Large C.D.'s              3,470       3,632   4,777                      11,879
 Regular C.D.'s            2,313      13,410     968        53            16,744
 MMDA                     16,941                                          16,941
 NOW                       3,457                                           3,457
 Demand and escrow                                                3,271    3,271
 Savings                      98                                              98
 Canadian $ savings          219                                             219
 Other liabilities         2,489       2,500                          0    4,979
 Equity                                                           4,809    4,809
                         -------     -------   -----     -----    -----   ------
   TOTAL LIABILITIES      28,987      19,542   5,745         -    8,080   62,407


      GAP                  5,731     (13,227) (1,469)    5,562      449


      CUMULATIVE GAP       5,731      (7,496) (8,965)   (3,403)


      GAP PERCENTAGE        9.19%     -12.01% -14.37%    -5.46%

NOTES:
(1) Net of bad debt reserve

     PART II OTHER INFORMATION

Item 1. Legal Proceedings

     There are no material pending legal proceedings to which the Company or any of its subsidiaries is party or to which any of their properties are subject.

Item 2. Changes in Securities

     (c) The Company sold in a private placement the following shares of common stock, par value $0.01 per share, at a price of $6.75: 7,408 shares for total aggregate proceeds of $50,000 on May 2, 1997; and 22,223 shares for total aggregate proceeds of $150,001 on June 30, 1997. The common stock was sold to three private investors, not otherwise affiliated with the Company, which the Company believes met accredited investor criteria of Regulation D. The Company claimed exemption under the Securities Act of 1933 based on Section 4(2) of said Act. Such claim was based on certain representations and covenants set forth in subscription agreements of the investors indicating, among other matters, their status as accredited investors under Regulation D under said Act and on such investors' agreement to the placement of restrictive legends on the certificates for the shares issued to them. This private placement did not entail the use of an underwriter and there were no underwriting commissions or discounts.

Item 5. Other information

     Parent Company Financial Information

          Certain condensed financial information with respect to University Bancorp, Inc. follows:

       UNIVERSITY BANCORP, INC. (The Parent)                     28

       Condensed Balance Sheet (Unaudited)

                                            June 30,    December 31,
                                              1997          1996
ASSETS                                     ----------   ------------
Cash and due from banks                    $   50,437   $     41,113
                                           ----------   ------------
Investment in subsidiary                    4,807,052      4,529,503
                                           ----------   ------------
Due from ESOP                                   1,000          1,000
Securities available for sale (Note 2)         81,548        114,070
Investment in Michigan BIDCO                  201,448        202,702
Federal income tax receivable                 806,304        173,372
Deferred taxes                                  4,640          8,537
Prepaid expenses and other assets               8,865         34,040
                                           ----------   ------------
Total other assets                          1,103,804        533,721

  TOTAL ASSETS                              5,961,293      5,104,337
                                           ==========   ============

                                           March 31,    December 31,
                                              1997          1996
LIABILITIES AND SHAREHOLDERS' EQUITY       ----------   ----------

Note payable                                  937,500        962,500
Accrued interest payable                       15,668         10,284
Accounts payable                               12,626        138,443
Due to subsidiary                             687,695         80,342
Deferred Tax Liability                         12,739              0
                                           ----------   ------------
     Total Liabilities                      1,666,228      1,191,569

Stockholders' equity:
  Capital stock and paid in capital         3,167,472      2,618,459
  Retained earnings                         1,106,740      1,299,473
  Net unrealized loss on
    available-for-sale securities              20,853         (5,164)
                                           ----------   ------------
     Total Stockholders' equity             4,295,066      3,912,768
                                           ----------   ------------
     TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY                $5,961,293   $  5,104,337
                                           ==========   ============

       UNIVERSITY BANCORP, INC. (The Parent)                               29

       Condensed Statement of Operations            For the Three-Month                 For the Six-Month
                   (Unaudited)                         Periods Ended                      Periods Ended
                                                          June 30,                          June 30,
                                                  1997            1996              1997            1996
                                                  ----            ----              ----            ----
  Net income (loss) from bank subsidiary      $ (245,401)  $    (169,045)     $  (97,706)    $  (357,806)
  Gain on sale of investments                     18,089          28,318          41,155          28,318
  Interest income                                  6,731           5,282          11,214           9,682
  Other income                                        (1)          2,153              88           4,625
                                              ----------   -------------      ----------     -----------
     Total income (loss)                        (220,582)       (133,292)        (45,249)       (315,181)
                                              ----------   -------------      ----------     -----------
  Interest expense                                23,327          22,181          46,735          44,331
  Legal and Audit Expense                         16,576          19,563          32,254          38,768
  Public listing expense                          40,452           1,390          42,905           2,390
  Other expenses                                  38,458          16,315          56,418          29,304
                                              ----------   -------------      ----------     -----------
     Total expenses                              118,813          59,449         178,312         114,793
                                              ----------   -------------      ----------     -----------
     Income (loss) before income taxes          (339,395)       (192,741)       (223,561)       (429,974)
                                              ----------   -------------      ----------     -----------
     Income taxes (benefit)                      (12,882)         (8,000)        (21,682)         (8,000)
                                              ----------   -------------      ----------     -----------
     Net income (loss)                          (326,513)       (184,741)       (201,879)       (421,974)
                                              ==========   =============      ==========     ===========
Net income (loss) per common share
     Primary                                      ($0.26)         ($0.15)         ($0.16)         ($0.34)
                                              ==========   =============      ==========     ===========

 UNIVERSITY BANCORP, INC. (The Parent)                               30

 Condensed Statement of Cash Flows
             (Unaudited)

                                                            For the Six Month
                                                               Periods Ended
                                                                  June 31,
                                                          1997            1996
                                                         ------        -----------
Reconciliation of net income (loss)
  to net cash used in
  operating activities:
    Net Income (Loss)                                    $ (201,879)   $  (421,974)
    Depreciation                                                  -          1,500
    Amortization of Premium on Securities                     1,254           (240)
    Contribution to ESOP                                     36,322              -
    Increase in Federal income tax receivable              (632,932)             -
    Increase in payable to affiliate for federal
             income tax receivable                          607,353              -
    Loss/(gain) on sale of investments                      (41,155)       (28,318)
    Decrease/(increase) in Other Assets                      29,072       (144,531)
    Increase(Decrease) in interest payable                    5,384         (8,382)
    Increase(Decrease) in other liabilities                (113,078)        67,436
    Subsidiary net (income)/loss                             97,706        357,806
                                                         ----------    -----------
      Net cash provided by (used in)
       operating activities                                (211,953)      (176,703)
                                                         ----------    -----------

Cash flow from investing activities:
  Contributions of capital to subsidiary                   (350,000)             -
  Purchase of available for sale securities                 (55,309)       (49,438)
  Proceeds from sale of available
    for sale securities                                     138,895              -
                                                         ----------    -----------
      Net cash provided by (used in)
       investing activities:                               (266,414)       (49,438)
                                                         ----------    -----------

Cash flow from financing activities:
  Principal payment on notes payable                        (25,000)       (25,000)
  Proceeds from sale of common stock                        512,691         66,750
                                                         ----------    -----------
      Net cash provided by (used in)
       financing activities:                                487,691         41,750
                                                         ----------    -----------
    Net changes in cash and cash equivalents                  9,324       (184,391)

  Cash:
    Beginning of year                                        41,113        239,868
                                                         ----------    -----------

    End of period                                        $   50,437    $    55,477
                                                         ==========    ===========

Supplemental disclosure of cash flow information:
  Cash paid (received) during the year for:
    Interest                                             $   29,629    $    36,717
    Income tax                                           $        -    $         -

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits.

          10.13 Revised Operating Agreement for Varsity Mortgage
               LLC and related Net Branch Agreement Modification, dated as of April 1, 1997, among University Bank and the LLC Managers.

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

                                                 UNIVERSITY BANCORP, INC.

Date: August 11, 1997                            /s/ Donald F. Rositano
                                                 -------------------------
                                                 Donald F. Rositano
                                                 Chief Financial Officer
                                                 (On behalf of the registrant
                                                 and as
                                                 Principal Financial Officer)

        Exhibit Index
        -------------                                    Sequentially
                                                         Numbered
                                                         Page
                                                         ------------

10.13   Revised Operating Agreement for Varsity
        Mortgage LLC and related Net Branch
        Agreement Modification, dated as of April
        1, 1997, among University Bank and the
        LLC Managers.                                        33

27.     Financial Data Schedule                              62