Form 10-Q
period 1997-09-30
UNIVERSITY BANCORP INC /DE/
filed 1997-11-14
CIK 811211

                                      Form 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                                     Washington D.C.  20549

           (Mark One)

              [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
                           Securities Exchange Act of 1934

              For the quarterly period ended September 30, 1997

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

            Yes     X    No
                --------       ---------

             Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Common Stock, $0.010 par value     Outstanding at November 10, 1997
                                                        1,311,522 shares


                                  page 1 of 33 pages
                Exhibit index on sequentially numbered page 32

                                     FORM 10-Q                            2
                                 -----------------

                                 TABLE OF CONTENTS
                           -------------------------------


        PART I - Financial Information

        Item 1. Financial Statements                    PAGE

                Consolidated Balance Sheets               3
                Consolidated Statements of Operations     5
                Consolidated Statements of Cash Flows     7
                Notes to the Consolidated Financial
                     Statements                           8

        Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Opera  9
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


        ____________________________________

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



               UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Balance Sheets
                 September 30,1997 and December 31,1996
                              (Unaudited)

                                           September 30 December 31
                                               1997         1996
ASSETS                                     ------------ -----------

Cash and due from banks                    $ 2,022,490  $ 1,866,917
Federal funds sold                          14,128,095   10,683,895
                                           -----------  -----------
     Total cash and cash equivalents        16,150,584   12,550,812

Securities available for sale at market      3,130,811    7,346,856

Loans held for sale                         13,232,982   30,534,574

Loans                                       28,224,624   20,966,290
Allowance for Loan Loss                       (533,310)    (297,783)
                                           -----------  -----------
     Loans, net                             27,691,314   20,668,507

Premises and equipment                       1,890,175    1,955,294
Mortgage servicing rights                    1,611,143    2,312,436
Investment in and advances to
    Michigan BIDCO                             760,630      815,790
Other real estate owned                        597,570      266,079
Other assets                                 2,551,290    1,910,331
                                           -----------  -----------
      Total other assets                     7,410,808    7,259,930
                                           -----------  -----------
      TOTAL ASSETS                         $67,616,499  $78,360,679
                                           ===========  ===========

      The accompanying notes are an integral part of the consolidated financial statements.

                      UNIVERSITY BANCORP, INC. AND                          4
                      Consolidated Balance Sheets
                 September 30, 1997 and December 31, 1996
                              (Unaudited)

                                         September 30  December 31
                                              1997         1996
LIABILITIES AND STOCKHOLDERS' EQUITY      -----------  -----------
Deposits:
  Demand - non interest bearing           $ 3,785,633  $ 6,814,000
  Demand - interest bearing                22,050,941   15,786,832
  Savings                                     139,566      976,479
  Time                                     29,364,243   29,529,050
                                          -----------  -----------
     Total Deposits                        55,340,383   53,106,361

FHLB advances                                       0    6,000,000
Mortgage escrow                               186,842    1,064,650
Short term borrowings                       1,751,598   12,941,266
Deferred noncompete income                     75,823      102,076
Other liabilities                           5,957,778    1,032,130
                                          -----------  -----------
     Total Liabilities                     63,312,424   74,246,483
                                          -----------  -----------

Minority Interest                             210,829      201,427

Stockholders' equity:
  Preferred Stock, $0.001 par value;
   Authorized - 500,000 shares;
    issued 0 shares in both 1997 and 1996           -            -
  Common stock, $0.01 par value;
   Authorized - 2,500,000 shares;
    issued 1,380,287 shares in 1997
    and 1,295,366 shares in 1996               13,803       12,954
  Treasury Stock - 68,765 shares in1997
    and 1996                                 (300,883)    (300,883)
  Additional Paid-in-Capital                3,460,082    2,906,389
  Retained earnings                           910,987    1,299,473
  Net unrealized gain/(loss) on
   securities
   available for sale, net of tax
   of $4,769 in 1997, and
   ($2,659) in 1996.                            9,257       (5,164)
                                          -----------  -----------
     Total Stockholders' equity             4,093,246    3,912,769
                                          -----------  -----------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY               $67,616,499  $78,360,679
                                          ===========  ===========

    The accompanying notes are an integral part of the consolidated financial statements.

                  UNIVERSITY BANCORP, INC. AND SUBSIDIARIES                5
                      Consolidated Statements of Income
                                 (Unaudited)

                                           For the Three Month            For the Nine Month
                                              Periods Ended                 Periods Ended
                                        September 30, September 30,   September 30, September 30,
                                            1997         1996             1997         1996
                                        ------------  -----------     ------------  -----------
Interest income:
  Interest and fees on loans            $ 1,046,143   $  731,768        3,077,497  $ 1,932,746
  Interest on securities:
   U.S. Treasury Securities                       -          268                -       33,172
   U.S. Government agencies                  53,928      109,361          238,700      406,734
   Other securities                           9,306       24,125           50,668       58,582
   Interest on bank deposits                 29,279        8,742           45,041       33,432
   Interest on federal funds                 85,753       59,272          226,415      152,199
                                        -----------   ----------      -----------   ----------
     Total interest income                1,224,409      933,536        3,638,321    2,616,865
                                        -----------   ----------      -----------   ----------
Interest expense:
  Interest on deposits:
   Demand deposits                          262,024      221,681          742,784      378,939
   Savings deposits                           1,805       10,688           12,508       42,769
   Time certificates of deposit             446,883      401,288        1,260,666    1,087,993
   Bank and other short term borrowings      84,088      119,798          408,611      461,531
                                        -----------   ----------      -----------   ----------
     Total interest expense                 794,799      753,455        2,424,568    1,971,232
                                        -----------   ----------      -----------   ----------
     Net interest income                    429,610      180,081        1,213,753      645,633

Provision for loan losses                    22,500       98,000          261,500      128,000
                                        -----------   ----------      -----------   ----------
     Net interest income after
       provision for loan losses            407,110       82,081          952,253      517,633
                                        -----------   ----------      -----------   ----------
Other income:
  Net security gains (losses)                     0      313,983            7,715      409,844
  Increase (Decrease) in market value of
     loans held for sale                     18,839       73,917            6,198      (91,471)
  Service charges and fees                    7,466       54,640           13,315       62,153
  Foreign exchange income                    (2,850)       7,374           (9,377)      26,938
  Mortgage banking income                 1,248,818      873,855        3,920,866    1,709,656
  Profit(loss) from equity investment in
    Michigan BIDCO                          (97,182)      (8,821)         (53,660)      31,179
  Other                                      (1,798)     264,201          118,145      368,310
                                        -----------   ----------      -----------   ----------
     Total other income                   1,173,292    1,579,149        4,003,201    2,516,609
                                        -----------   ----------      -----------   ----------

      The accompanying notes are an integral part of the consolidated financial statements.

                  UNIVERSITY BANCORP, INC. AND SUBSIDIARIES                   6
                Consolidated Statements of Income (continued)
                                   (Unaudited)


                                            For the Three Month         For the Nine Month
                                               Periods Ended              Periods Ended
                                        September 30, September 30, September 30, September 30,
                                            1997         1996           1997          1996
                                        ------------- ------------- ------------  -------------
Other expenses:
  Salaries and wages                     $  988,990   $  670,769      3,063,025   $1,573,201
  Employee benefits                         115,588       93,021        388,507      244,277
  Occupancy, net                             80,216       81,115        280,497      230,056
  Taxes other than income                    54,519        9,645         69,912       21,401
  Data processing and equipment expense      60,961       89,212        256,270      256,338
  Correspondent bank service charges          4,808        7,015         18,822       15,664
  Advertising                                20,074       46,697         83,364      115,956
  Net expense of other real estate owned      3,206          377         (3,154)       1,393
  Legal and audit expense                    37,898       76,368        151,369      205,719
  Other operating expenses                  394,536      421,256      1,202,167      870,279
                                         ----------   ----------    ----------    ------------
     Total other expenses                 1,760,796    1,495,475      5,510,779    3,534,284
                                         ----------   ----------    ----------    ------------
Income (Loss) before income taxes          (180,393)     165,755       (555,324)    (500,042)
                                         ----------   ----------    ----------    ------------
Income taxes (benefit)                        6,212      (14,210)      (166,840)    (258,033)
                                         ----------   ----------    ----------    ------------
     Net Income (Loss)                   $ (186,605)  $  179,965       (388,484)  $ (242,009)
                                         ==========   ==========    ===========   ==========

Earnings (loss) per common share (Note 1)    ($0.14)       $0.14         ($0.31)      ($0.19)
                                         ==========   ==========       ========     ========

Weighted average shares
  outstanding (Note 1)                    1,311,261    1,250,663      1,268,048    1,249,842
                                         ==========   ==========      =========    =========

           The accompanying notes are an integral part of the consolidated financial statements.

               UNIVERSITY BANCORP, INC. AND SUBSIDIARY                     7
                Consolidated Statements of Cash Flows
                              (Unaudited)

                                                         For the Nine-Month
                                                            Periods Ended
                                                             September 30,
                                                         1997            1996
                                                       --------        --------
    Cash flow from operating activities:
    Net income (loss)                               $   (388,484)  $   (242,009)
    Adjustments to reconcile net income to net
      cash from operating activities:
        Depreciation and amortization                    393,116        384,215
        Provision for loan loss                          261,500        128,000
        Mortgage loans originated for sale          (345,531,138)  (196,463,178)
        Proceeds from sale of loans and mortgage
          backed trading securities                  365,308,482    176,566,989
        Net loss/(gain) on loan sales and securit     (2,469,554)      (630,380)
        Market adjustment on loans held for sale          (6,198)             0
        Net amortization/accretion on securities           9,564        (21,273)
        Loss/(Gain) on sale of securities availab         (7,715)      (409,844)
        Loss/(Gain) on sale of trading account se              0         65,236
        Proceeds from sale of trading account sec              0      9,683,339
        Change in:
          Investment in Northern Michigan BIDCO          256,361        (30,758)
          Purchased mortgage servicing rights            640,063        368,989
          Other real estate                             (331,491)       130,596
          Increase in other assets                      (640,959)      (764,973)
          Increase/(Decrease) in other liabilities     4,891,966        308,079
                                                    -------------  ------------
           Net cash from (used in)
             operating activities                     22,385,513    (10,926,972)
                                                    -------------  ------------
        Cash flow from investing activities:
          Purchase of securities available for
            for sale                                  (1,890,921)   (10,702,723)
          Proceeds from sales of securities
           available for sale                          5,879,886      9,904,101
          Loans granted net of repayments             (7,284,307)    (8,599,999)
          Premises and equipment expenditures           (266,767)      (950,332)
          Principal paydowns on securities
           available for sale                             45,880      5,975,656
                                                    -------------  ------------
           Net cash from (used in)
             investing activities                     (3,516,229)    (4,373,297)
                                                    -------------  ------------
        Cash flow from financing activities:
          Net increase (decrease) in deposits          2,234,022     23,574,171
          Net increase(decrease) in
            mortgage escrow                             (877,808)       208,915
          Principal payment on notes payable             (37,500)       (37,500)
          Purchase of treasury stock                                    (20,946)
          Net decrease in other short
            term borrowings                          (17,152,169)    (3,000,000)
          Issuance of common stock                       554,541         66,750
                                                    -------------  ------------
           Net cash from
             financing activities                    (15,278,914)    20,791,390
                                                    -------------  ------------
        Non-Cash Activities:
          Increase in minority interest                    9,402              0
                                                    -------------  ------------
              Net change in cash and
                cash equivalents                       3,599,772      5,491,121

       Cash and cash equivalents:
         Beginning of period                          12,550,812      1,937,631
                                                    -------------  ------------
         End of period                              $ 16,150,584   $  7,428,752
                                                    ============   ============

        Supplemental disclosure of cash
         flow information:

        Cash paid for interest expense              $  2,362,125   $  1,719,804



              The accompanying notes are an integral part of the
                            financial statements.

        UNIVERSITY BANCORP, INC. AND SUBSIDIARIES                            8
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
        SEPTEMBER 30, 1997

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

        Earnings per share is calculated based on the weighted average number of common shares outstanding during each period as follows: 1,311,261 and 1,250,663, and 1,268,048 and 1,249,842 for the three and nine months ended September 30, 1997 and 1996, respectively. Stock options are not dilutive and are not included in earnings per share calculations.

(2) Securities available-for-sale

        The Bank's securities available-for-sale portfolio has been reduced to provide for increased loan demand.

Securities available for sale

                                    September 30, 1997
                        ---------------------------------------
                                            Gross     Estimated
                            Amortized    Unrealized        Fair
(in thousands)                   Cost  Gains   Losses    Value
---------------------------------------------------------------
U.S. agency mortgage-backed     1,633   10       (4)      1,639
Other agency mortgage-backed      591    -      (29)        562
U.S. agency equity                848    -        -         848
Other equity                       44   38        -          82
---------------------------------------------------------------
Total investment securities
  available for sale           $3,116  $48     $(33)     $3,131
                               ======  ===     =====     ======

Securities available-for-sale (continued)                             9

                                    December 31, 1996
                        ---------------------------------------
                                            Gross     Estimated
                            Amortized    Unrealized        Fair
(in thousands)                   Cost  Gains   Losses    Value
---------------------------------------------------------------
U.S. agency mortgage-backed    $5,367   $38     $(30)   $5,375
Other agency mortgage-backed      681     -      (35)      646
Other mortgage-backed             367     -       (3)      364
U.S. agency equity                848     -        -       848
Other equity                       92    22        -       114
--------------------------------------------------------------
Total securities
  available for sale           $7,355   $60     $(68)   $7,347
                               ======   ===     =====   ======


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

SUMMARY

        For the three months ended September 30, 1997, a net loss of $186,605 was realized versus net income of $179,965 in the same period in 1996. Net interest income increased to $429,610 in the 1997 period from $180,081 in the 1996 period, and other income was $1,173,292 in the 1997 period versus $1,579,149 in the 1996 period. The net loss was primarily the result of a combination of continued (but decreased sequentially quarter to quarter) operating losses at the Ann Arbor Bank operation, increased profits at Varsity Mortgage and a special charge at Michigan BIDCO. The prior year net income at the Bank was helped by securities gains. Other operating expenses remain at higher than desired levels, and increased to $1,760,796 in the 1997 period from $1,495,475 in the 1996 period. As discussed below under "Other Non-Interest Expense", management is evaluating reductions in the Bank's other non-interest expenses and options aimed at realigning the Bank's performance with budgetary goals.

        For the nine months ended September 30, 1997, a net loss of $388,484 was realized versus a net loss of $242,009 in the same period in 1996. Net interest income increased to $1,213,753 in the 1997 period from $645,633 in the 1996 period, and other income was $4,003,201 in the 1997 period versus $2,516,609 in the 1996 period. Other operating expense increased to $5,510,779 in the 1997 period from $3,534,284 in the 1996 period.

        The increased net loss in the nine months ended September 30, 1997 versus the 1996 period was principally due to a combination of decreased losses at the Ann Arbor bank operation, increased profits from the Bank's mortgage subsidiaries, the special charge at Michigan BIDCO and the absence of securities gains which assisted prior year results.

        The following table summarizes the pre-tax income (loss) of each profit center of the Company for the three and nine months ended September 30, 1997 and 1996 (in thousands):

THREE MONTHS ENDED SEPTEMBER 30, 1997 PRE-TAX INCOME (LOSS) SUMMARY

                                                         1997   1996
        Banking
                Community & mortgage banking            $(203)  $(51)
                Midwest Loan Services                      12      1
                Varsity Mortgage & Varsity Funding        147    248
        Equity in the (loss) of Michigan BIDCO            (97)    (9)
        Corporate Office                                  (39)   (23)
                                                        ------  ----
        Total                                           $(180)   166

NINE MONTHS ENDED SEPTEMBER 30, 1997 PRE-TAX INCOME (LOSS) SUMMARY

                                                          1997  1996
        Banking
                Community & mortgage banking            $(681)  (744)
                Midwest Loan Services                      49      0
                Varsity Mortgage & Varsity Funding        295    308
        Equity in the earnings (loss), Michigan BIDCO     (54)    31
        Corporate Office                                 (164)   (95)
                                                        ------  -----
        Total                                           $(555)  (500)

RESULTS OF OPERATIONS

Net Interest Income

        Net interest income increased to $429,610 for the three months ended September 30, 1997 from $180,081 for the three months ended September 30, 1996. Net interest income rose from the prior year period because of an increase in the average balance of loans and an increase in the yield on interest earning assets to 9.17% in the 1997 period from 8.03% in the 1996 period. The cost of interest bearing liabilities decreased to 5.80% in the 1997 period from 6.10% in the 1996 period. Net interest income as a percentage of total earning assets increased to 3.22% from 1.55% in the 1996 period.

        For the nine month period ended September 30, 1997, net interest income increased to $1,213,753 from $645,633 in the 1996 period. The yield on interest earning assets increased to 9.40% in the 1997 period from 7.95% in the 1996 period. The cost of interest bearing liabilities increased to 6.05% in the 1997 period from 5.97% in 1996 period. As a result, net interest income increased as a percent of total average earning assets to 3.14% from 1.96%.

Interest income

        Interest income increased to $1,224,409 in the quarter ended September 30, 1997 from $933,536 in the quarter ended September 30,

1996. The average volume of interest earning assets increased to $52,950,048 in the 1997 period from $46,095,668 in the 1996 period, an increase of 14.9%. The increased volume of earning assets was due to a 32.5% increase in loans, only partially offset by a decline in investment securities.
Interest income increased as a result of an increase in earning assets and the yield on earning assets. The overall yield on earning assets increased to 9.17% from 8.03%, as more earning assets were invested in loans, and lower yielding investment securities were sold to fund loan growth.

        Interest income increased in the nine months ended September 30, 1997 to $3,638,321 from $2,616,865 in the nine months ended September 30, 1996.
The average volume of interest earning assets increased from $44,028,384 in the 1996 period to $51,738,245 in the 1997 period, an increase of 17.5%. The increase in interest income was attributable to the increase in the volume of earning assets and an increase in the average yield on earning assets. The overall yield on earning assets increased from 7.95% to 9.40%, as more earning assets were invested in loans, and lower yielding investment securities were sold to fund loan growth. The increases in loans were the result of the activity generated from the Bank's Ann Arbor office and the activity generated by Varsity Mortgage and Varsity Funding.

        The average volume of securities and investments in the three months ended September 30, 1997 decreased 26.9% over the same period in 1996, as the Bank sold investment securities to fund loan growth. In the nine month period, the average volume of securities and investments decreased 55.1% over the same period in 1996, as the Bank sold investment securities to fund loan growth. The yield increased from 5.85% in the three month period ended September 30, 1996 to 7.08% in the 1997 period. The increase in yields was the result of the sale of lower yielding investments and an increased yield on the Bank's fed funds sold. In the nine month periods, the yield increased from 6.29% in the 1996 period to 8.13% in the 1997 period. The increase in yields was the result of the same factors as in the three month period. The overall yield on the investments was restrained by the increased amount of fed funds the Bank has maintained during 1997, as a result of the increased loan origination activity associated with the Bank's Ann Arbor office, Varsity Mortgage and Varsity Funding.

Interest Expense

        Interest expense increased to $794,799 in the three months ended September 30, 1997 from $753,455 in the 1996 period. The increase was due to an increase in interest bearing liabilities as a result of the growth of the Bank's Ann Arbor operation, only partially offset by a decrease in wholesale funds and borrowings and a lower cost of funds. The average cost of funds decreased to 5.80% in the 1997 period from 6.10% in the 1996 period. The average volume of interest bearing liabilities increased 11.0% in the 1997 period versus the 1996 period.

        In the nine month periods ending September 30, 1997 and 1996, interest expense increased to $2,424,568 in 1997 from $1,971,232 in the 1996 period. The increase was due to the same factors as in the three months periods discussed above, partially offset by a decline in the cost of funds. The cost of funds increased to 6.05% in the 1997 period from 5.97% in the 1996 period. The average volume of interest bearing liabilities increased 21.3% in the 1997 period versus the 1996 period. The increase in deposits is a result of increased deposit activity associated with the Bank's Ann Arbor office. As of November 6, 1997 (the 21-month anniversary date of the opening of the Ann Arbor office), a total of just under $35,000,000 in new deposits had been generated in the Ann Arbor office.

                          DAILY AVERAGE BALANCE SHEET AND
                              INTEREST MARGIN ANALYSIS

        The following tables summarize daily average balances, revenues from earning assets, expenses of interest bearing liabilities, their associated yield or cost and the net return on earning assets for the three and nine months ended September 30, 1997 and 1996.


                                                                 Three Months Ended September 30,
                                         ====================================================================================
                                                            1997                                       1996
                                         ====================================================================================
                                          Average         Interest       Average       Average       Interest        Average
                                          Balance          Inc/Exp        Yield        Balance        Inc/Exp         Yield
                                         ------------------------------------------------------------------------------------
ASSETS:
Interest Earning Assets:
    Short Term Investments:
        Interest Bearing Deposit            337,038         3,901          4.59%      689,183          8,742            5.03%
        Fed Funds Sold                    7,522,433       111,131          5.86%    4,560,924         59,272            5.16%

Securities (Taxable):                     2,135,474        63,234         11.75%    8,427,378        133,754            6.30%
                                         ------------------------------------------------------------------------------------
Total Securities & S.T. Investments       9,994,945       178,266          7.08%   13,677,485        201,768            5.85%
                                         ------------------------------------------------------------------------------------

Loans:
        Commercial                       13,114,410       315,697          9.55%    5,605,317        132,772            9.40%
        Real Estate Mortgage             24,592,072       596,096          9.62%   23,474,121        512,191            8.66%
        Installment/Consumer              5,248,621       134,350         10.16%    3,338,745         86,805           10.31%
                                         ------------------------------------------------------------------------------------
Total Loans                              42,955,103     1,046,143          9.66%   32,418,183        731,768            8.96%
                                         ------------------------------------------------------------------------------------

Total Interest Bearing Assets            52,950,048     1,224,409          9.17%   46,095,668        933,536            8.03%
                                         ------------------------------------------------------------------------------------

Less allowance for loan losses &
  deferred fees                            (520,930)                                 (250,238)
                                         ----------                                ----------
                                         52,429,118                                45,845,430

Mortgage Servicing Rights                 1,478,107                                 3,231,414
Non-earning assets                        7,607,112                                 7,655,031
                                         ----------                                ----------
      Total Assets                       61,514,337                                56,731,875
                                         ==========                                ==========


LIABILITIES
Interest Bearing Liabilities
     Deposit Accounts:
        Now                               3,621,020        45,240          4.96%    1,043,053         13,210            5.02%
        Savings                             106,121           676          2.53%       94,144            565            2.38%
        Canadian Dollar Savings             188,333         1,129          2.38%      764,250         10,123            5.26%
        Time                             29,085,411       446,883          6.10%   27,362,562        454,502            6.59%
        Borrowed Funds                    3,136,381        58,691          7.42%    7,000,000        102,608            5.82%
        Money Market Accounts            17,332,757       216,783          4.96%   11,799,908        155,257            5.22%
     Holding Company Debt                   929,212        25,397         10.84%      962,500         17,190            7.09%
                                         ------------------------------------------------------------------------------------
                                         54,399,235       794,799          5.80%   49,026,417        753,455            6.10%
                                         ====================================================================================
Net Interest Income                                       429,610                                    180,081
                                                          =======                                    =======
Weighted Average Rate Spread                                               3.38%                                        1.94%
                                                                           =====                                        =====
Net Yield on Average earning assets                                        3.22%                                        1.55%
                                                                           =====                                        =====


(1) For purposes of computing average yields on the loan portfolio as presented in the above analysis, loans on non-accrual status are included in the average loan balances.

                                                                      Nine Months Ended September 30,
                                            ==============================================================================
                                                              1997                                       1996
                                            ==============================================================================
                                             Average         Interest      Average        Average      Interest   Average
                                             Balance          Inc/Exp       Yield         Balance       Inc/Exp    Yield
                                            ------------------------------------------------------------------------------
ASSETS:
Interest Earning Assets:
    Short Term Investments:
        Interest Bearing Deposit               560,468         19,663        4.69%        917,947       33,432      4.87%
        Fed Funds Sold                       5,822,066        251,793        5.78%      3,917,714      152,199      5.19%

Securities (Taxable):                        4,758,870        289,368        8.13%     10,596,172      498,488      6.29%
                                            ------------------------------------------------------------------------------
Total Securities & S.T. Investments         11,141,404        560,824        6.73%     15,431,833      684,119      5.93%
                                            ------------------------------------------------------------------------------

Loans:
        Commercial                          12,291,646        846,617        9.21%      5,030,880      364,259      9.68%
        Real Estate Mortgage                23,749,437      1,888,059       10.63%     21,148,837    1,382,902      8.74%
        Installment/Consumer                 4,555,758        342,821       10.06%      2,416,834      185,585     10.27%
                                            ------------------------------------------------------------------------------
Total Loans                                 40,596,841      3,077,497       10.14%     28,596,551    1,932,746      9.04%
                                            ------------------------------------------------------------------------------

Total Interest Bearing Assets               51,738,245      3,638,321        9.40%     44,028,384    2,616,865      7.95%
                                            ------------------------------------------------------------------------------

Less allowance for loan losses &
  deferred fees                               (357,134)                                  (306,143)
                                            ----------                                 ----------
                                            51,381,111                                 43,722,241

Mortgage Servicing Rights                    1,492,628                                  3,137,247
Non-earning assets                           7,658,904                                  1,761,273
                                            ----------                                 ----------
      Total Assets                          60,532,643                                 48,620,761
                                            ==========                                 ==========


LIABILITIES
Interest Bearing Liabilities
     Deposit Accounts:
        Now                                  3,090,499        113,883        4.93%        595,823       22,569      5.06%
        Savings                                109,603          2,060        2.51%         68,778        1,250      2.43%
        Canadian Dollar Savings                583,053         10,448        2.40%      1,025,473       41,519      5.41%
        Time                                27,069,558      1,260,666        6.23%     23,690,709    1,087,993      6.14%
        Borrowed Funds                       5,303,480        338,479        8.53%      8,690,000      389,270      5.99%
        Money Market Accounts               16,482,414        628,900        5.10%      9,018,521      356,370      5.28%
     Holding Company Debt                      941,621         70,132        9.96%      1,075,000       72,261      8.99%
                                            ------------------------------------------------------------------------------
                                            53,580,228      2,424,568        6.05%     44,164,304    1,971,232      5.97%
                                            ==============================================================================
Net Interest Income                                         1,213,753                                  645,633
                                                            =========                                  =======
Weighted Average Rate Spread                                                 3.35%                                  1.98%
                                                                             =====                                  =====
Net Yield on Average earning assets                                          3.14%                                  1.96%
                                                                             =====                                  =====


(1) For purposes of computing average yields on the loan portfolio as presented in the above analysis, loans on non-accrual status are included in the average loan balances.

Allowance for Loan Losses

        The monthly loan loss provision remained at a rate of $7,500 in the third quarter of 1997. In the 1996 period, the monthly provision was $6,000. The increased monthly provision for loan losses is the result of management's desire to build reserves, as new loans are originated in Ann Arbor. A special loan loss provision of $194,000 was charged to income in June 1997 as directed by the Bank's regulatory examiners. They required the special provision as a result of ratio analysis rather than specific loan problems, expected loan losses or actual loss experience.

                                    Three Months Ended             Nine Months Ended
                                        Sept. 30,                      Sept. 30,
                                   1997           1996            1997            1996
                                ---------------------------------------------------------
Provision for loan losses       $ 22,500        $ 98,000      $ 261,500        $ 128,000
Loan charge-offs                 (10,000)       (134,636)       (56,772)        (170,470)
Recoveries                         7,755           2,807         30,799            7,007
                                --------        --------      ---------        ---------
Net increase (decrease)
  in allowance                  $ 20,255        $(33,829)     $ 235,527        $ (35,463)
                                ========        ========      =========        =========

                                     At              At              At
                                  Sept. 30        June 30,      December 31,
                                    1997            1997            1996
                                -------------------------------------------
Total loans (1)                 $28,224,624     $28,488,449     $20,966,290
Allowance for loan losses           533,310         513,055         297,783
Allowance/Loans, % (1)                1.89%           1.80%           1.42%

(1) Excludes loans held for sale.

        The following schedule summarizes the Company's nonperforming assets for the periods indicated:

                             At             At          At
                         Sept. 30,       June 30,  December 31,
                           1997           1997         1996
                         --------------------------------------
Past due 90 days and over
and still accruing:
  Real estate             172,270       337,879       226,144
  Installment              23,493        24,331        34,096
  Commercial              340,385        94,738        29,479
                          -------       -------       -------
    Subtotal              536,148       456,948       289,719

Nonaccrual
loans:
  Real estate             559,519       578,725       336,468
  Installment              21,083             -         1,968
  Commercial              113,216        85,263       125,761
                          -------       -------       -------
    Subtotal              693,818       663,988       464,197

Other real
estate owned (2)          597,570       597,570       266,079
                          -------       -------       -------

Total                   1,827,536     1,718,506     1,019,995

As % of total
loans (1)                   6.47%          6.03%        4.86%
Ratio of allowance for
  loan losses to total
  non-performing loans      43.4%          45.8%        39.5%

(1) Excluding loans held for sale.

(2) Other real estate owned at September 30, 1997, June 30, 1997 and December 31, 1996 includes a commercial development site in Sault Ste. Marie, Michigan. Based upon its assessment of current market conditions, management believes the 16-acre site where a former loan office is located has a fair market value substantially more than its carrying cost of $266,079. This property is carried as other real estate owned in the Company's financial statements since the Bank no longer plans to use it as a branch location. While it is management's goal to sell this site in 1997, and the Bank is in negotiations at this time to sell a significant portion of the property, there is no assurance that a sale will be consummated.

        With the exception of one $42,470 commercial real estate building, the other real estate owned, other than the property mentioned above, consists of residential single family homes. Based upon management's review of appraisal information and current broker price opinions, management believes that with few exceptions, the Bank is well secured with respect to these loans and the other real estate owned which is carried at cost. Subsequent to quarter-end, two houses carried as other real estate owned with a carrying value of $209,317 were sold at cost.

        Since year-end 1996, the increases in non-performing assets mainly relate to loans originated for the secondary market which have become delinquent and are either under modification agreements to bring the loans current or in the process of foreclosure.

        The Bank's greatest credit risks relate to the commercial and home equity/installment loan portfolios, and these levels showed decreases at September 30 from the levels at June 30, 1997 and December 31, 1996, with the exception of the $295,643 commercial credit discussed below. Included at September 30, 1997 in commercial loans delinquent 90 days and over and still accruing are two loans secured by a self-store warehouse and retail complex in Sault Ste. Marie with a balance of $295,643 which matured in June 1997. Management believes that the Bank is well secured by the real estate collateral and is working with the borrowers to refinance the property with another local bank. Subsequent to quarter-end, the Bank received paydowns on two commercial loans in the non-accrual or over 90 day delinquent categories in the amount of approximately $47,000 and charged-off the remaining balance of a third $26,000 loan, after a $13,000 principal payment.

        Management believes that the current allowance for loan losses is adequate to absorb losses inherent in the loan portfolio, although the ultimate adequacy of the allowance is dependent upon future economic factors beyond the Company's control. A downturn in the general nationwide economy will tend to aggravate, for example, the problems of local loan customers currently facing some difficulties, and could decrease residential home prices. A general nationwide business expansion could however conversely diminish the severity of any such difficulties.

Non-Interest Income

        Total non-interest income decreased to $1,173,292 for the three months ended September 30, 1996 from $1,579,149 for the three months ended September 30, 1997. The decrease was principally a result of an absence in the 1997 period of securities gains and special gains from the sale of loan servicing rights which more than offset a $374,963 increase in the mortgage banking income.

        Total non-interest income increased to $4,003,201 for the nine months ended September 30, 1997 from $2,516,609 for the nine months ended September 30, 1996. The increase was principally a result of a $2,211,210 increase in the mortgage banking income.

        Securities. During the nine months ended September 30, 1997, securities totalling $5,774,430 were sold from the Bank's available-for-sale securities portfolio with gross realized losses of $63,186 and gains of $29,746. During the first half of 1997, the Bank sold most of its COFI-index and LIBOR-index linked adjustable rate mortgage- backed securities. Taking into account realized and unrealized gains and losses on the securities portfolio, during the first nine months of 1997, the yield on the Company's investment securities portfolio was 8.72%. During the nine months ended September 30, 1997, securities totalling $138,883 were sold from the Company's available-for-sale securities portfolio with gross realized gains of $41,155 and no losses.

        Mortgage Banking. Mortgage banking income increased to $1,248,818 in the three months ended September 30, 1997 from $873,855 in the three months ended September 30, 1996, from sharply increased loan purchase and origination volumes during the 1997 period as well as the gain on sale of participation certificates in sub-performing home equity loans (see the discussion of the "RTC Loan Pool" below). This was partially offset by a decrease in return from the Bank's investment in FHLMC and FNMA single family mortgage loans serviced for others, as a result of amortization of servicing right assets due to mortgage payoffs. There was also a lower of cost or market adjustment of $18,839 credited to income in the 1997 period to mark the mortgages held for sale to the lower of cost or market, versus income of $73,917 in the 1996 period.

        Although loan purchase and origination volumes increased during the period, the amount of loans held for sale at September 30, 1997 decreased 56.7% from the level at December 31, 1996 as management changed its operating procedures so that more loans held for sale which were purchased or originated just prior to month-end were pooled or sold prior to month-end. This also decreased the need for temporary month-end short term borrowings, which dropped 86.5% at September 30, 1997 from the amount at December 31, 1996.

        At September 30, 1997, the Bank and its subsidiaries owned the right to service $140,979,128 of FHLMC, FNMA and private conduit mortgages for others, of which approximately 55% was owned by Midwest Loan Services, and the remainder owned by the Bank. The following table summarizes the portfolio by type and mortgage note rate:

           Interest Rate Stratification of the Company's Servicing


($ in 000s)                           FIXED RATE - BY MATURITY
                                    -----------------------------
Mortgage Rate (%)           ARMs     UNDER 10    10-25   OVER 25

9.00 and up                2,217        109        223    3,702
8.50 - 8.99                8,208          -        431    6,800
8.00 - 8.49                5,044        115      1,302   18,397
7.50 - 7.99                2,178         64      4,055   41,522
7.00 - 7.49                1,257        193      8,279   19,296
6.50 - 6.99                    -        175      5,683    8,854
6.00 - 6.49                    -        159        934    1,377
under 6.00                   391          -          -       14
                          ------     ------     ------   ------
                          19,295        815     20,907   99,962
Current market
  interest rates           6.50%      7.25%      7.25%    7.50%
Average annual
  servicing fee            0.47%      0.29%      0.27%    0.26%

        Interest rates have been very stable for nearly twenty months.
If interest rates were to decline to levels briefly seen during the Summer of 1993, the portfolio would experience significant refinancings and payoffs, which would hurt income. Based on recent comparable sales and indications of market value from industry brokers, management believes that the current market value of the Company's mortgage servicing rights approximates cost. During the 1997 third quarter, the Bank sold approximately
$83,900,000 of it's servicing portfolio for a net gain of $41,227. Market interest rate conditions can quickly affect the value of mortgage servicing rights in a positive or negative fashion, as long term interest rates rise and fall.

        At September 30, 1997, the Bank had outstanding purchase commitments to buy single family FHLMC qualifying mortgage loans of $33,573,000 and outstanding forward commitments to deliver FNMA and FHLMC mortgage-backed securities of $5,000,000, substantially all of which commitments were for delivery within three months or less.

                    Servicing Rights Held by the Company

(amounts in $000s)                 Sept. 30   June 30, December 31,
                                     1997       1997      1996
                                  ---------------------------------
Total servicing portfolio          140,979    204,178    214,046
Book value of servicing              1,611      2,429      2,312
Estimated market value
  of servicing:
  Management estimate (1)            1,628      2,528      2,371
  Discounted cash flow (2)           1,636      2,644      2,466
Estimated excess of market
  over book value (3)               25- 17    215- 99    154- 59

(1) Assumes a price based upon market transactions at September 30, June 30, 1997 and December 31, 1996 of 4.7x, 4.7x and 4.9x (4.9 times the servicing fee) for 30-year servicing, 3.6x, 3.6x and 3.75x for 15-year servicing, 2.2x, 2.2x and 2.3x for Balloon servicing and 2.1x, 2.1x and 2.1x for ARM servicing, respectively. Excess servicing is discounted from these amounts at a multiple of one times the servicing fee.

(2) Uses net present value analysis of future cash flows, discounted back at 13.14%.

(3) Range based upon the two methods used in (1) and (2), above.

        During the period ended September 30, 1997 purchases and sales of mortgage servicing rights by third-parties evidenced a stable trend in price which mirrored the generally stable interest rates throughout the period. Subsequent to September 30, 1997, the value of servicing rights decreased as interest rates fell to new cycle lows.

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

        Substantially all of the remaining loans underlying the first four Participation Certificates were sold as of March 28, 1997 for $1,725,000. As a result the Bank's investment in the RTC Loan Pool was reduced to zero, and the balance of the proceeds from the sale, per the terms of the RTC Loan Pool acquisition agreement, was split 50/50 with the servicer of the RTC Loan Pool. The Bank's gain on this transaction to date, included in mortgage banking income, is $408,237. Additional proceeds are anticipated from the loans underlying the Fifth Participation Certificate with a face value of $215,000.

        In mid-1996, the servicer submitted a request to the RTC for a $650,000 refund of loans that had previously been paid off, but were included in the RTC Loan Pool, pursuant to the original purchase agreement. If received, this amount would be split 50/50 with the RTC servicer of the RTC Loan Pool. In April 1997, the servicer was notified that the RTC had accepted the refund request in the amount of $300,000 with a request for additional information regarding the remaining $350,000. After the additional information was submitted, the RTC rejected the claim in total. As a result, the Bank filed a lawsuit in late October 1997 against the RTC in the U.S. District Court for the District of Columbia seeking recovery of the requested $650,000 refund. If additional proceeds are realized from either the RTC or the Fifth Participation Certificate, any of the amounts received would also be split 50/50 with the servicer of the RTC Loan Pool, and any amount received by the Bank would be income.

        Varsity Mortgage. The Bank restructured the agreement with the managers of Varsity Mortgage as of April 1, 1997. Under the revised agreement, the Bank will have an ongoing profit participation equal to 50% of the net income of Varsity Mortgage. Previously, the Bank's future profit participation was capped at an amount related to its investment. The Bank also lowered it's capital investment in Varsity Mortgage to $300,000 and extended a line of credit in the amount of $500,000 at Wall Street Journal Prime Rate, of which line nothing has been drawn to date. In exchange, the Bank lowered the tablefunding interest rate on its tablefunding line to Varsity Mortgage so that it is now in line with market interest rates on comparable tablefunding lines, and increased the Managers' annual salaries by a total of $150,000 per year. Further, as a result of the restructuring of the agreement, the Bank's income from Varsity Mortgage for the quarter ending June 30, 1997 was decreased on a one-time earnings adjustment of approximately $145,000 (see "Non-interest Expense", below). In the three and nine months periods ended September 30, 1997, the Bank's share of Varsity Mortgage's income was $109,370 and $239,130.

        Michigan BIDCO. Michigan BIDCO (the "BIDCO") invests in businesses in Michigan with the objective of fostering job growth and economic development. As of September 30, 1997, the BIDCO had made twenty-three such investments, amounting to a total of $10,112,600 at original cost (before repayments or participations sold). At September 30, 1997, the BIDCO had total unaudited assets of $5,623,696. For the three and nine months ended September 30, 1997 and 1996, the Bank's 44.1% equity share in the earnings of the BIDCO's reported net income

(loss) was ($97,182) and ($8,821), and ($53,660) and $31,179, respectively.

        The BIDCO's net loss in the 1997 period was the result of investment mark to market adjustments primarily affecting two BIDCO investments, #16 and #20, below. The carrying value of the BIDCO's investment in #16 was reduced to $552,861, some $938,215 below cost. During the third quarter of 1997, the BIDCO reached agreement with #20 on renegotiated terms of its investment in #20 as part of a prepackaged bankruptcy reorganization of this firm during the fourth quarter of 1997. The carrying value of the BIDCO's investment has been reduced from $390,000 to $280,000 to reflect the value, post-restructuring.

        The Bank owns 280 shares of common stock in the BIDCO, currently representing a 44.1% equity interest. The Company's consolidated fully diluted ownership in the BIDCO is 15.6%, after considering the impact of convertible bonds.

        Michigan BIDCO makes its investments in the form of loans or direct equity investments, or a combination thereof. The BIDCO's limit on its investment in one borrower is currently $500,000, and the BIDCO arranges participations for investments in excess of this amount. By management policy, the Bank is restricted from investing or lending to a business that the BIDCO finances. The BIDCO typically receives warrants or participation rights in the companies in which it invests. To date, investments (at original investment cost before participation by other investors) have been made in the following types of businesses (excluding investments repaid in full):

        Michigan BIDCO, investments:
        ----------------------------
                                       Total Initial   Equity
        Industry                          Investment   Participation?
        #1  ABC-TV affiliate              $1,472,000    yes
        #3  Cable TV                         545,000    yes
        #6  Environmental engineering        100,000    repurchased
        #8  Hunting supplies                  60,000    no
        #9  Injection mold equip.
            manufacture                       25,000    no
        #10 Janitorial supplies               85,000    no
        #11 Limited service hotels           738,600    yes
        #12 Manufacturing                    200,000    no
        #13 Manufacturing                    200,000    no
        #14 Manufacturing                    200,000    no
        #15 Metal manufacturing               80,000    no
        #16 Paper converting               2,762,000    yes
        #18 Railcar parts manufacturing      125,000    yes
        #19 Railroad boxcar leasing        1,500,000    no
        #20 Recycled paper pulp mill         780,000    yes
        #22 Specialty financial services     540,000    yes
        #23 Tissue paper mill                700,000    yes
                                         -----------
        Total                            $10,112,600
                                         ===========

        Loan participations have been sold in loans associated with investments #1, 3, 10, 12, 13, 14, 16, 19, 20 and 23. At September 30, 1997, the BIDCO had
no outstanding conditional commitments to lend.

        Northern Michigan Foundation. In December 1995, the BIDCO donated $225,000 to capitalize Northern Michigan Foundation (the "Foundation"), and, in early 1996, donated an additional $75,000 to the Foundation. These donations negatively impacted the BIDCO's and the Company's earnings in the 1996 first quarter. On an ongoing basis as the Foundation increases the size of its loan portfolio an increased portion of the BIDCO's overhead has been borne by the Foundation. The BIDCO and the Foundation share administrative staffs and offices, with the Foundation reimbursing the BIDCO for these services. The monthly management fee paid by the Foundation to the BIDCO for the firset half of 1997 was $8,000, and in the third quarter of 1997, the fee was raised to $11,000 per month. As a result of its capitalization by the BIDCO, the Foundation was able to borrow a total of $2,000,000 from the U.S. Rural Economic Community Development Service Agency ("U.S. RECDS") at 1% interest with a 30 year term. As of September 30, 1997, the Foundation had lent $1,570,000 of its available funds to twelve borrowers, with $730,000 undrawn and available for lending from the U.S. RECDS loan, and cash available for relending from paid off loans and the Foundation's initial equity capital of $674,000.

Non-Interest Expense

        Non-interest expense increased to $1,760,796 in the three months ended September 30, 1997 from $1,495,475 for the three months ended September 30, 1996. The increase was primarily the result of profit sharing reflected as salary and wage expense at Varsity Mortgage, and the expansion of business at the Ann Arbor office of the Bank, Varsity Mortgage and Varsity Funding.

        Non-interest expense increased to $5,510,779 in the nine months ended September 30, 1997 from $3,534,284 for the nine months ended September 30, 1996. Comparisons of the first nine months of 1997 versus the first nine months of 1996 should take into account that fact that the Bank started-up the Ann Arbor main office in February 1996, and Varsity Mortgage started operations in March 1996, so that 1997 reflects a full three quarters of expenses as well as business expansion since the start-up year. Non-interest expense in the 1997 second quarter also reflects $145,000 in one-time additional profit-sharing expense at Varsity Mortgage resulting from a restructuring of the Varsity Mortgage operating agreement and a substantial accrual of bonus under the Bank President's five year employment contract in the amount of $210,000.

        Non-interest operating expense for the parent company only decreased to $19,963, for the three month 1997 period from $37,873 for the 1996 period. Legal, audit, public listing and ESOP benefit expenses were lower. Non-interest operating expense for only the parent company increased to $151,540 for the nine month 1997 period from $108,336 for the 1996 period. Public listing and ESOP benefit expenses were higher.

        As a result of several factors, including regulatory criticism of past performance of the Bank with respect to earnings and compliance, and the fact that the Bank has not met it's internal budgetary goals for 1997, the Company is evaluating various options. The future success of the Bank is dependent upon firm management response to correct deficiencies noted by the Bank's regulators, including a reduction in staff levels and other expenses to bring them in line with the current volume of business, and specific measures to correct noted deficiencies.

Liquidity and Capital Resources

        Capital Resources. The table on page 24 sets forth the Bank's risk based assets, and the capital ratios and risk based capital ratios of the Bank and Company. At September 30, 1997, the Bank was "well" capitalized for bank regulatory purposes (the required ratio for "well capitalized" was 5% of total assets (Leverage), 6% (Tier 1) of risk-based assets, and 10% (Tier 1 and 2) of risk-based assets).

        The Company's common stock, par value $0.01 per share is listed on the NASDAQ Small-Cap Stock Market. The Company recently received notification from NASDAQ that it does not meet one of the new continued listing requirements recently implemented by NASDAQ with respect to the number of shares held as public float. The minimum requirement under the new rules is 500,000 shares held by non-officers, directors and 10% shareholders. Although the Company believes that if the Company were to declare a 50% stock dividend, it would meet the above 500,000 share NASDAQ's public float requirement, there is no assurance that the Company will meet NASDAQ's continued listing requirements, or that the requirements for continued listing for the NASDAQ SmallCap Market will not be raised in the future which could cause the Company's shares to be delisted. If the Company were to cease to be listed on the Nasdaq SmallCap Market, it could have a material adverse effect on the market price and liquidity of the market for the Company's Common Stock, which in turn could have a material adverse effect on the Company There has historically been a relatively inactive market for the Company's Common Stock.

        This report contains certain forward looking statements which reflects the Company's expectation or belief containing future events that involve risks and uncertainties. Among others, certain forward looking statements relate to the continued growth of various aspects of the Company's community banking and mortgage banking operations and the nature and adequacy of allowances for loan losses. The Company can give no assurance that the expectations reflected in its forward looking statements will prove to be correct. Various factors could cause results to differ materially from the Company's expectations.

        Without intending to be exhaustive, these factors include: reliance on key personnel and the potential inability of the Company to attract or retain qualified managers; the risks inherent in the establishment of a new business enterprise, including substantial operating losses, associated with the establishment and growth of the Bank's Ann Arbor branch, without any assurance of future profitability; significant

                        UNIVERSITY BANK                          24

  Risk Adjusted Assets & Risk Adjusted Capital Ratio at September 30, 1997
                            ($ in 000's)

----------------------------------------------------------------------------------------
                                                                           Risk Adjusted
                                                      Value         Risk      Asset
                             Asset                                 Weight     Value
----------------------------------------------------------------------------------------
Cash and Federal Reserve Deposits                        388             0%      -
U.S. Gov't Agency Secuities                              591             0%      -
U.S. Treasury Securities                                 -               0%      -
U.S. Gov't Guaranteed Loans                              187            20%       37
Balances at Domestic and Canadian Banks                1,176            20%      235
Fed Funds Sold                                        14,128            20%    2,826
U.S. Gov't Agency Mortgage-Backed Securities           1,490            20%      298
U.S. Gov't Equity Securities                             848            20%      170
Other Mortgage-Backed Securities                         -              50%      -
1-4 Family Mortgage Loans                             23,484            50%   11,742
Junior Liens                                           3,626           100%    3,626
All Other Loans                                       14,687           100%   14,687
Loan Loss Reserve                                       (533)            0%      -
All Other Securities                                     -             100%      -
Real Estate Owned                                        598           100%      598
Premises & Equipment                                   1,890           100%    1,890
Mortgage Servicing Rights                              1,611           100%    1,611
Other Assets                                           2,793           100%    2,793
----------------------------------------------------------------------------------------
TOTAL ASSETS                                          66,964                  40,513

Off Balance Sheet Items:
     Letters of Credit and Committments>1 year           -             100%      -
     Foreign Exchange Contracts                          200             1%        2
     Home Equity Lines of Credit                       2,768            50%    1,384
     Interest Rate Contracts  (1)                        -               0%      -
     FHLMC FNMA Loan Purchase Committments<1year      33,573             0%      -
     MBS FHLMC/FNMA Forward Sell Committments  (1)     5,000             0%      -
     Agency Guaranteed Commercial Loans Sold             203            20%       41
                                                    ------------------------------------
TOTAL RISK-ADJUSTED ASSETS                                                    41,939
                                                                            ========
Capital Resources:
Shareholder Equity                                     4,611
Net Unrealized Loss on AFS Securities                     15
Minority Interest in Consolidated Subsidiary             210
                                                    --------
Total Equity (Tier 1)                                  4,835
Qualifying Loan Loss Reserve (Tier 2)                    511
                                                    --------
Regulatory Capital (Tier 1 & Tier 2)                   5,346
                                                    ========
Primary and Total Capital Ratio (Leverage)              7.22%
                                                    ========
Risk Adjusted Capital Ratio (Tier 1)                   11.53%
                                                    ========
Risk-Adjusted Capital Ratio (Tier 1 & Tier 2)          12.75%
                                                    ========
University Bancorp Consolidated
     Total Capital Ratio (Leverage Ratio)               6.07%
                                                    ========

        competition from other financial institutions with far greater assets and resources than the Company; credit and loan loss risks associated with the relative lack of geographic diversity of the Bank's borrowers (who tend to be concentrated in the Ann Arbor and eastern Upper Peninsula of Michigan areas); the sensitivity of the Company's operations to many factors beyond its control, including general economic conditions and monetary policies; and the effects of extensive governmental regulation and supervision, including risks that regulatory examiners give negative examination ratings.

        The above cautionary statement is for the purpose of qualifying for the "safe harbor" provisions of Section 21E of the Securities Exchange Act of 1934.

        Bank Liquidity. The Bank's primary sources of liquidity are customer deposits, scheduled amortization and prepayments of loan principal, cash flow from operations, maturities of various investments, the sale of loans held for sale, borrowings from correspondent lenders secured by securities and/or residential mortgage loans. In addition, the Bank invests in overnight Federal Funds. At September 30, 1997, the bank had cash and due from banks and fed funds sold of $16,150,584. The Bank also has an unused $2,000,000 line of credit secured by investment securities and two lines of credit from correspondents secured by mortgage loans for sale to the secondary market. The Bank has also sold brokered CDs from time to time in order to bolster liquidity.

        During the nine month period ended September 30, 1997 the Bank reduced its brokered deposits by approximately $6,500,000, which was more than offset by a corresponding increase in retail time deposits. In addition, during the nine month period ended September 30, 1997, the Bank repaid all Federal Home Loan Bank advances, reducing the Bank's borrowings by $6,000,000.

        Parent Company Liquidity. At year-end 1996, University Bancorp, Inc. held cash and marketable equity securities of $155,183. This decreased by $65,254 to $89,929 at September 30, 1997. The decrease in cash and marketable equity securities was due to an increase in the Company's investment in the Bank of $350,000 during the quarter, mostly offset by the sale of shares of the Company's common stock in a private placement. During the nine months ended September 30, 1997 no dividends were paid from the Bank, as a result of low
profitability at the Bank.   Dividends from the Company's bank subsidiary
together with earnings from the cash and marketable equity securities held by the parent company are the principal sources of cash used to fund the parent company's indebtedness to North Country Bank & Trust ("NCB&T"), which amounted to $937,500 and $962,500 at September 30, 1997 and at December 31, 1996,
respectively. The NCB&T note matured November 1, 1997, and was recently modified to extend the maturity date to December 31, 1997. The Company intends to seek an additional renewal at that time. Management believes that if the holding company's loan is renewed, the cash and securities on hand, federal tax refunds receivable and the available unrestricted retained earnings that University Bank is able to pay the Company in the form of

                             University Bank
                   Asset/Liability Position Analysis
                              ($ in 000's)
                        Maturing or Repricing in

-------------------------------------------------------------------------------------------------
ASSETS                               3 MOS   3 - 12 MOS  1-5 YEARS  >5 YEARS  ALL OTHERS    TOTAL
-------------------------------------------------------------------------------------------------
Fed Funds                           14,128                                                 14,128
Loans (1)                            1,085      1,218      3,885      6,651                12,839
Securities                           2,139          1          4        848          2      2,994
Loans Held For Sale                  9,512                                                  9,512
Matured Loans                        1,013                                                  1,013
Variable Loans                      12,149                                                 12,149
Servicing Rights                                                                              -
Other Assets                                                                     5,395      5,395
Cash & Due From Banks                                                            1,973      1,973
Overdrafts                              30                                                     30
Non-accrual Loans                                                                  651        651
TOTALS                              40,056      1,219      3,889      7,499      8,021     60,684
                              -------------------------------------------------------------------

LIABILITIES & CAPITAL
---------------------------
Jumbo CD's                          11,878      4,455      1,417                           17,750
Other CD's                           1,525      6,324      3,711         54                11,614
MMDA                                17,939                                                 17,939
NOW                                    206        617      3,291                            4,114
Demand & Escrows                                                                 4,012      4,012
Savings                                110                                                    110
Can $ Savings                           29                                                     29
Other Liabilities                    3,500      2,500                           (5,514)       486
Repo's & Borrowings                                                                           -
Equity                                                                           4,630      4,630
                              -------------------------------------------------------------------
TOTALS                              35,187     13,896      8,419         54      3,128     60,684

Impact of Hedging                      -          -          -      (22,000)         0
Impact of LHFS & Pending               -          150        592     17,809          0

               GAP                   4,869    (12,527)    (3,938)     3,254      4,893

          CUMULATIVE GAP             4,869     (7,658)   (11,596)    (8,342)    (3,449)

                                      8.02%    -12.62%    -19.11%    -13.75%     -5.68%

NOTES:
(1)  Net of bad debt reserve.

        dividends, with permission of NCB&T, should currently be sufficient to cover expected required principal reductions. There can be no assurance that the loan will be renewed, and if not, the Company will seek an alternative lending source.

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

        Rising long term and short term interest rates tend to increase the value of the Bank's and Midwest Loan Services' investment in mortgage servicing rights and improve the Bank's and Midwest Loan Services' current return on such rights by lowering required amortization rates on the rights. Rising long and short term interest rates also increase origination activity at Varsity Funding as more residential borrowers need alternative sources of funding outside of traditional secondary market loans. However, rising interest rates tends to decrease new mortgage origination activity, negatively impacting current income from the Bank's retail mortgage banking operations and Varsity Mortgage's operations. Rising interest rates also slow Midwest Loan Services' rate of growth, but increases the duration of its existing subservicing contracts. The table on page 26 details the Bank's asset/liability sensitivity as of September 30, 1997.

        PART II OTHER INFORMATION

Item 1. Legal Proceedings

        Other than the lawsuit filed by the Bank, further described in Part I,
Item 2 under "Non-Interest Income", RTC Loan Pool, there are no material pending legal proceedings to which the Company or any of its subsidiaries is party or to which any of their properties are subject.

Item 2. Changes in Securities

        None

Item 5. Other information

        Parent Company Financial Information

             Certain condensed financial information with respect to University Bancorp, Inc. follows:

        UNIVERSITY BANCORP, INC. (The Parent)                                 28

        Condensed Balance Sheet (Unaudited)

                                                      September 30,      December 31,
                                                          1997               1996
 ASSETS                                               ------------      ---------------
 Cash and due from banks                              $       8,381     $        41,113
                                                      -------------     ---------------
 Investment in subsidiary                                 4,611,427           4,529,503
                                                      -------------     ---------------
 Due from ESOP                                                1,000               1,000
 Securities available for sale (Note 2)                      81,548             114,070
 Investment in Michigan BIDCO                               201,201             202,702
 Federal income tax receivable                              901,301             173,372
 Deferred taxes                                               4,640               8,537
 Prepaid expenses and other assets                            4,433              34,040
                                                      -------------     ---------------
 Total other assets                                       1,194,123             533,721

   TOTAL ASSETS                                           5,813,931           5,104,337
                                                      =============     ===============


                                                         March 31,        December 31,
                                                           1997               1996
 LIABILITIES AND SHAREHOLDERS' EQUITY                 --------------    ---------------

 Note payable                                               925,000             962,500
 Accrued interest payable                                    15,459              10,284
 Accounts payable                                            11,679             138,443
 Due to subsidiary                                          755,807              80,342
 Deferred Tax Liability                                      12,739                   0
                                                      -------------     ---------------
      Total Liabilities                                   1,720,684           1,191,569

 Stockholders' equity:
   Capital stock and paid in capital                      3,173,002           2,618,459
   Retained earnings                                        910,988           1,299,473
   Net unrealized loss on
     available-for-sale securities                            9,257              (5,164)
                                                      -------------     ---------------
      Total Stockholders' equity                          4,093,247           3,912,768
                                                      -------------     ---------------
      TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY                          $   5,813,931     $     5,104,337
                                                      =============     ===============


       UNIVERSITY BANCORP, INC. (The Parent)

       Condensed Statement of Operations                    For the Three-Month              For the Nine-Month
                   (Unaudited)                                Periods Ended                    Periods Ended
                                                               September 30,                    September 30,
                                                             1997           1996             1997           1996
                                                             ----           ----             ----           ----

  Net income (loss) from bank subsidiary                $   (174,800)   $   195,313      $ (272,506)   $   (162,492)
  Gain on sale of investments                                      0         16,280          41,155          44,598
  Interest income                                              4,671          5,617          15,885          15,299
  Other income                                                     0         13,877              88          18,502
                                                         ------------    ----------       ------------   ----------
     Total income (loss)                                    (170,129)       231,087        (215,379)        (84,093)
                                                         ------------    ----------       ---------      ----------
  Interest expense                                            23,397         20,249          70,132          64,580
  Legal and Audit Expense                                      6,594          8,124          38,848          46,891
  Public listing expense                                      10,215         13,075          53,120          29,068
  Other expenses                                               3,154         16,674          59,572          32,377
                                                         ------------    ----------       ---------      ----------
     Total expenses                                           43,360         58,122         221,672         172,916
                                                         ------------    ----------       ---------      ----------
     Income (loss) before income taxes                      (213,489)       172,965        (437,051)       (257,009)
                                                         ------------    ----------       ---------      ----------
     Income taxes (benefit)                                  (26,885)        (7,000)        (48,567)        (15,000)
                                                         ------------    ----------       ---------      ----------
     Net income (loss)                                      (186,604)       179,965        (388,484)       (242,009)
                                                         ===========     ==========       =========      ==========

Net income (loss) per common share                            ($0.14)         $0.14          ($0.31)         ($0.19)
                                                         ===========     ==========       =========      ==========

       UNIVERSITY BANCORP, INC. (The Parent)                                  30

       Condensed Statement of Cash Flows
                   (Unaudited)

                                                                               For the Nine Month
                                                                                  Periods Ended
                                                                                  September 30,

                                                                              1997           1996
                                                                           -----------    -----------
       Reconciliation of net income (loss)
         to net cash used in
         operating activities:
          Net Income (Loss)                                              $   (388,485)  $   (242,009)
          Depreciation                                                              0          1,743
          Increase in Federal income tax receivable                          (727,929)             0
          Increase in payable to affiliate for federal
                   income tax receivable                                      675,465              0
          Decrease/(increase) in Other Assets                                  35,005       (162,449)
          Increase(Decrease) in interest payable                                5,175         (9,639)
          Increase(Decrease) in other liabilities                            (121,454)       100,437
          Subsidiary net (income)/loss                                        (81,924)       162,492
                                                                           ----------     ----------
            Net cash provided by (used in)
             operating activities                                            (604,147)      (149,425)
                                                                           ----------     ----------

      Cash flow from investing activities:
        Contributions of capital to subsidiary                                      0        (66,750)
        Purchase of available for sale securities                                   0        (97,442)
        Proceeds from sale of available for sale securities                    54,372        138,216
                                                                           ----------     ----------
            Net cash provided by (used in)
             investing activities:                                             54,372        (25,976)
                                                                           ----------     ----------

      Cash flow from financing activities:
        Principal payment on notes payable                                    (37,500)       (37,500)
        Proceeds from sale of common stock                                    554,543         66,750
        Purchase of treasury stock                                                  0        (20,946)
                                                                           ----------     ----------
            Net cash provided by (used in)
             financing activities:                                            517,043          8,304
                                                                           ----------     ----------
          Net changes in cash and cash equivalents                            (32,732)      (167,097)

      Cash:
        Beginning of year                                                      41,113        239,868
                                                                           ----------     ----------

        End of period                                                    $      8,381   $     72,771
                                                                            =========      =========

     Supplemental disclosure of cash flow information:
      Cash paid (received) during the year for:
        Interest                                                         $     18,726   $     49,538


                                                                 31
Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits.

27.     Financial Data Schedule.

        (b) Reports on Form 8-K.

        No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        UNIVERSITY BANCORP, INC.

Date:   November 12, 1997       /s/ Donald F. Rositano
                                _________________________
                                Donald F. Rositano
                                Chief Financial Officer
                                (On behalf of the registrant
                                and as
                                Principal Financial Officer)

        Exhibit Index
        -------------                                 Sequentially
                                                      Numbered
                                                      Page
                                                      ------------


        27.   Financial Data Schedule                       33