Form 10-K
period 1997-12-31
UNIVERSITY BANCORP INC /DE/
filed 1998-03-31
CIK 811211

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 for the fiscal year ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to

    -----------

                         Commission file number 0-16023

                            UNIVERSITY BANCORP, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                         38-2929531
(State or other jurisdiction of                        (I.R.S. Employer
      incorporation)                                   Identification No.)

959 Maiden Lane, Ann Arbor, Michigan                   48105
(Address of principal executive offices)             (Zip Code)

        Registrant's telephone number, including area code (734) 741-5858

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

         The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the average bid and asked price for the Registrant's Common Stock on March 16, 1998, as reported by NASDAQ, was approximately $2,642,123.* The number of shares outstanding of the Registrant's Common Stock as of March 18, 1997: 1,984,227 shares.

* For purposes of this calculation shares of the Registrant held by directors and officers of the Registrant and officers of its subsidiaries and other affiliates have been excluded.

         Documents Incorporated by Reference: Portions of the registrant's Proxy Statement, to be filed by April 30, 1998 for the 1998 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Report.

                               page 1 of 108 pages

                 Exhibit index on sequentially numbered page 73

PART I.

ITEM 1. - BUSINESS

         GENERAL

         University Bancorp, Inc. a Delaware corporation (individually and on a consolidated basis with its subsidiary where the context indicates, the "Company" or the "Corporation"), operates as a bank holding company for its wholly-owned subsidiary, University Bank. University Bank (the "Bank") is a state chartered community bank. The Bank was chartered by the state of Michigan in 1908 as successor to a banking organization organized in 1890. The Bank changed its name from "The Newberry State Bank" to its current name in July 1995 to more closely identify the name of the Bank with its current place of business. Ann Arbor, the home of the University of Michigan, is a university town. The Bank's accounts are insured by the Federal Deposit Insurance Corporation.

         University Bancorp, Inc. is essentially a holding company for the Bank and it invests available cash resources in marketable equity and debt securities and interest bearing deposits. At December 31, 1997 University Bancorp, Inc. had cash on deposit of $41,676 and available for sale investments at fair value of $282,420. University Bancorp, Inc. changed its name to University Bancorp, Inc. from Newberry Bancorp, Inc. in June 1996, to more closely identify the bank holding company with the Bank.

         University Bank is headquartered in the town of Ann Arbor, Michigan, which is the largest city in Washtenaw County, in the western suburbs of the Detroit Metropolitan Statistical Area ("Detroit MSA"). Following the closing of its sale of bank office assets and liabilities relating to its former main office in Newberry, Michigan and its two branch offices in Sault Ste. Marie, Michigan on December 5, 1994, more fully described below, during 1995, the Bank relocated its main office to the former offices of its mortgage operation in Sault Ste. Marie, Michigan. Sault Ste. Marie is the largest city in the eastern Upper Peninsula of Michigan and the county seat of Chippewa County. During 1995 the Bank was primarily engaged in residential mortgage lending and servicing operations, and the investment of deposits and other bank borrowings in various investments, including investment securities issued by government agencies and U.S. Treasury securities. On February 6, 1996, the Bank opened its new Ann Arbor main office.

         The Bank conducts its banking business from its headquarters office in Ann Arbor. During the fourth quarter of 1997, the Bank closed its Sault Ste. Marie office and centralized its accounting function in Ann Arbor. The Bank's primary market area is defined as the City of Ann Arbor and surrounding areas in greater Washtenaw County. In addition, the Bank retains a portfolio of loans from the eastern Upper Peninsula of Michigan and Sault Ste. Marie, Ontario, Canada which are serviced from a one-person collection office located in Newberry, Michigan which is located approximately 60 miles east of Sault Ste. Marie, Michigan.

         Mortgage Banking. In October 1995, the Bank established a new mortgage banking subsidiary, Varsity Funding, L.L.C. ("Varsity Funding"). Varsity Funding specializes in the purchase and origination of impaired credit, or subprime quality, residential mortgages, for sale to non-U.S. government agency-backed mortgage conduits. Varsity Funding's offices are located in Farmington Hills, Michigan, which is located on the northwest side of the Detroit MSA. During early 1997, Varsity Funding also established a retail residential mortgage operation through an office in Farmington Hills, Michigan. The retail division was expanded to include an office in Columbus, Ohio in January 1998.

         In February 1996, Varsity Funding expanded the scope of its operations by establishing another subsidiary of the Bank, Varsity Mortgage, L.L.C. ("Varsity Mortgage"). The Varsity Mortgage mortgage banking operation purchases residential home loans which generally qualify for sale to secondary market investors under the underwriting criteria of the Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") from correspondents in Michigan and in adjacent states. Loans purchased from correspondents or originated internally by the Bank are then either pooled into mortgage-backed securities and the securities are sold to investors or they are sold directly to FHLMC or FNMA. The Bank sells on a continuous basis the servicing rights to the loans or securities its originates. The Bank also retains a portfolio of residential mortgage servicing rights for mortgages located in Washtenaw County, Michigan and throughout the country which are guaranteed by government agencies.

         The Bank itself also originates residential loans from its Ann Arbor office and sells them to secondary mortgage correspondents including Varsity Mortgage. The Bank, through its Sault Ste. Marie mortgage banking office, previously operated in similar fashion to Varsity Mortgage, by purchasing, from correspondents in Michigan, or by originating, residential home loans which generally qualify for sale to secondary market investors under the underwriting criteria of the FHLMC and FNMA. In November 1996, the Bank discontinued its wholesale operation in Sault Ste. Marie and transferred all pooling and packaging of residential loans to Varsity Mortgage. The Bank's accounting department continues to administer the Bank's table funding mortgage broker lending operation from the Ann Arbor office.

         The profits of both Varsity Mortgage and Varsity Funding are subject to agreements (the "Net Branch Agreements") with the executives who have organized and supervised their operations under which profits and/or revenues are shared between the Bank and the employees of the subsidiaries. In future years, as a result of a profit sharing agreement, the Bank is entitled to share profits of Varsity Mortgage on a 50/50 basis with the managers and employees of this subsidiary. As of October 1, 1997, the Bank does not receive further profits from the pre-tax income of Varsity Funding, except that the Bank is entitled to 10% of the gross revenue (as defined in the LLC's operating agreement) of Varsity Funding on an ongoing basis, and the Bank provides a tablefunding lending facility to Varsity Funding at an above market interest rate in excess of 10%.

         Mortgage Subservicing. In July 1995 the Bank terminated its mortgage servicing operation in Sault Ste. Marie by outsourcing its servicing operations under a contract with Midwest Loan Services, Inc., of Houghton, Michigan ("Midwest Loan Services"). In December 1995, the Bank acquired 80% of the common stock of Midwest Loan Services, which specializes in subservicing, for the account of other financial institutions and mortgage brokers, of residential mortgage loans sold to FNMA, FHLMC and other private residential mortgage conduits.

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

         Northern Michigan Foundation. In December 1995, the BIDCO donated $225,000 to capitalize Northern Michigan Foundation (the "Foundation"), and in early 1996, donated an additional $75,000 to the Foundation. A portion of the BIDCO's overhead is borne by the Foundation through a monthly fee reflecting reimbursement for expenses incurred. The BIDCO and the Foundation share administrative staffs and offices, with the Foundation reimbursing the BIDCO for these services. As a result of its capitalization by the BIDCO, the Foundation was able to gain the right to borrow a total of up to $2,000,000 from the U.S. Rural Economic Community Development Service Agency ("U.S. RECDS") at 1% interest with a 30 year term.

         University Insurance & Investment Services. On December 31, 1996, the Bank established a new insurance and investment sales agency subsidiary, called, University Insurance & Investment Services, Inc., based in its Ann Arbor main office. The agency is licensed by the State of Michigan as an insurance agency. The focus of the insurance agency is life and healthcare insurance brokerage, and mutual fund and annuity sales.

         EMPLOYEES

         The Company employed 65 full-time persons at January 31, 1998, including the following:

                  University Bank, Ann Arbor                21
                  University Bank, Newberry                  1
                  Michigan BIDCO                             3
                  Midwest Loan Services                     10
                  University Insurance & Investment          1
                  Varsity Funding                           11
                  Varsity Mortgage                          18

         LINES OF BUSINESS

         COMMUNITY BANKING, ANN ARBOR

         The Bank opened its office in Ann Arbor on February 6, 1996. The retail savings products and services of the Bank include demand deposit and NOW interest-bearing checking accounts, money market deposit accounts, regular savings accounts and term deposit certificates ranging in maturity from three to sixty months. The Bank also offers self-directed retirement accounts, free access to 24-Hour ATM machines and Gold VISA accounts. The Bank also is a member of Mastercard, but currently is not offering a Mastercard product. The Bank also offers a Canadian Dollar denominated, FDIC-insured savings account to its customers, and foreign exchange services. From time to time to raise liquidity, the Bank sells CDs through brokers.

         The Bank's community banking operation offers a range of traditional lending products, including commercial small business loans, residential real estate mortgage loans, commercial real estate mortgage loans, consumer installment loans, and land development and construction loans.

         Pursuant to the Branch Sale in late 1994 and early 1995 the Bank sold a net amount of $20,787,407 of loans, leaving the Bank with approximately $6,000,000 in loans originated by the Bank's eastern Upper Peninsula banking operations. At December 31, 1997, the Bank retained approximately $1,300,000 of these commercial and installment loans, and $1,000,000 of residential real estate loans. The loans are generally secured by small business and real estate assets in the area.

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

         Varsity Funding, which began operations in late 1995, specializes in the purchase and origination of impaired credit, or subprime quality, residential mortgages, for sale to mortgage conduits. Borrowers who have substantial downpayments or equity in their homes, may as a result of past credit problems be unable to obtain home mortgages or may be in danger of losing their home to foreclosure. Impaired credit lenders provide fixed rate higher interest loans to these borrowers. Typically, within two years, borrowers who have improved their credit rating can qualify for conventional home mortgages and refinance into a lower interest rate at that time. Varsity Funding typically sells all of the mortgages it purchases to secondary market investors.

         The Bank is currently, and Varsity Mortgage and Varsity Funding have since inception been, selling the servicing right on all mortgages originated. The Bank's accounting department administers the Bank's table funding mortgage broker lending operation from the Ann Arbor office.

         Reference is made to the discussion of the mortgage banking business in
ITEM 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, in the section entitled "Non-Interest Income and Non-Interest Expense", under the heading Mortgage Banking.

         MORTGAGE SUBSERVICING

         The Bank's 80% owned subsidiary, Midwest Loan Services, specializes in subservicing, for the account of other financial institutions and mortgage brokers, residential mortgage loans sold to FNMA and FHLMC and other non-agency private conduits. Mortgage servicing firms receive monthly payments from loan customers, aggregate and account for these payments, and send the funds to mortgage-backed securities holders, such as pension funds and financial institutions. Mortgage servicers also dun delinquent accounts and foreclose loans, if required. Midwest is regulated by FHLMC and FNMA. Mortgage servicers receive a fixed monthly fee for performing this service. As of December 31, 1997, Midwest Loan Services subserviced a total of 4,989 loans, 3,864 for non-affiliated companies, and 1,125 loans serviced for the Bank and Midwest Loan Service's own account.

         INVESTMENT SECURITIES

         The Bank maintains surplus available funds in investments consisting of short-term money market instruments, U.S. federal agency obligations, and mortgage-backed securities backed by federal agency obligations. The Bank's investments and the Company's cash and equity portfolio are managed by the President of the Company, subject to the review and approval of the Board of Directors of the applicable corporate entity. The securities of the Company and the Bank provide a source of liquidity to meet operating needs. At December 31, 1997 the Bank's investments had a net unrealized loss of approximately $18,880 versus a net unrealized loss of approximately $30,154 at December 31, 1996.

         The following table discloses certain information regarding securities held by the Company, the amortized cost of which exceeded more than 10% of stockholders' equity as of December 31, 1997:

                                                          Final         Market        Amortized
Issuer                     Coupon       Yield          Maturity          Value             Cost
------                     ------       -----          --------          -----        ---------
RTC 91-12-A1 (1)              FRN       5.48%          01/25/21        533,650          561,335
FNMA CMO92-190F (2)           FRN       6.78%          11/25/07        511,875          502,813
FHLBI equity (3)              VAR       8.00%              None        848,400          848,400

-----------------------

(1) The floating rate Resolution Trust Corporation bond is backed by a portfolio of single family home mortgages. Due to the structure of the issue, the expected average life is 3-4 years. Although issued by a government sponsored agency they are not government guaranteed. The bonds are rated "AA" by Standard & Poor's and the coupon floats at 100 basis points over the 11th District Cost of Funds Index, adjusted monthly.

(2) The coupon of these FNMA securities adjusts every month to 1.60% over the three month T-Bill rate, with a 9% life of security cap.

(3) The rate varies quarterly. The Bank is required to maintain the investment in Federal Home Loan Bank of Indianapolis (the "FHLBI") common stock in an amount related to the Bank's single family mortgage related assets and FHLBI advances. Shares are redeemed or sold at par value by the FHLBI as required from time to time.

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

         At the time of establishment, the BIDCO received $3,000,000 in financing from the Michigan Strategic Fund. This investment was made in the form of a ten year loan which carries concessionary terms allowing it to be converted to a grant over time under certain circumstances. The BIDCO earns grants applied against the $3,000,000 Michigan Strategic Fund financing if there is growth in the sales and jobs of the businesses the BIDCO invests in. At the time of establishment, Michigan BIDCO sold in installments $3,000,000 in 9% Senior Convertible Bonds to match the State of Michigan's commitment, all of which amount had been issued at December 31, 1997.

         The Bank's investment in the BIDCO is accounted for under the equity method, and $94,538, $50,301 and ($55,499) of income (loss) from the BIDCO was included in the results of operations for the years ended December 31, 1995, 1996, and 1997, respectively. At year-end 1997, the Company owned a total of $197,000 of the convertible bonds at an amortized cost of $200,916. If the $3,000,000 of convertible bonds were converted, the Company's consolidated ownership of the BIDCO upon conversion would be 411 shares of common stock, or 15.61%. Joseph and Stephen Ranzini, officers and directors of the Company, and, together with members of their family and family trusts, together the principal stockholders of the Company, hold 55 shares of common stock of the BIDCO, and $693,000 principal amount of convertible bonds, convertible into 462 shares of common stock, or a total of an additional 19.62% of the common stock on a fully diluted basis (assuming conversion of all convertible bonds referred to above). Consideration is currently being given to the possibility of selling to the Company some or all of the BIDCO convertible bonds held by the Ranzini family for cash or shares of the Company or the BIDCO. If the bonds are converted and the Company's ownership of the BIDCO at that time is less than 20%, the net income of the BIDCO may not be included in the Company's statement of operations under the equity method. There is no assurance that the Company's ownership of the BIDCO will not drop under 20% in the future.

         Michigan BIDCO invests in businesses in Michigan with the objective of fostering job growth and economic development. The BIDCO has, by general policy of its board of directors, a loan to one borrower limit of $500,000. In order to be able to make investments larger than this lending limit, Michigan BIDCO will leverage its investment with loan guarantees from government agencies, the guaranteed portion of which is sold in the form of a participation, or if a government agency loan guarantee is unavailable, a participation may be sold to one or more investors, including BIDCO management, bondholders and directors. As of December 31, 1997, the BIDCO had made twenty-six investments, amounting to a total of $13,036,100 at original cost. At December 31, 1997, Michigan BIDCO had total assets of $5,683,808.

         Michigan BIDCO makes its investments in the form of loans or direct equity investments, or a combination thereof. The BIDCO typically receives warrants or participation rights in the companies in which it invests. As a matter of policy, the Bank restricts itself from investing or lending to a business that the BIDCO finances, and related parties which co-invest with the BIDCO must do so on a basis equal to or less favorable than the BIDCO's. As of December 31, 1997, investments (at original investment cost) have been made in the following types of businesses:

         Michigan BIDCO, investments:

                                                          Total       Equity
         Industry                                    Investment       Participation?
         ABC-TV affiliate                           $ 1,472,000               yes
         Adult foster care                               40,000                no
         Bridal shop                                     16,000                no
         Cable TV                                       545,000               yes
         Children's clothing manufacturer               200,000       repurchased
         Commercial laundry                             180,000                no
         Environmental engineering                      100,000       repurchased
         Home health care                                20,000                no
         Hunting supplies                                60,000                no
         Industrial supply                               85,000                no
         Limited service hotels                         738,600               yes
         Manufacturing                                  200,000                no
         Manufacturing                                  200,000                no
         Manufacturing                                  200,000                no
         Metal manufacturing                             80,000                no
         Paper converting                             2,762,000               yes
         Plastic injection molding                    2,000,000       repurchased
         Plastic mold manufacturing                      25,000                no
         Railcar parts manufacturing                    125,000               yes
         Railroad boxcar leasing                      1,500,000                no
         Recycled paper pulp mill                       780,000               yes
         Residential mortgage subservicing              450,000       repurchased
         Secured credit card issuer                     540,000               yes
         Tissue paper mill                              700,000               yes
         Truck maintenance                               17,500                no
                                                     ----------
         Total                                      $13,036,100
                                                    ===========

         The $1,600,000 80% guaranteed portion of the $2,000,000 loan to the plastic injection molding firm was sold to Federal Agricultural Mortgage Corporation and subsequently the loan was paid off. The $1,245,150 guaranteed portion of the $1,962,000 loan to the paper converting firm was sold to Federal Agricultural Mortgage Corporation. An $800,000 participation in the railroad boxcar lease was sold to a private investor group of nine individuals including Joseph and Stephen Ranzini. This same investor group purchased a $280,000 participation in the recycled paper pulp mill financing, and also purchased a $28,000 investment in one limited service hotel project to reduce the BIDCO's net exposure to $500,000. The BIDCO's investment in the recycled paper pulp mill consisted of an equity investment and a royalty on sales of a new $238,000,000 mixed office waste paper recycling/de-inking pulp mill in Menominee, Michigan.

         In December 1995, the Bank acquired 80% of the common stock of the residential mortgage servicing business, Midwest Loan Services. In connection with this acquisition, the BIDCO received 34,500 shares of Common Stock of the Company, puttable to the Company for $115,000 in December 1996, in exchange for its ownership of 10% of the common stock of Midwest Loan Services and options to buy an additional 30% of the common stock of that company. The consideration the BIDCO received for its stake was on substantially similar terms to the terms the other selling shareholders of Midwest Loan Services received from the Bank and the Company.

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

         The following table shows market share of deposits for Washtenaw County by financial institution for June 1995 and June 1996 (from the FDIC's annual branch deposit survey (June 1997 data is not yet available)):

         WASHTENAW COUNTY FINANCIAL INSTITUTION DEPOSITS:

                                                         1996           1995          Change
                  Great Lakes Bancorp                    18.2%          19.0%         -0.8%
                  First of America Bank                  17.0%          17.4%         -0.4%
                  NBD First Chicago Bank                 10.4%           9.6%         +0.8%
                  Comerica Bank                          10.3%           9.3%         +1.0%
                  Key Bank                                9.4%          13.4%         -4.0%
                  Republic Bank                           5.8%           5.5%         +0.3%
                  Standard Federal FSB                    5.0%           4.9%         +0.1%
                  Citizens Bank                           3.6%           3.4%         +0.2%
                  Chelsea State Bank                      3.0%           3.2%         -0.2%
                  University of Michigan CU               2.8%           2.7%         +0.1%
                  Michigan Natl Bank                      2.7%           2.5%         +0.2%
                  Huron River Area CU                     2.5%           2.3%         +0.2%
                  Ann Arbor Commerce Bank                 2.3%           1.8%         +0.5%
                  Hospital & Health Services CU           1.9%           1.7%         +0.2%
                  Automotive FCU                          1.4%           1.4%          0.0%
                  Charter One                             0.9%           0.9%          0.0%
                  Bank of Ann Arbor                       0.6%           0.0%         +0.6%
                  Old Kent                                0.6%           0.2%         +0.4%
                  University                              0.3%           0.0%         +0.3%
                  5 Credit Unions, 1 S&L                  1.3%           0.8%         +0.5%

                  Total Deposits (Bn)                 $ 3.503        $ 3.545

         Total deposits in the county declined 1.2% from June 1995 to June 1996. In attracting deposits, the Bank's primary competitors are other commercial banks, credit unions and savings and loans operating outside of the Upper Peninsula of Michigan. At year-end 1997, the Bank had approximately $30,000,000 in retail deposits from Washtenaw County, which is approximately a 0.86% market share.

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

         MORTGAGE BANKING

         Origination. The Bank's Ann Arbor community bank, Varsity Mortgage and to a lesser extent Varsity Funding's retail origination offices purchase or originate internally residential home loans which generally qualify for sale to secondary market investors under the underwriting criteria of the Federal Home Loan Mortgage Corporation (FHLMC) or the Federal National Mortgage Association
(FNMA) from correspondents in Michigan and in the eastern United States. Loans purchased or originated internally are either sold directly to FHLMC or FNMA, or are pooled into mortgage-backed securities and the securities are sold to investors in the secondary market.

         The Bank's retail mortgage origination operations encounter competition for the origination of residential real estate loans primarily from savings institutions, commercial banks, insurance companies and other mortgage banking firms. Many of these firms have a well established customer and/or borrower client base. Some competitors, primarily savings institutions, insurance companies and commercial banks, have the ability to create unique loan products from time to time because they are able to close the loans for their own portfolio rather than sell into the secondary market. Most loans sold into the secondary market, however, go to the same sources, those being Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC") and Government National Mortgage Association ("GNMA") guaranteed securities. Most lenders have access to these secondary market sources; therefore, competition often becomes more a matter of service and pricing than that of product. As a mortgage loan originator and a purchaser of mortgage loans through correspondents, the Bank and its affiliates must be able to compete with respect to the types of loan products offered by competitors to borrowers and correspondents, including the price of the loan in terms of origination fees or fee premium or discount, loan processing costs, interest rates, and the service provided by the Bank's staff.

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

         The Bank also originates residential loans to be held in portfolio, and management believes that this product together with the product offerings which FHLMC and FNMA have is sufficient for its competitive needs. Although the Bank is currently licensed as a HUD Title 1, Title 2 and Multifamily seller/servicer, it has no plans at this time to expand its utilization of HUD or GNMA programs. However, Varsity Funding recently initiated a GNMA single family retail lending capability utilizing the Bank's HUD seller/servicer licenses. The Bank and Varsity Funding also are correspondents for several impaired credit conduits and sell this type of residential mortgage on a non-recourse, servicing released basis.

         Varsity Funding operates in similar fashion to Varsity Mortgage and the Bank's Ann Arbor community bank, in that it purchases or originates internally residential home loans which generally qualify for sale to secondary market investors under the underwriting criteria of a wide variety of secondary market correspondents in Michigan and the midwest United States. Loans purchased or originated internally are either sold directly to private conduits, or are pooled into mortgage-backed securities and the securities are sold to private conduit investors in the secondary market. Varsity Funding's retail origination operation also sells secondary market conforming loans to Varsity Mortgage on a correspondent basis. Varsity Funding competes primarily with other mortgage banking firms, insurance companies, commercial banks, and savings and loans.

         The Bank's accounting department continues to administer the Bank's table funding mortgage broker lending operation from the Ann Arbor office. By providing working capital funding for mortgage bankers, the Bank is able to earn interest income on the amount of loans outstanding at any given time. The Bank competes in providing this service on interest rate and service. The Bank encounters competition in table funding of mortgage brokers primarily from savings institutions, commercial banks, insurance companies, other mortgage banking firms and Wall Street broker/dealer conduits. Varsity Funding and Varsity Mortgage are the Bank's largest tablefunding customers.

         Mortgage Subservicing and Servicing. The Bank currently retains 1/3 of all FHLMC and FNMA mortgage servicing rights originated or purchased to date. In the third quarter of 1996, the Bank sold 1/3 of its portfolio of accumulated servicing rights to reduce its investment in this class of asset for a gain of $256,840. In the third quarter of 1997, the Bank sold an additional 1/3 of its accumulated portfolio at no significant gain. Servicing competition is somewhat less intense than the loan origination aspect of mortgage banking. Due to net worth and management requirements, many mortgage origination companies do not have the capacity to service loans. Falling interest rates present competitive challenges for the mortgage servicing operation in that mortgagors are more likely to refinance existing mortgages. The quality of service and the ability of the origination operation to compete on price and service is important in retaining such customers by refinancing them internally, rather than losing the refinancing transaction to a competitor. Increased refinancing activity as a result of falling interest rates should decrease profitability of mortgage servicing by increasing amortization charges on purchased mortgage servicing rights.

         In the subservicing business, Midwest Loan Services competes primarily with a small group of specialized servicing units of mortgage banking companies, and a few specialized units owned by banks and savings and loans. Most of these companies have substantially larger financial resources than Midwest Loan Services.

         Midwest Loan Services is located in Houghton, Michigan in the western Upper Peninsula of Michigan. Personnel and occupancy costs are the largest costs in a mortgage servicing operation, and the prevailing wages and occupancy costs in the Upper Peninsula of Michigan are substantially below the national average. As a result, the Company believes that Midwest Loan Services' mortgage servicing operation potentially offer its mortgage banking operations a competitive advantage in the future if the mortgage servicing operation were to continue to grow. During 1997 growth in loans serviced for third parties was partially offset by sales of Bank owned servicing, so that the amount of loans serviced by Midwest rose by approximately 10% during the year. If Midwest Loan Services adds additional subservicing customers in the future, the Company intends to continue to pursue this strategy of selling Company owned servicing rights so that its subservicing operation is not dependent upon Company owned mortgage servicing rights to maintain a critical mass and economies of scale. However, at year-end 1997, just 1,125 loans serviced by Midwest Loan Services were serviced for the Bank or Midwest Loan Services' own account. Since the Bank acquired Midwest Loan Services, the annual compound growth in mortgages subserviced for others has been 85%.

         MICHIGAN BIDCO AND NORTHERN MICHIGAN FOUNDATION

         Michigan BIDCO seeks to invest in businesses located in Michigan. The BIDCO's objective is to seek profit while fostering job growth and economic development in its market area. Michigan BIDCO makes its investments directly, or through investment entities formed with other participants, to make investments, in the form of loans or direct equity investments, or a combination thereof. As such, it competes with other specialized lenders and wealthy investors who make risk-oriented investments in businesses located in Michigan. The BIDCO assumes more credit risk in a typical investment than commercial banks generally are willing to assume when they make loans. The BIDCO does not make an investment in a company unless it can be shown that the funds are not available from a traditional bank lender; therefore, the BIDCO does not compete with banks. There is only one other BIDCO in Northern Michigan; the BIDCO is one of eleven BIDCOs in Michigan. At year-end 1996, the BIDCO was essentially fully invested. The source of funds for new loans will come from loan payoffs, scheduled amortization of loans, the sale of investments or from additional pools of investment capital. The BIDCO is investigating its options in expanding its funds under management.

         The BIDCO's staff manages under contract a 501(c)3 IRS-qualified non-profit relending company, Northern Michigan Foundation, which has received the right to borrow $2,000,000 at 1% interest for 30-years from the U.S. RECDS under the RECDS-sponsored intermediate relending program. The Foundation is one of three non-profit, privately-run, U.S. Rural Economic Community Development Service intermediate relending programs located in Northern Michigan. U.S. RECDS was formerly the Farmers Home Administration. Each of these community development loan funds covers six counties as its primary market area.

CERTAIN FINANCIAL INFORMATION
for the years ended December 31, 1997, 1996 and 1995 (in thousands)(1):

Revenues:                                                 1997                1996                1995
         Banking
                  Mortgage banking                         882               1,000               1,051
                  Other banking                          3,467               2,970               1,976
                  Midwest Loan Services (2)                713                 603                  49
                  Varsity (3)                            5,032               2,327                  66
         Corporate Office                                   61                  84                 102
                                                       -------             -------             -------
         Total                                          10,155               6,984               3,244
         Michigan BIDCO                                    624               1,439               1,820
Expenses:
         Banking
                  Mortgage banking                         759                 826                 769
                  Other banking                          4,954               4,169               2,572
                  Midwest Loan Services (2)                808                 601                  40
                  Varsity (3)                            4,769               2,125                  99
         Corporate Office                                  276                 209                 166
                                                       -------             -------             -------
         Total                                          11,566               7,930               3,646
         Michigan BIDCO                                    864               1,389               1,495
Pre-tax income:
         Banking
                  Mortgage banking                         123                 174                 282
                  Other banking                         (1,487)             (1,199)               (711)
                  Midwest Loan Services (2)                (95)                  2                   9
                  Varsity (3)                              263                 202                 (33)
         Corporate Office                                 (215)               (125)                (44)
                                                       -------             -------             -------
         Total                                          (1,411)               (896)               (402)
         Michigan BIDCO (1)                                (55)                 50                  95

Assets, at Dec. 31, 1997, 1996 and 1995:
         Banking
                  Other banking &
                    Mortgage banking                    39,269              53,016              35,781
                  Midwest Loan Services (2)              1,340               2,391               1,576
                  Varsity (3)                           15,902              22,379                  32
         Corporate Office                                1,203                 575                 886
                                                       -------             -------             -------
         Total                                          57,714              78,361              38,275
         Michigan BIDCO (1)                              5,684               6,526               6,798
Liabilities and Stockholders' Equity
         Banking
                  Other banking
                    & Mortgage banking                  40,114              54,360              36,641
                  Midwest Loan Services (2)                334               1,286                 548
                  Varsity (3)                           15,502              21,582                  32
         Corporate Office                                1,764               1,133               1,054
                                                       -------             -------             -------
         Total                                          57,714              78,361              38,275
         Michigan BIDCO (1)                              5,684               6,526               6,798
(table continued on following page)


                                                - 15 -

Inter-office Information, at Dec. 31, 1997, 1996 and 1995:

         Assets:
                  Other banking
                   & Mortgage banking                    (845)            (1,344)              (860)
                  Midwest Loan Services (2)             1,006              1,105              1,028
                  Varsity (3)                             400                797                 --
         Corporate Office                                (561)              (558)              (168)
         Michigan BIDCO (1)                                --                 --                 --

NOTES TO CERTAIN FINANCIAL INFORMATION TABLE for the years ended December 31, 1997, 1996 and 1995 (in thousands)

(1) Reflects only the Bank's share of Michigan BIDCO's net income in 1995, 1996 and 1997 under the equity method was 44.1%.

(2) 80% of the common stock of Midwest Loan Services was acquired effective as of December 1, 1995. Revenues, expenses and pre-tax income for the month ended December 31, 1995 is included above, with a reduction for minority interest. Midwest Loan Services' pre-tax profit (loss) for the years ended December 31, 1995 was 17.

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

         In mid-1996, the Bank leased a site which includes a registered historic landmark building in Ann Arbor, at the corner where Washtenaw Avenue and Stadium Boulevard merge. The Bank also loaned a limited liability company, Tuomy, L.L.C. (associated with non-affiliated third-parties), a sum sufficient to acquire the site, and earned a 1/3 L.L.C. membership interest in the L.L.C. as additional consideration for making the loan. The Bank is now renovating the historic building for its intended use as a remote ATM multiple drive-through location.

         Until January 1998 the Company leased space in Sault Ste. Marie under a month to month agreement for its corporate headquarters and the Bank's accounting and support operations. Michigan BIDCO and Northern Michigan Foundation also utilized a portion of this space for their office. The office was closed in January 1998.

         The Bank leases its former loan office in Sault Ste. Marie to an unrelated third-party. Management hopes to either develop this 16-acre site or to sell it in the future.

         The Bank owns a small commercial office building in Newberry, Michigan, which the Bank purchased in early 1995.

         Varsity Funding and Varsity Mortgage lease a small office in Farmington Hills, Michigan under a three-year agreement. Varsity Funding leases two small offices for retail origination branches in Farmington Hills, Michigan and Columbus, Ohio under short term rental agreements.

         Midwest Loan Services leases an office in Houghton, Michigan under a year-to-year lease.

         Management believes that its office facilities are adequate to support the anticipated level of future expansion of the Bank's business.

         The following table sets forth certain information relating to real estate owned and leased at December 31, 1997. The Bank believes that the fair market value of the real estate which it owns exceeds the book value of such real estate. Based upon its assessment of current market conditions, management believes the 16-acre site where the former loan office is located has a fair market value substantially more than its carrying cost as of December 31, 1997 of $266,079. This property is carried as other real estate owned in the Company's financial statements as of December 31, 1997 since it is surplus to the Bank's requirements.

                                                               Year          Owned or
Office Location                                               Opened          Leased                Cost
---------------                                               ------          ------                ----
Corporate Office,
Bank Main Office
   959 Maiden Lane
   Ann Arbor, MI 48105                                        1996            Owned               $689,877

Former Loan Office
   Easterday & I-75
   Sault Ste. Marie, Michigan                                 1991            Owned               $266,079

Newberry Loan Collection Office
   207 W. John St.
   Newberry, Michigan                                         1995            Owned                $30,000

Future Bank Branch Site
   West Michigan Ave.
   Saline, Michigan                                           1996            Owned               $170,000

Tuomy ATM Drive-through
   Washtenaw & Stadium
   Ann Arbor, Michigan                                        1996            Leased (1)                 -

Varsity Funding & Varsity Mortgage
   33493 14 Mile Rd., Ste. 20
   Farmington Hills, Michigan                                 1995            Leased                     -
[continued on following page]


                                     - 18 -

Varsity Funding Retail Offices
   7125 Orchard Lake Rd., Ste. 106
   West Bloomfield, Michigan                                  1997            Leased                     -

   2525-C Oak Stone Drive,
   Columbus, Ohio                                             1998            Leased                     -

Midwest Loan Services
   616 Sheldon Ave., Ste. 300
   Houghton, Michigan                                         1991            Leased                     -

(1) The Bank owns a 1/3 L.L.C. membership interest in the L.L.C. which owns the site.

ITEM 3. - LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which the Company or any of its subsidiaries is party to or to which any of their properties are subject other than the following:
         RTC Loan Pool. In mid-March 1995, the Bank purchased four Participation Certificates in sub-performing home equity loans with approximately $6,600,000 in unpaid principal balance and $1,000,000 of unpaid accrued interest from a private investor group (which had purchased them from the Resolution Trust Corporation (RTC)) for approximately $1,903,000 (the "RTC Loan Pool"). In September 1996 an additional $700,000 in home equity loans purchased from a home equity loan originator were added to the RTC Loan Pool as a fifth Participation Certificate at a cost of $115,000.
         Substantially all of the remaining loans underlying the first four Participation Certificates were sold as of March 28, 1997 for $1,725,000. As a result the Bank's investment in the RTC Loan Pool was reduced to zero, and the balance of the proceeds from the sale, per the terms of the RTC Loan Pool acquisition agreement, was split 50/50 with the servicer of the RTC Loan Pool. The Bank's gain on this transaction to date, included in mortgage banking income, is $408,237. Additional proceeds are anticipated from the loans underlying the Fifth Participation Certificate with a face value of $215,000.
         In mid-1996, the servicer submitted a request to the RTC for a $650,000 refund of loans that had previously been paid off, but were included in the RTC Loan Pool, pursuant to the original purchase agreement. If received, this amount would be split 50/50 with the RTC servicer of the RTC Loan Pool. In April 1997, the servicer was notified that the RTC had accepted the refund request in the amount of $300,000 with a request for additional information regarding the remaining $350,000. After the additional information was submitted, the RTC rejected the claim in total. As a result, the Bank filed a lawsuit in late October 1997 against the RTC in the U.S. District Court for the District of Columbia seeking recovery of the requested $650,000 refund. In March 1998, the Bank filed an amended and reduced refund request in the amount of $505,000. In addition, in March 1998, the Bank signed an agreement to sell the loans underlying the Fifth Participation Certificate and the remainder of the loans underlying the first four Participation Certificates for $200,000. If additional proceeds are realized from either the RTC or the Participation Certificates, any of the amounts received would also be split 50/50 with the servicer of the RTC Loan Pool, and any amount received by the Bank would be income.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

PART II.

ITEM 5. - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK AND DIVIDEND INFORMATION

The Company's Common Stock trades on The NASDAQ Small-Cap Market under the symbol UNIB. As of the March 1, 1998 there were approximately 375 stockholders including approximately 240 beneficial owners of shares held by brokerage firms or other institutions. The high and low sales prices of the Company's common stock as quoted by NASDAQ, for each quarter of the two year period ended December 31, 1997 are listed below. The quotations represent interdealer prices only, without retail markups, markdowns or commissions:

                                         High            Low
1996
First Quarter                           $4 3/16            $3 1/3
Second Quarter                           4 3/16             3 1/3
Third Quarter                            4 1/3              3 1/2
Fourth Quarter                           5 2/3              4

1997
First Quarter                           $5 1/3             $4 1/2
Second Quarter                           5 1/3              3 2/3
Third Quarter                            4 1/2              3 2/3
Fourth Quarter                           4 3/16             3

         The Company effected a three for two stock split of its common stock (effected as a stock dividend) in February 1998 (see "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations, Recent Events"). All per share and number of share amounts in this Report are adjusted to reflect the stock split. No cash dividends have been paid on the Company's Common Stock. The Company does not currently anticipate declaring or paying dividends.

CERTAIN SALES OF EQUITY SECURITIES

         In the first half of 1997, the Company sold to four trusts, a corporation and a life insurance company an aggregate of 64,446 shares (after adjustment for the three for two stock split) of Common Stock, par value $0.01 per share, of the Company for an aggregate purchase price of $435,011. The Company claimed exemption from registration requirements under the Securities Act of 1933 based on Section 4(2) of said Act. Such claims were based on agreements and certifications executed by the entities in connection with such issuances of shares to them containing certain representations and covenants, among other matters, as to their financial experience, information reviewed and relied upon by them, their intentions as holders of such shares, and restrictions on the sale or transfer of such shares by them.

         During 1997, the Company issued to three key executives of one or both of its subsidiaries, Varsity Funding, L.L.C. and Varsity Mortgage, L.L.C., an aggregate of 13,869 shares (after adjustment for the three for two stock split) of Common Stock, par value $0.01 per share, of the Company, for an aggregate purchase price of $83,214. Such shares were issued pursuant to the exercise of options for an equivalent number of such shares granted under the Company's 1995 Stock Plan, and such options were granted in satisfaction of provisions of the agreements with such executives relating to the operations of such subsidiaries and providing for compensation to such executives based on profits of such subsidiaries and for a portion of such compensation to be utilized for the purchase of shares of common stock of the Company. The Company claimed exemption from registration requirements under the Securities Act of 1933 based on Section 4(2) of said Act. Such claim was based on the status of the purchasers of the subject shares as key executives of one or both of the subsidiaries of the Company referred to above, the nature of the contractual arrangements providing for stock issuances to such executives and agreements and certifications executed by the executives in connection with such issuances of shares to them containing certain representations and covenants, among other matters, as to their financial experience, information reviewed and relied upon by them, their intentions as holders of such shares, and restrictions on the sale or transfer of such shares by them.

         In October 1997, the Company issued to an individual who was the spouse and beneficiary of the estate of a former director of the Company, an aggregate of 15,000 shares (after adjustment for the three for two stock split) of Common Stock, par value $0.01 per share, of the Company, for an aggregate purchase price of $31,250. Such shares were issued pursuant to the exercise of options for an equivalent number of such shares granted under a written option agreement. The Company claimed exemption from registration requirements under the Securities Act of 1933 based on Section 4(2) of said Act. Such claim was based on the identity of the individual (being a member of the Ranzini family) and restrictions on the sale or transfer of such shares by her.

ITEM 6. - SELECTED FINANCIAL DATA

                                          UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                                        SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
                                         (Dollars in Thousands Except Per Share Data)

                                               1997              1996              1995              1994              1993
                                             --------          --------          --------          --------          --------
SUMMARY OF OPERATIONS
Interest income                                 4,736             3,724             2,379          $  3,987          $  3,852
Interest expense                                3,208             2,733             1,845             2,104             1,660
Net interest income                             1,528               991               534             1,883             2,192

Provision for loan losses                         260               191                17               210               203
Net interest income after
  provision for loan losses                     1,268               800               517             1,673             1,989

Net gain (loss) on investments                      8               399                56              (178)              203
Profit from equity investment
  in Michigan BIDCO                               (55)               50                95               178                13
Other non-interest income                       5,236             2,770               631               702               580
Gain on sale of branches & loans                   --                --                --             3,018                --
Non-interest expense                            7,868             4,915             1,699             2,782             2,624

Income (loss) before income tax                (1,411)             (896)             (402)            2,611               161
Income tax expense (benefit)                     (478)             (359)             (107)              770                23

Net income (loss)                                (933)             (537)             (295)         $  1,841          $    138

SELECTED YEAR END BALANCES
Total assets                                   57,714            78,366            38,275            31,827            64,468
Loans receivable, net                          27,715            20,669             8,954             4,221            27,409
Loans held for sale                            18,157            30,534             7,983             4,129            14,138
Cash, cash equivalents
  and securities                                4,357            19,898            15,028            19,264            14,741
Deposits                                       45,267            53,106            20,745            13,128            48,222
Note payable                                      923               963             1,000             1,000             2,294
FHLB advances                                      --             6,000            10,000             9,800             7,000
Minority interest                                 201               201               201                --                --
Stockholders' equity                            3,583             3,913             4,651             4,096             2,411

SHARES OUTSTANDING AND PER SHARE DATA
Common shares, year-end                         1,984             1,943             1,914             1,800             1,760
Weighted average shares, year                   1,922             1,866             1,802             1,779             1,748
Cash dividends                                     --                --                --                --                --
Net income (loss)                            ($  0.51)         ($  0.29)         ($  0.17)         $   1.03          $   0.08
Book value                                    $  1.81          $   2.01          $   2.43          $   2.27          $   1.37

SELECTED RATIOS
Net average interest rate spread                 3.43%             2.09%             1.09%             3.03%             4.01%
Net yield on average
  earning assets                                 3.07%             2.17%             1.69%             3.42%             4.38%
Return on average assets                        (1.47%)           (1.08%)           (0.84%)            3.02%             0.24%
Return on average equity                       (24.39%)           (13.85)           (6.94%)           54.47%             5.83%
Avg. equity to asset ratio                       5.90%             7.77%            12.14%             5.55%             4.14%
[See the Notes on the following page]


                                                           - 22 -

(1) The Bank sold three branches and associated loans and deposits on December 5, 1994. Income and expense associated with these branches are included up until the date of the sale. Net income includes a gain from the Branch Sale of $1.11 per share. (2) Share and per share data have been retroactively restated to reflect a 3 for 2 stock split in February 1998.


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

         This report contains certain forward looking statements which reflects the Company's expectation or belief containing future events that involve risks and uncertainties. Among others, certain forward looking statements relate to the continued growth of various aspects of the Company's community banking, mortgage banking and money management operations and the nature and adequacy of allowances for loan losses. The Company can give no assurance that the expectations reflected in its forward looking statements will prove to be correct. Various factors could cause results to differ materially from the Company's expectations.

         Without intending to be exhaustive, these factors include: reliance on key personnel and the potential inability of the Company to attract or retain qualified managers; the risks inherent in the establishment of a new business enterprise, including substantial operating losses, associated with the establishment and growth of the Bank's Ann Arbor branch, without any assurance of future profitability; significant competition from other financial institutions with far greater assets and resources than the Company; credit and loan loss risks associated with the relative lack of geographic diversity of the Bank's borrowers (who tend to be concentrated in the Ann Arbor, Michigan area); the sensitivity of the Company's operations to many factors beyond its control, including general economic conditions and monetary policies; and the effects of extensive governmental regulation and supervision, including risks that regulatory examiners give negative examination ratings.

         The above cautionary statement is for the purpose of qualifying for the "safe harbor" provisions of Section 21E of the Securities Exchange Act of 1934.

GENERAL

         The discussion below must be considered in light of the fundamental changes resulting from 1) the opening in February 1996 of a new main office of the Bank in Ann Arbor, and 2) the closing on December 5, 1994 of the sale by the Bank of assets pertaining to its Newberry, Michigan headquarters office and its two branches in Sault

Ste. Marie, Michigan, which included the sale of deposits and loan portfolios (the "Branch Sale"). Accordingly, historical results of operations of the commercial banking division are not indicative of future operations. In addition, results of operations for 1997, 1996, and 1995, were significantly affected by the opening in February 1996 of the Bank's office in Ann Arbor.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         Total assets of the Company at December 31, 1997 amounted to $57.71 million compared to $78.36 million at December 31, 1996. Loans receivable, net of reserves, increased by $7.05 million to $27.72 million from $20.67 million. Cash and cash equivalents (including Federal Funds sold on an overnight basis) at the end of 1997 decreased by $10.17 million from the prior year, while securities decreased by $5.37 million. Loans held for sale in the Bank's mortgage banking division decreased by $12.37 million from $30.53 million to $18.16 million. During the second half of 1997, management of the Bank pursued a policy of decreasing reliance on certain high cost deposits and borrowings, reducing low yielding assets such as Federal Funds sold and increasing the rate at which loans held for sale were sold to improve profitability. This reduced total assets, loans held for sale, Federal Funds sold, FHLB borrowings, and deposits.

         University Bank, as an FDIC-insured bank, is subject to certain regulations which require the maintenance of minimum liquidity levels of cash and eligible investments. The Bank has historically exceeded this minimum as a result of its investments in Federal Funds sold, U.S. Agency securities and cash. In addition the bank holding company had $0.32 million in cash and equity securities at the end of 1997 to meet cash needs, primarily operating expenses and interest and principal reductions on the holding company's bank loan. The balance of the loan was $922,688 and $962,500 at year end 1997 and 1996. The note was refinanced in late 1997, into a seven-year fully amortizing loan. In an effort to maintain the Bank's Tier 1 capital to assets ratio above 7% and to increase capital through retained earnings, management does not expect that the Bank will pay dividends to the Company during 1998. Management believes that the cash and securities on hand is currently sufficient to cover any required principal reductions during 1998 on the holding company's loan.

         Total stockholders' equity of the Company at December 31, 1997 was approximately $3.58 million (or 6.2% of total assets) compared to $3.91 million (or 5.0% of total assets) the year earlier. The Bank's regulatory capital at year end was $4.70 million or 8.24% of the Bank's total regulatory assets and the risk-adjusted capital ratio of

                                                   University Bank
                                           Risk-Based Capital Calculation
                                                  December 31, 1997


                                                                             Balance                Risk Weighted
0% RISK CATEGORY                                                           Sheet (000)              Assets (000)
              Mort-Backed Sec Guaran by GNMA                                              3                        -
              Currency & Coin                                                           207                        -
              Federal Reserve Balance                                                   311                        -
                                                                      -----------------------------------------------
              TOTAL                                                                     521                        -

20% RISK CATEGORY
              Interest-bearing Balances                                                  71                       14
              Fed Funds Sold                                                            314                       63
              U.S. Gov't sponsored Agency Sec                                         1,067                      213
              Cash Items                                                                357                       71
              FHLB Stock                                                                848                      170
              Balances due from depository Inst                                       1,116                      223
                                                                      -----------------------------------------------
              TOTAL                                                                   3,773                      755

50% RISK CATEGORY
              Qualifying 1st liens on 1-4 family                                     26,939                   13,470
                                                                      -----------------------------------------------
              TOTAL                                                                  26,939                   13,470

100% RISK CATEGORY
              ALL OTHER ASSETS                                                       25,680                   25,680

              TOTAL ASSETS                                                           56,913                   39,904
                                                                      ===============================================

                                               TIER 1 CAPITAL                                         Balance
              Common Stock                                                                                200
              Surplus                                                                                   4,262
              Undivided Profits & Capital Reserves                                                       (490)
              Minority Interest                                                                           201
              Other identifiable Intangible Assets                                                       (143)
              Unrealized loss on Securities                                                               (12)
              TOTAL TIER 1 CAPITAL                                                                      4,018

                                               TIER 2 CAPITAL
              Allowance for loans & Lease losses                                                          521
              Excess LLR (limited to 1.25% gross risk-weighted assets)                                    (23)
              TOTAL TIER 2 CAPITAL                                                                        498

              TOTAL TIER 1 & TIER 2 CAPITAL                                                             4,516

              TIER 1/TOTAL ASSETS                                                                        7.06%
              TIER 1 & 2/TOTAL ASSETS                                                                    7.93%

              TIER 1/TOTAL RISK-WEIGHTED ASSETS                                                         10.07%
              TIER 1 & 2/TOTAL RISK-WEIGHTED ASSETS                                                     11.32%

11.75% exceeded the minimum regulatory risk-based capital requirement of 8% of the risk-adjusted assets for the Bank. The preceding table provides additional information about the risk-adjusted assets of the Bank and the Company's actual capital percentages.

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

         The following table presents the Bank's interest sensitivity gap between interest-earning assets and interest-bearing liabilities at December 31, 1997. The table is based upon various assumptions of management which may not necessarily reflect future experience. The one-year gap position at December 31, 1997 was estimated to be ($7,283,000) or -14.46%:

                                                       UNIVERSITY BANK
                                              Asset/Liability Position Analysis
                                                         ($ in 000's)
                                                   Maturing or Repricing in

                                         3 Mos         91 Days to         1 - 5           Over 5      ALL
             ASSETS                     or Less          1 Year           Years           Years       OTHERS           TOTAL
             ------                     -------          ------           -----           -----       ------           -----
    Fed Funds                               315                0               0                0           0             315
    Loans (1)                             2,101            4,143           6,409            2,009           0          14,662
    Canadian Investments                      0                0               0                0           0               0
    Securities Available for Sale         1,064                0               3              913           0           1,980
    Securities held for Sale                  0                0               0                0           0               0
    Loans held for Sale                  18,157                0               0                0           0          18,157
    Matured Loans                           928                0               0                0           0             928
    Variable Rate Loans                  11,503                0               0                0           0          11,503
    Other Assets                              0            2,193               0            3,151           0           5,344
    Fixed Assets                              0              317               0            1,639           0           1,956
    Cash and Due from Banks                   0              500               0            1,562           0           2,062
    Overdrafts                               36                0               0                0           0              36
    Non-Accrual Loans                         0                0               0              586           0             586
    Discount FHA Title 1                      0                0               0                0           0               0
    Valuation Adjustment                      0                0               0                0           0               0
                                           ----            ----             ----            ----        ----             ----
      TOTAL ASSETS                       34,104            7,153           6,412            9,860           0          57,529

             LIABILITIES

    CD's over $100,000                    3,983            8,019             207                0           0          12,209
    CD's under $100,000                   1,732            7,460           2,089               55           0          11,336
    MMDA                                 15,135                0               0                0           0          15,135
    NOW                                   3,985                0               0                0           0           3,985
    Demand                                    0               88               0            2,370           0           2,458
    Savings                                   0              115               0                0           0             115
    Canadian Savings                          0               29               0                0           0              29
    Other Liabilities                         0              175               0            4,195           0           4,370
    Borrowings                                0            2,744           1,749                0           0           4,493
    Equity                                    0                0               0            3,399           0           3,399
                                           ----            ----             ----            ----        ----             ----
      TOTAL LIABILITIES                  24,835           18,630           4,045           10,019           0          57,529


             GAP                          9,269          (11,477)          2,367             (159)          0


             CUMULATIVE
             GAP                          9,269           (2,208)            159                0           0

             GAP
             PERCENTAGE                   16.11%           -3.84%           0.28%            0.00%       0.00%

    Notes:
     (1) Net of bad debt reserves.

         The following additional information is provided with respect to the Bank's investment portfolio, at book value, as of December 31, 1997:

    Investment Portfolio Maturities (in $000s) and Yield by Type:

                                                            Maturity or Repricing Interval
                                         -------------------------------------------------------------------
                                           Under          1 Year to           5 Years to           More Than
                                         One Year         5 Years             10 Years             10 Years
                                         --------         -------             --------             --------
Treasuries and
Gov't Agencies
  - Amount                               $    -0-          $    3              $ 503               $1,411
  - Yield                                     --%           4.90%               6.65%                6.99%

All Other Securities
  - Amount                               $    -0-         $   201             $  -0-               $   44
  - Yield                                     --%           9.00%                --%                   --%

         Additional information regarding the Bank's investments as of December 31, 1997 and 1996 is set forth under note 3 to the Company's consolidated financial statements included with this report.

         The following information pertaining to maturities and sensitivities of the Bank's loan portfolio to changes in interest rates is provided as of December 31, 1997:

         Loan Portfolio Maturities by Type (in $000s):

                                                            Maturity
                                         -------------------------------------------
                                          Under 1         Year to            After 5
                                         One Year         5 Years             Years
                                         --------         -------            -------
Commercial & Financial                   $5,361           $2,984              $2,711
Agricultural                             $  -0-           $  -0-              $  -0-
Real Estate:
  Construction                           $  775           $  809              $  -0-
  Mortgage (1)                           $1,013           $2,274              $5,550
Consumer                                 $  577           $3,251              $2,931
                                         ------           ------              ------
Total                                    $7,726           $9,318             $11,192

                                                         Maturity             Maturity
                                                         Under                One Year             Total
                                                         One Year             or More              Loans
                                                         --------             --------             -----
Total Variable Rate Loans                                $ 5,228              $ 8,267              $13,495
Total Fixed Rate Loans                                   $ 2,497              $12,244              $14,741

Total Loans (1)                                          $ 7,725              $20,511              $28,236
                                                         =======              =======              =======

(1) Excludes residential loans held for sale of $18,157, and the allowance for loan losses.

SUMMARY OF RESULTS OF OPERATIONS

         The net loss from operations of the Company was $1,117,924 in 1997, $536,758 in 1996 and $294,976 in 1995. Earnings (loss) per share for 1997, 1996 and 1995 were $(0.58), $(0.29) and ($0.16), respectively.

         The increased loss in 1997 versus 1996 was principally due to increased losses at the Bank's new Ann Arbor main office. During the year fixed costs were higher than revenues, and although certain aspects of underlying operating results including key indicators such as net interest income improved, the break-even point was only reached from ongoing operations in the fourth quarter. A change in management at the Bank also led to high severance and other expenses in the fourth quarter. The Bank's mortgage banking and other specialized financial subsidiaries had total increased profits of $245,292 in 1997, a 13% return on average investment and offset a portion of the losses from the community bank operations.

         The increased loss in 1996 versus 1995 was principally due to start-up losses of the Bank's new Ann Arbor main office. 1996 was a year where the Bank grew its deposits in Ann Arbor from zero to a market share of 1%. Ann Arbor originated loans also grew, with an increase in porfolio loans of $7.27 million. Although certain aspects of underlying operating results including key indicators such as net interest income improved each quarter, the main office's fixed costs were higher than available revenue. The Bank's mortgage banking and other specialized financial subsidiaries were substantially more profitable in 1996 than 1995 and offset a portion of the losses from the community bank operations.

         1995 was primarily a transition year following the sale in December 1994 of the Bank's former main office in Newberry and two branch offices in Sault Ste. Marie, including deposits and associated loan portfolios (the "Branch Sale"). During 1995 plans were laid to establish a new main office of the Bank in Ann Arbor and to expand the Bank's mortgage banking activities. Expenses associated with these initiatives and other unusual expenses decreased income in 1995. Also, the Bank sold most of its core loan portfolio in December 1994, and a 42.7% decrease in average earning assets together with the resulting decrease in net interest income as a percent of earning assets depressed the income of the Bank in 1995.

RECENT EVENTS

         The Company approved and declared a partial stock split to be effected in the form of a stock dividend, by distributing to the holders of record at 5:00 p.m. Central Standard Time, on February 23, 1998, shares of Common Stock of the Company, par value $0.01 per share, at a rate of 0.5 shares for each share of Common Stock issued and outstanding on such record date. Such distribution had the equivalent effect on the outstanding Common Stock as would a 3 for 2 stock split. Whole shares of Common Stock were distributed in lieu of any resulting fractional shares.

         The stock split effected in the form of a stock dividend, as described above, was approved in order to comply with one of the new requirements for continued listing on the NASDAQ Small Cap Stock Market, specifically the requirement that a listed company have at shares not held directly or indirectly by an officer or director of the issuer or any other person who is the beneficial owner of more than 10 percent of the total shares outstanding).

Towards the end of 1997, the management of the Company determined that the future success of the Bank was dependent upon firm management response to regulatory criticism of past performance of the Bank with respect to earnings and compliance, and the fact that the Bank did not meet its internal budgetary goals for 1997. Since mid-November 1997, a variety of measures have been taken by the Company's CEO acting as the Bank's new President, including replacing senior management at the Bank, replacing the Bank's board of directors, cutting employment levels at the Bank approximately 1/3, reducing substandard loans via an aggressive collection effort by over 1/3, outsourcing the internal audit function to an independent CPA firm under the direction of the Bank's internal audit coordinator, and hiring an experienced compliance officer who is also an attorney to ensure ongoing quality results. As a result, the Company and the Bank reported an unaudited profit in both January and February 1998.

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

         In each period, net interest income on a consolidated basis was reduced by interest expense associated with the holding company's bank loan indebtedness. Such interest expense was $0.11 million in 1997, $0.09 million in 1996 and $0.08 million in 1995.

         In the following table, non-accrual loans are included in the average balances. The table presents, for the periods and dates indicated, the average balances (all averages are calculated using monthly averages) of, the interest earned or paid on, and the weighted average yield earned or rate paid on, the Company's interest-bearing assets and liabilities:

                                                                                        Net Interest Income

                                                                                      Years Ended December 31,
                                                         At           ------------------------------------------------
                                                       Dec-97                                    1997         1996
                                                  -----------------   ------------------------------------------------
                                                       Average     Average         Interest    Average       Average
                                                        Yield      Balance         Inc(Exp)     Yield        Balance
Interest Earning Assets:
     Loans:
          Commercial                                     8.92%    12,343,131       1,115,893     9.04%      5,783,396
          Real Estate Construction                       8.98%       536,673          42,742     7.96%        145,197
          Real Estate Mortgage                           6.60%    24,323,766       2,444,817    10.05%     22,337,028
          Installment/Consumer                           9.97%     4,786,743         471,542     9.85%      2,647,155
                                                        -----    -----------     -----------    -----     -----------
     Total Loans                                         8.62%    41,990,313       4,074,994     9.70%     30,912,776

     Investment Securities(1)                            7.06%     2,272,225         305,966    13.47%      9,908,962
     Federal Funds & Bank Deposits                       5.03%     5,498,798         355,151     6.46%      4,903,898
                                                        -----    -----------     -----------    -----     -----------
          Total Interest Bearing Assets                  7.96%    49,761,336       4,736,111     9.52%     45,725,636

Interest Bearing Liabilities:
     Deposit Accounts:
         Now/S-Now                                       4.24%     3,360,913         156,902     4.67%        906,551
         Savings                                         2.80%       126,081           3,113     2.47%         77,600
         Canadian Dollar Savings                         1.28%       446,470          10,632     2.38%        989,805
         Time                                            4.78%    27,885,534       1,672,477     6.00%     25,052,321
         Borrowed Funds                                  0.00%     3,256,164         424,419    13.03%      8,193,989
         Money Markets                                   4.90%    16,686,401         832,345     4.99%      8,918,471
                                                        -----    -----------     -----------    -----     -----------
             Total                                       4.93%    51,761,563       3,099,888     5.99%     44,138,737

     Holding Company Debt                                9.50%       937,363         108,195    11.54%        977,500
                                                        -----    -----------     -----------    -----     -----------
          Total Interest Bearing
               Liabilities                               5.02%    52,698,926       3,208,083     6.09%     45,116,237
                                                        -----    -----------     -----------    -----     -----------
Net Earning Assets, net interest
   income, and interest rate spread                      2.94%    (2,937,590)      1,528,028     3.43%        609,399

Net yield on interest-earning assets                     3.55%                                   3.07%

                                                                       Net Interest Income

                                                                    Years Ended December 31,
                                                  -------------------------------------------------------------
                                                     1996                                  1995
                                                  -------------------------------------------------------------
                                                    Interest    Average       Average       Interest     Yield/
                                                    Inc(Exp)    Yield         Balance       Inc(Exp)     Rate
Interest Earning Assets:
     Loans:
          Commercial                                  598,353    10.35%      2,799,197        312,643    11.17%
          Real Estate Construction                     13,134     9.05%        137,524         12,251     8.91%
          Real Estate Mortgage                      1,930,956     8.64%      9,352,940        813,909     8.70%
          Installment/Consumer                        278,564    10.52%        958,889        103,825    10.83%
                                                  -----------    -----     -----------    -----------    -----
     Total Loans                                    2,821,007     9.13%     13,248,550      1,242,628     9.38%

     Investment Securities(1)                         623,854     6.30%     16,579,737      1,042,855     6.29%
     Federal Funds & Bank Deposits                    278,665     5.68%      1,704,543         93,494     5.48%
                                                  -----------    -----     -----------    -----------    -----
          Total Interest Bearing Assets             3,723,526     8.14%     31,532,830      2,378,977     7.54%

Interest Bearing Liabilities:
     Deposit Accounts:
         Now/S-Now                                     45,578     5.03%         61,212          1,774     2.90%
         Savings                                        1,910     2.46%         63,381          1,658     2.62%
         Canadian Dollar Savings                       49,948     5.05%      1,225,086         59,169     4.83%
         Time                                       1,537,908     6.14%     12,924,479        838,019     6.48%
         Borrowed Funds                               534,500     6.52%     11,088,914        739,898     6.67%
         Money Markets                                477,002     5.35%      2,344,207        123,708     5.28%
                                                  -----------    -----     -----------    -----------    -----
             Total                                  2,646,846     6.00%     27,707,279      1,764,226     6.37%

     Holding Company Debt                              85,867     8.78%        903,127         81,181     8.99%
                                                  -----------    -----     -----------    -----------    -----
          Total Interest Bearing
               Liabilities                          2,732,713     6.06%     28,610,406      1,845,407     6.45%
                                                  -----------    -----     -----------    -----------    -----
Net Earning Assets, net interest
   income, and interest rate spread                   990,813     2.09%      2,922,424        533,570     1.09%

Net yield on interest-earning assets                              2.17%                                   1.69%


(1)  Actual yields; not adjusted to take into account tax-equivalent yields resulting from tax-free municipal income and includes bank deposits.

         The table above does not specify the average level of non-interest bearing demand deposits, which were $3,510,337, $3,377,101 and $2,156,136 for the years ended December 31, 1997, 1996 and 1995, respectively, as computed using month-end balances for such years.

         Net interest income of the Bank increased to $1.53 million in 1997 from $0.99 million in 1996, mainly as a result of an increase in both yield on interest-earning assets, and an increase in average interest-earning assets, which was only partially offset by the rise in interest-earning liabilities. During the year ended December 31, 1997, the Bank's average interest-earning asset base rose by $4.04 million or 8.8% over 1996, while average interest-bearing liabilities increased by $7.62 million or 17.3%. Due to the growth of loans versus securities in the mix of interest-earning assets, the average yield on interest-earning assets increased to 9.52% from 8.14% in 1996. Due to the increase of retail deposits versus wholesale funds in the mix of interest-earning liabilities, the average cost of deposits decreased from 6.00% in 1996 to 5.99% in 1997. As a result of an expansion in loans and retail deposits, the net interest margin increased to 3.43% in 1997 from 2.09% in 1996. Interest rates were mostly stable for the entire year, and had a minor impact on net interest margins during 1997.

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

         At December 31, 1997, the net yield on the Bank's interest-earning assets was 3.55% up from the average net spread for the 1997 year of 3.07%, principally as a result of further increases in loans and lower cost retail deposits. Fee income from the Bank's mortgage banking originations, income from the Bank's portfolio of mortgage servicing rights and the Bank's investment in its subsidiaries are not included in these calculations.

     The following table presents information regarding fluctuations in interest income and interest expense of the Company for the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to (1) changes in volume (changes in volume multiplied by old rate); and (2) changes in rate (changes in rate multiplied by old volume); with the rate/volume variance allocated to changes in rate:

                                                                                               Rate / Volume Analysis
                                                                                              Years Ended December 31,
                                         -------------------------------------------------------------------------------------------
                                                                   1997                                            1996
                                         -------------------------------------------------------------------------------------------
                                              Volume               Rate               Total              Volume             Rate
                                              ------               ----               -----              ------             ----
Interest Income
     Loans:
          Commercial                           648,516          (153,899)            494,617             333,306          (47,596)
          Real Estate Construction              61,778            (9,247)             52,531                 684              199
          Real Estate Mortgage                 171,746           342,115             513,861           1,129,898          (12,851)
          Installment/Consumer                 225,152           (32,174)            192,978             182,799           (8,060)
                                            ----------          --------          ----------          ----------          -------
     Total Loans                             1,107,193           146,794           1,253,987           1,646,687          (68,308)

     Investment Securities                    (480,798)          162,910            (317,888)           (419,588)             587
     Federal Funds                              33,805            42,681              76,486             175,484            9,687
                                            ----------          --------          ----------          ----------          -------
Total Interest Income                          660,200           352,385           1,012,585           1,402,583          (58,034)

Interest Bearing Liabilities:
     Deposit Accounts:
         Now/S-Now                             123,396           (12,072)            111,324              24,499           19,305
         Savings                                 1,193                10               1,203                 372             (120)
         Canadian Dollar Savings               (27,418)          (11,898)            (39,316)            (11,364)           2,143
         Time                                  173,925           (39,356)            134,569             786,365          (86,476)
         Borrowed Funds                       (322,098)          212,017            (110,081)           (193,161)         (12,237)
         Money Markets                         415,466           (60,123)            355,343             346,936            6,358
                                            ----------          --------          ----------          ----------          -------
     Total Deposit Interest Expense            364,464            88,578             453,042             953,647          (71,027)

     Holding Company Debt Interest              (3,526)           25,854              22,328               6,685           (1,999)

          Total Interest Expense               360,938           114,432             475,370             960,332          (73,026)
                                            ----------          --------          ----------          ----------          -------
Net Interest Income                            299,262           237,953             537,215             442,251           14,992
                                            ==========          ========          ==========          ==========          =======


                                                                         Rate / Volume Analysis
                                                                        Years Ended December 31,
                                         ----------------------------------------------------------------------
                                               1996                                  1995
                                         ----------------------------------------------------------------------
                                               Total              Volume             Rate            Total
                                               -----              ------             ----            -----
Interest Income
     Loans:
          Commercial                           285,710           (54,781)           55,178               397
          Real Estate Construction                 883            (6,179)           (2,057)           (8,236)
          Real Estate Mortgage               1,117,047          (123,348)          (78,899)         (202,247)
          Installment/Consumer                 174,739           (60,079)           95,428            35,349
                                            ----------          --------          --------          --------
     Total Loans                             1,578,379          (244,387)           69,650          (174,737)

     Investment Securities                    (419,001)          396,094          (113,243)          282,851
     Federal Funds                             185,171               470            26,517            26,987
                                            ----------          --------          --------          --------
Total Interest Income                        1,344,549           152,177           (17,076)          135,101

Interest Bearing Liabilities:
     Deposit Accounts:
         Now/S-Now                              43,804              (878)           (5,695)           (6,573)
         Savings                                   252            (2,080)           (5,347)           (7,427)
         Canadian Dollar Savings                (9,221)           48,818            23,222            72,040
         Time                                  699,889           (30,237)          (42,577)          (72,814)
         Borrowed Funds                       (205,398)          168,031            91,360           259,391
         Money Markets                         353,294           (36,894)          183,102           146,208
                                            ----------          --------          --------          --------
     Total Deposit Interest Expense            882,620           146,760           244,065           390,825

     Holding Company Debt Interest               4,686            16,937            36,445            53,382

          Total Interest Expense               887,306           163,697           280,510           444,207
                                            ----------          --------          --------          --------
Net Interest Income                            457,243           (11,520)         (297,586)         (309,106)
                                            ==========          ========          ========          ========

LOAN PORTFOLIO

         Information regarding the Bank's loan portfolio as of December 31, 1997 and 1996 is set forth under Note 5 to the Company's consolidated financial statements included with this report.

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

         Non-performing loans are defined as loans which have been placed on non-accrual status and loans over 90 days past due as to principal or interest and still in an accrual status. Where serious doubt exists as to the collectibility of a loan, the accrual of interest is discontinued. See Note 5 of the Consolidated Financial Statements for additional information regarding impaired and past due loans.

         Non-performing loans amounted to $1,121,605, and $753,916 at December 31, 1997 and 1996, respectively. The increase in non-performing loans during 1997 is the result of an increase in delinquent single family loans associated with the repurchase of loans from the Bank's portfolio of residential mortgage servicing rights. Approximately $295,000 of the non-performing commercial loans at December 31, 1997 were paid in full with no loss, subsequent to year-end.

         The provision for loan losses in 1997 was $260,000, an increase of $69,500 from the 1996 level, which in turn was an increase of $173,700 from the 1995 level of $16,800. Loans charged off net of recoveries were $36,830, $209,432 and $62,174 in 1997, 1996 and 1995, respectively. The allowance for possible loan losses totaled $520,953, $297,783 and $317,185 at the end of 1997, 1996, and 1995, respectively.

         A summary of loan loss expense for the Bank for the years indicated is presented below:

                    Analysis of the Allowance for Loan Losses
                                ($ in thousands)
                                                           Years Ending December 31,
                                                        --------------------------------
                                                        1997          1996          1995
                                                        ----          ----          ----
Balance at beginning of period                          $298          $317          $363
                                                        ----          ----          ----
Chargeoffs:
      Domestic:
         Commercial, financial and agricultural           55           178            36
         Real estate-construction                          0             0             0
         Real estate-mortgage                              0             0            61
         Installment loans to individuals                 28            47            31
         Lease financing                                   0             0             0
      Foreign                                              0             0             0
                                                        ----          ----          ----
                                                          83           225           108
                                                        ----          ----          ----
Recoveries:
      Domestic:
         Commercial, financial and agricultural            3            10            30
         Real estate-construction                          0             0             0
         Real estate-mortgage                             24             0             2
         Installment loans to individuals                 19             5            13
         Lease financing                                   0             0             0
      Foreign                                              0             0             0
                                                        ----          ----          ----
                                                          46            15            45
                                                        ----          ----          ----
Net charge-offs                                           37           210            63
                                                        ----          ----          ----
Provision for loan losses                                260           191            17
                                                        ----          ----          ----
Balance at end of period                                $521          $298          $317
                                                        ====          ====          ====
Ratio of net charge-offs during period
to average loans outstanding during period              0.09%         0.68%         0.05%
                                                        ====          ====          ====

                  Analysis of the Allowance for Loan Losses
                              ($ in thousands)


                                      At December 31,
                                                               Percent of
                                                               loans in each
Balance at End of Period                                       category to
 Applicable to:                    Amount                      total loans
-------------------------       ------------                   -----------
                               1997     1996                  1997     1996
Domestic
 Commercial, financial,
 agricultural                  $ 177    $ 156                   34.0%   40.0%
 Real estate-construction          3        -                    0.6%    0.0%
 Real estate-mortgage            163       83                   31.3%   41.8%
 Installment loans to
 individuals                      68       59                   13.0%   18.2%
Unallocated                      110        -                   21.1%    N/A%
                               -----    -----                  ------  ------
                                 521      298                  100.0%  100.0%
                               =====    =====                  ======  ======




                                      December 31,    December 31,
                                         1997            1996
                                      ------------   -------------
Total loans (1)                         28,236          20,966
Reserve for loan losses                    521             298
Reserve/Loans, % (1)                      1.85%           1.42%


(1) Excludes loans held for sale.

     With the opening of the Bank's new Ann Arbor operation, management increased the monthly loan loss provision to a rate of $6,000 in February 1996 from $400 in the prior-year period. In September 1996, management accrued a special increase of $80,000 in the loan loss provision and increased the monthly rate beginning in October 1996 to $7,500 per month. The special increase and the increase in the monthly rate was the result of a specific charge-off of $132,074 on one Upper Peninsula commercial loan, which had a targeted reserve of $90,000 at December 31, 1995, combined with management's desire to build reserves at a faster rate, as new loan activity in Ann Arbor exceeded original management projections. At year-end 1996, management added another $40,000 to the reserve based upon its analysis of the growth of the loan portfolio. A special loan loss provision of $165,000 was charged to income in June 1997 as directed by the Bank's regulatory examiners. They required the special provision as a result of ratio analysis rather than specific loan problems, expected loan losses or actual loss experience. Using the same methodology as at June 1997, an additional provision of $5,000 was added in December 1997 based upon management's analysis based on all available data at that time. Subsequent to year-end several substandard commercial loans were paid in full, which would tend to increase the adequacy of the loan loss reserve.
     The historic and current levels of the reserve have been set at a level which management believes will be sufficient to maintain the overall allowance at an appropriate amount. At year-end 1997, such ratio was 1.85%, or $521,000. Management believes that the 1.85% ratio reflects a relatively conservative allowance level compared to expected future experience of the Bank's loan portfolio based upon currently available facts. With few exceptions, the Bank no longer has loans to commercial borrowers located in the eastern Upper Peninsula of Michigan, and the remaining loans generally appear to be well secured.

         The Bank's overall loan portfolio is geographically concentrated in Ann Arbor and the future performance of these loans is dependent upon the performance of relatively limited geographical areas.

         Based upon current economic conditions in the Ann Arbor and eastern Upper Peninsula market area, management currently anticipates that net loan losses in 1998 will not exceed $120,000. While the Bank has just begun lending in the Ann Arbor area, and the local economy is among the fastest growing in the state of Michigan, management needs to complete another full year to create a historical basis upon which to predict credit losses from this new lending activity.

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

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

         Non-interest income. Non-interest income in 1997 rose to $5,189,104 from $3,219,520 in 1996, an increase of $1,969,584, or 61.2%. The increase in 1997 was mainly the result of mortgage banking income, which increased 108%, or $2,563,735, partially offset by decreased gains from securities sales and sales of portfolio mortgage servicing rights.

         Non-interest income in 1996 rose to $3,219,520 from $780,960 in 1995, an increase of $2,438,560. The increase in 1996 was mainly the result of mortgage banking income, which increased 383%, or $1,873,725, and net gains from securities sales, which increased $341,402 primarily as a result of the sale of the Bank's investment in Farmer Mac class A and class C common stock (NASDAQ-FAMCA & FAMCK).

         Mortgage Banking. Mortgage banking, servicing and origination fees increased to $4,926,815 in 1997 from $2,363,080 in 1996. The increase in mortgage banking fee income was the result of a 108% increase in loan purchase and origination volumes during 1997 and profits from the Bank's mortgage banking subsidiaries, Varsity Mortgage and Varsity Funding.

         Including the mortgage servicing rights held directly by Midwest Loan Services, at December 31, 1997, the Bank and its subsidiaries serviced $124,719,166 of FHLMC and FNMA mortgages for others, versus $214,046,211 at December 31, 1996. The amount decreased as a result of a portfolio sale of servicing rights by the Bank in the third quarter of 1997. The following table summarizes the portfolio by type and mortgage note rate:

        Interest Rate Stratification of the Company's Mortgage Servicing

($ in 000s)                                                            FIXED RATE - BY MATURITY (in years)
                                                                       -----------------------------------
MORTGAGE RATE (%)                    ARMs                  UNDER 10               10-25                       OVER 25
9.00 and up                           541                      -                    221                        2,207
8.50 - 8.99                         7,388                      -                    537                        5,531
8.00 - 8.49                         4,012                      -                  1,232                       17,050
7.50 - 7.99                         1,683                     64                  3,927                       38,106
7.00 - 7.49                         1,396                      -                  7,678                       18,449
6.50 - 6.99                             -                    174                  4,852                        7,384
6.00 - 6.49                             -                      -                    918                        1,357
under 6.00                              -                      -                      -                           12
                                   ------                  -----                 ------                       ------
                                   15,020                    238                 19,365                       90,096

Current market
  interest rates                    6.25%                  7.00%                  7.13%                        7.38%
Average annual
  servicing fee                     0.38%                  0.28%                  0.26%                        0.25%

         Interest rates have recently declined to levels briefly seen during the Summer of 1993 and the Winter of 1995, and as a result, the portfolio is currently experiencing increased refinancings and payoffs, which are likely to hurt income if it persists.

         Based on recent comparable sales and indications of market value from industry brokers, management believes that the current market value of the Bank's portfolio of mortgage servicing rights exceeds cost. Market interest rate conditions can quickly affect the value of mortgage servicing rights in a positive or negative fashion, as long term interest rates rise and fall.

                      Servicing Rights Held by the Company

(amounts in $000s)                                December 31,          December 31,
                                                      1997                  1996
                                                  ------------------------------------
Total servicing (1)                               124,719                214,046
Book value of servicing                             1,430                  2,312
Estimated market value of servicing:
  Management estimate (2)                           1,440                  2,371
  Discounted cash flow (3)                          1,583                  2,466
Estimated excess of market
  over book value (4)                             153- 10                154- 59

(1) Includes servicing related to loans held for delivery of $30,535 at December 31, 1996.

(2) Assumes a price based upon market transactions at December 31, 1997 of 4.6x (4.6 times the servicing fee) for 30-year servicing, 3.5x for 15-year servicing, 1.9x for Balloon servicing and 2.0x for ARM servicing. The market value of servicing at December 31, 1996 was based on a price of 4.9x for 30-year servicing, 3.75x for 15-year servicing, 2.3x for Balloon servicing and 2.1x for ARM servicing. Excess servicing is discounted from these amounts at a multiple of one times the servicing fee.

(3) Uses net present value analysis of future cash flows, discounted back at rates ranging from 10 to 12% in 1997 and at 13.14% in 1996 (the original rate used to price a major bulk portfolio purchased in 1993, the majority of the remainder of which was sold in the 1997 portfolio sale).

(4) Range based upon the two methods used in (2) and (3), above. During 1997 purchases and sales of mortgage servicing rights by third-parties evidenced a declining trend in price as long term interest rates declined throughout the year.

         Additional information regarding the Bank's mortgage banking activities for the past three years is set forth in Note 4 to the Company's consolidated financial statements.

         Michigan BIDCO. Michigan BIDCO (the "BIDCO"), an equity affiliate, invests in businesses in Michigan with the objective of fostering job growth and economic development. As of December 31, 1997, the BIDCO had made twenty-six such investments, amounting to a total of $13,036,100 at original cost. At December 31, 1997, Michigan BIDCO had total assets of $5,683,808.

         The BIDCO's financial results for 1997 reflect a loss in the amount of $163,539 as a result of a negative market value adjustment on securities and loans of $309,144 for the year. Two BIDCO investments have run into financial difficuly. One was restructured during 1997, with the BIDCO's investment reduced in value by approximately half. The second is still in the process of being restructured, and the BIDCO has taken a substantial write-down on its investment there. At December 31, 1997, the BIDCO had no outstanding conditional commitments to lend.

         Securities. Proceeds from sales of marketable equity securities (included in proceeds from sales of investment securities) were $166,498, $631,278 and $238,481 for the years ended December 31, 1997, 1996 and 1995, respectively. Gross gains of approximately $41,155,

$346,495 and $46,240 and no gross losses were realized on 1997, 1996 and 1995 sales, respectively.

         Proceeds from sales of available for sale securities were $5,740,991, $10,888,145 and $12,181,096 for the years ended December 31, 1997, 1996 and
1995, respectively (including sales of marketable equity securities and excluding sales associated with the Bank's mortgage banking operation). Gross gains of approximately $29,726 and gross losses of approximately $63,166 were realized on 1997 sales. Gross gains of approximately $433,222 and gross losses of approximately $33,940 were realized on 1996 sales. Gross gains of approximately $164,717 and gross losses of approximately $153,080 were realized on 1995 sales.

         At December 31, 1997 gross unrealized losses in the Company's available-for-sale securities were $27,961 and gross unrealized gains were $46,549. At December 31, 1996 gross unrealized losses in the Company's available-for-sale securities were $68,000 and gross unrealized gains were $60,000. At December 31, 1995 gross unrealized losses in the Bank's available-for-sale securities were $63,000 and gross unrealized gains were $278,000. Sales of loans pooled into mortgage backed securities in connection with the Bank's mortgage banking activities were $171,639,196 in 1997, $54,137,028 in 1996 and $7,690,957 in 1995.

         Non-interest expense. Non-interest expense for the Company increased by $2,952,525 or 60.0% in 1997 to $7,867,874 from $4,915,349 in 1996. Increased personnel, occupancy and state income tax expense resulting from the development of the Bank's new full-service branch office in Ann Arbor and the Varsity Funding and Varsity Mortgage mortgage banking subsidiaries during 1997 was the major factor in the increase. Legal and audit expense remained unusually high as a result of various projects and loan collection legal expense. Bonuses and severance pay to the Bank's former President added $405,000 in salary expense. As a result of a variety of actions, in late 1997 and January 1998, management cut the Bank's ongoing non-interest expenses by a total of $850,000 per year, when compared to the annualized rate during the first nine months of 1997. Holding company total expense increased $45,470 primarily as a result of increases in public listing expense and legal expense associated with various projects.

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

         Year 2000 Readiness. The Bank has formed a Year 2000 coordination committee with key members of management from the Bank and each operating subsidiary and appointed its Compliance Officer as Year 2000 Coordinator. The Bank and Midwest rely on mainframe computers, which are IBM A/S 400s, and are certified as Year 2000 compliant. The Bank's main bank software application is a product of Peerless Group, and is anticipated to be fully Year 2000 compliant by September 1998. Midwest's main application software is LSAMS servicing software, which is anticipated to be Year 2000 compliant by year-end 1998. The Bank, Varsity Mortgage and Varsity Funding also rely on Novell Local Area Networks, which are in the process of being upgraded to a Year 2000 certified version of Novell Local Area Network software. Internally generated Year 2000 issues are unlikely to have any material financial impact on the Company or any of its subsidiaries. The cost of Year 2000 compliance is included in the Company's ongoing annual software licensing fees for the most part and is otherwise not currently expected to be material.

         The impact of external Year 2000 problems from outside service providers such as the Federal Reserve, the Bank's credit card processor, the Bank's ATM processor or other vendors is not predictable at this time. The Bank is requesting Year 2000 readiness information from large commercial borrowers.

INCOME TAXES

         Income tax expense (benefit) in 1997 was $(292,818) versus $(358,758) in 1996 and $(106,949) in 1995. The effective tax (benefit) rate was (33.9)% in 1997, (40.1)% in 1996 and (26.6)% in 1995. A tax benefit was realized in 1997,
1996 and 1995 for net operating loss carryforwards as a result of the net losses from operations.

         In February 1996, the Bank, through its 98%-owned subsidiary, Arbor Street LLC, purchased $1,000,000 in federal low income housing tax credits through a partnership investment in Michigan Capital Fund for Housing Limited Partnership I, a Michigan limited partnership (the "Partnership"). The initial investment consisted of a $50,000 equity purchase and the execution by Arbor Street LLC of a $950,000 promissory note held by the Partnership (the "Note"). Additional capital contributions are made over time. The purchase of the tax credits increased the Company's federal income tax refund receivable in 1996 and 1997 and is expected to decrease the amount of federal income taxes the Company would otherwise pay annually through 2005.

ITEM 8. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements provided pursuant to this item are listed under Item 14(a) below and appear beginning on page 43.

ITEM 9. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

         None.

                            UNIVERSITY BANCORP, INC.
                                       AND
                                  SUBSIDIARIES
                               ------------------


                        CONSOLIDATED FINANCIAL STATEMENTS

                               -------------------

                          DECEMBER 31, 1997, 1996, 1995

                                  CROWE CHIZEK

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
University Bancorp, Inc.
Ann Arbor, Michigan


We have audited the accompanying consolidated balance sheets of University Bancorp, Inc. as of December 31, 1997 and 1996 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of University Bancorp, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.





                                                /s/Crowe, Chizek and Company LLP
                                                Crowe, Chizek and Company LLP


Grand Rapids, Michigan
March 20, 1998

Part 1. - Financial Information
Item 1.- Financial Statements



                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                            December 31,1997 and 1996



ASSETS                                            1997                1996
                                              ------------        ------------
Cash and due from banks                       $  2,062,307        $  1,866,917
Federal funds sold                                 314,652          10,683,895
                                              ------------        ------------
     Total cash and cash equivalents             2,376,959          12,550,812

Securities available for sale at market          1,980,327           7,346,856

Loans held for sale                             18,156,671          30,534,574

Loans                                           28,236,183          20,966,290
Allowance for Loan Loss                           (520,953)           (297,783)
                                              ------------        ------------
     Loans, net                                 27,715,230          20,668,507

Premises and equipment                           1,955,919           1,955,294
Mortgage servicing rights                        1,430,190           2,312,436
Investment in and advances to
    Michigan BIDCO                                 742,669             815,790
Other real estate owned                            433,003             266,079
Other assets                                     2,737,815           1,910,331
                                              ------------        ------------
      Total other assets                         7,299,596           7,259,930
                                              ------------        ------------
      TOTAL ASSETS                            $ 57,528,783        $ 78,360,679
                                              ============        ============











                                   -Continued-

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (continued)
                            December 31,1997 and 1996



LIABILITIES AND STOCKHOLDERS' EQUITY                   1997                1996
                                                   ------------        ------------

Liabilities
Deposits:
  Demand - non interest bearing                    $  2,458,211        $  3,648,170
  Demand - interest bearing                          19,120,122          15,786,832
  Savings                                               143,604             976,479
  Time                                               23,545,234          29,529,050
                                                   ------------        ------------
     Total Deposits                                  45,267,171          49,940,531

FHLB advances                                                 0           6,000,000
Mortgage escrow                                          86,686              87,552
Short term borrowings                                 2,744,188          11,978,766
Long term borrowings                                  1,749,070             962,500
Deferred noncompete income                               67,072             102,076
Other liabilities                                     4,015,003           5,175,058

Minority Interest                                       201,149             201,427

Stockholders' equity:
  Preferred Stock, $0.001 par value;
   Authorized - 500,000 shares;
    Issued -  0 shares in both 1997 and 1996               --                  --
  Common stock, $0.01 par value;
   Authorized - 2,500,000 shares;
    Issued - 1,391,907 shares in 1997
    and 1,295,366 shares in 1996                         13,919              12,954
  Treasury Stock - 68,977 shares in 1997
    and 68,765 in 1996                                 (302,446)           (300,883)
  Additional Paid-in-Capital                          3,493,154           2,906,389
  Retained earnings                                     181,549           1,299,473
  Net unrealized gain/(loss) on securities
   available for sale, net of tax
   of $6,320 in 1997, and
   ($2,659) in 1996                                      12,268              (5,164)
                                                   ------------        ------------

     Total Stockholders' equity                       3,398,444           3,912,769
                                                   ------------        ------------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                        $ 57,528,783        $ 78,360,679
                                                   ============        ============





The accompanying notes are an integral part of the consolidated financial statements.

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
              For the Years Ended December 31, 1997, 1996 and 1995


                                                   1997              1996             1995
                                               -----------        ----------       ----------
Interest income:
  Interest and fees on loans                   $ 4,074,994        $2,821,007       $1,242,628
  Interest on securities:
   U.S. Treasury Securities                           --              34,310             --
   U.S. Government agencies                        238,190           568,141        1,014,804
   Other securities                                 67,776            21,403           28,051
  Interest on bank deposits                         50,458            41,212             --
  Interest on federal funds                        304,693           237,453           93,494
                                               -----------        ----------       ----------
     Total interest income                       4,736,111         3,723,526        2,378,977
                                               -----------        ----------       ----------

Interest expense:
  Interest on deposits:
   Demand deposits                                 989,247           522,580          125,482
   Savings deposits                                 13,745            51,858           60,827
   Time certificates of deposit                  1,672,477         1,537,908          838,019
  Bank and other short term borrowings             424,419           480,189          739,898
  Long Term Notes Payable                          108,195           140,178           81,181
                                               -----------        ----------       ----------
     Total interest expense                      3,208,083         2,732,713        1,845,407
                                               -----------        ----------       ----------

     Net interest income                         1,528,028           990,813          533,570

Provision for loan losses                          260,000           190,500           16,800
                                               -----------        ----------       ----------

     Net interest income after
       provision for loan losses                 1,268,028           800,313          516,770
                                               -----------        ----------       ----------

Other income:
  Net security gains                                 7,715           399,282           57,880
  Service charges and fees                          17,910             9,428              128
  Foreign exchange income (losses)                  (4,375)           31,847           49,656
  Mortgage banking income                        4,926,815         2,363,080          489,355
  Gain on sale of servicing rights                    --             256,840             --
  Profit(loss) from equity investment in
    Michigan BIDCO                                 (55,499)           50,301           94,538
  Other                                            296,538           108,742           89,403
                                               -----------        ----------       ----------
     Total other income                          5,189,104         3,219,520          780,960
                                               -----------        ----------       ----------

                                   -Continued-

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (continued)
              For the Years Ended December 31, 1997, 1996 and 1995

                                                    1997               1996               1995
                                                -----------        -----------        -----------
Other expenses:
  Salaries and wages                            $ 4,228,467        $ 2,431,561        $   507,204
  Employee benefits                                 523,771            346,059            149,397
  Occupancy, net                                    499,838            355,950            101,464
  Taxes other than income                            96,009             26,475            (41,059)
  Data processing and equipment expense             269,820            351,796            194,419
  Correspondent bank service charges                 44,133             20,756             27,243
  Advertising                                       103,332            138,957             18,574
  Net expense of other real estate owned               (782)             7,016             12,365
  Legal and audit expense                           274,093            293,862            354,268
  Other operating expenses                        1,829,193            942,917            375,780
                                                -----------        -----------        -----------
     Total other expenses                         7,867,874          4,915,349          1,699,655
                                                -----------        -----------        -----------

Income (Loss) before income taxes                (1,410,742)          (895,516)          (401,925)
                                                -----------        -----------        -----------

Income taxes (benefit)                             (292,818)          (358,758)          (106,949)
                                                -----------        -----------        -----------

     Net Income (Loss)                          $(1,117,924)       $  (536,758)       $  (294,976)
                                                ===========        ===========        ===========

Basic and diluted (loss) per common share       $     (0.58)       $     (0.29)       $     (0.16)
                                                ===========        ===========        ===========

Weighted average shares outstanding               1,921,721          1,866,519          1,801,518
                                                ===========        ===========        ===========


     The accompanying notes are an integral part of the consolidated financial statements.

                            UNIVERSITY BANCORP, INC.
                 Consolidated Statements of Stockholders' Equity
              For the years ended December 31, 1997, 1996, and 1995



                                     Common Stock $.01    Treasury Stock                               Unrealized
                                        Par Value                                                       gain/(loss)
                                     ---------------------------------------   Additional              on securities   Total
                                     Number of    Par   Number of               Paid In      Retained    available  Stockholders'
                                       Shares    Value   Shares      Cost       Capital      Earnings    for sale      Equity
                                     -----------------------------------------------------------------------------------------------
Balance January 1, 1995              1,200,000  $12,000     --     $    --     $2,478,270  $ 2,131,207   $(525,788)  $ 4,095,689

  Issuance of Shares at $4.35 per
               share                    76,125      761     --          --        321,386         --          --         322,147

  Purchase of shares at $3.75 per
               share                      --       --    (37,282)   (139,808)        --           --          --        (139,808)

Net change in unrealized gain(loss)
 on securities available for sale,
             net of tax                   --       --       --          --           --           --       667,846       667,846

         Net Income (Loss)                --       --       --          --           --       (294,976)       --        (294,976)
                                     -----------------------------------------------------------------------------------------------
     Balance December 31, 1995       1,276,125   12,761  (37,282)   (139,808)   2,799,656    1,836,231     142,058     4,650,898

Issuance of shares weighted average
         at $5.56 per share             19,241      193     --          --        106,733         --          --         106,926

  Purchase of shares at $5.12 per
               share                      --       --    (31,483)   (161,075)        --           --          --        (161,075)

Net change in unrealized gain(loss)
 on securities available for sale,
             net of tax                   --       --       --          --           --           --      (147,222)     (147,222)

         Net Income (Loss)                --       --       --          --           --       (536,758)       --        (536,758)
                                     -----------------------------------------------------------------------------------------------
     Balance December 31, 1996       1,295,366   12,954  (68,765)   (300,883)   2,906,389    1,299,473      (5,164)    3,912,769

Issuance of shares weighted average
         at $6.43 per share             86,541      865     --          --        555,615         --          --         556,480

  Exercised option shares at $3.13
             per share                  10,000      100     --          --         31,150         --          --          31,250

  Purchase of shares at $7.37 per
               share                      --       --       (212)     (1,563)        --           --          --          (1,563)

Net change in unrealized gain(loss)
 on securities available for sale,
             net of tax                   --       --       --          --           --           --        17,432        17,432

         Net Income (Loss)                --       --       --          --           --     (1,117,924)       --      (1,117,924)
                                     -----------------------------------------------------------------------------------------------
     Balance December 31, 1997       1,391,907  $13,919  (68,977)  $(302,446)  $3,493,154  $   181,549   $  12,268   $ 3,398,444
                                     ===============================================================================================

                     UNIVERSITY BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
              For the years ended December 31, 1997, 1996 and 1995

                                                                                     1997               1996              1995
                                                                                -------------      -------------      ------------
Cash flow from operating activities:
Net income (loss)                                                               $  (1,117,924)     $    (536,758)     $   (294,976)
Adjustments to reconcile net loss to net cash from Operating Activities:
    Depreciation and amortization                                                     663,076            562,141           212,621
    Compensation Expense                                                               36,322             15,056           101,750
    Provision for loan loss                                                           260,000            190,500            16,800
    Gain on sale of mortgage servicing rights                                            --             (256,840)             --
    Mortgage loans originated for sale                                           (396,723,436)      (193,356,147)      (84,528,789)
    Proceeds from sale of loans and mortgage backed trading securities            413,672,875        171,985,016        80,896,312
    Net loss/(gain) on loan sales and securitization                               (2,564,188)        (1,180,289)          (61,695)
    Market adjustment on loans held for sale                                             --                 --             (64,661)
    Gain on sale of home equity loans                                                (429,260)              --                --
    Net amortization/accretion on securities                                           14,856            (18,932)           (4,506)
    Loss/(Gain) on sale of securities available for sale                               (7,715)          (399,282)          (57,880)
    Change in:
      Investment in Michigan BIDCO, Inc.                                               73,121            (50,301)          (94,538)
      Other real estate                                                              (166,924)          (135,483)             (581)
      Increase in other assets                                                     (2,736,723)          (717,937)         (544,425)
      Increase/(Decrease) in other liabilities                                     (1,204,317)           512,506        (2,698,358)
                                                                                -------------      -------------      ------------
       Net cash from (used in) operating activities                             $   9,769,763      $ (23,386,750)     $ (7,122,926)
                                                                                -------------      -------------      ------------

    Cash flow from investing activities:
      Purchase of securities available for sale                                    (1,890,921)       (11,701,033)       (7,974,794)
      Proceeds from sales of securities available for sale                          5,879,886         10,888,145        12,181,096
      Proceeds from maturities and paydowns of securites available for sale         1,396,835          6,751,784         2,453,703
      Acquisition of Midwest Loan Services, net of cash received                         --                 --            (161,882)
      Capitalized mortgage servicing rights                                          (275,680)          (616,436)         (534,112)
      Proceeds from sale of servicing rights                                          835,396          1,216,952              --
      Purchase of home equity loans                                                      --                 --          (1,903,212)
      Loans granted net of repayments                                              (6,877,463)       (11,905,489)       (2,846,473)
      Investment in Michigan BIDCO, Inc.                                                 --                 --            (203,500)
      Premises and equipment expenditures                                            (439,280)          (876,561)         (983,436)
                                                                                -------------      -------------      ------------
       Net cash from (used in) investing activities                                (1,371,227)        (6,242,638)           27,390
                                                                                -------------      -------------      ------------

    Cash flow used in financing activities:
      Net increase (decrease) in deposits                                          (4,673,360)        32,361,195         7,617,272
      Proceeds from FHLB advances                                                                      7,000,000         7,500,000
      Payments of FHLB advances                                                    (6,000,000)       (11,000,000)       (7,300,000)
      Net increase(decrease) in mortgage escrow accounts                                 (866)             9,313          (158,976)
      Net increase (decrease) in other short term borrowings                       (9,234,578)        11,978,766              --
      Principal payment/borrowings on notes payable                                   786,570            (37,500)             --
      Issuance of common stock                                                        551,408             91,870              --
      Purchase of treasury stock                                                       (1,563)          (161,075)         (139,808)
                                                                                -------------      -------------      ------------
       Net cash from financing activities                                         (18,572,389)        40,242,569         7,518,488
                                                                                -------------      -------------      ------------

          Net change in cash and cash equivalents                                 (10,173,853)        10,613,181           422,952
   Cash and cash equivalents:
     Beginning of period                                                           12,550,812          1,937,631         1,514,679
                                                                                -------------      -------------      ------------
     End of period                                                              $   2,376,959      $  12,550,812      $  1,937,631
                                                                                =============      =============      ============

    Supplemental disclosure of cash flow information:

    Cash paid for interest expense                                              $   3,356,692      $   2,599,547      $  1,773,595
    Cash paid for income taxes                                                           --                 --             740,108

    Supplemental disclosure of noncash investing activities:
    Par value of mortgage loans securitized                                     $ 171,639,196      $  54,137,028      $  6,100,390
    Debt assumed in exchange for Midwest acquisition                                     --                 --             312,500
    Fair value of shares exchanged for Midwest acquisition                               --                 --             287,147

    Assets and liabilities acquired in acquisition of Midwest:
        Other equity securities                                                          --                 --              17,946
        Loans held for sale                                                              --                 --              95,000
        Premises and equipment, net                                                      --                 --              85,695
        Purchased mortgage servicing rights                                              --                 --             906,598
        Other assets                                                                     --                 --             198,559
        Other liabilities                                                                --                 --             342,357
        Minority interest                                                                --                 --             199,912


The accompanying notes are an integral part of the financial statements.

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1997


1.       Summary of significant accounting policies

        Principles of Consolidation and Nature of Operations
        The consolidated financial statements of University Bancorp, Inc. (the Company) include the operations of its wholly-owned subsidiary, University Bank (the Bank), the Bank's wholly-owned subsidiaries, Varsity Funding Services, L.L.C. (Varsity Funding), Varsity Mortgage, L.L.C. (Varsity Mortgage), and University Insurance & Investment Services, Inc. (Agency), 98% owned subsidiary, Arbor Street, L.L.C. (Arbor) and 80% owned subsidiary, Midwest Loan Services, Inc. (Midwest). The accounts are maintained on an accrual basis in accordance with generally accepted accounting principles and predominant practices within the banking industry. All significant intercompany balances and transactions have been eliminated in preparing the consolidated financial statements.

        The Company is a bank holding company. The subsidiary Bank, which is located in Michigan, is a full service community bank, which offers all customary banking services, including the acceptance of checking, savings and time deposits. The Bank also makes commercial, real estate, personal, home improvement, automotive and other installment, credit card and consumer loans, and provides fee based services such as annuity and mutual fund sales, life insurance and foreign currency exchange. The Bank considers its customer base to be primarily located in the Ann Arbor, Michigan area. The Bank established it's main office in Ann Arbor in February 1996, by relocating from the eastern Upper Peninsula of Michigan. The Ann Arbor office is the focus of the Bank's future business development plan. The consolidated assets of the Company of $57,713,783 as of December 31, 1997, primarily represent commercial and retail banking activity. Mortgage loans which were sold into the secondary market and are being serviced by the Bank and Midwest for others of $125,000,000 as of December 31, 1997, are not included in the Company's consolidated balance sheet. The Bank uses brokers to arrange time deposits, and during 1997, a significant portion of the Bank's time deposits were brokered deposits (See Note 7).

        The Bank's operating subsidiaries, Midwest, Varsity Funding and Varsity Mortgage, are engaged in the residential home "mortgage banking" business. Midwest Loans Services began operations in 1992 and was acquired by University Bank in December, 1995. Midwest Loan Services is based in Houghton, Michigan, and is a specialist in servicing residential mortgage loans for itself and other financial institutions, including the Bank (See Notes, 4 & 10.) Varsity Funding commenced operations in October 1995 and Varsity Mortgage commenced operations in March 1996 (See Note 4). Varsity Funding and Varsity Mortgage which are based in Farmington Hills, Michigan, specialize in the purchase, from correspondents, and the sale to the secondary market, of nonconforming and conforming residential loans, respectively.

        The consolidated financial statements include operating results of the Agency since its acquisition on December 31, 1996. The Agency is engaged in the sale of insurance products including life and health, and investment products including annuities and mutual funds. The Agency is located in the Bank's Ann Arbor main office.

        The Bank's 98%-owned subsidiary, Arbor Street LLC, has purchased $1,000,000 in low income Michigan Capital Fund for Housing Limited Partnership I with the assistance of $950,000 in initial financing in the form of a loan from the Michigan Housing Development Authority.

        The Company's loan portfolio is concentrated in Ann Arbor, and to a lesser extent in the eastern Upper Peninsula of Michigan. While the loan portfolio is diversified, the customers' ability to honor their debts is partially dependent on the local economies. The Ann Arbor area is primarily dependent on the education, healthcare, services, and manufacturing (automotive and other) industries. The eastern Upper Peninsula of Michigan is primarily dependent on the recreation, gambling, government, cross-border shopping and manufacturing industries. Most real estate loans are secured by federal agency guarantees and residential or commercial real estate and most business loans are secured by business assets. Generally, installment loans are secured by various items of personal property. A large portion of time deposits consist of certificates of deposit obtained through brokers and are subject to withdrawal (with penalties for early withdrawal) should the Company's credit worthiness downgrade.

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1997

1.      Summary of significant accounting policies (continued)

        Michigan BIDCO, Inc.
        The Bank's investment in Michigan BIDCO, Inc. (the BIDCO) is accounted for under the equity method of accounting. The Bank owns 44.1% of the outstanding shares of the BIDCO at December 31, 1997, which began operations in May, 1993. At December 31, 1997, the Company owned $201,562 in bonds issued by the BIDCO. If there were a conversion of outstanding convertible bonds, the Bank and the Company would together own 15.61% at December 31, 1997 and 1996. In addition, upon conversion, certain Corporation officers and directors and their immediate family (two of whom serve as President and Chairman of the Corporation) would have an ownership interest in the BIDCO of 19.6%. The conversion may take place, at the election of the BIDCO, subsequent to any time that the BIDCO's equity pursuant to an audit performed using generally accepted auditing standards exceeds $1,500,000. The financial statements of Michigan BIDCO, Inc. are stated using the prescribed accounting practices of investment companies. As a result, investments made by the BIDCO are evaluated by management and carried at estimated fair value. Total equity of the BIDCO was $1,227,001 at December 31, 1997.

        Use of Estimates in Preparing Financial Statements: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions based upon available information. These estimates and assumptions affect the reported amounts and disclosures. Actual results could differ from those estimates.

        The significant estimates incorporated into these consolidated financial statements which are more susceptible to change in the near term include the value of mortgage servicing rights, the allowance for loan losses, the identification and valuation of impaired loans, the equity interest in the fair value and the change in the fair value of investments made by the BIDCO, the fair value of financial instruments, and the valuation of deferred tax assets.

        Cash flow reporting
        For purposes of the Consolidated Statements of Cash Flows, cash and cash equivalents is defined to include the cash on hand, non-interest bearing deposits in other institutions, federal funds sold and other investments with a maturity of three months or less when purchased. Net cash flows are reported for customer loan and deposit transactions and interest bearing deposits with other banks.

        Securities
        Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported separately in stockholders' equity, net of tax. Realized gains are based on specific identification of amortized cost. Securities are written down to fair value when a decline in fair value is not temporary. Interest income includes amortization of purchase premium or discount. Trading securities are carried at fair value, with changes in unrealized holding gains and losses included in income. Other securities such as Federal Home Loan Bank stock are carried at cost.

        Loans
        Loans are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses.

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

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1997

1.       Summary of significant accounting policies (continued)

        Allowance for loan losses
        The allowance for loan losses is a valuation allowance for probable credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required based on past loan loss experience, known and inherent risks in the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in managment's judgement, should be charged-off.

        Loan impairment is reported when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, and credit card loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Loans are evaluated for impairment when payments are delayed, typically 90 days or more, or when it is probable that all principal and interest amounts will not be collected according to the original terms of the loan.

        Loan income
        Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Interest income is not reported when full loan repayment is in doubt, typically when payments are past due over 90 days. Payments received on such loans are reported as principal reductions.

        Premises and equipment
        Bank premises and equipment are stated at cost less accumulated depreciation. Provisions for depreciation are computed primarily on the straight-line method for bank premises and the accelerated methods for equipment and land improvements over their estimated useful lives. These assets are reviewed for impairment when events indicate the carrying amount may not be recoverable.

        Other real estate owned
        Real estate properties acquired in collection of a loan are recorded at fair value at the acquisition. Any reduction to fair value from the carrying value of the related loan is accounted for as a loan loss. After acquisition, a valuation allowance reduces the reported amount to the lower of the initial amount or fair value less costs to sell. Expenses, gains and losses on disposition, and changes in the valuation allowance are reported in other expenses.

        Servicing rights
        Servicing rights represent both purchased rights and the allocated value of servicing rights retained on loans sold. Servicing rights are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the rights, using grouping of the underlying loans as to type, term and interest rates. Any impairment of a grouping is reported as a valuation allowance.

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

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1997

1.       Summary of significant accounting policies (continued)

        Retirement plan
        The Bank replaced a SEP IRA plan with a 401-K Plan, effective January 1, 1996, which allowed an employee to contribute up to 15% of salary pre-tax, to the allowable limit prescribed by the Internal Revenue Service. Management has discretion to make matching contributions to the Plan, however, no matching contributions were made by the Bank for the years ended December 31, 1997 and 1996.

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

        Stock options
        No expense for stock options is recorded, as the grant price equals the market price of the stock at grant date. Pro-forma disclosures show the effect on income and earnings per share had the options' fair value been recorded using an option pricing model. The pro-forma effect is expected to increase in the future.

        Dividend restriction
        Banking regulations require the maintenance of certain capital levels and may limit the amount of dividends which may be paid by the bank to the holding company or by the holding company to shareholders.

        Earnings per share
        Basic earnings per share is based on weighted-average common shares outstanding. Diluted earnings per share further assumes issue of any dilutive potential common shares. The accounting standard for computing earnings per share was revised for 1997, and all earnings per share previously reported are restated to follow the new standard. Earnings per share and share amounts are restated for all subsequent stock dividends and splits.

        Fair Values of Financial Instruments
        Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

        Future Accounting Changes
        New accounting standards have been issued which will require future reporting of comprehensive income (net income plus other changes in equity, including holding gains and losses on available for sale securities) and may require redetermination of industry segment financial information.

        Reclassifications
        Certain amounts for 1996 and 1995 have been reclassified to conform with the 1997 presentation.

2.        Sale of branches and associated loans

        On December 5, 1994 the Bank sold three branches, certain deposits and associated loans to another bank. A portion of the sales price, $175,000, was allocated to deferred income attributable to the non-compete agreement. This deferred income is being amortized into income over the five year term of the agreement.

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1997





3.      Securities available for sale

        The following is a summary of the amortized cost and fair value of securities available for sale at December 31, 1997 and 1996:

                                               December 31, 1997
                                               -----------------
                                   Amortized    Gross Unrealized        Fair
(in thousands)                       Cost        Gains   Losses         Value
                                   ---------     ----- ----------       -----

U.S. agency mortgage-backed          $  509       $ 9      $ --         $  518
Other mortgage-backed                   561        --        (28)          533
U.S. agency equity                      848        --        --            848
Other equity                             44        37        --             81
                                     ------       ---       ----        ------
Total securities
  available for sale                 $1,962       $46       $(28)       $1,980
                                     ======       ===       ====        ======

                                              December 31, 1996
                                              -----------------
                                   Amortized     Gross Unrealized     Fair
(in thousands)                       Cost        Gains     Losses      Value
                                   ---------     ----- -----------     -----

U.S. agency mortgage-backed          $5,367       $38       $(30)       $5,375
Other mortgage-backed                   681        --        (35)          646
U.S. agency equity                      848        --        --            848
Other mortgage-backed                   367        --         (3)          364
Other equity                             92        22        --            114
                                     ------       ---       ----        ------
Total securities available for
sale                                 $7,355       $60       $(68)       $7,347
                                     ======       ===       ====        ======

        Since mortgage-backed securities have variable payments, they are not reported by specific maturity grouping.

        Investment securities with an amortized cost of approximately $1,067,624 at December 31, 1997 and $6,356,433 at December 31, 1996 were pledged to secure certain borrowings.

Sales of available for sale securities        1997              1996              1995
                                              ----              ----              ----
         Proceeds                            $5,907,489       $10,888,145       $12,181,096
         Realized gains                          70,881           433,222           210,960
         Realized losses                         63,166            33,940           153,080

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1997

4.      Secondary mortgage market operations

        The Bank, and its subsidiaries Midwest Loan Services, Varsity Mortgage and Varsity Funding, originate, purchase, sell and service single family mortgage loans. The following summarizes the secondary market activities of the Bank, Midwest, Varsity Funding and Varsity Mortgage, for the years ended:

                                                                        December 31,
                                                          1997               1996             1995
                                                      -----------        -----------        ---------
Origination and other fees                            $ 1,521,292        $   609,499        $  59,327
Gain on sale and securitization of
  mortgages                                             2,993,448          1,180,289           61,695
Loan servicing and subservicing fees, net                 412,075            573,292          368,333
                                                      -----------        -----------        ---------

Mortgage banking income reflected in statements
  of operations                                         4,926,815          2,363,080          489,355
Gain on sale of servicing rights                             --              256,840             --

Market value adjustments  included in other
  operating expense                                          --                 --             64,661
Interest income allocation                              1,699,400          1,310,062          645,092
Interest expense allocation                            (1,332,100)          (927,578)        (382,570)
Operating expense allocation                           (5,003,798)        (2,625,456)        (589,646)
                                                      -----------        -----------        ---------
Pretax profit (loss) from secondary
market activities                                     $   290,317        $   376,948        $ 226,892
                                                      ===========        ===========        =========

        Certain assumptions were used to calculate the profit and loss from secondary market activities. Interest income was calculated using the average annual balance of loans held for sale at the Bank's average yield on mortgage loans. Interest expense was calculated using the average annual balance of loans held for sale, net of escrow balances, at the Bank's average cost of funds rate.

        Operating expenses included certain direct costs, but a significant portion is based upon management's estimates using the best available information.


                                                  Years Ended December 31,
                                                  ------------------------
                                      1997                 1996                1995
                                      ----                 ----                ----
Loans held for sale,
 January 1                       $  30,534,574        $   7,983,154        $  4,129,321

Origination or acquisition
 of loans held for sale            401,294,972          193,356,147          84,528,789

Sale of loans originated
 for sale                         (242,033,679)        (116,667,699)        (74,639,227)
Securitization of loans           (171,639,196)         (54,137,028)         (6,100,390)

Market value adjustments                  --                   --                64,661
                                 -------------        -------------        ------------

Loans held for sale,
 December 31                     $  18,156,671        $  30,534,574        $  7,983,154
                                 =============        =============        ============

        The bank and third parties will alternatively provide funding sources for the mortgage banking pipeline. Included within other liabilities at December 31, 1997, and 1996, are $3,300,000 and $4,100,000 of recently closed loans which the Bank is funding internally.

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1997


4.      Secondary mortgage market operations (continued)
        A reserve of $64,661 was deducted from income for the year ended December 31, 1995 as a lower of cost or market provision for loans held for sale. The aggregate market value of the loans held for sale exceeded the cost at December 31, 1997 and 1996, thus no reserve was required.

        Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. Such mortgage loans have been sold predominately without recourse or with limited recourse. The unpaid principal balances of these loans, including loans acquired from the acquisition of Midwest, were $125,000,000, $214,000,000 and $269,000,000 at December 31, 1997, 1996 and 1995, respectively.

        Midwest also provides sub-servicing of loans for other financial institutions. At December 31, the principal balance of loans for which sub-servicing was provided was $321,896,000 in 1997 and $217,297,000 in 1996.

        Custodial balances maintained in connection with the foregoing loan servicing were $425,756, $1,064,650 and $1,055,337 at December 31, 1997,
        1996 and 1995, respectively.

        Following is an analysis of the change in the asset balance of mortgage servicing rights:

Balance, January 1, 1995                    $ 1,625,889
Additions                                       534,112
Additions from acquisition of Midwest           906,598
Amortization                                   (129,896)
                                            -----------
Balance, December 31, 1995                    2,936,703
Additions                                       616,436
Bulk sale of servicing                         (960,112)
Amortization                                   (280,591)
                                            -----------
Balance, December 31, 1996                    2,312,436
Additions                                       275,680
Bulk sale of servicing                         (835,396)
Amortization                                   (322,530)
                                            -----------
Balance, December 31, 1997                  $ 1,430,190
                                            ===========

        There was no valuation allowance necessary at December 31, 1997, 1996 or 1995. Additions to mortgage servicing rights in 1997 consisted of purchased rights of $113,905 and originated rights capitalized of $161,775. Additions to mortgage servicing rights in 1996 consisted of purchased rights of $319,715 and originated rights capitalized of $296,721.

5.      Loans
        Major classifications of loans are as follows as of December 31, 1997 and 1996:

                                     1997                1996
                                 ------------        ------------
Commercial                       $ 11,056,374        $  7,568,996
Real estate - mortgage              8,836,241           8,755,737
Real estate - construction          1,584,390             826,028
Installment                         6,759,178           3,815,529
                                 ------------        ------------
                                   28,236,183          20,966,290
Allowance for loan losses            (520,953)           (297,783)
                                 ------------        ------------
Net loans                        $ 27,715,230        $ 20,668,507
                                 ============        ============

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1997



5.         Loans (continued)
        Changes in the allowance for loan losses were as follows:

                                                1997             1996             1995
                                             ---------        ---------        ---------
Balance at beginning of period               $ 297,783        $ 317,185        $ 362,559
Provision charged to operating expense         260,000          190,500           16,800
Recoveries                                      46,435           14,757
Charge-offs                                    (83,265)        (224,659)        (107,791)
                                             ---------        ---------        ---------

Balance, end of year                         $ 520,953        $ 297,783        $ 317,185
                                             =========        =========        =========

Past due and non accrual loans are as follows:

                                                       1997           1996
                                                     --------       --------
Past due loans
  90 days and more and still accruing:
     Real estate                                     $233,697       $226,144
     Installment loans                                  5,556         34,096
     Commercial loans                                $295,643         29,479
                                                     --------       --------
                                                     $534,896       $289,719
                                                     ========       ========
Non accrual loans:
     Real estate                                     $532,821       $336,468
     Installment loans                                 44,409
                                                                       1,968
     Commercial loans                                   9,479        125,761
                                                     --------       --------
                                                     $586,709       $464,197
                                                     ========       ========

        Information regarding impaired loans for the years ended December 31, is as follows:

                                                           1997           1996
                                                         --------       --------
Impaired loans:
     Loans with no allowance allocated                   $ 34,255       $   --
     Loans with allowance allocated                       314,201        220,671
     Amount of allowance for loan losses allocated         10,085         39,539


                                                     1997           1996           1995
                                                     ----           ----           ----
Impaired loans:
     Average balance during the year             $350,459       $227,345       $328,731
     Interest Income recognized thereoon           23,626          1,097         44,104
     Cash-basis interest income recognized         23,626          1,097         44,104

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1997


6.      Premises and equipment

        Premises and equipment classifications at December 31, 1997 and 1996 are summarized as follows:

                                            1997               1996
                                         -----------        -----------
Land                                     $   163,290        $   157,575
Buildings and improvements                 1,184,292          1,185,283
Furniture, fixtures, and equipment         1,407,928          1,341,455
                                         -----------        -----------
                                           2,755,510          2,684,313

Less accumulated depreciation               (916,315)          (729,019)
                                         -----------        -----------
Net                                      $ 1,955,919        $ 1,955,294
                                         ===========        ===========

        Depreciation expense amounted to $242,376, $279,807 and $82,725 for the years ended December 31, 1997, 1996 and 1995, respectively.

        The Bank leases its ATM Drive-thru location in Ann Arbor for $24,720 per year. Varsity Funding and Varsity Mortgage lease space for their office for $55,599 per year, and Midwest leases its space for a nominal amount from the city of Houghton. Total rental expense for the operating leases was $131,774 in 1997, $74,831 in 1996 and $17,522 in 1995. As of
        December 31, 1997, the Corporation had no minimum rental commitments under noncancelable operating leases. The Bank had an annual minumum rent as of December 31, 1997 of $24,720, with a total minimum amount of future rent payable over the next 8 years of $217,416. Varsity had an annual minimum rent as of December 31, 1997 of $55,599, with a total minimum amount of future rent payable over the next two years of $111,198.

        The Bank remains contingently liable in the event that the purchaser of one of its branch locations in Sault Ste. Marie does not meet its future obligations to the lessor. As of December 31, 1997 management believes that the purchaser was in compliance with these lease terms. The annual base rent for such branch is currently $32,000, and the future minimum rent due is $186,000.

        In May 1995, the Bank purchased a building in Ann Arbor, Michigan. The Bank leased 58% of the building to the University of Michigan effective October 1, 1995. The lease calls for minimum payments of $68,000 (adjusted annually for inflation) plus the pro rata share of the building's expenses. The initial term of the lease is three years.

7.      Time deposits

        Time deposit liabilities issued in denominations of $100,000 or more at December 31, 1997 and 1996, were $12,208,952 and $20,857,605 respectively.

        At year-end 1997, stated maturities of time deposits were:

                        1998                        $20,446,553
                        1999                          1,874,030
                        2000                            414,558
                        2001                            427,860
                        2002                            327,734
                  thereafter                             54,499
                                                    -----------
                                                    $23,545,234
                                                    ===========

        At December 31, 1997 and 1996, the Bank had issued through brokers $5,334,000 and $15,401,000 of time deposits with a maturity of 1-60 months.

        Related party deposits totalled $473,978 and $1,189,507 at year-end 1997 and 1996.

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1997





8.      Stock options

        Director Stock Options
        In 1993, the Board of Directors approved the grant of options to purchase 15,000 shares of common stock to each of the four non-executive directors, in lieu of compensation. The exercise price of options granted was set at $2.08 per share, which was the then current bid price per share as reported by NASDAQ. The options are immediately exercisable and expire July 19, 2003. Options covering 15,000 shares were exercised during 1997. Options granted on 45,000 shares remain outstanding under this plan at December 31, 1997.

        1995 Stock Plan

        In 1995, the Corporation adopted a stock option and stock award plan (the 1995 Stock Plan), which provides for the grant of incentive stock options, as defined in Section 422(b) of the Internal Revenue Code of 1986, as amended, as well as the grant of non-qualified stock options and other stock awards. The plan provides for the grant to officers, directors and key employees of the Corporation, and independent contractors providing services to the Corporation, of options to purchase and other awards for a maximum of 525,000 shares of common stock. The exercise price of options granted under the plan shall be as determined by the Board of Directors, or a compensation committee thereof. Options shall expire on the date specified by the Board of Directors or such committee, but not more than 10 years from the date of grant (or five years from the date of grant for incentive stock options if the grantee owned 10% of the Corporation's voting stock at the date of grant). Unless amended, the 1995 Stock Plan will terminate on November 15, 2005.

        The following table summarizes the activity relating to options to purchase the Corporation's common stock:

                                                            Weighted Average
                                               Number of     Exercise Price
                                                Options         Per Share
                                              -----------   ----------------
Outstanding at December 31, 1995 and 1994         60,000        $   2.08

Granted - 1996 ($0.76 Fair Value)                423,812            3.11
Exercised - 1996                                  (6,812)
                                                                    3.69
Forfeited - 1996                                 (26,250)           3.33
                                                 -------
Outstanding at December 31, 1996                 450,750            2.95
                                                 -------

Granted - 1997 ($0.21 Fair Value)                140,700            3.67
Exercised - 1997                                 (37,753)           3.03
Forfeited - 1997                                 (93,750)           3.67
                                                 -------
Outstanding at December 31, 1997                 459,947        $   3.05
                                                 =======        ========


        Options outstanding have been restated for a 3 for 2 stock split in 1998.

        At December 31, 1997:
        Number of options immediately exercisable                       379,547
        Weighted average exercise price of immediately
           exercisable options                                            $3.04
        Range of exercise price of options outstanding               $2.08 - $4
        Weighted-average remaining life of options outstanding        1.1 years

        SFAS No. 123, which became effective for 1996, requires pro forma disclosures for companies that do not adopt its fair value accounting method for stock-based employee compensation. Accordingly, the following pro forma information presents net income and earnings per share had the Standard's fair value method been used to measure compensation cost for stock options granted in 1996. Compensation cost recognized for stock options under APB No. 25 was $0 for 1997 and 1996, because options were granted at exercise prices equal to the underlying stock prices at date of grant. At year-end 1997, 80,489 shares were authorized for future grants.

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1997


8.      Stock options (continued)

                                                                        1997              1996
                                                                    -----------         ---------
Estimated fair value stock options granted: Assumptions used:
        Risk-free interest rate                                             5.7%              6.0%
        Expected option life                                            2 years         3.1 years
        Expected stock price volatility                                      14%               14%
        Expected dividends                                          $         0         $       0

Pro-forma net loss and loss earnings per share, assuming FAS
       123 fair value method was used for stock options:
        Net Loss                                                     (1,154,765)         (674,874)
        Loss per share                                              $     (0.60)        $   (0.36)


9.        Employee stock ownership plan
        The employees allocation of ESOP assets is based on their current compensation, after 1 year of service and upon reaching the age of twenty one. The annual contribution to the ESOP is at the discretion of the Corporation. The assets of the ESOP are held in trust and were valued at approximately $204,989 and $261,407 as of December 31, 1997 and 1996, respectively. The assets of the plan are comprised entirely of shares of the Corporation, 63,074 and 53,168 shares at December 31, 1997 and 1996, respectively, all of which were fully allocated at December 31, 1997. Upon retirement from the plan, participants have distributed to them their allocated shares of the Corporation's stock. The Corporation made an additional contribution to the plan for the years ended December 31, 1997, 1996 and 1995 of 9,906, 4,050 and 15,000 shares of common stock with an approximate fair market value at the time of the contribution of $36,322, $15,056 and $35,000, respectively.

10.     Minority Interest
        The Bank acquired an 80% ownership interest in the common stock of Midwest Loan Services in December 1995, with the remaining 20% owned by the President of Midwest. The acquisition was accounted for as a purchase with no goodwill recorded. At December 31, 1997 and 1996, total common shareholders' equity of Midwest was $1,005,747 and $1,007,135, resulting in a $201,149 and $201,427 minority interest reflected on the Company's consolidated balance sheet, respectively. The results of Midwest's operations are included in the Company's consolidated statement of income since the date acquired.

11.     Commitments and contingencies
        The Bank and Varsity Mortgage is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to make loans and to sell loans, letters of credit and unused lines of credit. The Bank and Varsity Mortgage's exposure to credit loss in the event of non-performance is equal to or less than the contractual amount of these instruments. The Bank follows the same credit policy to make such commitments as is followed by those loans recorded in the consolidated financial statements.

        The following is a summary of commitments as of December 31, 1997 and 1996:

                                                            1997                    1996
                                                            ----                    ----
        Commitments to buy loans                        $35,356,400          $14,531,000
        Unused lines of credit                            5,364,049            3,578,309
        Commitments to sell loans                       $21,184,400          $22,000,000
        Foreign exchange contracts                              -          Can$  800,000

                   Notes to Consolidated Financial Statements
                                December 31, 1997



12.      Related party transactions
        The Company's Chairman and President also serve as officers and directors of BIDCO. As such, the Chairman and President are actively involved in BIDCO operations, including investment activity and estimation of the fair value of investments. In addition, in the ordinary course of business the BIDCO has invested in several limited liability companies (LLCs), and the Chairman and President have also personally invested in certain of the same LLCs.

        In connection with the Arbor Street investment of $1,000,000 in federal low income housing tax credits through a partnership, the Bank was not permitted by regulation to guarantee a $950,000 loan from the Michigan Housing Development Authority to Arbor Street. Such loan was instead personally guaranteed by the Chairman of the Company, and common stock of the Company held by a trust for the benefit of the President of the Company was pledged as additional security for the loan. In exchange, the Chairman and President of the Company were each granted a 1% membership interest in Arbor Street and the Bank's ownership reduced to 98%.

13.     Income taxes
        The provision for federal income taxes is composed of the following amounts:

                                    1997             1996             1995
                                 ---------        ---------        ---------
Current expense (benefit)        $(257,738)       $(329,533)       $(186,520)
Deferred expense (benefit)         (35,080)         (29,225)          79,571
                                 ---------        ---------        ---------
Total year                       $(292,818)       $(358,758)       $(106,949)
                                 =========        =========        =========

        The net deferred tax asset at December 31, 1997 and 1996 is comprised of the following:

                                                           1997             1996
                                                        ---------        ---------
Loans available for sale                                $  18,673        $    --
Core deposit intangible                                       190            1,109
Allowance for loan losses                                 121,232           53,646
Temporary differences from LLCs                              --             56,085
Nonaccrual loan interest income                            12,874           12,876
Capital loss                                                7,695            8,611
Net Operating Loss Carryforward                           156,269             --
Tax Credit Carryforward                                   127,445             --
Unrealized loss
  on investments available for sale                          --              2,659
Other                                                      30,677            9,905
                                                        ---------        ---------
Deferred tax assets                                       475,055          144,891
                                                        =========        =========
Unrealized gain on investments available for sale          (6,320)            --
Servicing rights                                         (173,292)         (64,452)
Other                                                     (10,316)          (6,413)
                                                        ---------        ---------
Deferred tax liabilities                                 (189,928)         (70,865)
                                                        =========        =========
Valuation allowance for deferred tax assets              (185,000)            --
Net Deferred Tax Asset                                  $ 100,127        $  74,026
                                                        =========        =========

        The Company has net operating loss carryforwards of approximately $460,000 which expire 2017; capital loss carryforwards of approximately $23,000 which expire in 2002; and general business credit carryforwards of approximately $119,000 which expire in 2017. In addition, The Company has an alternative minimum tax (AMT) credit carryforward of approximately $9,000. The AMT credit can be carried forward indefinitely. Management has established an allowance for deferred tax assets that are not considered realizable at December 31, 1997.

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1997


13.     Income taxes (continued)
        The difference between the financial statement tax expense and amounts computed by applying the statutory federal tax rate of 34% to pretax income is reconciled as follows:

                                                         1997             1996             1995
                                                      ---------        ---------        ---------
Statutory rate applied to income before taxes         $(479,652)       $(304,475)       $(136,655)
Add (Deduct)
   Effect of tax exempt interest                           --               --             (1,178)
   Undistributed earnings of
     unconsolidated subsidiary                           24,495          (17,102)         (32,287)
   Tax Credits                                         (118,742)            --              --

   Change in valuation allowance                        185,000             --              --

   Other                                                 96,081          (37,181)          63,171
                                                      ---------        ---------        ---------
Current year provision (benefit) for income tax       $(292,818)       $(358,758)       $(106,949)
                                                      =========        =========        =========

14.       Short and Long-Term Borrowings
        The Corporation has a note payable to North Country Bank & Trust (NCB&T) secured by the stock of the Bank with a balance of $922,688 and $962,500 at December 31, 1997 and 1996. The note has a maturity date of February 15, 2005. Interest is payable quarterly at the prime rate of NCB&T plus
        1.00 percent. Required principal payments under the loan for the next five years are:
                           1998                                    $  99,000
                           1999                                     $132,000
                           2000                                     $132,000
                           2001                                     $132,000
                           2002                                     $132,000
                           Thereafter                               $295,688

        Dividends by the Bank to the holding company in excess of the prior year's annual net income are not permitted without prior permission from NCB&T under the terms of the Corporation's credit facility.

        Arbor Street, LLC has an obligation of $826,382 at December 31, 1997 payable to the Michigan Housing Development Authority in connection with its investment in a low income housing limited partnership. Payments are due on demand, but are expected to be funded as follows:

                           1998                                     $147,000
                           1999                                     $145,000
                           2000                                     $142,000
                           2001                                     $140,000
                           2002                                     $137,000
                           Thereafter                               $115,382

        At year-end 1997, the Bank has a short-term borrowing of $2,744,188 from FNMA. The advance was due the following business day, carried a rate of 8.25%, and was collateralized by mortgage loans held for sale with a current market value of $2,744,188, which were committed to be sold to FNMA the following business day.

15.      Federal Home Loan Bank advances
        At December 31, 1997, the Bank has a line of credit from the Federal Home Loan Bank (the FHLB) in the amount of $3,000,000. Subsequent to year-end, the amount of the line was increased to $5,000,000. There were no outstanding advances from the FHLB at December 31, 1997.

        Advances are secured by the pledge of specific mortgage loans held for investment with unpaid principal balances of $2,728,245 and available-for-sale securities with a balance of $1,067,624.

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1997

16.      Earnings per share
       Due to the net losses in 1997, 1996, and 1995, the stock options outstanding were considered anti-dilutive and are not included in earnings per share calculations. As a result, both basic and diluted earnings per share are equal to net loss divided by weighted average common shares outstanding.

       In February of 1998, the Company declared a 3 for 2 share stock split in the form of a dividend. Calculated fractional shares were paid in whole share amounts. All weighted average share numbers have been adjusted for this stock split.

                    UNIVERSITY BANCORP, INC AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements



17.      University Bancorp (Parent Company Only) Condensed Financial
         Information

                             CONDENSED BALANCE SHEET

                                                         December 31,      December 31,
                                                             1997              1996
                                                          ----------       ----------
         ASSETS
         Cash and cash equivalents                        $   41,676       $   41,113
         Securities available for sale (Note 2)               81,504          114,070
         Michigan BIDCO senior debentures                    200,916          202,702
         Investment in subsidiary Bank                     3,958,927        4,529,503
         Other Assets                                        879,328          216,950
                                                          ----------       ----------
           Total Assets                                   $5,162,351       $5,104,338
                                                          ==========       ==========



         LIABILITIES AND SHAREHOLDERS' EQUITY
         Note payable                                     $  922,688       $  962,500
         Accounts payable and other liabilities              841,219          229,068
                                                          ----------       ----------
         Total Liabilities                                 1,763,907        1,191,568
         Stockholders Equity                               3,398,444        3,912,769
                                                          ----------       ----------
          Total Liabilities and Stockholders Equity       $5,162,351       $5,104,337
                                                          ==========       ==========


                         CONDENSED STATEMENTS OF INCOME

                                                                 1997               1996              1995
                                                             -----------        -----------        -----------
         Income:
            Dividends from subsidiary                                 --                 --        $ 1,350,000
            Other                                            $    61,291        $    83,505            102,182
                                                             -----------        -----------        -----------
                        Total Income                              61,291             83,505          1,452,182
         Expense:
            Interest                                             108,195             85,867             81,181
            Other                                                167,938            122,468             99,066
                                                             -----------        -----------        -----------
                        Total Expense                            276,133            208,335            180,247

         Income (loss) before federal income taxes
             (benefit) and equity in undistributed
             net income (loss) of subsidiaries                  (214,842)          (124,830)         1,271,935
         Federal income taxes (benefit)                          (70,472)           (35,000)            (9,630)
                                                             -----------        -----------        -----------
         Income (loss) before equity in
              undistributed net income of subsidiaries          (144,370)           (89,830)         1,281,565
         Equity in undistributed net income (loss)
              of subsidiaries                                   (973,554)          (446,928)        (1,576,541)
                                                             -----------        -----------        -----------
         Net Loss                                            $(1,117,924)       $  (536,758)       $  (294,976)
                                                             ===========        ===========        ===========

  UNIVERSITY BANCORP, INC. (The Parent)

  Condensed Statement of Cash Flows

                                                                                      For Year Ended
                                                                      1997                 1996               1995
                                                                 ----------------------------------------------------
  Reconciliation of net income (loss) to net cash used
  in operating activities:
     Net Income (Loss)                                           $    (1,117,924)   $      (536,758)  $     (294,976)
    Contribution to ESOP                                                  36,323             15,056           35,000
    Loss(gain) on sale of investments                                    (39,369)           (44,598)         (46,243)
     Decrease/(increase) in receivable from affiliate                    675,465                  0          973,211
     Decrease/(increase) in Other Assets                                (662,380)          (138,698)         (52,838)
     Increase(Decrease) in interest payable                                5,175            (14,196)         (54,319)
     Increase(Decrease) in other liabilities                             (88,527)           206,192         (704,202)
     Decrease(Increase) investment in subsidiaries                       920,576            446,928          226,542
                                                                   --------------     --------------    -------------
       Net cash provided by (used in) operating activities              (270,661)           (66,074)          82,175
                                                                   --------------     --------------    -------------

 Cash flow from investing activities:
   Subsidiary dividends received                                               0                  0        1,350,000
   Contributions of capital to subsidiary                               (350,000)           (66,750)        (920,000)
   Advances to Michigan BIDCO                                                  0                  0         (203,500)
   Purchase of available for sale securities                             (55,309)           (97,442)        (236,418)
   Proceeds from sale of available for sale securities                   166,498            138,216          253,268
                                                                   --------------     --------------    -------------
       Net cash provided by (used in) investing activities              (238,811)           (25,976)         243,350
                                                                   --------------     --------------    -------------

 Cash flow from financing activities:
   Principal payment on notes payable                                    (39,812)           (37,500)               0
   Proceeds from sale of common stock                                    551,410             91,870                0
   Purchase of treasury stock                                             (1,563)          (161,075)        (139,808)
                                                                   --------------     --------------    -------------
       Net cash provided by (used in) financing activities               510,035           (106,705)        (139,808)
                                                                   --------------     --------------    -------------

     Net changes in cash and cash equivalents                                563           (198,755)         185,717

 Cash and cash equivalents:
   Beginning of year                                                      41,113            239,868           54,151
                                                                   --------------     --------------    -------------

   End of period                                                 $        41,676    $        41,113   $      239,868
                                                                   ==============     ==============    =============

Supplemental disclosure of cash flow information:
Cash paid during the
 year for:
   Interest                                                      $        92,736    $       100,062   $      135,500
   Income Tax                                                                  0                  0          740,108

                                      -65-

                   UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1997

18.     Regulatory matters

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


                                                      Capital to risk-weighted assets           Tier 1 capital
                                                          Total             Tier 1             to average assets
                                                          -----             ------             -----------------
        Well capitalized                                   10%                6%                        5%
        Adequately capitalized                              8%                4%                        4%
        Undercapitalized                                    6%                3%                        3%

        The Bank presently has an agreement with its regulators that no dividends will be declared without prior regulatory approval, and the tier 1 to average assets be at 7% or more.

        At year end, actual capital levels of the bank (in millions) and minimum required levels were:

         Total Cap to Risk-Weight Assets    Tier 1 Cap to Risk-Weight Assets   Tier 1 Cap to Avg Assets
         Regulatory       Actual              Regulatory       Actual          Regulatory      Actual
         Minimum      Ratio    Amount         Minimum      Ratio    Amount     Minimum      Ratio    Amount
         -------      -----    ------         -------      -----    ------     -------      -----    ------
1997       10%        11.3%     $4.5             6%         10.0%    $4.0         5%         7.1%     $4.0
1996        8%        9.4%      $4.7             4%          8.8%    $4.4         4%         6.0%     $4.4

        At year-end 1997 the Bank was categorized as well capitalized.

19.     Fair Value of Financial Instruments

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

       Unrecognized financial instruments: The fair value of committments to extend credit and the fair value of letters of credit are considered immaterial.

                   UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 31, 1997


20. Fair Value of Financial Instruments (continued)

         The carrying amounts and fair values of the Company's financial instruments were as follows (in $000s):

                                      December 31, 1997
                                     Carrying        Fair
                                      Amount        Value
Financial Assets
Cash and short term investments       $ 2,377       $ 2,377
Securities Available for sale           1,980         1,980
Loans held for sale                    18,157        18,246
Loans, net                             27,715        27,835
Mortgage servicing rights               1,430         1,583
Accrued interest receivable               184           184

Financial Liabilities
Deposits                               45,267        45,404
FHLB advances                            --            --
Mortgage escrow                            87            87
Short term borrowings                   2,744         2,744
Long term borrowings                    1,749         1,749
Accrued interest payable                  211           211

                                      December 31, 1996
                                     Carrying        Fair
                                      Amount        Value
Financial Assets
Cash and short term investments       $12,551       $12,551
Securities Available for sale           7,347         7,347
Loans held for sale                    30,535        30,865
Loans, net                             20,669        21,702
Mortgage servicing rights               2,312         2,466
Accrued interest receivable               302           302

Financial Liabilities
Deposits                               49,941        50,057
FHLB advances                           6,000         6,005
Mortgage escrow                            88            88
Short term borrowings                  12,941        12,941
Accrued interest payable                  356           356

PART III.

ITEM 10. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is incorporated by reference herein from the portions of the Company's Proxy Statement for its 1998 Annual Meeting (the "Proxy Statement") to be under the captions:

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

         Certain Relationships and Related Transactions

PART IV.

ITEM 14. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORT ON FORM 8-K

         (a) (1) Index of Financial Statements: The following financial statements are filed as part of this Report:

                  Audited consolidated balance sheets as of December 31, 1997 and December 31, 1996, and consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1997, 1996 and 1995, of the Company.

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

                  (10) Material Contracts.

                  10.1 Loan Agreement and Promissory Note dated December 31, 1997 issued to North Country Bank & Trust.

                  10.2 University Bancorp, Inc. Employee Stock Ownership Plan (the "ESOP"), as amended November 27, 1990 (incorporated by reference to Exhibit
10.2 to the 1990 10-K). *

                  10.2.1 Amendment to the ESOP, effective as of December 31, 1991 (incorporated by reference to Exhibit 10.2.A to the 1991 10-K. *

                  10.3 University Bank 401(k) Profit Sharing Plan, adopted August 1, 1996, effective as of January 1, 1996 (incorporated by reference to
Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 10-K")). *

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

                  10.12 Revised Net Branch Agreement, dated October 1, 1997, regarding Varsity Funding Services, L.L.C., among University Bank, Jess Monticello and William Cook. *

                  10.13 Revised Operating Agreement for Varsity Mortgage LLC and related Net Branch Agreement Modification, dated as of April 1, 1997, among University Bank and the LLC Managers (incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997 (the "June 30, 1997 10-Q"). *

                  10.14 Purchase and Sale Agreement, dated November 1, 1995, concerning Common Stock of Midwest Loan Services, Inc., among its shareholders and University Bank and Newberry Bancorp, Inc (incorporated by reference to
Exhibit 10.16 of the 1995 10-K).

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


                              UNIVERSITY BANCORP, INC.


                              By:      /s/Donald F. Rositano
                                       Donald F. Rositano,
                                       Chief Financial Officer


                              Date: March 30, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                       Title                         Date

/s/Stephen Lange Ranzini           Director, President,           March 30, 1997
------------------------
Stephen Lange Ranzini              Chief Executive Officer,

/s/Donald Rositano                 Chief Financial Officer,       March 30, 1997
------------------
Donald Rositano

/s/Joseph L. Ranzini               Director, Secretary,           March 30, 1997
--------------------
Joseph L. Ranzini                  Chairman

/s/Keith Brenner                   Director                       March 30, 1997
Keith E. Brenner

/s/Robert Goldthorpe               Director                       March 30, 1997
Robert Goldthorpe

/s/Dr. Joseph L. Ranzini           Director                       March 30, 1997
------------------------
Dr. Joseph Lange Ranzini

/s/Mildred Lange Ranzini           Director                       March 30, 1997
Mildred Lange Ranzini

/s/Paul Lange Ranzini              Director                       March 30, 1997
Paul Lange Ranzini

/s/Michael Talley                  Director                       March 30, 1997
Michael Talley

                                Index of Exhibits


         Exhibit No. and Description

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

3.2 Composite By-laws of the Company (incorporated by reference to Exhibit 3.2 to the 1989 10-K).

(10)     Material Contracts.

10.1     Loan Agreement and Promissory Note dated December
         31, 1997 issued to North Country Bank & Trust.

10.2     University Bancorp, Inc. Employee Stock Ownership
         Plan (the "ESOP"), as amended November 27, 1990
         (incorporated by reference to Exhibit 10.2 to the 1990 10-K).

10.2.1 Amendment to the ESOP, effective as of December 31, 1991 (incorporated by reference to Exhibit 10.2.A to the 1991 10-K).

10.3     University Bank 401(k) Profit Sharing Plan, adopted
         August 1, 1996, effective as of January 1, 1996
         (incorporated by reference to Exhibit 10.3 to the 1996 10-K).

10.4 Letter regarding grant of options to outside directors, dated as of July 20, 1993 (incorporated by reference to Exhibit 10.6 to the Company's
         Annual Report on Form 10-K for the year ended
         December 31, 1993 (the "1993 10-K")).

10.5 1995 Stock Plan of the Company (incorporated by reference to Exhibit A to the definitive Proxy
         Statement of the Company for the 1996 Annual
         Meeting of Stockholders (the "1996 Proxy).

10.5.1   Form of Stock Option Agreement related to the 1995
         Stock Plan (incorporated by reference to Exhibit
         10.7.1 to the the 1995 10-K).

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

10.12    Revised Net Branch Agreement, dated October 1,
         1997, regarding Varsity Funding Services, L.L.C., among University Bank, Jess Monticello and William
         Cook.

10.13    Revised Operating Agreement for Varsity Mortgage
         LLC and related Net Branch Agreement Modification, dated as of April 1, 1997, among University Bank and the LLC Managers (incorporated by reference to Exhibit 10.13 to the June 30, 1997 10-Q).

10.14    Purchase and Sale Agreement, dated November 1,
         1995, concerning Common Stock of Midwest Loan
         Services, Inc., among its shareholders and University Bank and Newberry Bancorp, Inc
         (incorporated by reference to Exhibit 10.16 of the 1995 10-K).

(21)     Subsidiaries of Registrant.

(27)     Financial Data Schedule