Form 10-K/A
period 1997-12-31
UNIVERSITY BANCORP INC /DE/
filed 1998-04-08
CIK 811211

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                               Amendment No. 1

                                      to

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


        The following table shows market share of deposits for Washtenaw County by financial institution for June 1997, June 1996 and June 1995 (from the FDIC's annual branch deposit survey:

               WASHTENAW COUNTY FINANCIAL INSTITUTION DEPOSITS:

                                                         1997           1996          1995
                  Great Lakes Bancorp                    18.9%          18.2%         19.0%
                  First of America Bank                  15.6%          17.0%         17.4%
                  NBD First Chicago Bank                 10.2%          10.4%          9.6%
                  Comerica Bank                          10.1%          10.3%          9.3%
                  Key Bank                                7.4%           9.4%         13.4%
                  Republic Bank                           5.9%           5.8%          5.5%
                  Standard Federal FSB                    4.8%           5.0%          4.9%
                  Citizens Bank                           3.6%           3.6%          3.4%
                  Chelsea State Bank                      3.3%           3.0%          3.2%
                  University of Michigan CU               3.0%           2.8%          2.7%
                  Ann Arbor Commerce Bank                 3.0%           2.3%          1.8%
                  Huron River Area CU                     2.7%           2.5%          2.3%
                  Michigan Natl Bank                      2.5%           2.7%          2.5%
                  Hospital & Health Services CU           1.9%           1.9%          1.7%
                  Flagstar Bank FSB                       1.4%           0.6%          0.0%
                  Automotive FCU                          1.3%           1.4%          1.4%
                  Bank of Ann Arbor                       1.2%           0.6%          0.0%
                  University Bank                         1.1%           0.3%          0.0%
                  Charter One FSB                         0.7%           0.9%          0.9%
                  Old Kent                                0.7%           0.6%          0.2%
                  5 Credit Unions                         0.7%           0.7%          0.8%

                  Total Deposits (Bn)                  $ 3.604        $ 3.503       $ 3.545


         Total deposits in the county increased 2.9% from June 1996 to June
1997 and declined 1.2% from June 1995 to June 1996. In attracting deposits, the Bank's primary competitors are other commercial banks, credit unions and savings and loans operating outside of the Upper Peninsula of Michigan. At year-end 1997, the Bank had approximately $30,000,000 in retail deposits from Washtenaw County, which is approximately a 0.86% market share.

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

ITEM 6. - SELECTED FINANCIAL DATA


                                          UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                                        SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
                                         (Dollars in Thousands Except Per Share Data)

                                               1997              1996              1995              1994              1993
                                             --------          --------          --------          --------          --------
SUMMARY OF OPERATIONS
Interest income                                 4,736             3,724             2,379          $  3,987          $  3,852
Interest expense                                3,208             2,733             1,845             2,104             1,660
Net interest income                             1,528               991               534             1,883             2,192

Provision for loan losses                         260               191                17               210               203
Net interest income after
  provision for loan losses                     1,268               800               517             1,673             1,989

Net gain (loss) on investments                      8               399                56              (178)              203
Profit from equity investment
  in Michigan BIDCO                               (55)               50                95               178                13
Other non-interest income                       5,236             2,770               631               702               580
Gain on sale of branches & loans                   --                --                --             3,018                --
Non-interest expense                            7,868             4,915             1,699             2,782             2,624

Income (loss) before income tax                (1,411)             (896)             (402)            2,611               161
Income tax expense (benefit)                     (293)             (359)             (107)              770                23

Net income (loss)                              (1,118)             (537)             (295)         $  1,841          $    138

SELECTED YEAR END BALANCES
Total assets                                   57,529            78,366            38,275            31,827            64,468
Loans receivable, net                          27,715            20,669             8,954             4,221            27,409
Loans held for sale                            18,157            30,534             7,983             4,129            14,138
Cash, cash equivalents
  and securities                                4,357            19,898            15,028            19,264            14,741
Deposits                                       45,267            53,106            20,745            13,128            48,222
Note payable                                      923               963             1,000             1,000             2,294
FHLB advances                                      --             6,000            10,000             9,800             7,000
Minority interest                                 201               201               201                --                --
Stockholders' equity                            3,398             3,913             4,651             4,096             2,411

SHARES OUTSTANDING AND PER SHARE DATA
Common shares, year-end                         1,984             1,943             1,914             1,800             1,760
Weighted average shares, year                   1,922             1,866             1,802             1,779             1,748
Cash dividends                                     --                --                --                --                --
Net income (loss)                            ($  0.58)         ($  0.29)         ($  0.17)         $   1.03          $   0.08
Book value                                    $  1.81           $  2.01           $  2.43          $   2.27          $   1.37

SELECTED RATIOS
Net average interest rate spread                 3.43%             2.09%             1.09%             3.03%             4.01%
Net yield on average
  earning assets                                 3.07%             2.17%             1.69%             3.42%             4.38%
Return on average assets                        (1.76%)           (1.08%)           (0.84%)            3.02%             0.24%
Return on average equity                       (29.23%)          (13.85)            (6.94%)           54.47%             5.83%
Avg. equity to asset ratio                       5.76%             7.77%            12.14%             5.55%             4.14%
[See the Notes on the following page]

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         Total assets of the Company at December 31, 1997 amounted to $57.53 million compared to $78.36 million at December 31, 1996. Loans receivable, net of reserves, increased by $7.05 million to $27.72 million from $20.67 million. Cash and cash equivalents (including Federal Funds sold on an overnight basis) at the end of 1997 decreased by $10.17 million from the prior year, while securities decreased by $5.37 million. Loans held for sale in the Bank's mortgage banking division decreased by $12.37 million from $30.53 million to $18.16 million. During the second half of 1997, management of the Bank pursued a policy of decreasing reliance on certain high cost deposits and borrowings, reducing low yielding assets such as Federal Funds sold and increasing the rate at which loans held for sale were sold to improve profitability. This reduced total assets, loans held for sale, Federal Funds sold, FHLB borrowings, and deposits.

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


         Total stockholders' equity of the Company at December 31, 1997 was approximately $3.40 million (or 5.9% of total assets) compared to $3.91 million (or 5.0% of total assets) the year earlier. The Bank's regulatory capital at year end was $4.70 million or 8.24% of the Bank's total regulatory assets and the risk-adjusted capital ratio of

                                                   University Bank
                                           Risk-Based Capital Calculation
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


        The Company is a bank holding company. The subsidiary Bank, which is located in Michigan, is a full service community bank, which offers all customary banking services, including the acceptance of checking, savings and time deposits. The Bank also makes commercial, real estate, personal, home improvement, automotive and other installment, credit card and consumer loans, and provides fee based services such as annuity and mutual fund sales, life insurance and foreign currency exchange. The Bank considers its customer base to be primarily located in the Ann Arbor, Michigan area. The Bank established it's main office in Ann Arbor in February 1996, by relocating from the eastern Upper Peninsula of Michigan. The Ann Arbor office is the focus of the Bank's future business development plan. The consolidated assets of the Company of $57,528,783 as of December 31, 1997, primarily represent commercial and retail banking activity. Mortgage loans which were sold into the secondary market and are being serviced by the Bank and Midwest for others of $125,000,000 as of December 31, 1997, are not included in the Company's consolidated balance sheet. The Bank uses brokers to arrange time deposits, and during 1997, a significant portion of the Bank's time deposits were brokered deposits (See Note 7).


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


                              Date: March 30, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                       Title                         Date

/s/Stephen Lange Ranzini           Director, President,           March 30, 1998
------------------------
Stephen Lange Ranzini              Chief Executive Officer,

/s/Donald Rositano                 Chief Financial Officer,       March 30, 1998
------------------
Donald Rositano

/s/Joseph L. Ranzini               Director, Secretary,           March 30, 1998
--------------------
Joseph L. Ranzini                  Chairman

/s/Keith Brenner                   Director                       March 30, 1998
Keith E. Brenner

/s/Robert Goldthorpe               Director                       March 30, 1998
Robert Goldthorpe

/s/Dr. Joseph L. Ranzini           Director                       March 30, 1998
------------------------
Dr. Joseph Lange Ranzini

/s/Mildred Lange Ranzini           Director                       March 30, 1998
Mildred Lange Ranzini

/s/Paul Lange Ranzini              Director                       March 30, 1998
Paul Lange Ranzini

/s/Michael Talley                  Director                       March 30, 1998
Michael Talley

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