Form 10-Q
period 1998-03-31
UNIVERSITY BANCORP INC /DE/
filed 1998-05-14
CIK 811211

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

(Mark One)

[X]     Quarterly Report Pursuant to Section 13 or 15(d) of the
             Securities Exchange Act of 1934

For the quarterly period ended March 31, 1998

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


Registrant's telephone number, including area code: (734) 741-5858



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

  Common Stock, $0.010 par value                     Outstanding at May 10, 1998
                                                                2,000,858 shares


                               page 1 of 31 pages
                 Exhibit index on sequentially numbered page 29

                                    FORM 10-Q                               2
                                   -----------


                                TABLE OF CONTENTS
                                -----------------



PART I - Financial Information
------------------------------


Item 1.      Financial Statements                                         PAGE

             Consolidated Balance Sheets                                    3
             Consolidated Statements of Operations                          5
             Consolidated Statements of Cash Flows                          7
             Notes to the Consolidated Financial
                  Statements                                                8

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations                  9

             Summary                                                        9
             Results of Operations                                         10
             Liquidity and Capital Resources                               20

PART II - Other Information
---------------------------


             Item 1. Legal Proceedings                                     24
             Item 5. Other Information
                      Parent Company Condensed
                             Financial Information                         25
             Item 6. Exhibits & Reports on Form 8-K                        28

Signature                                                                  28
---------

Exhibit Index                                                              29




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



                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                       March 31, 1998 and December 31,1997
                                   (Unaudited)


                                                        March 31,                 December 31,
ASSETS                                                    1998                        1997
                                                      ------------                ------------

Cash and due from banks                               $  1,816,303                $  2,062,307
Federal funds sold                                       7,181,483                     314,652
                                                      ------------                ------------
     Total cash and cash equivalents                     8,997,786                   2,376,959

Securities available for sale at market                  1,873,739                   1,980,327

Loans held for sale                                     20,879,858                  18,156,671

Loans                                                   27,137,298                  28,236,183
Allowance for Loan Loss                                   (547,304)                   (520,953)
                                                      ------------                ------------
     Loans, net                                         26,589,994                  27,715,230

Premises and equipment                                   1,928,993                   1,955,919
Mortgage servicing rights                                1,351,456                   1,430,190
Investment in and advances to
    Michigan BIDCO                                         782,462                     742,669
Other real estate owned                                  1,002,903                     433,003
Other assets                                             2,102,459                   2,737,815
                                                      ------------                ------------
      Total other assets                                 7,168,273                   7,299,596
                                                      ------------                ------------
      TOTAL ASSETS                                    $ 65,509,649                $ 57,528,783
                                                      ============                ============











                                   -Continued-

                   UNIVERSITY BANCORP, INC. AND SUBSIDIARIES                  4
                           Consolidated Balance Sheets
                       March 31, 1998 and December 31,1997
                                   (Unaudited)

                                                        March 31,            December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                      1998                   1997
                                                      ------------           ------------
Liabilities
Deposits:
  Demand - non interest bearing                       $  2,305,564           $  2,458,211
  Demand - interest bearing                             16,073,052             19,120,122
  Savings                                                  155,867                143,604
  Time                                                  28,075,398             23,545,234
                                                      ------------           ------------
     Total Deposits                                     46,609,881             45,267,171

FHLB advances                                                    0                      0
Mortgage escrow                                            287,302                 86,686
Short term borrowings                                    4,663,574              2,744,188
Long term borrowings                                     1,612,435              1,749,070
Deferred noncompete income                                  58,321                 67,072
Other liabilities                                        8,545,289              4,015,003

Minority Interest                                          201,090                201,149

Stockholders' equity:
  Preferred Stock, $0.001 par value;
   Authorized - 500,000 shares;
    Issued -  0 shares in both 1998 and 1997                    --                     --
  Common stock, $0.01 par value;
   Authorized - 2,500,000 shares;
    Issued - 2,000,858 shares in 1998
    and 2,087,861 shares in 1997                            14,029                 13,919
  Treasury Stock - 103,146 shares in 1998
    and 103,461 in 1997                                   (302,446)              (302,446)
  Additional Paid-in-Capital                             3,546,489              3,493,154
  Retained earnings                                        288,308                181,549
  Net unrealized gain/(loss) on securities
   available for sale, net of tax
   of $6,320 in 1997, and
   ($7,311) in 1998                                        (14,622)                12,268
                                                      ------------           ------------

     Total Stockholders' equity                          3,531,757              3,398,444
                                                      ------------           ------------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                           $ 65,509,649           $ 57,528,783
                                                      ============           ============


                   UNIVERSITY BANCORP, INC. AND SUBSIDIARIES                  5
         Consolidated Statements of Operations and Comprehensive Income
             For the Three Month Periods Ended March 31, 1998, 1997
                                   (Unaudited)



                                                      1998                 1997
                                                  -----------          -----------
Interest income:
  Interest and fees on loans                      $ 1,028,350          $   960,169
  Interest on securities:
   U.S. Government agencies                            15,032               94,594
   Other securities                                    16,736               20,569
  Interest on bank deposits                             2,676                7,607
  Interest on federal funds                            27,877               64,147
                                                  -----------          -----------
     Total interest income                          1,090,671            1,147,086
                                                  -----------          -----------

Interest expense:
  Interest on deposits:
   Demand deposits                                    201,018              229,563
   Savings deposits                                       913                6,437
   Time certificates of deposit                       380,518              387,926
  Bank and other short term borrowings                 32,279               86,215
  Long Term Notes Payable                              20,898               75,271
                                                  -----------          -----------
     Total interest expense                           635,626              785,412
                                                  -----------          -----------

     Net interest income                              455,045              361,674

Provision for loan losses                              22,500               22,500
                                                  -----------          -----------

     Net interest income after
       provision for loan losses                      432,545              339,174
                                                  -----------          -----------

Other income:
  Net security gains                                   66,660              (22,351)
  Service charges and fees                              8,418                4,384
  Mortgage banking income                           1,126,236            1,446,358
  Profit(loss) from equity investment in
    Michigan BIDCO                                     40,564                4,818
  Other                                                27,578               77,397
                                                  -----------          -----------
     Total other income                             1,269,456            1,510,606
                                                  -----------          -----------

                                       -Continued-

                   UNIVERSITY BANCORP, INC. AND SUBSIDIARIES                  6
                Consolidated Statements of Operations (continued)
             For the Three Month Periods Ended March 31, 1998, 1997
                                   (Unaudited)



                                                      1998                 1997
                                                  -----------           -----------
  Salaries and wages                              $   865,973           $   853,622
  Employee benefits                                   181,538               113,998
  Occupancy, net                                      111,548               103,799
  Taxes other than income                             (15,580)                6,813
  Data processing and equipment expense                76,163                95,573
  Correspondent bank service charges                    5,118                 9,350
  Advertising                                          24,192                36,073
  Net expense of other real estate owned                1,161                (3,790)
  Legal and audit expense                              82,954                68,128
  Other operating expenses                            300,905               387,662
                                                  -----------           -----------
     Total other expenses                           1,633,974             1,671,228
                                                  -----------           -----------

Income (Loss) before income taxes                      68,027               178,552
                                                  -----------           -----------

Income taxes (benefit)                                (38,734)               53,918
                                                  -----------           -----------

     Net Income                                   $   106,761           $   124,634
                                                  ===========           ===========

     Comprehensive Income                         $    79,870           $   133,603
                                                  ===========           ===========

Earnings (loss) per common share
      Basic                                       $      0.05           $      0.07
                                                  ===========           ===========

      Diluted                                     $      0.05           $      0.07
                                                  ===========           ===========

Weighted average shares outstanding
      Basic                                         1,984,586             1,841,532
                                                  ===========           ===========

      Diluted                                       1,986,333             1,856,490
                                                  ===========           ===========

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARY                   7
                      Consolidated Statements of Cash Flows
            For the three-month periods ended March 31, 1998 and 1997
                                   (Unaudited)




                                                                                          1998                    1997
                                                                                     -------------           -------------
Cash flow from operating activities:

Net income (loss)                                                                    $     106,760           $     124,634
Adjustments to reconcile net loss to net cash from Operating Activities:
    Depreciation and amortization                                                          144,247                 173,518
    Provision for loan loss                                                                 22,500                  22,500
    Mortgage loans originated for sale                                                (189,978,757)            (70,790,128)
    Proceeds from sale of loans and mortgage backed trading securities                 187,981,802              74,457,898
    Net loss/(gain) on loan sales and securitization                                      (723,252)               (986,552)
    Market adjustment on loans held for sale                                                (2,980)                  3,739
    Net amortization/accretion on securities                                                   352                   7,249
    Loss/(Gain) on sale of securities available for sale                                   (66,660)                 22,351
    Change in:
      Investment in Michigan BIDCO, Inc.                                                   (39,793)                 (4,534)
      Purchased Mortgage Servicing Rights                                                       --                (190,755)
      Other real estate                                                                   (569,900)               (370,908)
      Increase in other assets                                                             635,298                (955,268)
      Increase/(Decrease) in other liabilities                                           4,534,613                 (62,718)
                                                                                     -------------           -------------
       Net cash from (used in) operating activities                                  $   2,044,230           $   1,451,026
                                                                                     -------------           -------------

    Cash flow from investing activities:
      Purchase of securities available for sale                                                 --                (885,795)
      Proceeds from sales of securities available for sale                                 110,755                 927,262
      Proceeds from maturities and paydowns of securites available for sale                 22,171                 162,817
      Loans granted net of repayments                                                    1,102,736              (3,351,776)
      Premises and equipment expenditures                                                  (38,587)               (134,052)
                                                                                     -------------           -------------
       Net cash from (used in) investing activities                                      1,197,075              (3,281,544)
                                                                                     -------------           -------------

    Cash flow used in financing activities:
      Net increase (decrease) in deposits                                                1,342,710              (3,853,785)
      Net increase(decrease) in mortgage escrow accounts                                   200,616                (691,127)
      Net increase (decrease) in other short term borrowings                             1,919,386              (1,784,020)
      Payments on other long term borrowings                                              (136,635)                (12,500)
      Issuance of common stock                                                              53,445                 135,000
                                                                                     -------------           -------------
       Net cash from financing activities                                                3,379,522              (6,206,432)
                                                                                     -------------           -------------

          Net change in cash and cash equivalents                                        6,620,827              (8,036,950)
   Cash and cash equivalents:
     Beginning of period                                                                 2,376,959              12,550,812
                                                                                     -------------           -------------
     End of period                                                                   $   8,997,786           $   4,513,862
                                                                                     =============           =============

    Supplemental disclosure of cash flow information:

    Cash paid for interest expense                                                   $     703,984           $     800,071


                  UNIVERSITY BANCORP, INC. AND SUBSIDIARIES                   8
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1) General

     See note 1 of Notes to Financial Statements in the Company's 1997 Annual Report on Form 10-K, which should be read in conjunction with this Report, for a summary of the Company's significant accounting policies.

     The unaudited financial statements included herein were prepared from the books of the Company in accordance with generally accepted accounting principles and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company's 1997 Annual Report on Form 10-K. The current interim periods reported herein are included in the fiscal year subject to independent audit at the end of the year.

     Under a new accounting standard, comprehensive income is now reported for all periods. Comprehensive income includes net income and other comprehensive income. Other comprehensive income includes the change in net unrealized gains and losses on securities available for sale, net of tax.

(2) Available-for-sale Securities

     The Bank's available-for-sale securities portfolio at March 31, 1998 had a net unrealized loss of approximately $22,000 as compared with a net unrealized loss of approximately $19,000 at December 31, 1997, a decrease of $3,000. The securities portfolio continues to shrink to provide for increased loan demand.

Securities available for sale


                                                           March 31, 1998
                                -------------------------------------------------------------
                                                                Gross               Estimated
                                   Amortized                 Unrealized                  Fair
(in thousands)                          Cost           Gains          Losses            Value
---------------------------------------------------------------------------------------------
U.S. agency mortgage-backed           $  508          $    7          $   --           $  515
Other agency mortgage-backed             539              --             (29)             510
Other mortgage-backed                     --              --              --               --
U.S. agency equity                       848              --              --              848
Other equity                              --              --              --               --
---------------------------------------------------------------------------------------------
Total investment securities
  available for sale                  $1,895          $    7          $  (29)          $1,873
                                      ======          ======          ======           ======

Securities available-for-sale (continued)                                      9


                                                     December 31, 1997
                    -------------------------------------------------------------------------
                                                               Gross
                                   Amortized                Unrealized                   Fair
(in thousands)                          Cost          Gains            Losses           Value
---------------------------------------------------------------------------------------------
U.S. agency mortgage-backed           $  509          $    9          $   --           $  518
Other agency mortgage-backed             561              --             (28)             533
U.S. agency equity                       848              --              --              848
Other equity                              44              37              --               81
---------------------------------------------------------------------------------------------

Total securities
  available for sale                  $1,962          $   46          $  (28)          $1,980
                                      ======          ======          ======           ======


  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This Report contains certain forward-looking statements which reflect the Company's expectation or belief concerning future events that involves risks and uncertainties. Among others, certain forward looking statements relate to the continued growth of various aspects of the Company's community banking, mortgage banking and investment activities, and the nature and adequacy of allowances for loan losses. The Company can give no assurance that the expectations reflected in forward looking statements will prove correct. Various factors could cause results to differ materially from the Company's expectations. Among these factors are those referred to in the introduction to the Company's Management Discussion and Analysis of Financial Condition and Results of Operations which appears at Item 7. of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, which should be read in conjunction with this Report.

     The above cautionary statement is for the purpose of qualifying for the "safe harbor" provisions of Section 21E of the Securities Exchange Act of 1934.

SUMMARY

     For the three months ended March 31, 1998, a net income of $106,760 was realized versus a net income of $124,634 in the same period in 1997. Net interest income increased to $455,045 in the 1998 period from $361,674 in the 1997 period, and other income was $1,269,456 in the 1998 period versus $1,510,606 in the 1997 period. Operating expenses decreased to $1,633,974 in the 1998 period from $1,671,228 in the 1997 period. Basic and diluted net income per share in the three months ended March 31, 1998 was $0.05 and $0.05, compared to basic and diluted net income per share of $0.07 and $0.07 for the three months ended March 31, 1997.

     The decreased profit in the first quarter of 1998 versus the profit in the first quarter of 1997 followed an intervening period of three quarters in 1997 when the Company was unprofitable. When the first quarter of 1998 is compared to the first quarter of 1997, the 1997 period benefited from higher non-interest income as a result of a $395,356 gain on the sale of Participation Certificates in sub-performing home equity loans which the Bank had purchased in mid-March 1995. The 1998 period benefited from higher net interest income, lower other expenses and increased earnings at Michigan BIDCO.

     The following table summarizes the pre-tax income of each profit center of the Company for the three months ended (in thousands):

     PRE-TAX INCOME SUMMARY                                1998            1997
     Banking
              Community & wholesale mtg. banking          $ (88)          $ (45)
              Midwest Loan Services                          (0)             48
              Varsity Mortgage & Varsity Funding            136             213
     Equity in the earnings of Michigan BIDCO                41               5
     Corporate Office                                       (21)            (42)
                                                          -----           -----
     Total                                                $  68           $ 179


     The net income of the Company for the three months ended March 31, 1998 was principally a result of profits from the Bank's mortgage subsidiaries Varsity Mortgage and Varsity Funding and the equity in the earnings of Michigan BIDCO. The Bank itself had a greater loss in 1998 than 1997, however, the 1997 period benefited from better results at the Bank's wholesale mortgage banking operations.

     The net income of the Company for the three months ended March 31, 1997 was principally a result of profits from the Bank's mortgage subsidiaries Varsity Mortgage, Varsity Funding and Midwest Loan Services. The Bank had a loss because of losses in community banking, as operating expenses exceeded net interest income and other income, which more than offset a positive contribution from the Bank's own wholesale mortgage banking operations.


RESULTS OF OPERATIONS

Net Interest Income

     Net interest income increased to $455,045 for the three months ended March 31, 1998 from $361,674 for the three months ended March 31, 1997. Net interest income rose from the year ago period because of an increase in average loans and and a decrease in the cost of interest bearing liabilities. The yield on interest earning assets increased to 9.03% in the 1998 period from 8.59% in the 1997 period. The cost of interest bearing liabilities decreased to 5.63% in the 1998 period from 5.76% in the 1997 period. Net interest income as a percentage of total earning assets increased to 3.77% from 2.71%, because of the increase in interest spread, which more than offset a 8.3% decline in the amount of interest earning assets.

Interest income

     Interest income decreased to $1,090,671 in the quarter ended March 31, 1998 from $1,147,086 in the quarter ended March 31, 1997. The average volume of interest earning assets decreased to $48,982,763 in the 1998 period from $53,423,189 in the 1997 period, a decrease of 8.3%. The decreased volume of earning assets was due to a decrease in fed funds sold and lower yielding securities which were used to repay higher cost wholesale borrowed funds. Partially offsetting the decline in interest earning assets was an increase in the yield on earning assets. However, the yield on the loan portfolio decreased to 9.25% from 9.44% as a result in a decrease in the earnings yield on loans held for sale.

     The average volume of investment securities in the three months ended March 31, 1998 decreased 70.9% over the same periods in 1997, as the Bank's portfolio, which consists of adjustable rate agency backed mortgage securities, was liquidated and the funds used to repay higher cost wholesale borrowings or repositioned into loans from the Ann Arbor main office. The yield on the securities portfolio increased to 6.59% in the three month period ended March 31, 1998 from 6.40% in the 1997 period. The increase in yields was the result of the sale of lower yielding securities.

Interest Expense

     Interest expense decreased to $635,626 in the three months ended March 31, 1998 from $785,412 in the 1997 period. The decrease was due to a decrease in interest bearing liabilities as a result of decreased wholesale borrowed funds and to a lesser extent, a decrease in deposits, and by a decrease in rates paid on deposits. The decrease in rates was due to increased retail deposits and decreased wholesale deposits. The cost of funds decreased to 5.63% in the 1998 period from 5.76% in the 1997 period. The average volume of interest bearing liabilities decreased 16.1% in the 1998 period versus the 1997 period.


                        MONTHLY AVERAGE BALANCE SHEET AND
                            INTEREST MARGIN ANALYSIS

     The following tables summarize monthly average balances, revenues from earning assets, expenses of interest bearing liabilities, their associated yield or cost and the net return on earning assets for the three months ended March 31, 1998 and 1997.

                                                                             12

                                                                      Three Months Ended March 31,
                                         -----------------------------------------------------------------------------------------
                                               1998                                            1997
                                         -----------------------------------------------------------------------------------------
                                                           Interest    Average                             Interest       Average
                                              Average       Income/     Yield/                Average       Income/        Yield/
                                              Balance       Expense       Rate                Balance       Expense          Rate

ASSETS
Interest Earning Assets:
     Short Term Investments:
          Interest Bearing Deposits    $       28,181   $       440      6.33%          $     600,905    $    7,607         5.06%
          Federal Funds Sold                1,797,279        27,877      6.29%              4,938,916        64,147         5.20%

     Securities:
          Non-taxable (1)                          --            --        --                      --            --           --
          Taxable                           2,091,514        34,004      6.59%              7,194,166       115,163         6.40%
                                       --------------   -----------   -------           -------------    ----------      -------
     Total Securities                       3,916,974        62,321      6.45%             12,733,987       186,917         5.87%
                                       --------------   -----------   -------           -------------    ----------      -------
     Loans:
          Commercial                       12,752,842       349,730     11.12%             10,215,593       263,164        10.30%
          Real Estate Mortgage             27,506,984       557,588      8.22%             26,652,650       603,179         9.05%
          Installment/Consumer              4,805,963       121,032     10.21%              3,820,959        93,826         9.82%
                                       --------------   -----------   -------           -------------    ----------      -------
     Total Loans                           45,065,789     1,028,350      9.25%             40,689,202       960,169         9.44%
                                       --------------   -----------   -------           -------------    ----------      -------
Total Interest Bearing Assets              48,982,763     1,090,671      9.03%             53,423,189     1,147,086         8.59%
                                       --------------   -----------   -------           -------------    ----------      -------
Less allowance for possible
   loan losses & deferred fees               (527,359)                                       (309,873)
                                       --------------                                   -------------
                                           48,455,404                                      53,113,316

Mortgage servicing rights                   1,395,585                                       2,374,613
Non earning assets                         18,802,332                                       6,696,449
                                       --------------                                   -------------
     Total Assets                      $   68,653,321                                   $  62,184,378
                                       ==============                                   =============


LIABILITIES
Interest Bearing Liabilities:
     Deposit Accounts:
         Now/S-Now                     $    3,354,392   $    33,319      4.03%          $   3,161,083    $   32,476         4.11%
         Savings                              113,532           704      2.51%                112,461           694         2.47%
         Canadian Dollar Savings               38,919           209      2.18%                689,666         5,743         3.33%
         Time                              25,426,376       380,518      6.07%             25,329,296       387,926         6.13%
         Borrowed Funds                     2,006,299        32,279      6.52%              9,133,833       138,078         6.05%
         Money Market Accounts             13,896,831       167,699      4.89%             15,138,760       197,087         5.21%
         Holding Company Debt                 922,688        20,898      9.19%                956,250        23,408         9.79%
                                       --------------   -----------   -------           -------------    ----------      -------
             Total interest bearing
                liabilities            $   45,759,037       635,626      5.63%          $  54,521,349       785,412         5.76%
                                       ==============   -----------   -------           =============    ----------      -------

Net interest income                                     $   455,045                                      $  361,674
                                                        ===========                                      ==========

Weighted average rate spread                                             3.40%                                              2.83%
                                                                      =======                                            =======
Net yield on average earning
  assets                                                                 3.77%                                              2.71%

(1)   Actual yields; not adjusted for tax-equivalent yields
(2) For purposes of computing average yields on the loan portfolio as presented in the above analysis, loans on non-accrual status are included in the average loan balances.

                                                                             13
Provision for Loan Losses

     The monthly loan loss provision remained at a rate of $7,500 in the first quarter of 1998. The amount of the monthly provision for loan losses is the result of management's desire to build reserves, as new loans are originated in Ann Arbor. The actual loan losses were $5,556 in the three month period ended March 31, 1998 versus $1,041 in the three month period ended March 31, 1997.


                                                                Three Months Ended
                                                                      March 31
                                                         1998                     1997
                                                  -----------------------------------------
Provision for loan losses                               22,500                      22,500
Loan charge-offs                                        (5,556)                     (1,041)
Recoveries                                               9,407                       3,618
                                                        ------                      ------
Net increase (decrease)
  in allowance                                          26,351                      25,077

                                                           At                  At
                                                    March 31, 1998       December 31, 1997
                                                  -----------------------------------------
Total loans (1)                                      27,137,298                 28,236,184
Reserve for loan losses                                 547,304                    520,953
Reserve/Loans (1), %                                       2.02%                      1.84%

(1) Excludes loans held for sale.

     The following schedule summarizes the Company's nonperforming loans for the periods indicated:

                                                        At                              At
                                                  March 31, 1998               December 31, 1997
                                                  ------------------------------------------------
Past  due 90 days and over and still accruing:
  Real estate                                            45,140                       233,697
  Installment                                            55,531                         5,556
  Commercial                                             43,699                       295,643
                                                     ----------                    ----------
    Subtotal                                            144,370                       534,896

Nonaccrual loans:
  Real estate                                           397,381                       532,821
  Installment                                                --                        44,409
  Commercial                                             34,255                         9,479
                                                     ----------                    ----------
    Subtotal                                            431,636                       586,709

Other real estate owned                               1,002,903                       433,003
                                                     ----------                    ----------

      Total                                           1,578,909                     1,554,608
         As % of loans (1)                                 5.82%                         5.51%
      Ratio of reserve for loan
        losses to all loans
        90 days and over                                   95.0%                         46.5%

(1) Excluding loans held for sale

     Other real estate owned at March 31, 1998 and December 31, 1997 includes a commercial development site in Sault Ste. Marie, Michigan. Based upon its assessment of current market conditions, management believes the 16-acre site where a former loan office is located has a fair market value substantially more than its carrying cost of $266,079. This property is carried as other real estate owned in the Company's financial statements since it is surplus to the Bank's requirements. While it is management's goal to sell this site, there is no assurance that a sale will be consummated.

     The 1.5% increase in non-performing assets mainly relates to single family residential loans originated for the secondary market which have become delinquent and are either under modification agreements to bring the loans current or in the process of foreclosure. With the exception of one $42,470 commercial real estate building, all of the other real estate owned, other than the property mentioned above, consists of residential single family properties. Based upon management's review of appraisal information and current broker price opinions, management believes that, for the most part, the Bank is well secured with respect to these loans and the other real estate owned. Other real estate owned is carried at the lower of cost or fair value less estimated costs to sell. The Bank's greatest loan credit risks relate to the commercial and installment loan portfolios, and these levels decreased from December 31, 1997 to March 31, 1998.

     Economic conditions in the Bank's primary market area in Ann Arbor were strong in the period. The Sault Ste. Marie area appears not to be growing. The Newberry area appears to be growing because of an expansion of a major prison complex in the town by the State Department of Corrections. Less than 7.5% of the Bank's loans now relate to credits located in the Upper Peninsula of Michigan.

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

Non-Interest Income

     Total non-interest income decreased to $1,269,456 for the three months ended March 31, 1998 from $1,510,606 for the three months ended March 31, 1997. The decrease was principally a result of a $320,122 decrease in the Bank's mortgage banking income.

     Securities. Taking into account realized and unrealized gains and losses on the securities portfolio, during the first quarter of 1998, the yield on the Company's investment securities portfolio was 11.50%. During the three months ended March 31, 1998, there were no securities sales from the Bank's available-for-sale securities portfolio. During the three months ended March 31, 1998, the Company realized a $66,660 gain from the sale of the majority of its available-for-sale investment in Central Bank Corporation. Gross proceeds from this sale were $110,755.

     Mortgage Banking. Mortgage banking income decreased to $1,126,236 in the three months ended March 31, 1998 from $1,446,358 in the three months ended March 31, 1997. A $395,356 gain on sale of participation certificates in sub-performing home equity loans boosted income in 1997. Increased income from mortgage banking activity from higher origination volume was partially offset by increased amortization of the Company's mortgage servicing rights portfolio due to increased refinancing activity.

     At March 31, 1998, the Bank and its subsidiaries owned the right to service $116,794,586 of FHLMC mortgages for others, of which approximately 60% was owned by Midwest Loan Services, and the remainder by the Bank. The following table summarizes the portfolio by type and mortgage note rate:

             Interest Rate Stratification of the Company's Servicing

($ in 000s)                               FIXED RATE - BY MATURITY
                                   ----------------------------------------
MORTGAGE RATE (%)      ARMs        UNDER 10        10-25          OVER 25

9.00 and up              539            --          218             1,816
8.50 - 8.99            6,056            --          486             5,029
8.00 - 8.49            4,314            --        1,035            15,554
7.50 - 7.99              930            64        3,873            36,725
7.00 - 7.49            1,390            --        7,358            17,525
6.50 - 6.99               --           174        4,773             6,788
6.00 - 6.49               --            --          902             1,245
under 6.00                --            --           --                --
                      ------         -----       ------            ------
                      13,229           238       18,645            84,682


Current market
  interest rates       6.50%         7.13%        7.00%             7.25%
Average annual
  servicing fee        0.39%         0.29%        0.27%             0.26%

     Short term interest rates have been very stable for nearly twenty-six months. Long term interest rates recently fell to levels which have prompted increased refinancing activity. As a result, the portfolio is experiencing increased refinancings and payoffs, which hurts income. In the first quarter of 1998, $78,734 was charged to income to amortize the Company's servicing rights. Based on recent comparable sales and indications of market value from industry brokers, management believes that the current market value of the Bank's portfolio of mortgage servicing rights is slightly above cost. Market interest rate conditions can quickly affect the value of mortgage servicing rights in a positive or negative fashion, as long term interest rates rise and fall.

     At March 31, 1998, the Bank had outstanding purchase commitments to buy single family FHLMC qualifying mortgage loans of $47,006,525 and outstanding forward commitments to deliver FHLMC mortgage-backed securities of $28,530,000, substantially all of which commitments were for delivery within three months or less.

                      Servicing Rights Held by the Company

(amounts in $000s)                          March 31,              December 31,
                                               1998                    1997
                                            ------------------------------------
Total servicing                             116,795                  124,719
Book value of servicing                       1,351                    1,430
Estimated market value of servicing:
  Management estimate (1)                     1,354                    1,440
  Discounted cash flow (2)                    1,465                    1,583
Estimated excess of market
  over book value (3)                       114-  3                  153- 10

(1) Assumes a price based upon market transactions at March 31, 1998 and December 31, 1997 of 4.6x (4.6 times the servicing fee) for 30-year servicing, 3.5x for 15-year servicing, 1.9x for Balloon servicing and 2.0x for ARM servicing. Excess servicing is discounted from these amounts at a multiple of one times the servicing fee.

(2) Uses net present value analysis of future cash flows, discounted back at rates ranging from 10 to 12%.

(3)  Range based upon the two methods used in (1) and (2), above.

     During the period ended March 31, 1998 purchases and sales of mortgage servicing rights by third-parties evidenced a slight decrease in price because of a decrease in long term interest rates.

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

     In mid-1996, the servicer submitted a request to the RTC for a $650,000 refund of loans that had previously been paid off, but were included in the RTC Loan Pool, pursuant to the original purchase agreement. If received, this amount would be split 50/50 with the RTC servicer of the RTC Loan Pool. In April 1997, the servicer was notified that the RTC had accepted the refund request in the amount of $300,000 with a request for additional information regarding the remaining $350,000. After the additional information was submitted, the RTC rejected the claim in total. As a result, the Bank filed a lawsuit in late October 1997 against the RTC in the U.S. District Court for the District of Columbia seeking recovery of the requested $650,000 refund. In March 1998, the Bank filed an amended and reduced refund request in the amount of $505,000. In addition, in March 1998, the Bank sold all the remaining loans underlying the five Participation Certificates for $200,000, generating a gain for the Bank of $100,000. If additional proceeds are realized from the RTC, any of the amounts received would also be split 50/50 with the former servicer of the RTC Loan Pool, and any amount received by the Bank would be income.

     Michigan BIDCO. Michigan BIDCO (the "BIDCO") invests in businesses in Michigan with the objective of fostering job growth and economic development. As of March 31, 1998, the BIDCO had made investments in twenty-five unrelated entities, amounting to a total of $13,036,100 at original cost (before repayments or participations sold). At March 31, 1998, the BIDCO had total unaudited assets of $5,425,875. For the three months ended March 31, 1998 and 1997, the Bank's 44.1% equity share in the earnings of the BIDCO's reported net income was $40,564 and $4,818, respectively.

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

     Michigan BIDCO, investments:

                                                        Total     Equity
     Industry                                      Investment     Participation?

     #1  ABC-TV affiliate                          $1,472,000     yes
     #2  Adult foster care                             40,000     no
     #3  Bridal shop                                   16,000     no
     #4  Cable TV                                     545,000     yes
     #5  Children's clothing manufacturer             200,000     repurchased
     #6  Commercial laundry                           180,000     no
     #7  Environmental engineering                    100,000     repurchased
     #8  Home health care                              20,000     no
     #9  Hunting supplies                              60,000     no
     #10 Industrial supply                             85,000     no
     #11 Limited service hotels                       738,600     yes
     #12 Manufacturing                                200,000     no
     #13 Manufacturing                                200,000     no
     #14 Manufacturing                                200,000     no
     #15 Metal manufacturing                           80,000     no
     #16 Paper converting                           2,762,000     yes
     #17 Plastic injection molding                  2,000,000     repurchased
     #18 Plastic mold manufacturing                    25,000     no
     #19 Railcar parts manufacturing                  125,000     yes
     #20 Railroad boxcar leasing                    1,500,000     no
     #21 Recycled paper pulp mill                     780,000     yes
     #22 Residential mortgage subservicing            450,000     repurchased
     #23 Secured credit card issuer                   540,000     yes
     #24 Tissue paper mill                            700,000     yes
     #25 Truck maintenance                             17,500     no
                                                  -----------
     Total                                        $13,036,100
                                                  ===========

     The loans associated with investments #2, 5, 6, 7, 8, 12, 17, 18 and 22 have been repaid in full. Loan participations have been sold in loans associated with investments #1, 3, 4, 6, 9, 10, 16, 17, 20, 21 and 25. At March 31, 1998,
the BIDCO had no outstanding conditional commitments to lend.

     Northern Michigan Foundation. In 1995 and 1996, the BIDCO donated $300,000 to capitalize Northern Michigan Foundation (the "Foundation"). The BIDCO and the Foundation share administrative staffs and offices, with the Foundation reimbursing the BIDCO for these services. The monthly management fee paid by the Foundation to the BIDCO is currently approximately $16,000. As a result of its capitalization by the BIDCO, the Foundation was able to borrow a total of $2,000,000 from the U.S. Department of Agriculture's Rural Development Service ("USDA RDS") at 1% interest with a 30 year term. As of March 31, 1998, the Foundation had a portfolio of $1,088,000 of loans to eleven borrowers, with $371,000 undrawn and available for lending from the USDA RDS loan, and cash available for relending from paid off loans and the Foundation's initial equity capital of $820,000.

Non-Interest Expense

     Non-interest expense decreased to $1,633,974 in the three months ended March 31, 1998 from $1,671,228 for the three months ended March 31, 1997. The decrease was primarily the result of an increase in salary and benefits resulting from ongoing expansion of business and staff levels at Varsity Mortgage and Varsity Funding, which was more than offset by decreases in other operating expenses, primarily due to cost containment efforts at the Bank.

     Non-interest operating expense for the parent company only increased to $66,557 for the three month 1998 period from $36,091 for the 1997 period. Public listing expenses and other miscellaneous expenses were lower, but more than offset by the annual ESOP benefit expense, which in 1998 was expensed in the first quarter and not the second quarter as it was in 1997.

Liquidity and Capital Resources

     Capital Resources. The table on the following page sets forth the Bank's risk based assets, and the capital ratios and risk based capital ratios of the Bank. At March 31, 1998, the Bank was well capitalized (the required ratio for "well capitalized" was 5% of total assets (Leverage), 6% (Tier 1) of risk-based assets, and 10% (Tier 1 and 2) of risk-based assets).

     Bank Liquidity. The Bank's primary sources of liquidity are customer deposits, scheduled amortization and prepayments of loan principal, cash flow from operations, maturities of various investments, the sale of loans held for sale, and borrowings from correspondent lenders secured by securities and/or residential mortgage loans. In addition, the Bank invests in overnight Federal Funds. At March 31, 1998, the bank had cash and due from banks and fed funds on hand of $8,997,786. The Bank has an unused $5,000,000 line of credit secured by investment securities and two lines of credit from correspondents secured by mortgage loans for sale to the secondary market. In order to bolster liquidity, the Bank has also sold brokered CDs from time to time.

                                 University Bank
               Risk Adjusted Assets & Risk Adjusted Capital Ratio
                                 March 31, 1998


                                                               Balance    Risk Weighted
0% RISK CATEGORY                                              Sheet (000)   Assets (000)
           Mort-Backed Sec Guaran by GNMA                             3            --
           Currency & Coin                                          201            --
           Federal Reserve Balance                                   50            --
                                                         -----------------------------
           Total                                                    254            --

20% RISK CATEGORY
           Interest-bearing Balances                                 61            12
           Fed Funds Sold                                         7,181         1,436
           U.S. Gov't sponsored Agency Sec                        1,033           207
           Other Mortgage-Back Securities                            --            --
           Cash Items                                               323            65
           FHLB Stock                                               848           170
           Balances due from depository Inst                      1,182           236
                                                         -----------------------------
           Total                                                 10,628         2,126

50% RISK CATEGORY
           Qualifying 1st liens on 1-4 family                    33,016        16,508
                                                         -----------------------------
           Total                                                 33,016        16,508

100% RISK CATEGORY
           All other Assets                                      21,782        21,782

On Balance Sheet Items Excluded from Calculation                    135


           Total Assets                                          65,815        40,416
                                                         =============================

                          TIER 1 CAPITAL                     Balance
           Common Stock                                             200
           Surplus                                                4,262
           Undivided Profits & Capital Reserves                    (368)
           Minority Interest                                        201
           Other identifiable Intangible Assets                    (135)
           Unrealized loss on Securities                            (15)
           Total Tier 1 Capital                                   4,145

                          TIER 2 CAPITAL
           Allowance for loans & Lease losses                       547
           Excess LLR (limited to 1.25% gross risk-
           weighted assets                                          (42)
           Total Tier 2 Capital                                     505

           TOTAL TIER 1 & TIER 2 CAPITAL                          4,650

           TIER 1/TOTAL ASSETS                                     6.30%
           TIER 1 & 2/TOTAL ASSETS                                 7.07%

           TIER 1/TOTAL RISK-WEIGHTED ASSETS                      10.26%
           TIER 1 & 2/TOTAL RISK-WEIGHTED ASSETS                  11.51%

     Parent Company Liquidity. At year-end 1997, University Bancorp, Inc. held cash, marketable equity securities of $123,180. Including the proceeds of a pending security sale, this increased by $48,239 to $171,419 at March 31, 1998. The increase in cash and marketable equity securities was due to the realization of a capital gain on the Company's securities available for sale.

     During the three months ended March 31, 1998 no dividends were paid from the Bank, as a result of low profitability at the Bank. Dividends from the Company's bank subsidiary together with earnings from the cash and marketable equity securities held by the parent company are the principal sources of cash used to fund the parent company's indebtedness owing to North Country Bank & Trust ("NCB&T"), which amounted to $922,688 at both March 31, 1998 and at December 31, 1997. The NCB&T note calls for principal payments of $33,000 per quarter beginning May 15, 1998. Management believes that the cash and securities on hand and federal tax refunds receivable are currently sufficient to cover expected required principal reductions during 1998 on the holding company's loan.

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

     Falling long term and short term interest rates tend to decrease the value of the Bank's and Midwest Loan Services' investment in mortgage servicing rights and decrease the Bank's and Midwest Loan Services' current return on such rights by increasing required amortization rates on the rights. Falling long and short term interest rates also decreases origination activity at Varsity Funding as residential lenders focus on refinancing activity rather than borrowers who need alternative sources of funding outside of traditional secondary market loans. However, falling interest rates tends to increase new mortgage origination activity, positively impacting current income from the Bank's retail mortgage banking operations and Varsity Mortgage's operations. Falling interest rates also increases Midwest Loan Services' rate of growth, but decreases the duration of its existing subservicing contracts. The table on page 23 details the Bank's asset/liability sensitivity as of March 31, 1998.

                               UNIVERSITY BANK                               23
                   Asset/Liability Position Analysis         03/31/98
                                  ($ in 000's)
                            Maturing or Repricing in

                                      3 Mos     91 Days to          1 - 5         Over 5         ALL
          ASSETS                    or Less         1 Year          Years          Years         OTHERS        TOTAL
          ------                    -------         ------          -----          -----         ------        -----

Fed Funds                             7,181              0              0              0              0          7,181
Loans (1)                             2,357          4,153          6,730          2,626              0         15,866
Canadian Investments                      0              0              0              0              0              0
Securities Available for Sale         1,042              0              3            850              0          1,895
Securities held for Sale                  0              0              0              0              0              0
Loans held for Sale                  20,883              0              0              0              0         20,883
Matured Loans                           509              0              0              0              0            509
Variable Rate Loans                   9,635              0              0              0              0          9,635
Other Assets                              0          1,674              0          3,336              0          5,010
Fixed Assets                              0              0              0          1,929              0          1,929
Cash and Due from Banks                   0            249              0          1,562              0          1,811
Overdrafts                              146              0              0              0              0            146
Non-Accrual Loans                         0              0              0            432              0            432
Discount FHA Title 1                      0              0              0              0              0              0
Valuation Adjustment                      0              0              0              0              0              0
                                    -------        -------        -------        -------        -------        -------
  TOTAL ASSETS                       41,753          6,076          6,733         10,735              0         65,297

       LIABILITIES

CD's over $100,000                    5,739          9,025            866              0              0         15,630
CD's under $100,000                   1,609          7,803          2,979             55              0         12,446
MMDA                                 12,823              0              0              0              0         12,823
NOW                                   3,250              0              0              0              0          3,250
Demand                                    0             72              0          2,521              0          2,593
Savings                                   0            128              0              0              0            128
Canadian Savings                          0             28              0              0              0             28
Other Liabilities                         0         14,504              0            363              0         14,867
Borrowings                                0              0              0              0              0              0
Equity                                    0              0              0          3,532              0          3,532
                                    -------        -------        -------        -------        -------        -------
  TOTAL LIABILITIES                  23,421         31,560          3,845          6,471              0         65,297


       GAP                           18,332        (25,484)         2,888          4,264              0


       CUMULATIVE
       GAP                           18,332         (7,152)        (4,264)             0              0

       GAP
       PERCENTAGE                    28.07%         -10.95%         -6.53%         0.00%          0.00%

 Notes:
(1) Net of bad debt reserves.

     PART II OTHER INFORMATION

Item 1. Legal Proceedings

     There are no material pending legal proceedings to which the Company or any of its subsidiaries is party or to which any of their properties are subject.

Item 5. Other information

     Parent Company Financial Information

          Certain condensed financial information with respect to University Bancorp, Inc. follows:

                    UNIVERSITY BANCORP, INC. (The Parent)                     25
                            Condensed Balance Sheets
                       March 31, 1998 and December 31,1997
                                   (Unaudited)



                                                               March 31,                   December 31,
                                                                 1998                         1997
                                                              ----------                   -----------
ASSETS
Cash and cash equivalents                                     $   60,496                    $   41,676
Securities available for sale                                        168                        81,504
Michigan BIDCO senior debentures                                 200,631                       200,916
Investment in subsidiary Bank                                  4,084,353                     3,958,927
Other Assets                                                     960,004                       879,328
                                                              ----------                    ----------
  Total Assets                                                $5,305,652                    $5,162,351
                                                              ==========                    ==========



LIABILITIES AND SHAREHOLDERS' EQUITY
Note payable                                                  $  922,688                     $ 922,688
Accounts payable and other liabilities                           851,207                       841,219
                                                              ----------                    ----------
Total Liabilities                                              1,773,895                     1,763,907
Stockholders Equity                                            3,531,757                     3,398,444
                                                              ----------                    ----------
 Total Liabilities and Stockholders Equity                    $5,305,652                    $5,162,351
                                                              ==========                    ==========

                  UNIVERSITY BANCORP, INC. AND SUBSIDIARIES                  26
           Condensed Statements of Operations and Comprehensive Income
             For the Three Month Periods Ended March 31, 1998, 1997
                                   (Unaudited)


                                                                    1998                          1997
                                                                 ---------                     ---------
Income:
   Dividends from subsidiary                                            --                     $      --
   Securities Gain                                                  66,660                        26,066
   Other                                                         $    (100)                        1,572
                                                                 ---------                     ---------
               Total Income                                         66,560                        27,638
Expense:
   Interest                                                         20,898                        23,408
   Public Listing Expense                                            7,906                         2,453
   Benefits                                                         54,695                            --
   Legal/Accounting                                                  2,548                        15,678
   Other                                                             1,408                        17,960
                                                                 ---------                     ---------
               Total Expense                                        87,455                        59,499

Income (loss) before federal income taxes
    (benefit) and equity in undistributed
    net income (loss) of subsidiaries                              (20,895)                      (31,861)
Federal income taxes (benefit)                                           0                        (8,800)
                                                                 ---------                     ---------
Income (loss) before equity in
     undistributed net income of subsidiaries                      (20,895)                      (23,061)
Equity in undistributed net income (loss)
     of subsidiaries                                               127,655                       147,695
                                                                 ---------                     ---------
Net Income                                                       $ 106,760                     $ 124,634
                                                                 =========                     =========

Comprehensive Income                                             $  79,870                     $ 129,495
                                                                 =========                     =========

Net Income per Common Share
      Basic                                                      $    0.05                     $    0.07
                                                                 =========                     =========

      Diluted                                                    $    0.05                     $    0.07
                                                                 =========                     =========

                    UNIVERSITY BANCORP, INC. (The Parent)                    27
                        Condensed Statement of Cash Flows
            For the Three Month Periods Ended March 31, 1998 and 1997



                                                                                       1998                      1997
                                                                                     ---------                ---------
 Reconciliation of net income (loss) to net cash used in operating activities:

     Net Income (Loss)                                                               $ 106,760                $ 124,634
   Loss(gain) on sale of investments                                                   (66,660)                 (23,066)
     Decrease/(increase) in receivable from affiliate                                   21,215                        0
     Decrease/(increase) in Other Assets                                              (101,890)                  (4,191)
     Increase(Decrease) in interest payable                                             13,328                    4,896
     Increase(Decrease) in other liabilities                                             7,008                   26,385
     Decrease(Increase) investment in subsidiaries                                    (125,141)                (147,411)
                                                                                     ---------                ---------
       Net cash provided by (used in) operating activities                            (145,380)                 (18,753)
                                                                                     ---------                ---------

 Cash flow from investing activities:
   Subsidiary dividends received                                                             0                        0
   Contributions of capital to subsidiary                                                    0                        0
   Advances to Michigan BIDCO                                                                0                        0
   Purchase of available for sale securities                                                 0                  (53,309)
   Proceeds from sale of available for sale securities                                 110,755                   71,070
                                                                                     ---------                ---------
       Net cash provided by (used in) investing activities                             110,755                   17,761
                                                                                     ---------                ---------

 Cash flow from financing activities:
   Principal payment on notes payable                                                        0                  (12,500)
   Proceeds from sale of common stock                                                   53,445                  135,000
   Purchase of treasury stock                                                                0                        0
                                                                                     ---------                ---------
       Net cash provided by (used in) financing activities                              53,445                  122,500
                                                                                     ---------                ---------

     Net changes in cash and cash equivalents                                           18,820                  121,508

 Cash and cash equivalents:
   Beginning of year                                                                    41,676                   41,113
                                                                                     ---------                ---------

   End of period                                                                     $  60,496                $ 162,621
                                                                                     =========                =========

Supplemental disclosure of cash flow information:
 Cash paid during the year for:
   Interest                                                                          $  11,532                $   9,331

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits.

          11.  Computation of Per Share Earnings.

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

                                                   UNIVERSITY BANCORP, INC.

Date:    May 14, 1998                              /s/ Donald F. Rositano
                                                   -------------------------
                                                   Donald F. Rositano
                                                   Chief Financial Officer
                                                   (On behalf of the registrant
                                                   and as
                                                   Principal Financial Officer)

        Exhibit Index
        -------------                                      Sequentially
                                                           Numbered
                                                           Page
                                                           ------------


11.     Computation of per share earnings

27.     Financial Data Schedule