Form 10-Q
period 1998-06-30
UNIVERSITY BANCORP INC /DE/
filed 1998-08-14
CIK 811211

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

    (Mark One)

           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

           For the quarterly period ended June 30, 1998

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

           Yes     X          No
               ---------            ---------

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock, $0.010 par value             Outstanding at August 6, 1998
                                                         1,979,142 shares


                               page 1 of 33 pages
                 Exhibit index on sequentially numbered page 31

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                    PAGE
               PART I - Financial Information

               Item 1.       Financial Statements
                             Consolidated Balance Sheets                                              3
                             Consolidated Statements of Operations                                    5
                             Consolidated Statements of Cash Flows                                    7
                             Notes to the Consolidated Financial
                                  Statements                                                          8

               Item 2.       Management's Discussion and Analysis of
                             Financial Condition and Results of Operations                            9

                             Summary                                                                 10
                             Results of Operations                                                   11
                             Liquidity and Capital Resources                                         22

               Item 3.       Quantitative and Qualitative Disclosure about Market Risk               24

               PART II - Other Information


                             Item 1. Legal Proceedings                                               26
                             Item 2. Changes in Securities                                           26
                             Item 5. Other Information                                               26
                                      Parent Company Condensed
                                               Financial Information                                 27
                             Item 6. Exhibits & Reports on Form 8-K                                  30

               Signature                                                                             30

               Exhibit Index                                                                         31



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

Part 1. - Financial Information
Item 1.- Financial Statements



                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                       June 30, 1998 and December 31,1997
                                   (Unaudited)


                                                                          June 30,               December 31,
ASSETS                                                                      1998                     1997
                                                                     -------------------      -------------------

Cash and due from banks                                            $          2,014,048     $          2,062,307
Federal funds sold                                                            5,438,572                  314,652
                                                                   --------------------     --------------------
     Total cash and cash equivalents                                          7,452,620                2,376,959

Securities available for sale at market                                       1,850,358                1,980,327

Loans held for sale                                                          14,054,222               18,156,671

Loans                                                                        25,371,338               28,236,183
Allowance for Loan Loss                                                        (347,187)                (520,953)
                                                                   --------------------     --------------------
     Loans, net                                                              25,024,151               27,715,230

Premises and equipment                                                        1,650,062                1,955,919
Mortgage servicing rights                                                     1,206,806                1,430,190
Investment in and advances to
    Michigan BIDCO                                                              893,587                  742,669
Other real estate owned                                                         714,361                  433,003
Other assets                                                                  2,276,265                2,737,815
                                                                   --------------------     --------------------
      Total other assets                                                      6,741,082                7,299,596
                                                                   --------------------     --------------------
      TOTAL ASSETS                                                 $         55,122,433     $         57,528,783
                                                                   ====================     ====================












                                   -Continued-

                   UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                       June 30, 1998 and December 31,1997
                                   (Unaudited)

                                                                          June 30,               December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                        1998                     1997
                                                                     -------------------      -------------------
Liabilities
Deposits:
  Demand - non interest bearing                                    $          2,140,718     $          2,458,211
  Demand - interest bearing                                                  16,054,489               19,120,122
  Savings                                                                       149,939                  143,604
  Time                                                                       23,002,170               23,545,234
                                                                     -------------------      -------------------
     Total Deposits                                                          41,347,317               45,267,171

FHLB advances                                                                         0                        0
Mortgage escrow                                                                 241,055                   86,686
Short term borrowings                                                                 0                2,744,188
Long term borrowings                                                          1,579,435                1,749,070
Deferred noncompete income                                                       49,570                   67,072
Other liabilities                                                             8,166,370                4,015,003

Minority Interest                                                               201,072                  201,149

Stockholders' equity:
  Preferred Stock, $0.001 par value;
   Authorized - 500,000 shares;
    Issued -  0 shares in both 1997 and 1996                                          -                        -
  Common stock, $0.01 par value;
   Authorized - 5,000,000 shares;
    Issued - 1,979,142 shares in 1998
    and 1,984,396 shares in 1997                                                 13,919                   13,919
  Treasury Stock - 124,863 shares in 1998
    and 103,465 in 1997                                                        (324,163)                (302,446)
  Additional Paid-in-Capital                                                  3,546,599                3,493,154
  Retained earnings                                                             312,722                  181,549
  Net unrealized gain/(loss) on securities
   available for sale, net of tax
   of $6,320 in 1997, and
   ($5,731) in 1998.                                                            (11,462)                  12,268
                                                                     -------------------      -------------------

     Total Stockholders' equity                                               3,537,614                3,398,444
                                                                     -------------------      -------------------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                                        $         55,122,433     $         57,528,783
                                                                     ===================      ===================

                   UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
         Consolidated Statements of Operations and Comprehensive Income
                    For the Periods Ended June 30, 1998, 1997
                                   (Unaudited)


                                                    For the Three Month                             For the Six Month
                                                        Period Ended                                  Period Ended
                                                 1998                  1997                     1998                  1997
                                          -------------------    ------------------      -------------------    -----------------

Interest income:
  Interest and fees on loans              $          935,754   $         1,071,185       $        1,964,103   $        2,031,354
  Interest on securities:
   U.S. Government agencies                           15,182                90,178                   30,214              184,772
   Other securities                                   16,922                20,793                   33,657               41,362
  Interest on bank deposits                              581                 8,155                    1,020               15,762
  Interest on federal funds                           41,762                76,515                   69,419              140,662
                                          ------------------   -------------------       ------------------   ------------------
     Total interest income                         1,010,199             1,266,826                2,098,414            2,413,912
                                          ------------------   -------------------       ------------------   ------------------

Interest expense:
  Interest on deposits:
   Demand deposits                                   179,959               251,197                  380,977              480,760
   Savings deposits                                      959                 4,266                    1,871               10,703
   Time certificates of deposit                      385,649               425,857                  766,167              813,783
  Bank and other short term borrowings                28,284               163,037                   60,563              324,523
  Long Term Notes Payable                             22,046                     0                   42,944                    0
                                          ------------------   -------------------       ------------------   ------------------
     Total interest expense                          616,896               844,357                1,252,522            1,629,769
                                          ------------------   -------------------       ------------------   ------------------

     Net interest income                             393,303               422,469                  845,891              784,143

Provision for loan losses                             15,000               216,500                   37,500              239,000
                                          ------------------   -------------------       ------------------   ------------------

     Net interest income after
       provision for loan losses                     378,303               205,969                  808,391              545,143
                                          ------------------   -------------------       ------------------   ------------------

Other income:
  Net security gains                                   5,897                30,066                   72,557                7,715
  Service charges and fees                            12,582                 1,465                   21,000                5,849
  Mortgage banking income                          1,098,707             1,225,690                2,224,943            2,672,048
  Profit(loss) from equity investment in
    Michigan BIDCO                                   119,924                38,704                  160,489               43,522
  Other                                              129,124                23,378                  159,158              100,775
                                          ------------------   -------------------       ------------------   ------------------
     Total other income                            1,366,236             1,319,303                2,638,148            2,829,909
                                          ------------------   -------------------       ------------------   ------------------


                                   -Continued-

                   UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (continued)
                    For the Periods Ended June 30, 1998, 1997
                                   (Unaudited)


                                                     For the Three Month                             For the Six Month
                                                         Period Ended                                  Period Ended
                                                  1998                  1997                     1998                  1997
                                           -------------------    ------------------      -------------------    -----------------
  Salaries and wages                       $        1,016,869     $       1,220,413                1,882,842   $        2,074,035
  Employee benefits                                   129,110               158,921                  310,648              272,919
  Occupancy, net                                       67,249                96,482                  178,798              200,281
  Taxes other than income                              37,376                 8,580                   21,796               15,393
  Data processing and equipment expense                64,102                99,736                  140,265              195,309
  Correspondent bank service charges                    8,146                 4,664                   13,264               14,014
  Advertising                                          24,310                27,217                   48,502               63,290
  Net expense of other real estate owned               29,908                (2,570)                  31,070               (6,360)
  Legal and audit expense                              93,777                45,343                  176,731              113,471
  Other operating expenses                            286,434               419,969                  587,339              807,631
                                           ------------------     -----------------       ------------------   ------------------
     Total other expenses                           1,757,281             2,078,755                3,391,255            3,749,983
                                           ------------------     -----------------       ------------------   ------------------

Income (Loss) before income taxes                     (12,742)             (553,483)                  55,284             (374,931)
                                           ------------------     -----------------       ------------------   ------------------

Income taxes (benefit)                                (37,156)             (226,970)                 (75,889)            (173,052)
                                           ------------------     -----------------       ------------------   ------------------

     Net Income (Loss)                     $           24,413     $        (326,513)                 131,173   $         (201,879)
                                           ==================     =================       ==================   ==================

     Comprehensive Income (Loss)           $           27,573     $        (305,257)                 107,443   $         (171,654)
                                           ==================     =================       ==================   ==================

Net Income (loss) per common share
Basic                                      $             0.01     $           (0.17)                    0.07   $            (0.11)
                                           ==================     =================       ==================   ==================

Diluted                                    $             0.01     $      NA                             0.07   $        NA
                                           ==================     =================       ==================   ==================

Weighted average shares outstanding
Basic                                               1,983,101             1,897,395                1,983,836            1,869,126
                                           ==================     =================       ==================   ==================

Diluted                                             1,987,275            NA                        1,987,675            NA
                                           ==================     =================       ==================   ==================

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
             For the six-month periods ended June 30, 1998 and 1997
                                   (Unaudited)



                                                                                          1998                      1997
                                                                                 ---------------------      ------------------
Cash flow from operating activities:
Net income (loss)                                                             $            131,173       $          (201,879)
Adjustments to reconcile net loss to net cash from Operating Activities:
    Depreciation and amortization                                                          292,031                   201,559
    Provision for loan loss                                                                 37,500                   239,000
    Mortgage loans originated for sale                                                (325,194,338)             (162,322,413)
    Proceeds from sale of loans and mortgage backed trading securities                 330,754,470               187,959,745
    Net loss/(gain) on loan sales and securitization                                    (1,457,583)               (1,756,153)
    Market adjustment on loans held for sale                                                  (100)                   23,061
    Net amortization/accretion on securities                                                 5,099                     9,198
    Loss/(Gain) on sale of securities available for sale                                   (72,557)                   (7,715)
    Gain on Sale of Saline Office                                                           99,903                         -
    Change in:
      Investment in Michigan BIDCO, Inc.                                                  (150,918)                  (42,268)
      Purchased Mortgage Servicing Rights                                                        -                  (116,236)
      Other real estate                                                                   (281,358)                 (331,491)
      Increase in other assets                                                             461,550                  (843,524)
      Increase/(Decrease) in other liabilities                                           4,146,801                   193,597
                                                                              --------------------       -------------------
       Net cash from (used in) operating activities                           $          8,771,673       $        23,004,481
                                                                              --------------------       -------------------

    Cash flow from investing activities:
      Purchase of securities available for sale                                                  -                (1,890,921)
      Proceeds from sales of securities available for sale                                 110,856                 5,879,886
      Proceeds from maturities and paydowns of securites available for sale                 49,825                   313,142
      Loans granted net of repayments                                                    2,653,579                (7,522,159)
      Sale of Saline Office                                                                189,480                         -
      Premises and equipment expenditures                                                  (52,173)                 (185,238)
                                                                              --------------------       -------------------
       Net cash from (used in) investing activities                                      2,951,567                (3,405,290)
                                                                              --------------------       -------------------

    Cash flow used in financing activities:
      Net increase (decrease) in deposits                                               (3,919,854)               (1,246,565)
      Net increase(decrease) in mortgage escrow accounts                                   154,369                  (376,826)
      Net increase (decrease) in other short term borrowings                            (2,744,188)              (14,677,048)
      Principal payment on notes payable                                                  (169,635)                  (25,000)
      Issuance of common stock                                                              31,729                   549,013
                                                                              --------------------       -------------------
       Net cash from financing activities                                               (6,647,579)              (15,776,426)
                                                                              --------------------       -------------------

          Net change in cash and cash equivalents                                        5,075,661                 3,822,765
   Cash and cash equivalents:
     Beginning of period                                                                 2,376,959                12,550,812
                                                                              --------------------       -------------------
     End of period                                                            $          7,452,620       $        16,373,577
                                                                              ====================       ===================

    Supplemental disclosure of cash flow information:

    Cash paid for interest expense                                            $          1,193,516       $         1,879,692


         UNIVERSITY BANCORP, INC. AND SUBSIDIARIES                             8
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

(2) Available-for-sale Securities

         The Bank's available-for-sale securities portfolio at June 30, 1998 had a net unrealized loss of approximately $17,000 as compared with a net unrealized loss of approximately $22,000 and $19,000 at March 31, 1998 and December 31, 1997. The securities portfolio continues to shrink to provide for increased loan demand.

Securities available for sale

                                              June 30, 1998
                        --------------------------------------------------------
                                                        Gross          Estimated
                                     Amortized        Unrealized           Fair
(in thousands)                            Cost     Gains      Losses       Value
--------------------------------------------------------------------------------

U.S. agency mortgage-backed             $  508        $ 5     $ --      $  513
Other agency mortgage-backed               512         --      (22)        490
Other mortgage-backed                       --         --       --          --
U.S. agency equity                         848         --       --         848
Other equity                                --         --       --          --

--------------------------------------------------------------------------------
Total investment securities
available for sale                      $1,868        $ 5     $(22)     $1,851
                                        ======        ===     ====      ======

Securities available-for-sale (continued)                                      9

                                              March 31, 1998
                        --------------------------------------------------------
                                                        Gross          Estimated
                                     Amortized        Unrealized           Fair
(in thousands)                            Cost     Gains      Losses       Value
--------------------------------------------------------------------------------
U.S. agency mortgage-backed            $   508      $  7        $ --     $  515
Other agency mortgage-backed               539        --         (29)       510
Other mortgage-backed                       --        --          --         --
U.S. agency equity                         848        --          --        848
Other equity                                --        --          --         --
-------------------------------------------------------------------------------
Total investment securities
  available for sale                   $1,895       $ 7         $(29)    $1,873
                                       ======       ===         ====     ======



                                              December 31, 1997
                           -----------------------------------------------------
                                                        Gross          Estimated
                                     Amortized        Unrealized           Fair
(in thousands)                            Cost     Gains      Losses       Value
--------------------------------------------------------------------------------

U.S. agency mortgage-backed             $  509     $  9         $ --    $  518
Other agency mortgage-backed               561       --          (28)      533
U.S. agency equity                         848       --           --       848
Other equity                                44       37           --        81
--------------------------------------------------------------------------------
Total securities
  available for sale                    $1,962     $ 46         $(28)   $1,980
                                        ======     ====         ====    ======


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

SUMMARY

         For the six months ended June 30, 1998, net income of $131,173 was realized versus a net loss of $201,879 in the same period in 1997. Net interest income increased to $845,891 in the 1998 period from $784,143 in the 1997 period, and other income was $2,638,148 in the 1998 period versus $2,829,909 in the 1997 period. Operating expenses decreased to $3,391,255 in the 1998 period from $3,749,983 in the 1997 period. Basic and diluted net income per share in the six months ended June 30, 1998 was $0.07 and $0.07, compared to basic net loss per share of $0.11 for the six months ended June 30, 1997.
         For the three months ended June 30, 1998, net income of $24,413 was realized versus a net loss of $326,513 in the same period of 1997. Net interest income decreased to $393,303 in the 1998 period from $422,469 in the 1997 period, and other income was $1,366,236 in the 1998 period versus $1,319,303 in the 1997 period. Other operating expense decreased to $1,757,281 in the 1998 period from $2,078,755 in the 1997 period. Decreased operating expenses at the Bank in the 1998 period combined with increased profitability at Varsity Mortgage was responsible for the increase in net income during the period.
         The net income in the 1998 periods was primarily the result of a management change at the Bank which occurred in mid-November 1997. At the Bank itself, total other expenses were $900,000 lower in the first half of 1998 than in the 1997 period, on an annualized basis. Profitability was also assisted by income and continued growth at the Bank's mortgage banking subsidiary, Varsity Mortgage, and a profit at Michigan BIDCO.
         Profitability at the Bank in the first half of 1998 was restrained by higher amortization of mortgage servicing rights ($144,800 in the 1998 period) due to lower long term mortgage interest rates, losses realized upon the sale of previously foreclosed residential real estate ($30,887 in the 1998 period), and legal expense associated with a suit the Bank brought against the RTC. Conversely, results of the Bank in the first half of 1997 were assisted by the realization of a $395,356 gain on the sale of some residential mortgage loans purchased in 1995 from the RTC. 1997 results were also negatively impacted by a $239,000 provision for allowance for loan losses.
         During the first half of the year, Michigan BIDCO was able to realize capital gains on the disposition of several of its portfolio investments, and had a 42% annualized return on equity, which is unlikely to be repeated in the second half of 1998.
         The results of Midwest Loan Services during the 1998 period were negatively impacted by higher amortization of its own portfolio of mortgage servicing rights ($78,545 in the 1998 period) due to lower long term mortgage interest rates.

         The following table summarizes the pre-tax income of each profit center of the Company for the six months ended (in thousands):

         PRE-TAX INCOME (LOSS) SUMMARY            1998          1997

         Banking
              Community & mortgage banking       $(349)         (500)
              Midwest Loan Services                  0            37
              Varsity Mortgage & Varsity Funding   295           148
         Equity in the earnings of Michigan BIDCO  152            44
         Corporate Office                         ( 43)         (104)
                                                  ----          ----
         Total                                   $  55         $(375)


RESULTS OF OPERATIONS

Net Interest Income

         Net interest income decreased from $422,469 for the three months ended June 30, 1997 to $393,303 for the three months ended June 30, 1998. Net interest income fell from the year ago period because of a decrease in the average yield of mortgage loans held for sale (as a result of a restructuring of the Bank's agreement with the management of Varsity Mortgage) which more than offset a decrease in the percentage cost of interest bearing liabilities, and the average balance of total interest bearing liabilities. The yield on interest earning assets decreased to 8.23% in the 1998 period from 9.73% in the 1997 period. The cost of interest bearing liabilities decreased from 5.89% in the 1997 period to 5.64% in the 1998 period, causing net interest income as a percentage of total earning assets to increase to 3.26% from 3.20% in the 1997 period.
         For the six month period ended June 30, 1998, net interest income increased to $845,891 from $784,143 in the 1997 period. The yield on interest earning assets decreased from 9.43% in the 1997 period to 8.57% in the 1997 period. The cost of interest bearing liabilities decreased from 5.90% in the 1997 period to 5.69% in 1998 period, resulting in an increase in net interest income as a percent of total average earning assets from 3.09% to 3.46%.

Interest income

         Interest income decreased to $1,010,199 in the quarter ended June 30, 1998 from $1,266,826 in the quarter ended June 30, 1997. The average volume of interest earning assets decreased from $52,054,913 in the 1997 period to $49,221,909 in the 1997 period, an decrease of 5.4%. The decreased volume of earning assets was due to a 54.9% decline in investment securities, which more than offset a 7.9% increase in loans. Interest income decreased as a result of an decrease in earning assets and the yield on earning assets. The overall yield on earning assets decreased from 9.73% to 8.23%, as more earning assets were invested in loans, and the yield on real estate mortgages held for sale decreased due to a restructuring of the Varsity Mortgage agreement in mid-1997.

         Interest income decreased in the six months ended June 30, 1998 to $2,098,414 from $2,413,912 in the six months ended June 30, 1997. The average volume of interest earning assets decreased to $49,350,711 in the 1998 period from $51,221,509 in the 1997 period, a decrease of 3.7%. The decrease in interest income was attributable to the decrease in the volume of earning assets and a decrease in the average yield on earning assets. The overall yield on earning assets decreased to 8.57% from 9.43%, as more earning assets were invested in loans, and the yield on real estate mortgages held for sale decreased due to a restructuring of the Varsity Mortgage agreement in mid-1997.
         The average volume of investment securities in the three months ended June 30, 1998 decreased 54.9% over the same periods in 1997, as the Bank's portfolio, which consists of adjustable rate agency backed mortgage securities, was liquidated and the funds used to repay higher cost wholesale borrowings. In the six month period, the average volume of securities and investments decreased 63.0% over the same period in 1997, as the Bank sold investment securities to repay higher cost wholesale borrowings. The yield on the securities portfolio decreased to 6.84% in the three month period ended June 30, 1998 from 8.49% in the 1997 period. The yield on the securities portfolio decreased to 6.79% in the six month period ended June 30, 1998 from 7.05% in the 1997 period. The decrease in yields in both periods was the result of a higher amortization rate on the portfolio's mortgage-backed securities as a result of higher prepayment activity due to lower long term interest rates.

Interest Expense

         Interest expense decreased from $844,357 in the three months ended June 30, 1998 to $616,896 in the 1997 period. The decrease was due to a decrease in interest bearing liabilities as a result of a decrease in wholesale funds and borrowings, and to a lesser extent, the discontinuation of the Canadian Dollar savings accounts, a decrease in money market deposit accounts, and a decrease in the cost of funds. The cost of funds decreased from 5.89% in the 1997 period to 5.64% in the 1998 period. The decrease in rates was due to a relative increase in retail deposits versus wholesale deposits. The average volume of interest bearing liabilities decreased 23.3% in the 1998 period versus the 1997 period.
         In the six month periods ending June 30, 1998 and 1997, interest expense decreased from $1,629,769 in 1997 to $1,252,522 in the 1998 period. The decrease was due to the same factors as in the three months periods discussed above. The cost of funds decreased from 5.90% in the 1997 period to 5.69% in the 1998 period. The average volume of interest bearing liabilities decreased 20.3% in the 1998 period versus the 1997 period.


                                                                  Three Months Ended June 30,
                                              --------------------------------------------------------------- -----------

                                                                            1998                                  1997
                                              --------------------------------------------------------------- -----------


                                                                           Interest            Average
                                                      Average               Income/             Yield/           Average
                                                      Balance               Expense              Rate            Balance
  ASSETS
  Interest Earning Assets:
       Short Term Investments:
            Interest Bearing Deposits         $        28,917            $      581              8.05%       $    672,605
            Federal Funds Sold                      3,093,405                41,761              5.41%          4,535,797

       Securities:
            Non-taxable (1)                                 -                     -                 -                   -
            Taxable                                 1,881,386                32,104              6.84%          5,875,726
                                                    ---------            ----------             -----        ------------
       Total Securities & S. T. Investments         5,003,708                74,445              5.97%         11,084,128
                                                    ---------            ----------             -----        ------------
       Loans:
            Commercial                             10,321,293               266,102             10.34%         12,821,639
            Real Estate Mortgage                   29,161,304               552,377              7.60%         23,567,143
            Installment/Consumer                    4,735,604               117,275              9.93%          4,582,003
                                                    ---------            ----------             -----        ------------

       Total Loans                                 44,218,201               935,754              8.49%         40,970,785
                                                   ----------            ----------             -----        ------------

  Total Interest Bearing Assets                    49,221,909             1,010,199              8.23%         52,054,913
                                                   ----------            ----------             -----        ------------
  Less allowance for possible
     loan losses & deferred fees                     (493,190)                                                   (333,842)
                                                     --------                                                ------------

                                                   48,728,719                                                  51,721,071

  Mortgage servicing rights                         1,280,697                                                   2,412,980
  Non earning assets                                8,514,488                                                   6,553,457
                                                    ---------                                                ------------

       Total Assets                           $    58,523,903                                                $ 60,687,508
                                              ===============                                                ============


  LIABILITIES
  Interest Bearing Liabilities:
       Deposit Accounts:
           Now/S-Now                          $     2,810,869            $   28,939              4.13%       $  2,978,844
           Savings                                    125,537                   786              2.51%            110,009
           Canadian Dollar Savings                     30,535                   172              2.26%            605,963
           Time                                    25,689,394               385,649              6.02%         26,752,691
           Borrowed Funds                           1,828,123                28,284              6.21%          8,791,209
        Money Market Accounts                      12,444,507               151,020              4.87%         16,951,616
        Holding Company Debt                          905,644                22,046              9.76%            940,000
                                                      -------            ----------             -----        ------------
                 Total interest bearing
                  liabilities                 $    43,834,608               616,896              5.64%       $ 57,130,332
                                              ===============            ==========             =====        ============

  Net interest income                                                    $  393,303
                                                                         ==========

  Weighted average rate spread                                                                   2.59%
                                                                                                =====

  Net yield on average earning
    assets                                                                                       3.20%


                                               Three Months Ended June 30,
                                              -----------------------------

                                                          1997
                                              -----------------------------

                                               Interest            Average
                                                Income/             Yield/
                                                Expense              Rate
  ASSETS
  Interest Earning Assets:
       Short Term Investments:
            Interest Bearing Deposits         $    8,155              4.85%
            Federal Funds Sold                    62,823              5.54%

       Securities:
            Non-taxable (1)                            -                 -
            Taxable                              124,663              8.49%
                                                 -------             -----
       Total Securities & S. T. Investments      195,641              7.06%
                                                 -------             -----
       Loans:
            Commercial                           267,756              8.35%
            Real Estate Mortgage                 688,784             11.69%
            Installment/Consumer                 114,645             10.01%
                                                 -------             -----

       Total Loans                             1,071,185             10.46%
                                               ---------             -----

  Total Interest Bearing Assets                1,266,826              9.73%
                                               ---------             -----
  Less allowance for possible
     loan losses & deferred fees


  Mortgage servicing rights
  Non earning assets


       Total Assets

  LIABILITIES
  Interest Bearing Liabilities:
       Deposit Accounts:
           Now/S-Now                          $   36,167              4.87%
           Savings                                   690              2.52%
           Canadian Dollar Savings                 3,576              2.37%
           Time                                  425,857              6.38%
           Borrowed Funds                        139,710              6.37%
        Money Market Accounts                    215,030              5.09%
        Holding Company Debt                      23,327              9.95%
                                                  ------              ----
                 Total interest bearing
                  liabilities                    844,357              5.89%
                                                 =======              ====

  Net interest income                         $  422,469
                                               =========

  Weighted average rate spread                                        3.84%
                                                                      ====

  Net yield on average earning
    assets                                                            3.26%

(1)  Actual yields; not adjusted for tax-equivalent yields
(2) For purposes of computing average yields on the loan portfolio as presented in the above analysis, loans on non-accrual status are included in the average loan balances.


                                                                                   Six Months Ended June 30,
                                                        ----------------------------------------------------------------------------
                                                                                      1998                                 1997
                                                        ----------------------------------------------------------------------------
                                                                                    Interest            Average
                                                               Average               Income/             Yield/           Average
                                                               Balance               Expense              Rate            Balance

ASSETS
Interest Earning Assets:
     Short Term Investments:
          Interest Bearing Deposits                       $     28,551                 1,020              7.21%        $   669,191
          Federal Funds Sold                                 2,448,922                69,419              5.72%          4,736,243
     Securities:
          Non-taxable (1)                                            -                     -                 -                   -
          Taxable                                            1,896,315                63,872              6.79%          6,415,145
                                                          ------------          ------------             -----         -----------
     Total Securities & S. T. Investments                    4,373,788               134,311              6.19%         11,820,579
                                                          ------------          ------------             -----         -----------

Loans:
          Commercial                                        11,447,870               615,832             10.85%         11,876,210
          Real Estate Mortgage                              28,812,183             1,109,965              7.77%         23,321,137
          Installment/Consumer                               4,716,870               238,306             10.19%          4,203,583
                                                          ------------          ------------             -----         -----------
     Total Loans                                            44,976,923             1,964,103              8.81%         39,400,930
                                                          ------------          ------------             -----         -----------
Total Interest Bearing Assets                               49,350,711             2,098,414              8.57%         51,221,509
                                                          ------------          ------------             -----         -----------
Less allowance for possible
   loan losses & deferred fees                                (510,180)                                                   (273,879)
                                                          ------------                                                 -----------
                                                            48,840,531                                                  50,947,630
Mortgage servicing rights                                    1,333,518                                                   2,403,974
Non earning assets                                           7,853,130                                                   6,010,802
                                                          ------------                                                 -----------
     Total Assets                                         $ 58,027,179                                                 $59,362,406
                                                          ============                                                 ===========


LIABILITIES
Interest Bearing Liabilities:
     Deposit Accounts:
         Now/S-Now                                        $  2,700,019          $     62,258              4.65%        $ 2,820,842
         Savings                                               119,568                 1,490              2.51%            111,064
         Canadian Dollar Savings                                34,704                   381              2.21%            783,683
         Time                                               25,558,611               766,167              6.05%         26,044,926
         Borrowed Funds                                      1,903,090                60,563              6.42%          8,959,182
      Money Market Accounts                                 13,158,365               318,719              4.88%         16,050,196
      Holding Company Debt                                     914,118                42,944              9.47%            937,500
                                                          ------------          ------------             -----         -----------
             Total interest bearing
                liabilities                               $ 44,388,475             1,252,522              5.69%        $55,707,393
                                                          ============          ------------             =====         ===========
Net interest income                                                             $    845,891
Weighted average rate spread                                                    ============              2.88%
Net yield on average earning                                                                             =====
  assets                                                                                                  3.46%


                                                               Six Months Ended June 30,
                                                             -----------------------------
                                                                         1997
                                                             -----------------------------
                                                              Interest           Average
                                                               Income/            Yield/
                                                               Expense             Rate

ASSETS
Interest Earning Assets:
     Short Term Investments:
          Interest Bearing Deposits                              15,762              4.71%
          Federal Funds Sold                                    140,662              5.94%
     Securities:
          Non-taxable (1)                                             -                 -
          Taxable                                               226,134              7.05%
                                                             ----------             -----
     Total Securities & S. T. Investments                       382,558              6.47%
                                                             ----------             -----

Loans:
          Commercial                                            530,920              8.94%
          Real Estate Mortgage                                1,291,963             11.08%
          Installment/Consumer                                  208,471              9.92%
                                                             ----------             -----
     Total Loans                                              2,031,354             10.31%
                                                             ----------             -----
Total Interest Bearing Assets                                 2,413,912              9.43%
                                                             ----------             -----
Less allowance for possible
   loan losses & deferred fees


Mortgage servicing rights
Non earning assets

     Total Assets



LIABILITIES
Interest Bearing Liabilities:
     Deposit Accounts:
         Now/S-Now                                               68,643              4.91%
         Savings                                                  1,384              2.51%
         Canadian Dollar Savings                                  9,319              2.40%
         Time                                                   813,783              6.30%
         Borrowed Funds                                         277,788              6.25%
      Money Market Accounts                                     412,117              5.18%
      Holding Company Debt                                       46,735             10.05%
                                                             ----------             ------
             Total interest bearing
                liabilities                                   1,629,769              5.90%
                                                             ----------             ------
Net interest income                                          $  784,143
                                                             ==========
Weighted average rate spread                                                         3.58%
Net yield on average earning                                                        =====
  assets                                                                             3.09%


(1)  Actual yields; not adjusted for tax-equivalent yields
(2) For purposes of computing average yields on the loan portfolio as presented in the above analysis, loans on non-accrual status are included in the average loan balances.

                                                                              15
                       MONTHLY AVERAGE BALANCE SHEET AND
                            INTEREST MARGIN ANALYSIS

         The following tables summarize monthly average balances, revenues from earning assets, expenses of interest bearing liabilities, their associated yield or cost and the net return on earning assets for the three and six months ended June 30, 1998 and 1997.

Allowance for Loan Losses

         The monthly allowance for loan loss remained at a rate of $7,500 in the second quarter of 1998, although the May monthly allowance was not accrued by management as a result of favorable trends in the non-performing loans, the loans closely monitored by management and the overall loan portfolio of the Bank.


                                  Three Months Ended         Six Months Ended
                                       June 30,                 June 30,
                                  1998         1997         1998         1997
                               -------------------------------------------------

Allowance for loan losses      $  15,000    $ 216,500    $  37,500    $ 239,000
Loan charge-offs                (219,472)     (16,731)    (225,028)     (17,772)
Recoveries                         4,354       19,427       13,761       23,045
                               ---------    ---------    ---------    ---------
Net increase (decrease)
  in allowance                 ($200,118)   $ 219,196    $(173,767)   $ 244,273
                               =========    =========    =========    =========


                                    At                At               At
                                 June 30,          March 31,      December 31,
                                   1998              1998             1997
                               -------------------------------------------------
Total loans (1)                $25,371,449       $27,137,300      $28,236,184
Reserve for loan losses            347,187           547,304          520,953
Reserve/Loans, % (1)                 1.37%             2.02%            1.84%



(1) Excludes loans held for sale.

         Economic conditions in the Bank's primary market area in Ann Arbor were strong in the period. The Sault Ste. Marie and Newberry areas appear not to be growing. Less than 5.5% of the Bank's loans now relate to credits located in the Upper Peninsula of Michigan.
         Management believes that the current reserve level and the ongoing reserve for loan losses is adequate to absorb losses inherent in the loan portfolio, although the ultimate adequacy of the reserve is dependent upon future economic factors beyond the Company's control. A downturn in the general nationwide economy will tend to aggravate, for example, the problems of local loan customers currently facing some difficulties, and could decrease residential home prices. A general nationwide business expansion could conversely tend to diminish the severity of any such difficulties. Since most of the Bank's non-performing assets relate to homes, the future value of homes in the Bank's primary market area, and to a lesser extent in other areas nationwide where the non-performing assets are located, will also be a major factor in determining the ultimate adequacy of the reserve.
         The following schedule summarizes the Company's nonperforming loans for the periods indicated:


                                  At        At           At
                               June 30,  March 31,   December 31,
                                1998       1998         1997
                              -----------------------------------

Past due 90 days and over
and still accruing:
  Real estate                 118,350      45,140      233,697
  Installment                  29,260      55,531        5,556
  Commercial                   52,071      43,699      295,643
                              -------     -------      -------
    Subtotal                  199,681     144,370      534,896

Nonaccrual loans:
  Real estate                 343,808     397,381      532,821
  Installment                       -           -       44,409
  Commercial                        -      34,255        9,479
                              -------     -------      -------
    Subtotal                  343,808     431,636      586,709

Other real estate
 owned (2)                    714,361   1,002,903      433,003
       --                     -------   ---------      -------

Total                       1,257,850   1,578,909    1,554,608

As % of loans (1)               4.96%       5.82%        5.51%
Ratio of reserve for loan
  losses to all loans
  90 days and over              60.3%       95.0%        46.5%



(1) Excluding loans held for sale.

         Other real estate owned at June 30, 1998, March 31, 1998 and December 31, 1997 includes a commercial development site in Sault Ste. Marie, Michigan. Based upon its assessment of current market conditions, management believes the 16-acre site where a former loan office is located has a fair market value substantially more than its carrying cost of $266,079. This property is carried as other real estate owned in the Company's financial statements since it is surplus to the Bank's requirements. While it is management's goal to sell this site, there is no assurance that a sale will be consummated.
         With the exception of one commercial real estate building carried at $35,000 and sold subsequent to June 30, 1998, and an interest in a second commercial building carried at less than $3,000, all of the other real estate owned, other than the property mentioned above, consists of residential single family properties. The non-performing residential single family properties and loans mainly relate to single family residential loans originated for the secondary market which have become delinquent and are either under modification agreements to bring the loans current or in the process of foreclosure. Based upon management's review of appraisal information and current broker price opinions, management believes that the Bank is well secured with respect to these loans and the other real estate owned. Other real estate owned is carried at the lower of cost or fair value less estimated costs to sell. During the quarter ended June 30, 1998, the Bank accepted offers to sell nearly all of its remaining other real estate owned in the Upper Peninsula as part of an overall effort to wind-down the Bank's activities there, resulting in charge-offs of approximately $20,000. If the Bank is successful in winding up its loan servicing activities in the Upper Peninsula, the Bank may be able to reduce or offset all or a portfio of the operating expenses of its Newberry loan servicing office, which are currently approximately $70,000 per year.

Non-Interest Income

         Total non-interest income increased to $1,366,236 for the three months ended June 30, 1998 from $1,319,303 for the three months ended June 30, 1997. The increase was principally a result of an increase in profit from Michigan BIDCO and a gain on sale of surplus real estate, which offset a decrease in mortgage banking income. Mortgage banking income in the 1997 period was increased by the realization of a $395,356 gain on the sale of some residential mortgage loans purchased in 1995 from the RTC.
         Total non-interest income decreased from $2,829,909 for the six months ended June 30, 1997 to $2,638,148 for the six months ended June 30, 1998. The decrease was principally a result of the same factors which increased non-interest income as in the three month periods discussed above.

         Securities. Taking into account realized and unrealized gains and losses on the securities portfolio, during the first half of 1998, the yield on the Company's investment securities portfolio was 10.62%. During the three and six months ended June 30, 1998, there were no securities sales from the Bank's available-for-sale securities portfolio. During the three months ended June 30, 1998, the Company realized a $5,897 gain on a final liquidating distribution. In the six months ended June 30, 1998, gains of $72,557 were realized by the Company. Gross proceeds from these sales were $116,652.

         Mortgage Banking. Mortgage banking income decreased to $1,098,707 in the three months ended June 30, 1998 from $1,225,690 in the three months ended June 30, 1997. Increased income from mortgage banking activity from higher origination volume was more than offset by increased amortization of the Company's mortgage servicing rights portfolio as a result of increased refinancing activity due to lower long term interest rates.
         Mortgage banking income decreased to $2,224,943 in the six months ended June 30, 1998 from $2,672,048 in the six months ended June 30,

1997. The decrease in mortgage banking income during the 1998 period versus the 1997 period was principally a result of the same factors as in the three month periods discussed above. In addition, mortgage banking income in the 1997 period was increased by the realization of a $395,356 gain on the sale of some residential mortgage loans purchased in 1995 from the RTC.
         At June 30, 1998, the Bank and its subsidiaries owned the right to service $106,652,178 of FHLMC mortgages for others, of which approximately 60% was owned by Midwest Loan Services, and the remainder by the Bank. The following table summarizes the portfolio by type and mortgage note rate:

            Interest Rate Stratification of the Company's Servicing

($ in 000s)                                        FIXED RATE - BY MATURITY
                                              ----------------------------------
Mortgage Rate (%)                    ARMs     UNDER 10       10-25       OVER 25

9.00 and up                          267           --          215        1,740
8.50 - 8.99                        4,865           --          481        3,921
8.00 - 8.49                        4,814           --          940       12,733
7.50 - 7.99                        1,332           63        3,560       34,368
7.00 - 7.49                          668           --        7,213       16,351
6.50 - 6.99                           --          174        4,680        6,419
6.00 - 6.49                           --           --          885          964
under 6.00                            --           --           --           --
                                  ------       ------       ------       ------
                                  11,946          237       17,974       76,496

Current market
  interest rates                   6.50%        7.00%        7.00%        7.13%
Average annual
  servicing fee                    0.39%        0.28%        0.26%        0.26%

         Short term interest rates have been very stable for nearly twenty-nine months, a record in the post-war period. Long term interest rates fell to levels in the first quarter of 1998 which have prompted increased refinancing activity. As a result, the portfolio is experiencing increased refinancings and payoffs, which hurts income. In the three and six months ended June 30, 1998, $144,611 and $223,345, respectively, was charged to income to amortize the Company's servicing rights. Based on recent comparable sales and indications of market value from industry brokers, management believes that the current market value of the Bank's portfolio of mortgage servicing rights is slightly above cost. Market interest rate conditions can quickly affect the value of mortgage servicing rights in a positive or negative fashion, as long term interest rates rise and fall.

         At June 30, 1998, the Bank had outstanding purchase commitments to buy single family secondary market qualifying mortgage loans of $39,917,850 and outstanding forward commitments to deliver secondary mortgage qualifying loans of $27,873,300, substantially all of which commitments were for delivery within three months or less.

                      Servicing Rights Held by the Company


(amounts in $000s)            June 30,    March 31,        December 31,
                                1998        1998             1997
                              -----------------------------------------

Total servicing               106,652     116,795          124,719
Book value of servicing         1,207       1,351            1,430
Estimated market value
  of servicing:
  Management estimate (1)       1,237       1,354            1,440
  Discounted cash flow (2)      1,346       1,465            1,583
Estimated excess of market
  over book value (3)         139- 31     114-  3          153- 10



(1) Assumes a price based upon market transactions at June 30, 1998, March 31, 1998 and December 31, 1997 of 4.6x (4.6 times the servicing fee) for 30-year servicing, 3.5x for 15-year servicing, 1.9x for Balloon servicing and 2.0x for ARM servicing. Excess servicing is discounted from these amounts at a multiple of one times the servicing fee.
(2) Uses net present value analysis of future cash flows, discounted back at rates ranging from 10 to 12%.
(3) Range based upon the two methods used in (1) and (2), above.

         During the six month period ended June 30, 1998 purchases and sales of mortgage servicing rights by third-parties evidenced a slight decrease in price because of a decrease in long term interest rates.
         RTC Loan Pool. In mid-March 1995, the Bank purchased four Participation Certificates in sub-performing home equity loans with approximately $6,600,000 in unpaid principal balance and $1,000,000 of unpaid accrued interest from a private investor group (which had purchased them from the Resolution Trust Corporation (RTC)) for approximately $1,903,000 (the "RTC Loan Pool"). In September 1996 an additional $700,000 in home equity loans purchased from a home equity loan originator were added to the RTC Loan Pool as a fifth Participation Certificate at a cost of $115,000.
         Substantially all of the remaining loans underlying the first four Participation Certificates were sold as of March 28, 1997 for $1,725,000. As a result the Bank's investment in the RTC Loan Pool was reduced to zero, and the balance of the proceeds from the sale, per the terms of the RTC Loan Pool acquisition agreement, was split 50/50 with the servicer of the RTC Loan Pool. In addition, in March 1998, the Bank sold all the remaining loans underlying the five Participation Certificates for $200,000, generating a gain for the Bank of $100,000.
         In mid-1996, the servicer submitted a request to the RTC for a $650,000 refund of loans that had previously been paid off, but were included in the RTC Loan Pool, pursuant to the original purchase agreement. If received, this amount would be split 50/50 with the RTC servicer of the RTC Loan Pool. In April 1997, the servicer was notified that the RTC had accepted the refund request in the amount of $300,000 with a request for additional information regarding the remaining $350,000. After the additional information was submitted, the RTC rejected the claim entirely. As a result, the Bank filed a lawsuit in late October 1997 against the RTC in the U.S. District Court for the District of Columbia seeking recovery of the requested $650,000 refund. In March 1998, the Bank filed an amended and reduced refund request in the amount of $505,000, plus interest from mid-March 1995 at the applicable statutory rate of 12%. If additional proceeds are realized from the RTC, any of the amounts received would also be split 50/50 with the former servicer of the RTC Loan Pool, and any amount received by the Bank would be income. Both sides recently submitted summary judgement briefs in the matter, and a decision from the U.S. District Court is anticipated in the near future.

         Michigan BIDCO. Michigan BIDCO (the "BIDCO") invests in businesses in Michigan with the objective of fostering job growth and economic development. The Bank owns 280 shares of common stock in the BIDCO, currently representing a 44.1% equity interest. The Company's consolidated fully diluted ownership in the BIDCO is 15.6%, after considering the impact of convertible bonds.
         As of June 30, 1998, the BIDCO had made investments in twenty-seven unrelated entities, amounting to a total of $13,413,600 at original cost (before repayments or participations sold). At June 30, 1998, the BIDCO had total unaudited assets of $5,658,100.
         For the three and six months ended June 30, 1998 and 1997, the Bank's 44.1% equity share in the BIDCO's reported net income was $119,924 and $160,489 and $38,704 and $43,522, respectively. The BIDCO's income in the 1998 periods was increased by the realization of capital gains in several BIDCO equity investments, including the sale of an interest in an ABC-TV affiliate and a Railroad boxcar leasing entity.
         Michigan BIDCO makes its investments in the form of loans or direct equity investments, or a combination thereof. The BIDCO's limit on its investment in one borrower is currently $500,000, and the BIDCO arranges participations for investments in excess of this amount. By management policy, the Bank is restricted from investing or lending to a business that the BIDCO finances. The BIDCO typically receives warrants or participation rights in the companies in which it invests. To date, investments (at original investment cost) have been made in the following types of businesses:

         Michigan BIDCO, investments:

                                                    Total            Equity
         Industry                                 Investment     Participation?

         #1  ABC-TV affiliate                     $1,472,000     repurchased
         #2  Adult foster care                        40,000     no
         #3  Bridal shop                              64,000     no
         #4  Cable TV                                545,000     yes
         #5  Children's clothing manufacturer        200,000     repurchased
         #6  Commercial laundry                      180,000     no
         #7  Environmental engineering               100,000     repurchased
         #8  Fishing supplies                         50,000     no
         #9  Home health care                         20,000     no
         #10 Hunting supplies                        100,000     no
         #11 Industrial supply                        85,000     no
         #12 Limited service hotels                  738,600     yes
         #13 Manufacturing                           200,000     no
         #14 Manufacturing                           200,000     no
         #15 Manufacturing                           200,000     no
         #16 Metal manufacturing                      80,000     no
         #17 Paper converting                      2,762,000     yes
         #18 Plastic injection molding             2,000,000     repurchased
         #19 Plastic mold manufacturing               25,000     no
         #20 Railcar parts manufacturing             125,000     no
         #21 Railroad boxcar leasing               1,500,000     no
         #22 Recreational services                   160,000     no
         #23 Recycled paper pulp mill                780,000     yes
         #24 Residential mortgage subservicing       450,000     repurchased
         #25 Secured credit card issuer              540,000     no
         #26 Tissue paper mill                       700,000     yes
         #27 Truck maintenance                        70,000     no
                                                 -----------
         Total                                   $13,413,600
                                                 ===========

         The loans associated with investments #1, 2, 5, 6, 7, 9, 13, 18, 19, 21 and 24 have been repaid in full. Loan participations have been sold in loans associated with investments #1, 3, 4, 6, 10, 11, 17, 18, 21, 23 and 27. At June 30, 1998, the BIDCO had no outstanding conditional commitments to lend.

         Northern Michigan Foundation. In 1995 and 1996, the BIDCO donated $300,000 to capitalize Northern Michigan Foundation (the "Foundation"). The BIDCO and the Foundation share administrative staffs and offices, with the Foundation reimbursing the BIDCO for these services. The monthly management fee paid by the Foundation to the BIDCO is currently approximately $16,000. As a result of its capitalization by the BIDCO, the Foundation was able to borrow a total of $2,000,000 from the U.S. Department of Agriculture's Rural Development Service ("USDA RDS") at 1% interest with a 30 year term. As of June 30, 1998, the Foundation had a portfolio of $1,083,000 of loans to thirteen borrowers, with $338,750 undrawn and available for lending from the USDA RDS loan, and cash available for relending from paid off loans and the Foundation's initial equity capital of $842,000.

Non-Interest Expense

         Non-interest expense decreased from $2,078,755 in the three months ended June 30, 1997 to $1,757,281 for the three months ended June 30, 1998. The increase was the result of an annualized $900,000 decrease in expenses at the Bank as a result of cost-control measures implemented by new management, which was only partially offset by ongoing expansion of business at Varsity Mortgage, Varsity Funding and Midwest Loan Services. Non-interest expense in the 1997 second quarter also reflects $145,000 in one-time additional profit-sharing expense at Varsity Mortgage resulting from a restructuring of the Varsity Mortgage operating agreement.
         Non-interest expense decreased from $3,749,983 in the six months ended June 30, 1997 to $3,391,255 for the six months ended June 30, 1998. The decrease was principally a result of the same factors as in the three month periods discussed above.
         Non-interest operating expense for only the parent company decreased to $23,319, for the three month 1998 period from $95,486 for the 1997 period. Legal, public listing and ESOP benefit expenses were lower in the 1998 period. Non-interest operating expense for only the parent company decreased from $131,577 for the six month 1997 period to $89,876 for the 1998 period. Legal, audit, public listing and other expenses were lower in the 1998 period. The annual ESOP benefit expense was expensed in the first quarter of 1998 and not the second quarter as it was in 1997, because the Company completed its annual ESOP analysis earlier in 1998 than in 1997.
         Year 2000 Readiness. Reference is made to the discussion under "Non-Interest Income and Non-Interest Expense - Year 2000 Readiness" under Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation, in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, for a discussion of matters pertaining to Year 2000 Issues affecting the Company and the Bank. Peerless Group is ready to ship to the Bank a fully Year 2000 compliant software update and testing module. The Bank intends to perform the update procedure and testing in the third quarter of 1998. The Bank's total budget for Year 2000 readiness is approximately $53,000, of which approximately one quarter is now spent, and the bulk is projected to be spent by year-end 1998. The Bank is currently scheduling testing with outside vendors and expects to complete testing in early 1999. There is no assurance that certain mission critical vendors such as the Federal Reserve Bank, local power and phone utilities will be Year 2000 compliant by year-end 1999, and if they are not this could have a material adverse effect on the Company's operations, and the Company's borrowers and customers.

Liquidity and Capital Resources

         Capital Resources. The table on the following page sets forth the Bank's risk based assets, and the capital ratios and risk based capital ratios of the Bank. At June 30, 1998, the Bank was well capitalized (the required ratio for "well capitalized" was 5% of total assets (Leverage), 6% (Tier 1) of risk-based assets, and 10% (Tier 1 and 2) of

                                 University Bank
               Risk Adjusted Assets & Risk Adjusted Capital Ratio
                                  June 30, 1998


                                                                        Balance     Risk Weighted
0% RISK CATEGORY                                                     Sheet (000)    Assets (000)
             Mort-Backed Sec Guaran by GNMA                                     2                -
             Currency & Coin                                                  132                -
             Federal Reserve Balance                                           52                -
                                                                 ----------------------------------
             TOTAL                                                            186                -

20% RISK CATEGORY
             Interest-bearing Balances                                         87               17
             Fed Funds Sold                                                 5,439            1,088
             U.S. Gov't sponsored Agency Sec                                1,000              200
             Other Mortgage-Back Securities                                     -                -
             Cash Items                                                       243               49
             FHLB Stock                                                       848              170
             Balances due from depository Inst                              1,500              300
                                                                 ----------------------------------
             TOTAL                                                          9,117            1,823

50% RISK CATEGORY
             Qualifying 1st liens on 1-4 family                            25,508           12,754
                                                                 ----------------------------------
             TOTAL                                                         25,508           12,754

100% RISK CATEGORY
             ALL OTHER ASSETS                                              20,235           20,235

ON BALANCE SHEET ITEMS EXCLUDED FROM CALCULATION                              121


             TOTAL ASSETS                                                  55,167           34,812
                                                                 ==================================


                                TIER 1 CAPITAL                        Balance
             Common Stock                                                     200
             Surplus                                                        4,262
             Undivided Profits & Capital Reserves                            (317)
             Minority Interest                                                201
             Other identifiable Intangible Assets                            (121)
             Total Tier 1 Capital                                           4,225

                                TIER 2 CAPITAL
             Allowance for loans & Lease losses                               347
             Excess LLR (limited to 1.25% gross risk-weighted assets            -
             TOTAL TIER 2 CAPITAL                                             347

             TOTAL TIER 1 & TIER 2 CAPITAL                                  4,572

             TIER 1/TOTAL ASSETS                                             7.66%
             TIER 1 & 2/TOTAL ASSETS                                         8.29%

             TIER 1/TOTAL RISK-WEIGHTED ASSETS                              12.14%
             TIER 1 & 2/TOTAL RISK-WEIGHTED ASSETS                          13.13%


risk-based assets).

         Bank Liquidity. The Bank's primary sources of liquidity are customer deposits, scheduled amortization and prepayments of loan principal, cash flow from operations, maturities of various investments, the sale of loans held for sale, and borrowings from correspondent lenders secured by securities and/or residential mortgage loans. In addition, the Bank invests in overnight Federal Funds. At June 30, 1998, the Bank had cash and due from banks and fed funds on hand of $7,452,620. The Bank has an unused $5,000,000 line of credit secured by investment securities and portfolio residential mortgage loans and a line of credit from a correspondent secured by mortgage loans for sale to the secondary market. In order to bolster liquidity, the Bank has also sold brokered CDs from time to time.
         Parent Company Liquidity. At year-end 1997, University Bancorp, Inc. held cash and marketable equity securities of $123,180. This decreased by $36,251 to $86,929 at June 30, 1998. The decrease in cash and marketable equity securities was due to the amortization of the Company's indebtedness, which was only partially offset by the realization of capital gains on the Company's securities available for sale.
         During the six months ended June 30, 1998 no dividends were paid from the Bank, as a result of low profitability at the Bank. Dividends from the Company's bank subsidiary together with earnings from the cash and marketable equity securities held by the parent company are the principal sources of cash used to fund the parent company's indebtedness owing to North Country Bank & Trust ("NCB&T"), which amounted to $889,688 at June 30, 1998 and $922,688 at December 31, 1997. The NCB&T note calls for fully amortizing principal payments of $33,000 per quarter beginning May 15, 1998 through maturity in 2004. Management believes that the cash and securities on hand and federal tax refunds receivable are currently sufficient to cover expected required principal reductions during 1998 on the holding company's loan.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Market Risk

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

                               UNIVERSITY BANK                                25
                   Asset/Liability Position Analysis             06/30/98
                                  ($ in 000's)
                            Maturing or Repricing in


                                                    3 Mos     91 Days to       1 - 5        Over 5         ALL
               ASSETS                             or Less       1 Year         Years         Years        OTHERS        TOTAL
                                                  -------     ----------       -----        ------        ------        -----

    Fed Funds                                      5,439             0             0             0             0         5,439
    Loans (1)                                      2,544         3,786         6,436         2,633             0        15,399
    Canadian Investments                               0             0             0             0             0             0
    Securities Available for Sale                  1,015             0             2           850             0         1,867
    Securities held for Sale                           0             0             0             0             0             0
    Loans held for Sale                           14,054             0             0             0             0        14,054
    Matured Loans                                    700             0             0             0             0           700
    Variable Rate Loans                            8,571             0             0             0             0         8,571
    Other Assets                                       0         1,287             0         3,336             0         4,623
    Fixed Assets                                       0             0             0         1,650             0         1,650
    Cash and Due from Banks                            0           762             0         1,200             0         1,962
    Overdrafts                                        10             0             0             0             0            10
    Non-Accrual Loans                                  0             0             0           344             0           344
    Discount FHA Title 1                               0             0             0             0             0             0
    Valuation Adjustment                               0             0             0             0             0             0
                                                  ----           ----          ----         ----            ----        ----
      TOTAL ASSETS                                32,333         5,835         6,438        10,013             0        54,619

               LIABILITIES

    CD's over $100,000                             1,947         8,153           769             0             0        10,869
    CD's under $100,000                            4,209         6,147         1,721            56             0        12,133
    MMDA                                          13,125             0             0             0             0        13,125
    NOW                                            2,965             0             0             0             0         2,965
    Demand                                             0           413             0         2,021             0         2,434
    Savings                                            0           137             0             0             0           137
    Canadian Savings                                   0            13             0             0             0            13
    Other Liabilities                                  0         8,446             0           363             0         8,809
    Borrowings                                         0             0             0             0             0             0
    Equity                                             0             0             0         4,134             0         4,134
                                                  ----          ----           ----          ----           ----        ----
      TOTAL LIABILITIES                           22,246        23,309         2,490         6,574             0        54,619


               GAP                                10,087       (17,474)        3,948         3,439             0             0


               CUMULATIVE
               GAP                                10,087        (7,387)       (3,439)            0             0

               GAP
               PERCENTAGE                          18.47%       -13.52%        -6.30%         0.00%         0.00%


    Notes:
     (1) Net of bad debt reserves.

who need alternative sources of funding outside of traditional secondary market loans. However, falling interest rates tends to increase new mortgage origination activity, positively impacting current income from the Bank's retail mortgage banking operations and Varsity Mortgage's operations. Falling interest rates also increases Midwest Loan Services' rate of growth, but decreases the duration of its existing subservicing contracts. The table on the preceeding page details the Bank's asset/liability sensitivity as of June 30, 1998.

         PART II OTHER INFORMATION

Item 1. Legal Proceedings

         There are no material pending legal proceedings to which the Company or any of its subsidiaries is party or to which any of their properties are subject.

Item 5. Other information

         Annual Meeting Shareholder Proposals

Under SEC Rule 14a-4(c)(1), if a proposal is to be submitted for a vote at the Company's next annual meeting of stockholders and the proposal is not submitted for inclusion in the Company's proxy statement and proxy card in compliance with the processes of SEC Rule 14a-8, then, if the Company does not have notice of the proposal at least 45 days before the date on which the Company first mailed its proxy materials for the prior year's annual meeting (or any earlier or later date specified in any overriding advance notice provision in the Company's certificate of incorporation or by-laws), proxies solicited by the Company may confer discretionary authority to vote on the proposal. Therefore, the date after which a notice of a proposal submitted outside the processes of Rule 14a-8 will be considered untimely with respect to the Company's 1999 annual meeting of stockholders is March 1, 1999.

         Parent Company Condensed Financial Information

                  Certain condensed financial information with respect to University Bancorp, Inc. follows:

                     UNIVERSITY BANCORP, INC. (The Parent)
                           Condensed Balance Sheets
                      June 30, 1998 and December 31,1997
                                  (Unaudited)


                                                                             June 30,              December 31,
                                                                               1998                    1997
                                                                       ---------------------   ----------------------

            ASSETS
            Cash and cash equivalents                                $               86,929  $                41,676
            Securities available for sale                                                 0                   81,504
            Michigan BIDCO senior debentures                                        200,470                  200,916
            Investment in subsidiary Bank                                         4,133,615                3,958,927
            Other Assets                                                            858,114                  879,328
                                                                       ---------------------   ----------------------
              Total Assets                                           $            5,279,128 $              5,162,351
                                                                       =====================   ======================



            LIABILITIES AND SHAREHOLDERS' EQUITY
            Note payable                                            $               889,688 $                922,688
            Accounts payable and other liabilities                                  851,825                  841,219
                                                                       ---------------------   ----------------------
            Total Liabilities                                                     1,741,513                1,763,907
            Stockholders Equity                                                   3,537,614                3,398,444
                                                                       ---------------------   ----------------------
             Total Liabilities and Stockholders Equity              $             5,279,127 $              5,162,351
                                                                       =====================   ======================


                  UNIVERSITY BANCORP, INC. AND SUBSIDIARIES                   28
           Condensed Statements of Operations and Comprehensive Income
                    For the Periods Ended June 30, 1998, 1997
                                   (Unaudited)

                                                                For Three Month         For Three Month           For Six Month
                                                                  Period Ended            Period Ended            Period Ended
                                                                      1998                    1997                    1998
                                                              ---------------------   ---------------------   ----------------------

   Income:
      Dividends from subsidiary                                                  - $                     -                        -
      Securities Gain                                                        5,897                  18,089                   72,557
      Other                                                 $               17,845                   6,730  $                17,745
                                                              ---------------------   ---------------------   ----------------------
                  Total Income                                              23,742                  24,819                   90,302
   Expense:
      Interest                                                              22,046                  23,327                   42,944
      Public Listing Expense                                                 9,770                  40,452                   17,676
      Benefits                                                              (1,030)                 36,322                   53,665
      Legal/Accounting                                                       4,125                  16,576                    6,673
      Other                                                                 10,454                   2,136                   11,862
                                                              ---------------------   ---------------------   ----------------------
                  Total Expense                                             45,365                 118,813                  132,820

   Income (loss) before federal income taxes
       (benefit) and equity in undistributed
       net income (loss) of subsidiaries                                   (21,623)                (93,994)                 (42,518)
   Federal income taxes (benefit)                                                0                 (12,882)                       0
                                                              ---------------------   ---------------------   ----------------------
   Income (loss) before equity in
        undistributed net income of subsidiaries                           (21,623)                (81,112)                 (42,518)
   Equity in undistributed net income (loss)
        of subsidiaries.                                                    46,036                (245,401)                 173,691
                                                              ---------------------   ---------------------   ----------------------
   Net Income                                               $               24,413 $              (326,513) $               131,173
                                                              =====================   =====================   ======================

   Comprehensive Income                                     $               27,573 $              (305,257) $               107,443
                                                              =====================   =====================   ======================

   Net Income per Common Share
   Basic                                                    $                 0.01 $                 (0.18) $                   0.07
                                                              =====================   =====================   ======================

   Diluted                                                  $                 0.01 $          NA            $                   0.07
                                                              =====================   =====================   ======================





                                                                  For Six Month
                                                                   Period Ended
                                                                       1997
                                                               ---------------------

   Income:
      Dividends from subsidiary                            $                      -
      Securities Gain                                                        41,155
      Other                                                                  11,302
                                                               ---------------------
                  Total Income                                               52,457
   Expense:
      Interest                                                               46,735
      Public Listing Expense                                                 42,905
      Benefits                                                               36,322
      Legal/Accounting                                                       32,254
      Other                                                                  20,096
                                                               ---------------------
                  Total Expense                                             178,312

   Income (loss) before federal income taxes
       (benefit) and equity in undistributed
       net income (loss) of subsidiaries                                   (125,855)
   Federal income taxes (benefit)                                           (21,682)
                                                               ---------------------
   Income (loss) before equity in
        undistributed net income of subsidiaries                           (104,173)
   Equity in undistributed net income (loss)
        of subsidiaries.                                                    (97,706)
                                                               ---------------------
   Net Income                                              $               (201,879)
                                                               =====================

   Comprehensive Income                                    $               (171,654)
                                                               =====================

   Net Income per Common Share
   Basic                                                   $                  (0.11)
                                                               =====================

   Diluted                                                 $           NA
                                                               =====================


                    UNIVERSITY BANCORP, INC. (The Parent)                     29
                        Condensed Statement of Cash Flows
            For the Three Month Periods Ended June 30, 1998 and 1997


                                                                                                1998                   1997
                                                                                         -------------------    -------------------

            Reconciliation of net income (loss) to net cash used in
              operating activities:
               Net Income (Loss)                                                       $            131,172   $           (201,879)
              Loss(gain) on sale of investments                                                     (72,557)               (41,155)
               Decrease/(increase) in receivable from affiliate                                      21,215                607,353
               Decrease/(increase) in Other Assets                                                        0               (566,284)
               Increase(Decrease) in interest payable                                               (31,770)                 5,384
               Increase(Decrease) in other liabilities                                               61,851               (113,078)
               Decrease(Increase) investment in subsidiaries                                       (174,242)                97,706
                                                                                         -------------------    -------------------
                 Net cash provided by (used in) operating activities                                (64,331)              (211,953)
                                                                                         -------------------    -------------------

           Cash flow from investing activities:
             Subsidiary dividends received                                                                0                      0
             Contributions of capital to subsidiary                                                       0               (350,000)
             Advances to Michigan BIDCO                                                                   0                      0
             Purchase of available for sale securities                                                    0                (55,309)
             Proceeds from sale of available for sale securities                                    110,856                138,895
                                                                                         -------------------    -------------------
                 Net cash provided by (used in) investing activities                                110,856               (266,414)
                                                                                         -------------------    -------------------

           Cash flow from financing activities:
             Principal payment on notes payable                                                     (33,000)               (25,000)
             Proceeds from sale of common stock                                                      53,445                512,691
             Purchase of treasury stock                                                             (21,717)                     0
                                                                                         -------------------    -------------------
                 Net cash provided by (used in) financing activities                                 (1,272)               487,691
                                                                                         -------------------    -------------------

               Net changes in cash and cash equivalents                                              45,253                  9,324

           Cash and cash equivalents:
             Beginning of year                                                                       41,676                 41,113
                                                                                         -------------------    -------------------

             End of period                                                             $             86,929   $             50,437
                                                                                         ===================    ===================

          Supplemental disclosure of cash flow information:
           Cash paid during the year for:
             Interest                                                                  $             32,960   $             29,629


Item 6. Exhibits and Reports on Form 8-K.

         (a) Exhibits.

               3.1.1 Certificate of Amendment, dated June 10, 1998, of the
                       Company's Certificate of Incorporation.

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

                                             UNIVERSITY BANCORP, INC.

Date:    August 14, 1998                     /s/ Donald F. Rositano
                                             -------------------------
                                             Donald F. Rositano
                                             Chief Financial Officer
                                             (On behalf of the registrant
                                             and as
                                             Principal Financial Officer)

         Exhibit Index
         -------------                                 Sequentially
                                                       Numbered
                                                       Page
                                                       ------------


3.1.1    Certificate of Amendment, dated
          June 10, 1998, of the Company's
          Certificate of Incorporation.                     32

11.      Computation of per share earnings                  35

27.      Financial Data Schedule                            36