Form 10-Q
period 1998-09-30
UNIVERSITY BANCORP INC /DE/
filed 1998-11-13
CIK 811211

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

(Mark One)

[X]      Quarterly Report Pursuant to Section 13 or 15(d) of the
              Securities Exchange Act of 1934

For the quarterly period ended September 30, 1998

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

   Common Stock, $0.010 par value               Outstanding at November 10, 1998
                                1,963,436 shares


                               page 1 of 35 pages
                 Exhibit index on sequentially numbered page 33

                                    FORM 10-Q                                  2
                                    ---------

                                TABLE OF CONTENTS
                                -----------------


PART I - Financial Information
------------------------------


Item 1.      Financial Statements                                          PAGE

             Consolidated Balance Sheets                                     3
             Consolidated Statements of Operations                           5
             Consolidated Statements of Cash Flows                           7
             Notes to the Consolidated Financial
                  Statements                                                 8

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations                   9

             Summary                                                        10
             Results of Operations                                          11
             Liquidity and Capital Resources                                25

PART II - Other Information
---------------------------


             Item 1. Legal Proceedings                                      28
             Item 2. Changes in Securities                                  28
             Item 5. Other Information
                      Parent Company Condensed
                             Financial Information                          31
             Item 6. Exhibits & Reports on Form 8-K                         34

Signature                                                                   34
---------


Exhibit Index                                                               35


--------------------------------------------------------------------------------

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



                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                     September 30, 1998 and December 31, 1997
                                   (Unaudited)

                                          September 30,   December 31,
ASSETS                                        1998            1997
                                          ------------    ------------
Cash and due from banks                   $  1,123,505    $  2,062,307
Federal funds sold                           3,545,757         314,652
                                          ------------    ------------
     Total cash and cash equivalents         4,669,262       2,376,959

Securities available for sale at market      3,974,581       1,980,327

Loans held for sale                         11,454,897      18,156,671

Loans                                       24,952,069      28,236,183
Allowance for Loan Loss                       (409,241)       (520,953)
                                          ------------    ------------
     Loans, net                             24,542,828      27,715,230

Premises and equipment                       1,469,987       1,955,919
Mortgage servicing rights                    1,127,042       1,430,190
Investment in and advances to
    Michigan BIDCO                             806,543         742,669
Other real estate owned                        697,611         433,003
Other assets                                 2,180,682       2,737,815
                                          ------------    ------------
      Total other assets                     6,281,865       7,299,596
                                          ------------    ------------
      TOTAL ASSETS                        $ 50,923,433    $ 57,528,783
                                          ============    ============




                                  -Continued-

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES                  4
                           Consolidated Balance Sheets
                     September 30, 1998 and December 31,1997
                                   (Unaudited)

                                               September 30,   December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                1998           1997
                                               ------------    ------------
Liabilities
Deposits:
  Demand - non interest bearing                $  1,645,272    $  2,458,211
  Demand - interest bearing                      16,439,870      19,120,122
  Savings                                           159,884         143,604
  Time                                           21,005,557      23,545,234
                                               ------------    ------------
     Total Deposits                              39,250,583      45,267,171

FHLB advances                                             0               0
Mortgage escrow                                     157,766          86,686
Short term borrowings                                     0       2,744,188
Long term borrowings                              1,546,435       1,749,070
Deferred noncompete income                           40,819          67,072
Other liabilities                                 6,321,947       4,015,003

Minority Interest                                   201,257         201,149

Stockholders' equity:
  Preferred Stock, $0.001 par value;
   Authorized - 500,000 shares;
    Issued -  0 shares in both 1997 and 1996             --              --
  Common stock, $0.01 par value;
   Authorized - 2,500,000 shares;
    Issued - 2,000,859 shares in 1998
    and 1,391,907 shares in 1997                     20,009          13,919
  Treasury Stock - 140,569 shares in 1998
    and 103,465 in 1997                            (339,869)       (302,446)
  Additional Paid-in-Capital                      3,546,599       3,493,154
  Retained earnings                                 191,260         181,549
  Net unrealized gain/(loss) on securities
   available for sale, net of tax
   of $6,320 in 1997, and
   ($6,687) in 1998                                 (13,373)         12,268
                                               ------------    ------------

     Total Stockholders' equity                   3,404,626       3,398,444
                                               ------------    ------------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                    $ 50,923,433    $ 57,528,783
                                               ============    ============

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES                  5
         Consolidated Statements of Operations and Comprehensive Income
                 For the Periods Ended September 30, 1998, 1997
                                   (Unaudited)

                                                                      For the Three Month                For the Nine Month
                                                                         Period Ended                       Period Ended
                                                                     1998            1997               1998             1997
                                                                 ----------       ----------        -----------       ----------
Interest income:
  Interest and fees on loans                                     $  884,778       $1,046,143          2,848,881       $3,077,497
  Interest on securities:
   U.S. Government agencies                                          21,142           53,928             51,356          238,700
   Other securities                                                  17,172            9,306             50,829           50,668
  Interest on bank deposits                                             561           29,279              1,142           45,041
  Interest on federal funds                                          21,913           85,753             91,772          226,415
                                                                 ----------       ----------        -----------       ----------
     Total interest income                                          945,566        1,224,409          3,043,980        3,638,321
                                                                 ----------       ----------        -----------       ----------

Interest expense:
  Interest on deposits:
   Demand deposits                                                  184,419          262,024            565,396          742,784
   Savings deposits                                                     933            1,805              2,804           12,508
   Time certificates of deposit                                     329,069          446,883          1,095,236        1,260,666
  Bank and other short term borrowings                                4,810           84,087             65,373          408,610
  Long Term Notes Payable                                            19,973                0             62,917                0
                                                                 ----------       ----------        -----------       ----------
     Total interest expense                                         539,204          794,799          1,791,726        2,424,568
                                                                 ----------       ----------        -----------       ----------

     Net interest income                                            406,362          429,610          1,252,254        1,213,753

Provision for loan losses                                            58,433           22,500             95,933          261,500
                                                                 ----------       ----------        -----------       ----------

     Net interest income after
       provision for loan losses                                    347,929          407,110          1,156,321          952,253
                                                                 ----------       ----------        -----------       ----------

Other income:
  Net security gains                                                 13,481                0             86,038            7,715
  Service charges and fees                                           11,771            7,466             32,771           13,315
  Mortgage banking income                                           962,775        1,248,818          3,187,718        3,920,866
  Profit(loss) from equity investment in
    Michigan BIDCO                                                    1,136          (97,182)           161,625          (53,660)
  Other                                                             116,153           14,190            275,311          114,965
                                                                 ----------       ----------        -----------       ----------
     Total other income                                           1,105,316        1,173,292          3,743,463        4,003,201
                                                                 ----------       ----------        -----------       ----------

                                   -Continued-

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES                  6
                Consolidated Statements of Operations (continued)
                 For the Periods Ended September 30, 1998, 1997
                                   (Unaudited)

                                                            For the Three Month                For the Nine Month
                                                                Period Ended                       Period Ended
                                                            1998            1997              1998             1997
                                                    --------------    -------------     --------------   -------------
  Salaries and wages                              $       893,858   $      988,990          2,776,700  $    3,063,025
  Employee benefits                                       115,084          115,588            425,732         388,507
  Occupancy, net                                          155,441           80,216            334,239         280,497
  Taxes other than income                                  14,469           54,519             36,265          69,912
  Data processing and equipment expense                    58,242           60,961            198,507         256,270
  Correspondent bank service charges                        8,701            4,808             21,965          18,822
  Advertising                                              18,683           20,074             67,185          83,364
  Net expense of other real estate owned                    8,192            3,206             39,262          (3,154)
  Legal and audit expense                                  82,167           37,898            258,898         151,369
  Other operating expenses                                238,581          394,535            825,920       1,202,166
                                                    --------------    -------------     --------------   -------------
     Total other expenses                               1,593,418        1,760,795          4,984,673       5,510,778
                                                    --------------    -------------     --------------   -------------

Income (Loss) before income taxes                        (140,173)        (180,393)           (84,889)       (555,324)
                                                    --------------    -------------     --------------   -------------

Income taxes (benefit)                                    (24,803)           6,212           (100,692)       (166,840)
                                                    --------------    -------------     --------------   -------------

     Net Income (Loss)                            $      (115,370)  $     (186,605)            15,803  $     (388,484)
                                                    ==============    =============     ==============   =============

     Comprehensive Income                         $      (117,281)  $     (198,200)            (9,838) $     (374,063)
                                                    ==============    =============     ==============   =============

Earnings (loss) per common share
Basic                                             $         (0.06)  $        (0.09)              0.01  $        (0.20)
                                                    ==============    =============     ==============   =============

Diluted                                           $      NA         $      NA                    0.01  $      NA
                                                    ==============    =============     ==============   =============

Weighted average shares outstanding
Basic                                                   1,974,703        1,966,892          1,980,758       1,902,072
                                                    ==============    =============     ==============   =============

Diluted                                                  NA                NA               1,982,946         NA
                                                    ==============    =============     ==============   =============

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARY             7
            Consolidated Statements of Cash Flows For the nine-month
                   periods ended September 30, 1998 and 1997
                                  (Unaudited)



                                                                                   1998            1997
                                                                              -------------    ------------
Cash flow from operating activities:
Net income (loss)                                                             $      15,801    $    (388,484)
Adjustments to reconcile net loss to net cash from Operating Activities:
    Depreciation and amortization                                                   425,147          393,116
    Provision for loan loss                                                          95,933          261,500
    Mortgage loans originated for sale                                         (443,880,319)    (345,531,138)
    Proceeds from sale of loans and mortgage backed trading securities          452,563,183      365,308,482
    Net loss/(gain) on loan sales and securitization                             (1,979,280)      (2,469,554)
    Market adjustment on loans held for sale                                         (1,810)          (6,198)
    Net amortization/accretion on securities                                          5,452            9,564
    Loss/(Gain) on sale of securities available for sale                            (86,308)          (7,715)
    Gain on Sale of Saline Office                                                   (99,903)              --
    Change in:
      Investment in Michigan BIDCO, Inc.                                            (63,874)         256,361
      Purchased Mortgage Servicing Rights                                              --            640,063
      Other real estate                                                            (264,608)        (331,491)
      Increase in other assets                                                      897,102         (640,959)
      Increase/(Decrease) in other liabilities                                    2,280,691        4,891,966
                                                                              -------------    -------------
       Net cash from (used in) operating activities                           $   9,907,207    $  22,385,513
                                                                              -------------    -------------

    Cash flow from investing activities:
      Purchase of securities available for sale                                  (2,131,988)      (1,890,921)
      Proceeds from sales of securities available for sale                          110,856        5,879,886
      Proceeds from maturities and paydowns of securities available for sale         82,093           45,880
      Loans granted net of repayments                                             3,076,469       (7,284,307)
      Sale of Saline Office                                                         189,480               --
      Premises and equipment expenditures                                           (65,505)        (266,767)
                                                                              -------------    -------------
       Net cash from (used in) investing activities                               1,261,405       (3,516,229)
                                                                              -------------    -------------

    Cash flow used in financing activities:
      Net increase (decrease) in deposits                                        (6,016,588)       2,234,022
      Net increase(decrease) in mortgage escrow accounts                             71,080         (877,808)
      Net increase (decrease) in other short term borrowings                     (2,744,188)     (17,152,169)
      Principal payment on notes payable                                           (202,635)         (37,500)
      Increases in Treasury Stock                                                   (37,423)               0
      Issuance of common stock                                                       53,445          554,541
                                                                              -------------    -------------
       Net cash from financing activities                                        (8,876,309)     (15,278,914)
                                                                              -------------    -------------

          Net change in cash and cash equivalents                                 2,292,303        3,590,370
   Cash and cash equivalents:
     Beginning of period                                                          2,376,959       12,550,812
                                                                              -------------    -------------
     End of period                                                            $   4,669,262    $  16,141,182
                                                                              =============    =============

    Supplemental disclosure of cash flow information:

    Cash paid for interest expense                                            $   1,682,258    $   2,362,125

             UNIVERSITY BANCORP, INC. AND SUBSIDIARIES                         8
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

(2) Available-for-sale Securities

         The Bank's available-for-sale securities portfolio at September 30, 1998 had a net unrealized gain of approximately $5,000 as compared with a net unrealized loss of approximately $17,000 and $19,000 at June 30, 1998 and December 31, 1997.

Securities available for sale

                                                September 30, 1998
                           -----------------------------------------------------
                                                        Gross          Estimated
                                     Amortized        Unrealized          Fair
(in thousands)                          Cost       Gains     Losses       Value
--------------------------------------------------------------------------------
U.S. treasury                          $  453      $ 7       $ --       $  460
U.S. agency mortgage-backed             2,186       13         --        2,199
Other agency mortgage-backed              456       --        (15)         441
Other mortgage-backed                      --       --         --           --
U.S. agency equity                        848       --         --          848
Other equity                               --       --         --           --
--------------------------------------------------------------------------------
Total investment securities
  available for sale                   $3,943      $20       $(15)      $3,948
                                       ======      ===       ====       ======

Securities available-for-sale (continued)                                      9

                                                   June 30, 1998
                           -----------------------------------------------------
                                                        Gross          Estimated
                                     Amortized        Unrealized          Fair
(in thousands)                          Cost       Gains     Losses       Value
--------------------------------------------------------------------------------
U.S. agency mortgage-backed            $  508      $5        $ --      $  513
Other agency mortgage-backed              512       -         (22)        490
Other mortgage-backed                      --       -          --          --
U.S. agency equity                        848       -          --         848
Other equity                               --       -          --          --
--------------------------------------------------------------------------------
Total investment securities
  available for sale                   $1,868      $5        $(22)     $1,851
                                       ======      ==        ====      ======

                                                December 31, 1997
                           -----------------------------------------------------
                                                        Gross          Estimated
                                     Amortized        Unrealized          Fair
(in thousands)                          Cost       Gains     Losses       Value
--------------------------------------------------------------------------------
U.S. agency mortgage-backed            $  509      $ 9       $ --       $  518
Other agency mortgage-backed              561       --        (28)         533
U.S. agency equity                        848       --         --          848
Other equity                               44       37         --           81
--------------------------------------------------------------------------------
Total securities
  available for sale                   $1,962      $46       $(28)      $1,980
                                       ======      ===       ====       ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This Report contains certain forward-looking statements which reflect the Company's expectation or belief concerning future events that involves risks and uncertainties. Among others, certain forward looking statements relate to the continued growth of various aspects of the Company's community banking, mortgage banking and investment activities, the nature and adequacy of allowances for loan losses, and matters relating to the Company's efforts to assess the impact of and to address potential problems associated with Year 2000 dating in computers, software programs, and embedded computer codes. The Company can give no assurance that the expectations reflected in forward looking statements will prove correct. Various factors could cause results to differ materially from the Company's expectations. Among these factors are those referred to in the introduction to the Company's Management Discussion and Analysis of Financial Condition and Results of Operations which appears at Item 7. of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, which should be read in conjunction with this Report, and those referred to elsewhere in this Report. All forward looking statements in this document are qualified in their entirety by the above cautionary statement.

         The above cautionary statement is for the purpose of qualifying for the "safe harbor" provisions of Section 21E of the Securities Exchange Act of 1934.

SUMMARY

         For the nine months ended September 30, 1998, net income of $15,803 was realized versus a net loss of $388,484 in the same period in 1997. Net interest income increased to $1,252,254 in the 1998 period from $1,213,753 in the 1997 period, and other income was $3,729,257 in the 1998 period versus $4,003,201 in the 1997 period. Operating expenses decreased to $4,984,673 in the 1998 period from $5,510,778 in the 1997 period. Basic and diluted net income per share in the nine months ended September 30, 1998 was $0.01, compared to basic net loss per share of $0.20 for the nine months ended September 30, 1997.
         The net income in the 1998 period was primarily the result of increased income at Varsity Mortgage and Michigan BIDCO. Results at University Bank were assisted by cost control at the Bank, which was only partially offset by increased expenses from amortization of mortgage servicing rights and a decrease in earning assets.
         For the three months ended September 30, 1998, a net loss of $115,370 was realized versus a net loss of $186,605 in the same period of 1997. Net interest income decreased to $406,362 in the 1998 period from $429,610 in the 1997 period, and other income was $1,105,316 in the 1998 period versus $1,173,292 in the 1997 period. Other operating expense decreased to $1,593,418 in the 1998 period from $1,760,795 in the 1997 period. The decreased net loss in the 1998 period was primarily the result of improved results at Michigan BIDCO, which were only partially offset by slightly decreased results at Varsity Mortgage, Varsity Funding and Midwest Loan Services. Results at University Bank were assisted by cost control at the Bank, which was only partially offset by increased expenses from amortization of mortgage servicing rights and a decrease in earning assets.
         Profitability at the Bank in the first nine months of 1998 was restrained by higher amortization of mortgage servicing rights ($304,000 in the 1998 period) due to lower long term mortgage interest rates. Conversely, results of the Bank in the first nine months of 1997 were assisted by the realization of a $395,356 gain on the sale of some residential mortgage loans purchased in 1995 from the RTC. 1997 results were also negatively impacted by a $261,500 provision for allowance for loan losses and a special charge at Michigan BIDCO.
         During the first nine months of the year, Michigan BIDCO was able to realize capital gains on the disposition of several of its portfolio investments, and had a 28% annualized return on equity, which is unlikely to be repeated in the final quarter of 1998.
         The results of Midwest Loan Services during the 1998 period were negatively impacted by higher amortization of its own portfolio of mortgage servicing rights ($102,590 in the 1998 period) due to lower long term mortgage interest rates. The negative impact of servicing rights amortization was partially offset by revenue from new refinancing and loan origination programs.

         The following table summarizes the pre-tax income of each profit center of the Company for the nine months ended September 30th (in thousands):


         PRE-TAX INCOME (LOSS) SUMMARY                1998     1997
         Banking
                  Community & mortgage banking       $(646)    (681)
                  Midwest Loan Services                  0       49
                  Varsity Mortgage & Varsity Funding   423      295
         Equity in the earnings of Michigan BIDCO      162      (54)
         Corporate Office                              (24)    (164)
                                                      ----     ----
         Total                                       $ (85)   $(555)

RESULTS OF OPERATIONS

Net Interest Income

         Net interest income decreased to $406,362 for the three months ended September 30, 1997 from $429,610 for the three months ended September 30, 1998. Net interest income fell from the year ago period because of a decrease in average earning assets and the yield on earning assets (partially as a result of the restructuring of the Bank's agreement with Varsity Mortgage's management in
1997) which more than offset a more rapid decline in the average balance of interest bearing liabilities and a less rapid decline in the percentage cost of interest bearing liabilities. The yield on interest earning assets decreased to 8.54% in the 1998 period from 9.17% in the 1997 period. The average balance of non-interest bearing liabilities increased and the cost of interest bearing liabilities decreased from 5.80% in the 1997 period to 5.53% in the 1998 period, causing net interest income as a percentage of total earning assets to increase to 3.67% from 3.22% in the 1997 period.
         For the nine month period ended September 30, 1998, net interest income increased from $1,213,753 to $1,252,254 in the 1998 period. The yield on interest earning assets decreased from 9.40% in the 1997 period to 8.67% in the 1996 period. The cost of interest bearing liabilities decreased from 6.05% in the 1997 period to 5.58% in 1996 period. As a result, net interest income increased as a percent of total average earning assets from 3.14% from 3.57%.

Interest income

         Interest income decreased to $945,566 in the quarter ended September 30, 1998 from $1,224,409 in the quarter ended September 30, 1997. The average volume of interest earning assets decreased from $52,950,048 in the 1997 period to $44,271,772 in the 1998 period, a decrease of 16.4%. The decreased volume of earning assets was due to a 66.8% decline in investment securities, and a 4.7% decrease in loans. Interest income decreased as a result of a decrease in earning assets and the yield on earning assets. The overall yield on earning assets decreased from 9.17% to 8.54%, as more earning assets were invested in loans, and the yield on real estate mortgages held for sale decreased due to a restructuring of the agreement with Varsity Mortgage's management in mid-1997.
         Interest income decreased in the nine months ended September 30, 1998 from $3,638,321 from $3,043,980 in the nine months ended September 30, 1997. The average volume of interest earning assets decreased to $46,933,778 in the 1997 period from $51,738,245 in the 1998 period, a decrease of 9.3%. The decrease in interest income was attributable to the decrease in the volume of earning assets and a decrease in the average yield on earning assets. The overall yield on earning assets decreased to 8.67% from 9.40%, as more earning assets were invested in loans, and lower yielding investment securities were sold to fund loan growth. The increase in loans was the result of the activity generated from the Bank's Ann Arbor office and the activity generated by Varsity Mortgage and Varsity Funding.
         The average volume of investment securities in the three months ended September 30, 1998 decreased 66.8% over the same periods in 1997, as the Bank's portfolio, which consists of adjustable rate agency backed mortgage securities and invested fed funds, was liquidated and the funds used to repay higher cost wholesale borrowings. In the nine month period, the average volume of securities and investments decreased 67.6% over the same period in 1997, as the Bank sold investment securities to repay higher cost wholesale borrowings. The yield on the securities portfolio increased from 7.08% in the three month period ended September 30, 1997 to 7.32% in the 1998 period. The yield on the securities portfolio increased from 6.73% in the nine month period ended September 30, 1997 to 7.23% in the 1998 period. The increase in yields in both periods was the result of a decrease in the amount of invested fed funds relative to the higher yielding portfolio of mortgage-backed securities.

Interest Expense

         Interest expense decreased from $794,799 in the three months ended September 30, 1997 to $539,204 in the 1998 period. The decrease was due to a decrease in interest bearing liabilities as a result of management's strategy of decreasing reliance on high cost time deposits and wholesale funds. The average cost of funds decreased from 5.80% in the 1997 period to 5.53% in the 1998 period. The average volume of interest bearing liabilities decreased 28.3% in the 1998 period versus the 1997 period.
         In the nine month periods ending September 30, 1998 and 1997, interest expense decreased to $1,791,726 in 1998 from $2,424,568 in the 1997 period. The decrease was due to the same factors as in the three months periods discussed above. The cost of funds decreased from 6.05% in the 1997 period to 5.58% in the 1996 period. The average volume of interest bearing liabilities decreased 19.9% in the 1998 period versus the 1997 period.

                                                      Three Months Ended September 30,
                                         --------------------------------------------------------------------------------
                                              1998                                     1997
                                         ----------------------------------------  --------------------------------------
                                                           Interest      Average                      Interest    Average
                                             Average        Income/      Yield/       Average          Income/     Yield/
                                             Balance        Expense       Rate        Balance          Expense      Rate
ASSETS
Interest Earning Assets:
     Short Term Investments:
          Interest Bearing Deposit       $    89,018       $    561       2.52%    $   337,038     $    3,901      4.59%
          Federal Funds Sold               1,559,390         21,913       5.62%      7,522,433        111,131      5.86%

     Securities:
          Non-taxable (1)                          -              -           -              -              -          -
          Taxable                          1,672,241         38,314       9.16%      2,135,474         63,234     11.75%
                                         -----------       --------      -----     -----------     ----------     -----
 Total Securities & S. T. Investments      3,320,649         60,788       7.32%      9,994,945        178,266      7.08%
                                         -----------       --------      -----     -----------     ----------     -----
     Loans:
          Commercial                       9,773,604        239,256       9.79%     13,114,410        315,697      9.55%
          Real Estate Mortgage            26,752,149        530,790       7.94%     24,592,072        596,096      9.62%
          Installment/Consumer             4,425,370        114,732      10.37%      5,248,621        134,350     10.16%
     Total Loans                          40,951,123        884,778       8.64%     42,955,103      1,046,143      9.66%
                                         -----------       --------      -----     -----------     ----------     -----
Total Interest Bearing Assets             44,271,772        945,566       8.54%     52,950,048      1,224,409      9.17%
                                         -----------       --------      -----     -----------     ----------     -----

Less allowance for possible
   loan losses & deferred fees              (361,814)                                 (520,930)
                                         -----------                               -----------
                                          43,909,958                                52,429,118

Mortgage servicing rights                  1,168,581                                 1,478,107
Non earning assets                         7,033,242                                 7,607,112
                                         -----------                               -----------
     Total Assets                        $52,111,781                               $61,514,337
                                         ===========                               ===========



LIABILITIES
Interest Bearing Liabilities:
     Deposit Accounts:
         Now/S-Now                       $ 2,825,162 $       26,433       3.74%    $ 3,621,020     $   45,240      4.96%
         Savings                             147,651            918       2.49%        106,121            676      2.53%
         Canadian Dollar Savings               2,539             15       2.36%        188,333          1,129      2.38%
         Time                             21,934,872        329,069       6.00%     29,085,411        446,883      6.10%
         Borrowed Funds                      326,975          4,810       5.88%      3,136,381         58,691      7.42%
      Money Market Accounts               12,918,552        157,986       4.89%     17,332,757        216,783      4.96%
      Holding Company Debt                   872,470         19,973       9.16%        929,212         25,397     10.84%
                                         -----------       --------      -----     -----------     ----------     -----

             Total interest bearing
                liabilities              $39,028,221        539,204       5.53%    $54,399,235        794,799      5.80%
                                         ===========       --------      -----     ===========     ----------     -----

Net interest income                                        $406,362                                $  429,610
                                                           ========                                ==========

Weighted average rate spread                                              3.02%                                    3.38%
                                                                         =====                                    =====
Net yield on average earning
  assets                                                                  3.67%                                    3.22%

(1)  Actual yields; not adjusted for tax-equivalent yields
(2) For purposes of computing average yields on the loan portfolio as presented in the above analysis, loans on non-accrual status are included in the average loan balances.

                                                         Nine Months Ended September 30,
                                            --------------------------------------------------------------------------------
                                                 1998                                     1997
                                            ----------------------------------------  --------------------------------------
                                                              Interest       Average                      Interest    Average
                                                Average        Income/       Yield/       Average          Income/     Yield/
                                                Balance        Expense        Rate        Balance          Expense      Rate
ASSETS
Interest Earning Assets:
     Short Term Investments:
          Interest Bearing Deposit$       $    48,929     $    1,142         3.12%      $   560,468 $       19,663      4.69%
          Federal Funds Sold                2,149,153         91,772         5.71%        5,822,066        251,793      5.78%

     Securities:
          Non-taxable (1)                           -              -             -                -              -          -
          Taxable                           1,409,098        102,185         9.70%        4,758,870        289,368      8.13%
                                          -----------     ----------        -----       -----------     ----------     -----
     Total Securities & S. T. Investments   3,607,180        195,099         7.23%       11,141,404        560,824      6.73%
                                          -----------     ----------        -----       -----------     ----------     -----
     Loans:
          Commercial                       10,921,888        855,087        10.47%       12,291,646        846,617      9.21%
          Real Estate Mortgage             27,786,074      1,640,755         7.89%       23,749,437      1,888,059     10.63%
          Installment/Consumer              4,618,636        353,039        10.22%        4,555,758        342,821     10.06%
                                          -----------     ----------        -----       -----------     ----------     -----

     Total Loans                           43,326,598      2,848,881         8.79%       40,596,841      3,077,497     10.14%
                                          -----------     ----------        -----       -----------     ----------     -----
Total Interest Bearing Assets              46,933,778      3,043,980         8.67%       51,738,245      3,638,321      9.40%
                                          -----------     ----------        -----       -----------     ----------     -----

Less allowance for possible
   loan losses & deferred fees               (460,181)                                     (357,134)
                                          -----------                                   -----------
                                           46,473,597                                    51,381,111

Mortgage servicing rights                   1,168,581                                     1,492,628
Non earning assets                          5,336,202                                     7,658,904
                                          -----------                                   -----------
     Total Assets                         $52,978,380                                   $60,532,643
                                          ===========                                   ===========




LIABILITIES
Interest Bearing Liabilities:
     Deposit Accounts:
         Now/S-Now                        $ 2,994,869     $   88,691         3.96%      $ 3,090,499     $  113,883      4.93%
         Savings                              129,032          2,408         2.50%          109,603          2,060      2.51%
         Canadian Dollar Savings               23,864            396         2.22%          583,053         10,448      2.40%
         Time                              24,337,424      1,095,236         6.02%       27,069,558      1,260,666      6.23%
         Borrowed Funds                     1,453,015         65,373         6.02%        5,303,480        338,479      8.53%
      Money Market Accounts                13,091,531        476,705         4.87%       16,482,414        628,900      5.10%
      Holding Company Debt                    900,083         62,917         9.35%          941,621         70,132      9.96
                                          -----------     ----------        -----       -----------     ----------     -----
             Total interest bearing
                liabilities               $42,929,818      1,791,726         5.58%      $53,580,228      2,424,568      6.05%
                                          ===========     ==========        =====       ===========     ==========     =====

Net interest income                                       $1,252,254                                    $1,213,753
                                                          ==========                                    ==========
Weighted average rate spread                                                 3.09%                                      3.35%
                                                                            =====                                      =====
Net yield on average earning
  assets                                                                     3.57%                                      3.14%

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

                                                                              15
                       MONTHLY AVERAGE BALANCE SHEET AND
                            INTEREST MARGIN ANALYSIS

         The preceeding tables summarize monthly average balances, revenues from earning assets, expenses of interest bearing liabilities, their associated yield or cost and the net return on earning assets for the three and nine months ended September 30, 1998 and 1997.

Allowance for Loan Losses

         The monthly allowance for loan loss remained at a rate of $7,500 in the third quarter of 1998, although management added a special provision of $35,933 to create a new allowance for loan losses at Varsity Funding and Midwest Loan Services for portfolio loans at these subsidiaries.

                                  Three Months Ended    Nine Months Ended
                                      September 30,       September 30,
                                    1998       1997      1998     1997
                              ----------------------------------------------
Allowance for loan losses        $ 58,433   $ 22,500  $  95,933  $261,500
Loan charge-offs                  (28,115)   (10,000)  (253,142)  (56,772)
Recoveries                         10,354      7,755     24,247    30,799
                                 --------   --------  ---------  --------
Net increase (decrease)
  in allowance                   $ 40,804   $ 20,255  $(132,962) $235,527
                                 ========   ========  =========  ========


                                      At                At               At
                                   Sept. 30,         June 30,       December 31,
                                     1998              1998             1997
                                 -----------------------------------------------
Total loans (1)                  $24,952,069       $25,371,449      $28,236,184
Reserve for loan losses              409,241           347,187          520,953
Reserve/Loans, % (1)                    1.64%             1.37%            1.84%

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

                                            At              At            At
                                         Sept. 30,       June 30,      December 31,
                                           1998            1998           1997
                                       -------------------------------------------
Past due 90 days and over and still
  accruing:
  Real estate                            135,904         118,350        233,697
  Installment                              2,153          29,260          5,556
  Commercial                              64,810          52,071        295,643
                                         -------         -------        -------
    Subtotal                             202,867         199,681        534,896

Nonaccrual loans:
  Real estate                            323,701         343,808        532,821
  Installment                               --              --           44,409
  Commercial                                --              --            9,479
                                         -------         -------        -------
    Subtotal                             323,701         343,808        586,709

Other real estate
 owned (see below)                       697,611         714,361        433,003
                                         -------         -------        -------

Total                                  1,224,179       1,257,850      1,554,608

As % of loans (1)                           4.91%           4.96%          5.51%
Ratio of reserve for loan
  losses to all loans
  90 days and over                          77.7%           60.3%          46.5%


(1) Excluding loans held for sale.

         Other real estate owned at September 30, June 30, 1998 and December 31, 1997 includes a commercial development site in Sault Ste. Marie, Michigan. Based upon a recent appraisal of the site, management believes the 16-acre site where a former loan office is located has a fair market value substantially more than its carrying cost of $266,079. This property is carried as other real estate owned in the Company's financial statements since it is surplus to the Bank's requirements. While it is management's goal to sell this site, there is no assurance that a sale will be consummated.
         With the exception of a part interest in a commercial building carried at less than $3,000, all of the other real estate owned, other than the property mentioned above, consists of residential single family properties. The non-performing residential single family properties and loans mainly relate to single family residential loans originated for the secondary market which have become delinquent and are either under modification agreements to bring the loans current or in the process of foreclosure. Based upon management's review of appraisal information and current broker price opinions, management believes that the Bank is well secured with respect to these loans and the other real estate owned. Other real estate owned is carried at the lower of cost or fair value less estimated costs to sell. During the quarter ended June 30, 1998, the Bank accepted offers to sell nearly all of its remaining other real estate owned in the Upper Peninsula (other than the commercial development site discussed above) as part of an overall effort to wind-down the Bank's activities there, resulting in charge-offs of approximately $20,000. If the Bank is successful in winding up its loan servicing activities in the Upper Peninsula, the Bank may be able to reduce all or a portion of the operating expenses of its Newberry loan servicing office, which have been approximately $70,000 per year. Subsequent to quarter-end, the Bank sold the Newberry loan servicing office building, resulting in a gain of approximately $10,000.

Non-Interest Income

         Total non-interest income decreased to $1,105,316 for the three months ended September 30, 1998 from $1,173,292 for the three months ended September 30, 1997. The decrease was principally a result of a decrease in mortgage banking income, which was partially offset by an increase in profit from Michigan BIDCO and a gain on sale of surplus real estate. Mortgage banking income in the 1997 period was increased by the realization of a $395,356 gain on the sale of some residential mortgage loans purchased in 1995 from the RTC.
         Total non-interest income decreased to $3,743,463 for the nine months ended September 30, 1998 from $4,003,201 for the nine months ended September 30, 1998. The decrease was principally a result of the same factors which decreased non-interest income in the three month periods as discussed above.

         Securities. Taking into account realized and unrealized gains and losses on the securities portfolio, during the first nine months of 1998, the yield on the Company's investment securities portfolio was 13.38%. During the three and nine months ended September 30, 1998, there were no securities sales from the Bank's available-for-sale securities portfolio. During the three months ended September 30, 1998, the Company realized a $13,481 gain on a sale of a portion of its investment in Michigan BIDCO convertible bonds. In the nine months ended September 30, 1998, gains of $86,038 were realized by the Company. Gross proceeds from these sales were $216,132.

         Mortgage Banking. Mortgage banking income decreased to $962,775 in the three months ended September 30, 1998 from $1,248,818 in the three months ended September 30, 1997. Mortgage banking income in the 1997 period was increased by the realization of a $395,356 gain on the sale of some residential mortgage loans purchased in 1995 from the RTC. Excluding this gain, increased income from mortgage banking activity from higher origination volume was partially offset by increased amortization of the Company's mortgage servicing rights portfolio as a result of increased refinancing activity due to lower long term interest rates.
         Mortgage banking income decreased to $3,187,718 in the nine months ended September 30, 1998 from $3,920,866 in the nine months ended September 30, 1997. The decrease in mortgage banking income during the 1998 period versus the 1997 period was principally a result of increased amortization of the Company's mortgage servicing rights portfolio as a result of increased refinancing activity due to lower long term interest rates more than offsetting increased income from mortgage banking activity from higher origination volume. In addition, mortgage banking income in the 1998 period was not assisted by the $395,356 realized gain in the 1997 period mentioned above.
         At September 30, 1998, the Bank and its subsidiaries owned the right to service $101,275,062 of FHLMC, FNMA and private conduit mortgages for others, of which approximately 60% was owned by Midwest Loan Services, and the remainder by the Bank. The following table summarizes the portfolio by type and mortgage note rate:

            Interest Rate Stratification of the Company's Servicing
            -------------------------------------------------------

($ in 000s)                 FIXED RATE - BY MATURITY
                         ------------------------------
Mortgage Rate (%)   ARMs  UNDER 10     10-25   OVER 25

9.00 and up         267       -         107      1,664
8.50 - 8.99       3,515       -         475      3,557
8.00 - 8.49       6,149       -         868     11,553
7.50 - 7.99         728      63       3,118     33,548
7.00 - 7.49         247       -       7,671     15,858
6.50 - 6.99           -     173       4,526      5,654
6.00 - 6.49           -       -         869        657
under 6.00            -       -           -          8
                 ------     ---      ------     ------
                 10,906     237      17,634     72,499

Current market
  interest rates   6.50%   6.75%       7.00%      7.25%
Average annual
  servicing fee    0.39%   0.56%       0.26%      0.26%



         Until October 1998, interest rates were stable for over thirty months, a record in the post-war period. Since then short term rates have followed long term interest rates lower. Long term interest rates fell to levels in the third quarter of 1998 which prompted record levels of refinancing activity. As a result, the portfolio is experiencing increased refinancings and payoffs, which hurts income. In the three and nine months ended September 30, 1998, $81,000 and $304,000, respectively, was charged to income to amortize the Company's servicing rights. Based on recent comparable sales and indications of market value from industry brokers, management believes that the current market value of the Bank's portfolio of mortgage servicing rights approximates cost. Market interest rate conditions can quickly affect the value of mortgage servicing rights in a positive or negative fashion, as long term interest rates rise and fall. In addition, volatility of long term interest rates can negatively affect the value of mortgage servicing rights. Recent record levels of long term interest rate volatility and record low long term interest rates have depressed the value of mortgage servicing rights.
         In mid-September 1998, management decided to enter into a market value hedge to decrease the likelihood of future loss of economic value in the event that long term interest rates decreased further. An investment was made in a long term Treasury strip ($2,000,000 face amount of a zero coupon bond, the U.S. Treasury PO (Principal Only Strip) of 2/15/2027) and a mortgage-backed Principal Only (PO) security, $2,350,000 face amount of FNMA 93-205H, a 7% coupon 30-year PO. While there is no assurance that the hedging securities will be closely correlated in value to the Bank's portfolio of mortgage servicing rights, there should theoretically be a correlation in the fact that the mortgages underlying the FNMA 30-year PO MBS have interest rates between 7.25% and 8.25%, which is correlated to the bulk of the Bank's portfolio of 30-year mortgage servicing rights.
         At September 30, 1998, the Bank had outstanding purchase commitments to buy single family secondary market qualifying mortgage loans of $46,007,950 and outstanding forward commitments to deliver secondary mortgage qualifying loans of $34,462,200, substantially all of which commitments were for delivery within three months or less.

                      Servicing Rights Held by the Company

(amounts in $000s)             Sept. 30,   June 30,       December 31,
                                 1998       1998             1997
                              ----------------------------------------
Total servicing               101,275     106,652          124,719
Book value of servicing         1,127       1,207            1,430
Estimated market value of
  servicing:
  Management estimate (1)       1,149       1,237            1,440
  Discounted cash flow (2)      1,154       1,346            1,583
Estimated excess of market
  over book value (3)          22- 27     139- 31          153- 10


(1) Assumes a price based upon market transactions at September 30, June 30, 1998 and December 31, 1997 of 4.6x (4.6 times the servicing fee) for 30-year servicing, 3.5x for 15-year servicing, 1.9x for Balloon servicing and 2.0x for ARM servicing. Excess servicing is discounted from these amounts at a multiple of one times the servicing fee, and higher coupon interest rate servicing is discounted by between 15% and 50%.
(2) Uses net present value analysis of future cash flows, discounted back at rates ranging from 10 to 12%.
(3) Range based upon the two methods used in (1) and (2), above.

         During the three month period ended September 30, 1998 purchases and sales of mortgage servicing rights by third-parties evidenced a sharp decrease in price because of a decrease in long term interest rates.

         RTC Loan Pool. In mid-March 1995, the Bank purchased four Participation Certificates in sub-performing home equity loans with approximately $6,600,000 in unpaid principal balance and $1,000,000 of unpaid accrued interest from a private investor group (which had purchased them from the Resolution Trust Corporation (RTC)) for approximately $1,903,000 (the "RTC Loan Pool"). In September 1996 an additional $700,000 in home equity loans purchased from a home equity loan originator were added to the RTC Loan Pool as a fifth Participation Certificate at a cost of $115,000.
         Substantially all of the remaining loans underlying the first four Participation Certificates were sold as of March 28, 1997 for $1,725,000. As a result the Bank's investment in the RTC Loan Pool was reduced to zero, and the balance of the proceeds from the sale, per the terms of the RTC Loan Pool acquisition agreement, was split 50/50 with the servicer of the RTC Loan Pool. In addition, in March 1998, the Bank sold all the remaining loans underlying the five Participation Certificates for $200,000, generating a gain for the Bank of $100,000.
         In mid-1996, the servicer submitted a request to the RTC for a $650,000 refund of loans that had previously been paid off, but were included in the RTC Loan Pool, pursuant to the original purchase agreement. In April 1997, the servicer was notified that the RTC had accepted the refund request in the amount of $300,000 with a request for additional information regarding the remaining $350,000. After the additional information was submitted, the RTC rejected the claim entirely. As a result, the Bank filed a lawsuit in late October 1997 against the RTC in the U.S. District Court for the District of Columbia seeking recovery of the requested $650,000 refund. In March 1998, the Bank filed an amended and reduced refund request in the amount of $505,000, plus interest from mid-March 1995 at the applicable statutory rate of 12%. In October 1998, the U.S. District Court judge presiding in the case ruled in the RTC's favor in the dispute despite the merits of the Company's position. Due to the cost and likelihood that an appeal of the judge's opinion would not be successfully overruled, management decided to drop further pursuit of the funds.

         Michigan BIDCO. Michigan BIDCO (the "BIDCO") invests in businesses in Michigan with the objective of fostering job growth and economic development. The Bank owns 280 shares of common stock in the BIDCO, currently representing a 44.1% equity interest. The Company's consolidated fully diluted ownership in the BIDCO is 13.4%, after considering the impact of convertible bonds.
         As of September 30, 1998, the BIDCO had made investments in twenty-seven unrelated entities, amounting to a total of $13,413,600 at original cost (before repayments or participations sold). At September 30, 1998, the BIDCO had total unaudited assets of $5,451,244.
         For the three and nine months ended September 30, 1998 and 1997, the Bank's 44.1% equity share in the BIDCO's reported net income (loss) was $1,136 and $161,625 and ($97,182) and ($53,660), respectively. The BIDCO's income in the 1998 periods was increased by the realization of capital gains on several BIDCO investments, including the sale of an interest in an ABC-TV affiliate, a cable TV firm and a Railroad boxcar lease.

         As a result of the realization of capital gains, at September 30, 1998, the BIDCO had $1,992,094 in cash and cash equivalents on hand. Management of the BIDCO hopes to raise additional cash through the realization of its equity investments in additional firms and through the sale of all or a part of its loan portfolio with the intent of using the cash to capitalize a new Small Business Investment Company (SBIC). To form a SBIC, a total of at least $5,000,000 must be invested as equity capital into the SBIC. There is no assurance that sufficient capital will be raised to form an SBIC, or that the various governmental permissions will be received which are a required prerequisite to the BIDCO investing in a new SBIC. In the meantime, the BIDCO's net income could suffer in future periods while the bulk of its assets are held in relatively low-yielding cash equivalents.
         Michigan BIDCO makes its investments in the form of loans or direct equity investments, or a combination thereof. The BIDCO's limit on its investment in one borrower is currently $500,000, and the BIDCO arranges participations for investments in excess of this amount. By management policy, the Bank is restricted from investing or lending to a business that the BIDCO finances. The BIDCO typically receives warrants or participation rights in the companies in which it invests. To date, investments (at original investment cost) have been made in the following types of businesses:

Michigan BIDCO, investments:
                                        Total          Equity
Industry                           Investment          Participation?

#1  ABC-TV affiliate               $1,472,000          repurchased
#2  Adult foster care                  40,000          no
#3  Bridal shop                        64,000          no
#4  Cable TV                          545,000          repurchased
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
                                  ===========

         The loans associated with investments #1, 2, 5, 6, 7, 9, 13, 18, 19, 21 and 24 have been repaid in full. Loan participations have been sold in loans associated with investments #1, 3, 4, 6, 10, 11, 17, 18, 21, 23 and 27. At September 30, 1998, the BIDCO had no outstanding conditional commitments to lend.

         Northern Michigan Foundation. In 1995 and 1996, the BIDCO donated $300,000 to capitalize Northern Michigan Foundation (the "Foundation"). The BIDCO and the Foundation share administrative staffs and offices, with the Foundation reimbursing the BIDCO for these services. The monthly management fee paid by the Foundation to the BIDCO is currently approximately $16,000. As a result of its capitalization by the BIDCO, the Foundation was able to borrow a total of $2,000,000 from the U.S. Department of Agriculture's Rural Development Service ("USDA RDS") at 1% interest with a 30 year term. As of September 30, 1998, the Foundation had a portfolio of $958,296 of loans to thirteen borrowers, with $338,750 undrawn and available for lending from the USDA RDS loan, and cash available of $1,022,167 for relending from paid off loans and the Foundation's initial equity capital.

Non-Interest Expense

         Non-interest expense decreased to $1,593,418 in the three months ended September 30, 1998 from $1,760,795 for the three months ended September 30, 1997. The decrease was primarily the result of cost containment measures at the Bank, which were only partially offset by profit sharing reflected as salary and wage expense at Varsity Mortgage, and the expansion of business at Varsity Mortgage, Varsity Funding and Midwest Loan Services.
         Non-interest expense decreased to $4,984,673 in the nine months ended September 30, 1998 from $5,510,778 for the nine months ended September 30, 1997. The decrease was principally a result of the same factors as in the three month periods discussed above.
         Non-interest operating expense for only the parent company increased to $37,020, for the three month 1998 period from $19,963 for the 1997 period. Salary expense was higher in the 1998 period as a result of exploratory work on the formation of a real estate investment trust. Non-interest operating expense for only the parent company increased to $151,541 for the nine month 1998 period to $126,898 for the 1997 period. Legal, audit, public listing and interest expenses were lower in the 1998 period as a result of cost containment measures, but were more than offset the increase in project related salary discussed above.

Year 2000 Issue

         The Year 2000 issue concerns the potential impact of computer software code that only utilizes two digits to represent the calendar year (e.g. "98" for "1998"). Software of this type, if not corrected, could produce inaccurate or unpredictable results at any time, and especially after January 1, 2000, when current and futures dates have a lower two digit year number than dates in this century. The Company, similar to most financial services providers, is significantly subject to the potential impact of the Year 2000 issue due, among other matters, to the nature of financial information. Potential impacts to the Company may arise from software, computer hardware, and other equipment both within the Company's direct control and outside of the Company's ownership, yet with which the Company electronically or operationally interfaces. Financial institution regulators have intensively focused on Year 2000 exposures in the institutions they regulate, issuing guidance concerning the responsibilities of senior management and directors. Year 2000 testing and certification is being addressed as a key safety and soundness issue in conjunction with regulatory exams. The failure to implement an adequate Year 2000 program can be identified as an unsafe and unsound banking practice.

         In order to address the Year 2000 issue, the Bank has formed a Year 2000 coordination committee with key members of management from the Bank and each operating subsidiary and appointed its Compliance Officer as Year 2000 Coordinator. The Bank and Midwest rely on mainframe computers, which are IBM A/S 400s. Although both A/S 400s are certified as Year 2000 compliant, management decided to pursue an upgrade of the Bank's IBM A/S 400 mainframe memory in connection with the upgrade to a Year 2000 compliant version of the Bank's main banking software application from Peerless Group. Peerless Group has shipped to the Bank a Year 2000 compliant software update and has indicated that it will ship a testing module as soon as the new A/S 400 is installed, which is anticipated shortly. The Bank intends to perform the update procedure and testing in the fourth quarter of 1998. The Bank's total budget for Year 2000 readiness is approximately $93,000 (an increase of $40,000 from the previous estimate as a result of the purchase of the upgraded A/S 400 discussed above), of which approximately 50% was spent as of September 30, 1998, and with the bulk of the remainder (upon delivery of the A/S 400) projected to be spent by year-end 1998. The bulk of the Year 2000 budget is allocated to capital expenditures for software updates and hardware upgrades.

         Actual and budgeted Year 2000 readiness costs do not include the implicit costs associated with the reallocation of internal staff hours to Year 2000 readiness related efforts. Budgeted costs also do not include normal ongoing costs for computer hardware and software that would be replaced even without the presence of the Year 2000 issue in conjunction with the Company's ongoing programs for updating its infrastructure. The Year 2000 budget estimates may change as the Company progresses in its Year 2000 program and obtains additional information and conducts further testing regarding the Year 2000 readiness of third parties.

         The Bank is currently scheduling testing with outside vendors and expects to complete testing in early 1999. Renovation and testing is now complete with respect to an upgraded Novell LAN system recently installed at the Bank, and renovation and testing is nearly complete on all Bank PCs and PC-based software. Additional network-based PC software will be installed and tested once the upgraded A/S 400 has been installed.
         Evaluation, renovation and testing of all PCs, software and the Novell LAN system are complete at Varsity Mortgage and Varsity Funding, and their systems are now believed to be Year 2000 compliant.
         At Midwest Loan Services, its IBM A/S 400 mainframe computer is certified to be Year 2000 compliant, and installation of upgraded LSMAS servicing software is scheduled for later this year, with testing anticipated to be completed shortly thereafter. All PC systems and PC software have been evaluated and tested and the bulk are now believed to be Year 2000 compliant. Some non-compliant PC systems will be replaced around year-end 1998. Testing of the PCs that are scheduled to be replaced will occur shortly thereafter.

         The Company has communicated and will continue to communicate with various significant suppliers and major borrowers and customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company is requesting that such third party vendors indicate whether their products and services are Year 2000 compliant and whether they have a program to test for that compliance. However, the activities of third parties in responding to the Year 2000 issue is beyond the control of the Company.

         Despite the Company's activities to address the Year 2000 issue, there is no assurance that certain mission critical vendors such as the Federal Reserve Bank, the Bank's ATM processor, and local power and phone utilities will be Year 2000 compliant by year-end 1999, and if they are not this could have a material adverse effect on the Company's operations, and the Company's borrowers and customers. There can also be no assurance that partial or total systems interruptions or the costs necessary to implement contingency plans, or Year 2000 systems failures affecting borrowers, customers or third party vendors would not have a material adverse effect on the Company's operations and business prospects. The Company cannot estimate the additional cost, if any, of implementing any such contingency plan.

         The Bank has evaluated the Year 2000 readiness of its major borrowers and determined that it has a below average risk (relative to its peer group) from Year 2000 related potential loan losses, due to its primary focus on real estate secured lending. All business loans and loan renewals by the Bank are being evaluated in the context of the Year 2000 readiness of each business. However, it is impossible for the Company to know with any certainty that the Bank or its subsidiaries will not sustain Year 2000 related credit losses, and whether or not such credit losses would be material.

         The Bank and its subsidiaries have established back-up contingency plans to continue operations in the event of a Year 2000 systems failure, based on the assumption that all mission critical computer systems can be certified and tested as being Year 2000 compliant in the next several months. Alternative software and hardware vendors will be utilized in the event that this cannot be accomplished. In addition, a final contingency plan has been established to conduct manual operations using paper forms until such time as a systems failure can be corrected. Management believes that as a temporary measure, it is feasible with the volume of current activity to continue operations in this manner, but there is no assurance that it is possible or what that the cost would not be material.

LIQUIDITY AND CAPITAL RESOURCES

         Capital Resources. The table on the following page sets forth the Bank's risk based assets, and the capital ratios and risk based capital ratios of the Bank. At September 30, 1998, the Bank was well capitalized (the required ratio for "well capitalized" was 5% of total assets (Leverage), 6% (Tier 1) of risk-based assets, and 10% (Tier 1 and 2) of risk-based assets).

                                                                              26
                                 University Bank
               Risk Adjusted Assets & Risk Adjusted Capital Ratio
                               September 30, 1998

                                                             Balance    Risk Weighted
                                                            Sheet (000)   Assets (000)
0% RISK CATEGORY
            Mort-Backed Sec Guaran by GNMA                            2             -
            Currency & Coin                                         202             -
            US Treasury Strip                                       453             -
            Federal Reserve Balance                                  26             -
                                                         -----------------------------
            TOTAL                                                   683             -

20% RISK CATEGORY
            Interest-bearing Balances                                82            16
            Fed Funds Sold                                        3,546           709
            U.S. Gov't sponsored Agency Sec                       2,640           528
            Other Mortgage-Back Securities                            -             -
            Cash Items                                              551           110
            FHLB Stock                                              848           170
            Balances due from depository Inst                       263            53
                                                         -----------------------------
            TOTAL                                                 7,930         1,586

50% RISK CATEGORY
            Qualifying 1st liens on 1-4 family                   21,504        10,752
                                                         -----------------------------
            TOTAL                                                21,504        10,752

100% RISK CATEGORY
            ALL OTHER ASSETS                                     20,951        20,951

ON BALANCE SHEET ITEMS EXCLUDED FROM CALCULATION                    113


            TOTAL ASSETS                                         51,181        33,289
                                                         =============================


                           TIER 1 CAPITAL                    Balance
            Common Stock                                            200
            Surplus                                               4,262
            Undivided Profits & Capital Reserves                   (451)
            Minority Interest                                       201
            Other identifiable Intangible Assets                      -
            TOTAL TIER 1 CAPITAL                                  4,212

                           TIER 2 CAPITAL
            Allowance for loans & Lease losses                      388
            Excess LLR (limited to
            1.25% gross risk-weighted assets                          -
            TOTAL TIER 2 CAPITAL                                    388

            TOTAL TIER 1 & TIER 2 CAPITAL                         4,600

            TIER 1/TOTAL ASSETS                                   8.23%
            TIER 1 & 2/TOTAL ASSETS                               8.99%

            TIER 1/TOTAL RISK-WEIGHTED ASSETS                    12.65%
            TIER 1 & 2/TOTAL RISK-WEIGHTED ASSETS                13.82%

         Bank Liquidity. The Bank's primary sources of liquidity are customer deposits, scheduled amortization and prepayments of loan principal, cash flow from operations, maturities of various investments, the sale of loans held for sale, and borrowings from correspondent lenders secured by securities and/or residential mortgage loans. In addition, the Bank invests in overnight Federal Funds. At September 30, 1998, the Bank had cash and due from banks and fed funds on hand of $4,669,262. The Bank has an unused $5,000,000 line of credit secured by investment securities and portfolio residential mortgage loans and a line of credit from a correspondent secured by mortgage loans for sale to the secondary market. In order to bolster liquidity, the Bank has also sold brokered CDs from time to time.
         Parent Company Liquidity. At year-end 1997, University Bancorp, Inc. held cash and marketable equity securities of $123,180. This decreased by $69,730 to $53,450 at September 30, 1998. The decrease in cash and marketable equity securities was due to the amortization of the Company's indebtedness, which was only partially offset by the realization of capital gains on the securities available for sale.
         During the nine months ended September 30, 1998 no dividends were paid from the Bank, as a result of low profitability at the Bank. Dividends from the Company's bank subsidiary together with earnings from the cash and marketable equity securities held by the parent company are the principal sources of cash used to fund the parent company's indebtedness owing to North Country Bank & Trust ("NCB&T"), which amounted to $856,688 at September 30, 1998 and $922,688 at December 31, 1997. The NCB&T note calls for fully amortizing principal payments of $33,000 per quarter through maturity in 2004. Management believes that the cash and securities on hand and the Company's remaining investment in Michigan BIDCO convertible bonds are currently sufficient to cover expected required principal reductions during 1998 and early 1999 on the holding company's loan.

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

         Falling long term and short term interest rates tend to decrease the value of the Bank's and Midwest Loan Services' investment in mortgage servicing rights and decrease the Bank's and Midwest Loan Services' current return on such rights by increasing required amortization rates on the rights. Falling long and short term interest rates also decrease origination activity at Varsity Funding as residential lenders focus on refinancing activity rather than borrowers who need alternative sources of funding outside of traditional secondary market loans. However, falling interest rates tend to increase new mortgage origination activity, positively impacting current income from the Bank's retail mortgage banking operations and Varsity Mortgage's operations. Falling interest rates also increase Midwest Loan Services' rate of growth, but decrease the duration of its existing subservicing contracts. Lastly, falling long term interest rates would tend to increase the value of certain securities owned by the Bank intended as market value hedges for the Company's portfolio of mortgage servicing rights. The table on the following page details the Bank's asset/liability sensitivity as of September 30, 1998.

         PART II OTHER INFORMATION

Item 1. Legal Proceedings

         There are no material pending legal proceedings to which the Company or any of its subsidiaries is party or to which any of their properties are subject.

Item 2. Changes in Securities

         During June 1998 an aggregate of 16,445 shares of common stock, par value $0.01 per share of the Company were issued to the Company's non-contributory Employee Stock Ownership Plan. The Company charged to non-interest expense, salaries and benefits, the fair market value of the shares contributed, $53,445.

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

         Parent Company Condensed Financial Information

               Certain condensed financial information with respect to University Bancorp, Inc. follows:

                                 UNIVERSITY BANK                              30
                        Asset/Liability Position Analysis        09/30/98
                                  ($ in 000's)
                            Maturing or Repricing in

                                      3 Mos    91 Days to   1 - 5     Over 5      ALL
            ASSETS                   or Less     1 Year     Years     Years      OTHERS     TOTAL
            ------                   -------     ------     -----     -----      ------     -----
    Fed Funds                          3,546          0         0          0          0      3,546
    Loans (1)                          2,447      3,634     7,011      2,471          0     15,563
    Canadian Investments                   0          0         0          0          0          0
    Securities Available for Sale        959          0         2      2,974          0      3,935
    Securities held for Sale               0          0         0          0          0          0
    Loans held for Sale               11,455          0         0          0          0     11,455
    Matured Loans                        527          0         0          0          0        527
    Variable Rate Loans                8,149          0         0          0          0      8,149
    Other Assets                       1,089          0         0      3,336          0      4,425
    Fixed Assets                          37        110       275      1,054          0      1,476
    Cash and Due from Banks                0          0         0      1,074          0      1,074
    Overdrafts                             2          0         0          0          0          2
    Non-Accrual Loans                      0          0         0        323          0        323
    Discount FHA Title 1                   0          0         0          0          0          0
    Valuation Adjustment                   0          0         0          0          0          0
                                      ------      -----     -----     ------       ----     ------
      TOTAL ASSETS                    28,211      3,744     7,288     11,232          0     50,475

            LIABILITIES

    CD's over $100,000                 1,140      8,405       986          0          0     10,531
    CD's under $100,000                2,457      4,921     3,040         57          0     10,475
    MMDA                              13,413          0         0          0          0     13,413
    NOW                                3,032          0         0          0          0      3,032
    Demand                               127          0         0      1,698          0      1,825
    Savings                                0        160         0          0          0        160
    Canadian Savings                       0          0         0          0          0          0
    Other Liabilities                      0        826       825        363          0      2,014
    Drafts Payable                     5,010          0         0          0          0      5,010
    Borrowings                             0          0         0          0          0          0
    Equity                                 0          0         0      4,015          0      4,015

                                      ------     ------     -----      -----       ----     ------
      TOTAL LIABILITIES               25,179     14,312     4,851      6,133          0     50,475


            GAP                        3,032    (10,568)    2,437      5,099          0          0


            CUMULATIVE
            GAP                        3,032     (7,536)   (5,099)         0          0

            GAP
            PERCENTAGE                  6.01%    -14.93%   -10.10%      0.00%      0.00%

    Notes:
     (1) Net of bad debt reserves.

                      UNIVERSITY BANCORP, INC. (The Parent)                   31
                            Condensed Balance Sheets
                     September 30, 1998 and December 31,1997
                                   (Unaudited)


                                                                     September 30,       December 31,
                                                                         1998                1997
                                                                    ----------------   ----------------
         ASSETS
         Cash and cash equivalents                                    $   27,342          $   41,676
         Securities available for sale                                    25,845              81,504
         Michigan BIDCO senior debentures                                114,223             200,916
         Investment in subsidiary Bank                                 4,014,892           3,958,927
         Other Assets                                                    102,223             879,328
                                                                       ---------          -----------
           Total Assets                                               $4,284,525          $5,162,351
                                                                      ==========          ===========



         LIABILITIES AND SHAREHOLDERS' EQUITY
         Note payable                                                 $  856,688          $  922,688
         Accounts payable and other liabilities                           23,211             841,219
                                                                      ----------          -----------
         Total Liabilities                                               879,899           1,763,907
         Stockholders Equity                                           3,404,626           3,398,444
                                                                      ----------          -----------
          Total Liabilities and Stockholders Equity                   $4,284,525          $5,162,351
                                                                      ==========          ===========

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES                 32
           Condensed Statements of Operations and Comprehensive Income
                 For the Periods Ended September 30, 1998, 1997
                                   (Unaudited)

                                                       For Three Month   For Three Month    For Nine Month    For Nine Month
                                                       Period Ended      Period Ended      Period Ended        Period Ended
                                                           1998              1997              1998                1997
                                                      ----------------  ----------------  ----------------    ---------------
         Income:
            Dividends from subsidiary                               -   $             -                 -     $            -
            Securities Gain                                    13,481                 -            86,038             41,155
            Other                                     $        61,874             4,671   $        79,619             15,973
                                                      ----------------  ----------------  ----------------    ---------------
                        Total Income                           75,355             4,671           165,657             57,128
         Expense:
            Interest                                           19,973            23,397            62,917             70,132
            Public Listing Expense                              3,505            10,215            21,181             53,120
            Salary & Benefits                                  24,442             1,045            78,107             37,367
            Legal/Accounting                                    8,016             6,594            14,689             38,848
            Other                                               1,059             2,110            12,921             22,206
                                                      ----------------  ----------------  ----------------    ---------------
                        Total Expense                          56,995            43,361           189,815            221,673

         Income (loss) before federal income taxes
             (benefit) and equity in undistributed
             net income (loss) of subsidiaries                 18,360           (38,690)          (24,158)          (164,545)
         Federal income taxes (benefit)                             0           (26,885)                0            (48,567)
                                                      ----------------  ----------------  ----------------    ---------------
         Income (loss) before equity in
              undistributed net income of subsidiaries         18,360           (11,805)          (24,158)          (115,978)
         Equity in undistributed net income (loss)
              of subsidiaries.                               (133,731)         (174,800)           39,960           (272,506)
                                                      ----------------  ----------------  ----------------    ---------------
         Net Income                                   $      (115,371)  $      (186,605)  $        15,802     $     (388,484)
                                                      ================  ================  ================    ===============

         Comprehensive Income                         $      (117,282)  $      (198,200)  $        (9,839)    $     (374,063)
                                                      ================  ================  ================    ===============

         Net Income per Common Share
         Basic                                        $         (0.06)  $         (0.09)  $          0.01     $        (0.20)
                                                      ================  ================  ================    ===============

         Diluted                                      $             NA  $             NA  $           0.01    $            NA
                                                      ================  ================  ================    ===============

                      UNIVERSITY BANCORP, INC. (The Parent)                   33
                        Condensed Statement of Cash Flows
          For the Three Month Periods Ended September 30, 1998 and 1997

                                                                              1998               1997
                                                                         ---------------    ---------------
           Reconciliation of net income (loss) to net cash used in
             operating activities:
              Net Income (Loss)                                        $         15,801   $       (388,485)
             Loss(gain) on sale of investments                                  (86,038)                 0
              Decrease/(increase) in receivable from affiliate                   21,300            675,465
              Decrease/(increase) in Other Assets                                     0           (692,924)
              Increase(Decrease) in interest payable                            (47,361)             5,175
              Increase(Decrease) in other liabilities                           (19,179)          (121,454)
              Decrease(Increase) investment in subsidiaries                     (39,960)           (81,924)
                                                                         ---------------    ---------------
                Net cash provided by (used in) operating activities            (155,437)          (604,147)
                                                                         ---------------    ---------------

          Cash flow from investing activities:
            Subsidiary dividends received                                             0                  0
            Contributions of capital to subsidiary                                    0                  0
            Advances to Michigan BIDCO                                                0                  0
            Purchase of available for sale securities                           (25,845)                 0
            Proceeds from sale of available for sale securities                 216,927             54,372
                                                                         ---------------    ---------------
                Net cash provided by (used in) investing activities             191,082             54,372
                                                                         ---------------    ---------------

          Cash flow from financing activities:
            Principal payment on notes payable                                  (66,000)           (37,500)
            Proceeds from sale of common stock                                   53,445            554,543
            Purchase of treasury stock                                          (37,424)                 0
                                                                         ---------------    ---------------
                Net cash provided by (used in) financing activities             (49,979)           517,043
                                                                         ---------------    ---------------

              Net changes in cash and cash equivalents                          (14,334)           (32,732)

          Cash and cash equivalents:
            Beginning of year                                                    41,676             41,113
                                                                         ---------------    ---------------

            End of period                                              $         27,342   $          8,381
                                                                         ===============    ===============

         Supplemental disclosure of cash flow information:
          Cash paid during the year for:
            Interest                                                   $         54,318   $         18,726

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

                                        UNIVERSITY BANCORP, INC.

Date:    November 13, 1998              /s/ Donald F. Rositano
                                        -------------------------
                                        Donald F. Rositano
                                        Chief Financial Officer
                                        (On behalf of the registrant
                                        and as
                                        Principal Financial Officer)

         Exhibit Index
         -------------                            Sequentially
                                                  Numbered
                                                  Page
                                                  ------------


11.      Computation of per share earnings             36

27.      Financial Data Schedule                       37