Form 10-K405
period 1998-12-31
UNIVERSITY BANCORP INC /DE/
filed 1999-03-31
CIK 811211

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
               OF 1934 for the fiscal year ended December 31, 1998
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 For the
               transition period from ____________ to ___________

                         Commission file number 0-16023

                            UNIVERSITY BANCORP, INC.
             (Exact name of registrant as specified in its charter)

       Delaware                                          38-2929531
(State or other jurisdiction of               (I.R.S. Employer incorporation)
Identification No.

  959 Maiden Lane, Ann Arbor, Michigan                 48105
(Address of principal executive offices)             (Zip Code)

       Registrant's telephone number, including area code (734) 741-5858

Securities registered pursuant to section 12(b) of the Act: NONE
Securities registered pursuant to section 12(g) of the Act:
                    Common Stock, par value $.010 per share

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
         The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the average bid and asked price for the Registrant's Common Stock on March 15, 1999, as reported by NASDAQ, was approximately $1,508,285.*
         The number of shares outstanding of the Registrant's Common Stock as of March 15, 1999: 1,989,139 shares.

* For purposes of this calculation shares of the Registrant held by directors and officers of the Registrant and officers of its subsidiaries and other affiliates have been excluded.

         Documents Incorporated by Reference:   Portions of the registrant's
Proxy Statement, to be filed by April 29, 1999 for the 1999 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Report.


                               page 1 of 82 pages
                 Exhibit index on sequentially numbered page 74

PART I.

ITEM 1. - BUSINESS

         GENERAL

         University Bancorp, Inc. a Delaware corporation (individually and on a consolidated basis with its subsidiary where the context indicates, the Company" or the "Corporation"), operates as a bank holding company for its wholly-owned subsidiary, University Bank. University Bank (the "Bank") is a state chartered community bank. The Bank was chartered by the state of Michigan in 1908 as successor to a banking organization organized in 1890. The Bank changed its name from "The Newberry State Bank" to its current name in July 1995 to more closely identify the name of the Bank with its current place of business. Ann Arbor, the home of the University of Michigan, is a university town. The Bank's accounts are insured by the Federal Deposit Insurance Corporation.

         University Bancorp, Inc. is essentially a holding company for the Bank and it invests available cash resources in marketable equity and debt securities and interest bearing deposits. At December 31, 1998 University Bancorp, Inc. had cash on deposit of $33,702 and other investments at fair value of $88,305. University Bancorp, Inc. changed its name to University Bancorp, Inc. from Newberry Bancorp, Inc. in June 1996, to more closely identify the bank holding company with the Bank.

         University Bank is headquartered in the town of Ann Arbor, Michigan, which is the largest city in Washtenaw County, just west of the Detroit Metropolitan Statistical Area ("Detroit MSA"). Following the closing of its sale of bank office assets and liabilities relating to its former main office in Newberry, Michigan and its two branch offices in Sault Ste. Marie, Michigan on December 5, 1994, more fully described below, during 1995, the Bank relocated its main office to the former offices of its mortgage operation in Sault Ste. Marie, Michigan. Sault Ste. Marie is the largest city in the eastern Upper Peninsula of Michigan and the county seat of Chippewa County. During 1995 the Bank was primarily engaged in residential mortgage lending and servicing operations, and the investment of deposits and other bank borrowings in various investments, including investment securities issued by government agencies and U.S. Treasury securities. On February 6, 1996, the Bank opened its new Ann Arbor main office. During the fourth quarter of 1997, the Bank closed its Sault Ste. Marie office and centralized its accounting function in Ann Arbor.

         The Bank conducts its banking business from its headquarters office in Ann Arbor. The Bank's primary market area is defined as the City of Ann Arbor and surrounding areas in greater Washtenaw County.

         Mortgage Banking. In October 1995, the Bank established a new mortgage banking subsidiary, Varsity Funding, L.L.C. ("Varsity Funding"). Varsity Funding specialized in the purchase and origination of impaired credit, or subprime quality, residential mortgages, for sale to non-U.S. government agency-backed mortgage conduits. Varsity Funding's offices were located in Farmington Hills, Michigan, which is located on the northwest side of the Detroit MSA. During early 1997, Varsity Funding also established a retail residential mortgage operation through an office in Farmington Hills, Michigan. The retail division was expanded to include an office in Columbus, Ohio in January 1998.

         In February 1996, Varsity Funding expanded the scope of its operations by establishing another subsidiary of the Bank, Varsity Mortgage, L.L.C. ("Varsity Mortgage"). The Varsity Mortgage mortgage banking operation purchases residential home loans which generally qualify for sale to secondary market investors under the underwriting criteria of the Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") from correspondents in Michigan and in adjacent states. Loans purchased from correspondents or originated internally by the Bank are then either pooled into mortgage-backed securities and the securities are sold to investors or they are sold directly to FHLMC or FNMA. The Bank's mortgage banking operations sell on a continuous basis the servicing rights to the loans or securities it originates. In December 1998, the Bank sold the bulk of a small portfolio of owned mortgage servicing rights.

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

         The profit of Varsity Mortgage is subject to an agreement (the "Net Branch Agreement") with the executives who have organized and supervised the operation under which profits and/or revenues are shared between the Bank and the employees of the subsidiaries. In future years, as a result of a profit sharing agreement, the Bank is entitled to share profits of Varsity Mortgage on a 50/50 basis with the managers and employees of this subsidiary.

         As a result of upheavals in the national secondary market for subprime quality residential mortgages, in December 1998 Varsity Funding exited the subprime business. Varsity Mortgage acquired the retail operations of Varsity Funding, which will be operated as the Retail Division of Varsity Mortgage. As a result of changes in the types of loans that FNMA and FHMLC are willing to buy, in early 1999 Varsity Mortgage began purchasing and pooling A- credit quality residential mortgages.

         Mortgage Subservicing. In July 1995 the Bank terminated its mortgage servicing operation in Sault Ste. Marie by outsourcing its servicing operations under a contract with Midwest Loan Services,

Inc., of Houghton, Michigan ("Midwest Loan Services"). In December 1995, the Bank acquired 80% of the common stock of Midwest Loan Services, which specializes in subservicing, for the account of credit unions, financial institutions and mortgage brokers, of residential mortgage loans sold to FNMA, FHLMC and other private residential mortgage conduits.

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

         Northern Michigan Foundation. In December 1995, the BIDCO donated $225,000 to capitalize Northern Michigan Foundation (the "Foundation"), and in early 1996, donated an additional $75,000 to the Foundation. The Foundation is an IRS-approved 501c(3) non-profit which is an intermediary lender to rural small businesses under the U.S. Rural Economic Community Development Service Agency ("U.S. RECDS") Intermediary Relending Program. As a result of its capitalization by the BIDCO, the Foundation was able to gain the right to borrow a total of up to $2,000,000 from the U.S. RECDS at 1% interest with a 30 year term. A portion of the BIDCO's overhead is reimbursed by the Foundation under the terms of a management services contract. The BIDCO is paid a monthly fee reflecting reimbursement for expenses incurred. The BIDCO and the Foundation share administrative staffs and offices, with the Foundation reimbursing the BIDCO for these management services.

         University Insurance & Investment Services. On December 31, 1996, the Bank established a new insurance and investment sales agency subsidiary, called, University Insurance & Investment Services, Inc., based in its Ann Arbor main office. The agency is licensed by the State of Michigan as an insurance agency. The focus of the insurance agency is life and healthcare insurance brokerage, and mutual fund and annuity sales. On December 18, 1998, the agency acquired University Insurance Center, Inc., a fully-licensed but inactive commercial insurance agency. University Insurance Center, Inc. ("UIC") commenced business on February 25, 1999 and is a full service property and casualty insurance agency offering insurance for homes, autos, apartments and businesses.

         EMPLOYEES

         The Company employed 67 full-time persons at January 31, 1999, including the following:

                  Michigan BIDCO                             3
                  Midwest Loan Services                     10
                  University Bank, Ann Arbor                23
                  University Insurance & Investment          3
                  Varsity Mortgage                          28

         LINES OF BUSINESS

         COMMUNITY BANKING, ANN ARBOR

         The Bank opened its office in Ann Arbor on February 6, 1996. The retail savings products and services of the Bank include demand deposit and NOW interest-bearing checking accounts, money market deposit accounts, regular savings accounts and term deposit certificates ranging in maturity from three to three hundred months. The Bank also offers self-directed retirement accounts, free access to 24-Hour ATM machines, telephone banking, VISA debit cards and Gold VISA accounts. The Bank also is a member of Mastercard, but currently is not offering a Mastercard product. The Bank also offers Canadian Dollar foreign exchange services. From time to time to raise liquidity, the Bank sells CDs through brokers.

         The Bank's community banking operation offers a range of traditional lending products, including commercial small business loans, residential real estate mortgage loans and home equity loans, commercial real estate mortgage loans, consumer installment loans, and land development and construction loans.

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

         The Bank is currently, and Varsity Mortgage has since inception been, selling the servicing right on all mortgages originated. The Bank's accounting department administers the Bank's table funding of its mortgage banking subsidiaries from the Ann Arbor office.

         Reference is made to the discussion of the mortgage banking business in
ITEM 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, in the section entitled

"Non-Interest Income and Non-Interest Expense", under the heading Mortgage Banking.

         MORTGAGE SUBSERVICING

         The Bank's 80% owned subsidiary, Midwest Loan Services, specializes in subservicing, for the account of other financial institutions and mortgage brokers, residential mortgage loans sold to FNMA and FHLMC and other non-agency private conduits. Mortgage servicing firms receive monthly payments from loan customers, aggregate and account for these payments, and send the funds to mortgage-backed securities holders, such as pension funds and financial institutions. Mortgage servicers also dun delinquent accounts and foreclose loans, if required. Midwest is regulated by FHLMC and FNMA. Mortgage servicers receive a fixed monthly fee for performing this service. As of December 31, 1998, Midwest Loan Services subserviced a total of 4,029 loans, 3,113 for non-affiliated companies, and 916 loans serviced for the Bank and Midwest Loan Service's own account.

         INVESTMENT SECURITIES

         The Bank maintains surplus available funds in investments consisting of short-term money market instruments, U.S. government bonds, U.S. federal agency obligations, and mortgage-backed securities backed by federal agency obligations. The Bank's investments and the Company's cash and equity portfolio are managed by the President of the Company, subject to the review and approval of the Board of Directors of the applicable corporate entity. The securities of the Company and the Bank provide a source of liquidity to meet operating needs. At December 31, 1998, the Bank's investments had a net unrealized loss of approximately $183,122 versus a net unrealized loss of approximately $18,880 at December 31, 1997.

         The following table discloses certain information regarding securities held by the Company, the amortized cost of which exceeded more than 10% of stockholders' equity as of December 31, 1998:

                           Final    Market  Amortized
Issuer                   Coupon     Yield   Maturity        Value           Cost
------                   ------     -----   --------        -----           ----
RTC 91-12-A1 (1)           FRN      5.86%   01/25/21       424,514       420,737
FNMA CMO92-190F (2)        VAR      6.29%   11/25/07       506,400       502,813
FHLBI equity (3)           VAR      8.00%      None        848,400       848,400
FNMA CMO93-205H (4)        PO       4.15%   9/25/23      1,548,925     1,684,616
US Treasury Strip          PO       5.33%   2/15/27        442,000       466,824


-----------------------

(1) The floating rate Resolution Trust Corporation bond is backed by a portfolio of single family home mortgages. Due to the structure of the issue, the expected average life is 2-3 years. Although issued by a government sponsored agency they are not government guaranteed. The bonds are rated "AA" by Standard & Poor's and the coupon floats at 100 basis points over the 11th District Cost of Funds Index, adjusted monthly.

    (footnotes continued on following page)

(2) The coupon of these FNMA securities adjusts every month to 1.60% over the three month T-Bill rate, with a 9% life of security cap.

(3) The rate varies quarterly. The Bank is required to maintain the investment in Federal Home Loan Bank of Indianapolis (the "FHLBI") common stock in an amount related to the Bank's single family mortgage related assets and FHLBI advances. Shares can be redeemed or sold at par value to the FHLBI as required from time to time.

(4) This Principal Only strip has an expected average life of six years.


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

         At the time of establishment, the BIDCO received $3,000,000 in financing from the Michigan Strategic Fund. This investment was made in the form of a ten year loan which carries concessionary terms allowing it to be converted to a grant over time under certain circumstances. The BIDCO earns grants applied against the $3,000,000 Michigan Strategic Fund financing if there is growth in the sales and jobs of the businesses the BIDCO invests in. At the time of establishment, Michigan BIDCO sold in installments $3,000,000 in 9% Senior Convertible Bonds to match the State of Michigan's commitment, all of which amount had been issued at December 31, 1998.

         The financial statements of the BIDCO are presented using the investment company method, and, accordingly, investments in stocks, stock warrants, limited liability companies and loans ("BIDCO Investments") are reported at fair value. BIDCO typically invests in companies for which current market quotations are not readily available; therefore management estimates the fair value of BIDCO Investments on a quarterly basis and the Board of Directors approves the fair value estimates. In deriving its estimates, management reviews the financial condition and operating performance of the investee companies, as well as performance of the company with its contractual arrangements with BIDCO. The fair value of BIDCO Investments is then estimated by the use of operating cash flow multiples applicable to a company's industry, discounted cash flow analyses, and other valuation techniques. Management and the Board of Directors believe the procedures used and assumptions made are reasonable in the circumstances; however, the fair value estimates may differ significantly from the values that would have been used had current market quotations been available.

         The Bank's investment in the BIDCO is accounted for under the equity method, and $50,301, ($55,499) and $128,219 of income (loss)
from the BIDCO was included in the results of operations for the years ended December 31, 1996, 1997, and 1998, respectively. At December 31, 1998, the Company owned $67,977 in bonds issued by the BIDCO. If there were a conversion of outstanding convertible bonds, the Bank and the Company would together own 12.17% and 15.61% at December 31, 1998 and 1997. In addition, upon conversion, certain Corporation officers and directors and their immediate family (two of whom serve as President and Chairman of the Corporation) would have an ownership interest in the BIDCO of 29.4%. The conversion may take place, at the election of the BIDCO, subsequent to any time that the BIDCO's equity pursuant to an audit performed using generally accepted auditing standards exceeds $1,500,000. If the bonds are converted and the Company's ownership of the BIDCO at that time is less than 20%, the net income of the BIDCO may not be included in the Company's statement of operations under the equity method. There is no assurance that the Company's ownership of the BIDCO will not drop under 20% in the future.

         Michigan BIDCO invests in businesses in Michigan with the objective of fostering job growth and economic development. The BIDCO has, by general policy of its board of directors, a loan to one borrower limit of $500,000. In order to be able to make investments larger than this lending limit, Michigan BIDCO will leverage its investment with loan guarantees from government agencies, the guaranteed portion of which is sold in the form of a participation, or if a government agency loan guarantee is unavailable, a participation may be sold to one or more investors, including BIDCO management, bondholders and directors. As of December 31, 1998, the BIDCO had made twenty-seven investments, amounting to a total of $13,413,600 at original cost. At December 31, 1998, Michigan BIDCO had total assets of $5,327,697.

         Michigan BIDCO makes its investments in the form of loans or direct equity investments, or a combination thereof. The BIDCO typically receives warrants or participation rights in the companies in which it invests. As a matter of policy, the Bank restricts itself from investing or lending to a business that the BIDCO finances, and related parties which co-invest with the BIDCO must do so on a basis equal to or less favorable than the BIDCO's. As of December 31, 1998, investments (at original investment cost) have been made in the following types of businesses:


         Michigan BIDCO, investments:          Total             Equity
         Industry                              Investment        Participation?

         ABC-TV affiliate                    $ 1,472,000         repurchased
         Adult foster care                        40,000                  no
         Bridal shop                              64,000                  no
         Cable TV                                545,000         repurchased
         Children's clothing manufacturer        200,000         repurchased
         Commercial laundry                      180,000                  no
         Environmental engineering               100,000         repurchased
         Fishing supplies                         50,000                  no
         Home health care                         20,000                  no
         Hunting supplies                        100,000                  no
         Industrial supply                        85,000                  no
         Limited service hotels                  738,600                 yes
         Manufacturing                           200,000                  no
         Manufacturing                           200,000                  no
         Manufacturing                           200,000                  no
         Metal manufacturing                      80,000                  no
         Paper converting                      2,762,000                 yes
         Plastic injection molding             2,000,000         repurchased
         Plastic mold manufacturing               25,000                  no
         Railcar parts manufacturing             125,000                  no
         Railroad boxcar leasing               1,500,000                  no
         Recreational services                   160,000                  no
         Recycled paper pulp mill                780,000                 yes
         Residential mortgage subservicing       450,000         repurchased
         Secured credit card issuer              540,000                  no
         Tissue paper mill                       700,000         repurchased
         Truck maintenance                        70,000                  no
                                             -----------
         Total                               $13,413,600
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

         COMPETITION

         COMMUNITY BANKING, ANN ARBOR

         The Bank's attraction and retention of deposits depend on its ability to provide investment opportunities that satisfy the requirements of investors with respect to rate of return, liquidity, risk and other factors. The Bank competes for these deposits by offering personal service, competitive rates and fees, and a variety of savings programs including tax-deferred retirement programs.

         The Bank competes for loan originations primarily through the the quality of services it provides to its loan customers, competitive interest rates and loan fees, rapid and local decision-making and the range of services it offers. The Bank's competition in originating loans comes principally from other commercial banks, credit unions, insurance companies, mortgage banking companies and savings and loans.

         The following table shows market share of deposits for Washtenaw County by financial institution for June 1998, June 1997 and June 1996 (from the FDIC's annual branch deposit survey:

         WASHTENAW COUNTY FINANCIAL INSTITUTION DEPOSITS:

                                          1998       1997        1996
         Great Lakes Bancorp              16.2%      18.9%      18.2%
         National City Bank               14.4%      15.6%      17.0%
         Republic Bank                    11.1%       5.9%       5.8%
         Comerica Bank                     9.8%      10.1%      10.3%
         Bank One                          9.5%      10.2%      10.4%
         Key Bank                          7.1%       7.4%       9.4%
         Standard Federal FSB              4.1%       4.8%       5.0%
         Ann Arbor Commerce Bank           3.6%       3.0%       2.3%
         Citizens Bank                     3.3%       3.6%       3.6%
         Chelsea State Bank                3.1%       3.3%       3.0%
         University of Michigan CU         2.9%       3.0%       2.8%
         Huron River Area CU               2.5%       2.7%       2.5%
         Michigan Natl Bank                2.3%       2.5%       2.7%
         Bank of Ann Arbor                 2.2%       1.2%       0.6%
         Flagstar Bank FSB                 1.9%       1.4%       0.6%
         Midwest Financial CU              1.7%       1.9%       1.9%
         Automotive FCU                    1.2%       1.3%       1.4%
         University Bank                   1.0%       1.1%       0.3%
         Charter One FSB                   0.6%       0.7%       0.9%
         Old Kent                          0.5%       0.7%       0.6%
         5 Credit Unions, 2 Banks          1.0%       0.7%       0.7%
         Total Deposits (Bn)            $4.060     $3.604     $3.503


         Total deposits in the county increased 12.7% from June 1997 to June 1998 and increased 2.9% from June 1996 to June 1997. In attracting deposits, the Bank's primary competitors for deposits are mutual funds, other commercial banks, credit unions, savings and loans and insurance companies.

         The Bank's main office is adjacent to the University of Michigan Hospital Complex. The Complex employs a total of 7,800 persons. In mid-February 1999, the nearest competitor to the Bank's main office, a National City Bank branch, was permanently closed. The other major competitor in the local deposit market is Midwest Financial Credit Union, formerly known as Hospital & Health Services Credit Union. The Bank's main office was formerly the headquarters of the latter credit union, which moved its office to a new office building three miles from the Medical Center Complex.

         The Ann Arbor banking market is dominated by banks which are owned by out-of-area holding companies. In the city of Ann Arbor, the University of Michigan Credit Union is the largest locally-owned financial institution. The only locally-owned community financial institutions, excluding University Bank, are Huron River Area Credit Union, Midwest Financial Credit Union, Bank of Ann Arbor, Automotive Federal Credit Union and several smaller credit unions.

         MORTGAGE BANKING

         Origination. The Bank's Ann Arbor community bank, Varsity Mortgage and to a lesser extent Midwest Loan Services' retail origination division purchase or originate internally residential home loans which generally qualify for sale to secondary market investors under the underwriting criteria of the Federal Home Loan Mortgage Corporation (FHLMC) or the Federal National Mortgage Association (FNMA) from correspondents in Michigan and Ohio. Loans purchased or originated internally are either sold directly to FHLMC or FNMA, or are pooled into mortgage-backed securities and the securities are sold to investors in the secondary market.

         The Bank's retail mortgage origination operations encounter competition for the origination of residential real estate loans primarily from savings institutions, commercial banks, insurance companies and other mortgage banking firms. Many of these firms have a well established customer and/or borrower client base. Some competitors, primarily savings institutions, insurance companies and commercial banks, have the ability to create unique loan products from time to time because they are able to close the loans for their own portfolio rather than sell into the secondary market. Most loans sold into the secondary market, however, go to the same sources, those being Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC") and Government National Mortgage Association ("GNMA") guaranteed securities. Most lenders have access to these secondary market sources; therefore, competition often becomes more a matter of service and pricing than that of product. As a mortgage loan originator and a purchaser of mortgage loans through correspondents, the Bank and its affiliates must be able to compete with respect to the types of loan products offered by competitors to borrowers and correspondents, including the price of the loan in terms of origination fees or fee premium or discount, loan processing costs, interest rates, and the service provided by the Bank's staff. An important element in the Bank's ability to compete is master purchase agreements negotiated periodically with FNMA and FHLMC with low and competitive loan guarantee fees, a wide variety of mortgage programs, and a variety of flexible underwriting criteria. The Bank's ability to secure these master purchase agreements is dependent upon the performance from a quality perspective of loans previously sold to the agencies.

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

         The Bank also originates residential loans to be held in portfolio, and management believes that this product together with the product offerings which FHLMC and FNMA have is sufficient for its competitive needs. Although the Bank is currently licensed as a HUD Title 1, Title 2 and Multifamily seller/servicer, it has no plans at this time to expand its utilization of HUD or GNMA programs. However, Varsity Mortgage's retail division does originate a small number of GNMA single family residential loans utilizing the Bank's HUD seller/servicer licenses. The Bank and Varsity Mortgage also are correspondents for several impaired credit conduits and sell this type of residential mortgage on a non-recourse, servicing released basis.

          Varsity Mortgage's retail origination operation also originates secondary market conforming loans. Varsity Mortgage competes primarily with other mortgage banking firms, insurance companies, commercial banks, and savings and loans.

         Mortgage Subservicing and Servicing. Over the last three years, the Bank has sold its portfolio of mortgage servicing rights, while selling all newly originated secondary market mortgage loans, servicing released. In December 1998 the Bank sold the final 1/3 of its retained FHLMC and FNMA mortgage servicing rights portfolio for a loss of $121,224. In the third quarter of 1996, the Bank sold 1/3 of its portfolio of accumulated servicing rights to reduce its investment in this class of asset for a gain of $256,840. In the third quarter of 1997, the Bank sold an additional 1/3 of its accumulated portfolio at no significant gain. Servicing competition is somewhat less intense than the loan origination aspect of mortgage banking. Due to net worth and management requirements, many mortgage origination companies do not have the capacity to service loans. Falling interest rates present competitive challenges for the mortgage servicing operation in that mortgagors are more likely to refinance existing mortgages. The quality of service and the ability of the origination operation to compete on price and service is important in retaining such customers by refinancing them internally, rather than losing the refinancing transaction to a competitor. Increased refinancing activity as a result of falling interest rates should decrease profitability of mortgage servicing by increasing amortization charges on purchased mortgage servicing rights.

         In the subservicing business, Midwest Loan Services competes primarily with a small group of specialized servicing units of mortgage banking companies, and a few specialized units owned by banks and savings and loans. Most of these companies have substantially larger financial resources than Midwest Loan Services.

         Midwest Loan Services is located in Houghton, Michigan in the western Upper Peninsula of Michigan. Personnel and occupancy costs are the largest costs in a mortgage servicing operation, and the prevailing wages and occupancy costs in the Upper Peninsula of Michigan are generally lower than the national average. As a result, the Company believes that Midwest Loan Services' mortgage servicing operation potentially offers its mortgage banking operations a competitive advantage in the future. During 1998, growth in loans serviced for third parties was offset by payoffs due to record low interest rates, sales of Bank owned servicing and the end of an agreement to subservice a portfolio of 900 loans that had been sold by University Bank last year under a one year subservicing agreement, so that the amount of loans serviced by Midwest fell by approximately 19% during the year. Since the Bank has completed its plan of selling servicing rights, if Midwest Loan Services adds additional subservicing customers in the future, there may be an increase in overall loans serviced. Previously, the Bank was selling servicing as Midwest gained additional customers. At year-end 1998, 916 loans serviced by Midwest Loan Services were serviced for the Bank or Midwest Loan Services' own account.

         MICHIGAN BIDCO AND NORTHERN MICHIGAN FOUNDATION

         Michigan BIDCO seeks to invest in businesses located in Michigan. The BIDCO's objective is to seek profit while fostering job growth and economic development in its market area. Michigan BIDCO makes its investments directly, or through investment entities formed with other participants, to make investments, in the form of loans or direct equity investments, or a combination thereof. As such, it competes with other specialized lenders and wealthy investors who make risk-oriented investments in businesses located in Michigan. The BIDCO assumes more credit risk in a typical investment than commercial banks generally are willing to assume when they make loans. The BIDCO does not make an investment in a company unless it can be shown that the funds are not available from a traditional bank lender; therefore, the BIDCO does not compete with banks. There is only one other BIDCO in Northern Michigan; the BIDCO is one of eleven BIDCOs in Michigan. Since year-end 1996, the BIDCO has pursued a strategy of liquidating its existing investment portfolio to raise cash for for two purposes: the buyout of some of the original minority investors in the BIDCO, and two options in expanding its funds under management through other government agency economic development programs.

         The BIDCO's staff manages under a management contract a 501(c)3 IRS-qualified non-profit relending company, Northern Michigan Foundation, which has received the right to borrow $2,000,000 at 1% interest for 30-years from the U.S. RECDS under the RECDS-sponsored intermediate relending program. The Foundation is one of three non-profit, privately-run, U.S. Rural Economic Community Development Service intermediate relending programs located in Northern Michigan. U.S. RECDS was formerly the Farmers Home Administration. Each of these community development loan funds covers six counties as its primary market area.

Certain Financial Information
for the years ended December 31, 1998, 1997 and 1996 (in $000s)(1):



Revenues:                                     1998       1997      1996
         Banking
                  Mortgage banking             809        882      1,000
                  Retail banking             2,365      3,467      2,930
                  Midwest Loan Services        958        713        603
                  Varsity (2)                5,674      4,802      2,327
         Corporate Office                      179         61         84
         Total                               9,985      9,925      6,944
         Michigan BIDCO                        991        624      1,439
Expenses:
         Banking
                  Mortgage banking             974        759        826
                  Retail banking             3,148      4,954      4,169
                  Midwest Loan Services        943        808        601
                  Varsity (2)                5,073      4,539      2,125
         Corporate Office                      243        276        209
         Total                              10,381     11,336      7,890
         Michigan BIDCO                        634        864      1,389
Pre-tax income:
         Banking
                  Mortgage banking            (165)       123        174
                  Retail banking              (783)    (1,487)    (1,199)
                  Midwest Loan Services         15        (95)         2
                  Varsity (2)                  601        263        202
         Corporate Office                      (64)      (215)      (125)
         Total                                (396)    (1,411)      (896)
         Michigan BIDCO (1)                    357        (55)        50
Assets, at Dec. 31, 1998, 1997 and 1996:
         Banking
                  Retail banking &
                    Mortgage banking        40,704     39,084     53,016
                  Midwest Loan Services      1,387      1,340      2,391
                  Varsity                   12,242     15,902     22,379
         Corporate Office                      203      1,203        575
         Total                              54,536     57,529     78,361
         Michigan BIDCO                      5,327      5,684      6,526



(table continued on following page)

Liabilities and Stockholders' Equity,
at Dec. 31, 1998, 1997 and 1996 (in thousands):

         Banking
                  Retail banking
                    & Mortgage banking     41,375     39,929     54,360
                  Midwest Loan Services       363        334      1,286
                  Varsity                  11,942     15,502     21,582
         Corporate Office                     855      1,764      1,133
         Total                             54,536     57,529     78,361
         Michigan BIDCO                     5,327      5,684      6,526
Intersegment Information, at
       Dec. 31, 1998, 1997 and 1996:
         Assets:
                  Retail banking
                   & Mortgage banking        (672)      (845)    (1,344)
                  Midwest Loan Services     1,024      1,006      1,105
                  Varsity                     300        400        797
         Corporate Office                    (652)      (561)      (558)
         Michigan BIDCO                        --         --         --

NOTES TO CERTAIN FINANCIAL INFORMATION TABLE for the years ended December 31, 1998, 1997 and 1996 (in thousands)

(1) Reflects only the Bank's share of Michigan BIDCO's net income in 1998, 1997 and 1996 under the equity method which was 44.1%.

(2) Includes all Varsity LLCs. Varsity Funding commenced operations in October 1995, and Varsity Mortgage commenced operations in March 1996.

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

         Michigan-chartered commercial banks, such as the Bank, are regulated and supervised by the Michigan Department of Commerce, Financial Institutions Bureau, Bank and Trust Division (the "FIB"). As an insured bank, the Bank is also subject to supervision and regulation by the Federal Deposit Insurance Corporation (the "FDIC") and is required to file quarterly reports and other information as required. As subsidiaries of the Bank, Midwest Loan Services, Varsity Funding, Varsity Mortgage and University Insurance & Investment Services (the "Agency") are all also subject to examination by both the FIB and the FDIC. In addition, the Agency is also subject to examination by the State of Michigan's Financial Institutions Bureau, Insurance Division. As a FHLMC, FNMA, and HUD Title 1 and Title 2 and HUD multifamily seller/servicer, the Bank's mortgage banking operation, and the Bank's mortgage operation subsidiaries, including Midwest Loan Services and Varsity Mortgage are subject to regulation and examination by FHLMC, FNMA and HUD.

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

ITEM 2. - PROPERTIES

         In May 1995, the Bank purchased a building in Ann Arbor, Michigan for use as its main office. Beginning October 1, 1995 the Bank has leased a portion of the building to the University of Michigan. Currently 42% of the building is leased for approx. $68,000 (adjusted annually for inflation) plus a pro rata share of the building's expenses. The lease is renewable each year.

         In mid-1996, the Bank leased a site which includes a registered historic landmark building in Ann Arbor, at the corner where Washtenaw Avenue and Stadium Boulevard merge. The Bank also loaned a limited liability company, Tuomy, L.L.C. (associated with non-affiliated third-parties), a sum sufficient to acquire the site, and earned a 1/3 L.L.C. membership interest in the L.L.C. as additional consideration for making the loan. The Bank uses the historic building as a multiple ATM drive-through location and an off-site storage facility.

         The Bank leases an ATM location with an adjacent meeting room in Dexter, Michigan under a three year lease.

         The Bank leases its former loan office in Sault Ste. Marie to an unrelated third-party. Management has listed the property with a local commercial realtor for sale.

         Varsity Mortgage leases an office in Farmington Hills, Michigan under a one-year agreement. Varsity Mortgage's Retail Division leases a small office for retail origination branches in Columbus, Ohio under a short term rental agreement.

         Midwest Loan Services leases an office in Houghton, Michigan under a year-to-year lease.

         Management believes that its office facilities are adequate to support the anticipated level of future expansion of the Bank's business.

         The following table sets forth certain information relating to real estate owned and leased at December 31, 1998. The Bank believes that the fair market value of the real estate which it owns exceeds the book value of such real estate. Based upon a recent appraisal and its assessment of current market conditions, management believes the 16-acre site where the former loan office is located has a fair market value substantially more than its carrying cost of $266,079 as of December 31, 1998. This property is carried as "other real estate owned" in the Company's financial statements as of December 31, 1998 since it is surplus to the Bank's requirements.



                                    Year     Owned or
Office Location                    Opened    Leased      Cost
---------------                    ------    ------      ----
Corporate Office,
Bank Main Office
   959 Maiden Lane
   Ann Arbor, MI 48105              1996     Owned     $789,564

Former Loan Office
   Easterday & I-75
   Sault Ste. Marie, Michigan       1991     Owned     $266,079

Tuomy ATM Drive-through
   Washtenaw & Stadium
   Ann Arbor, Michigan              1996     Leased (1)     -

Dexter ATM & Meeting Room
   Baker Road & Ann Arbor Road
   Dexter, Michigan                 1998     Leased         -

Varsity Mortgage
   33493 14 Mile Rd., Ste. 20
   Farmington Hills, Michigan       1995     Leased         -

Varsity Mortgage Retail Office
   2525-C Oak Stone Drive,
   Columbus, Ohio                   1998     Leased         -

Midwest Loan Services
   616 Sheldon Ave., Ste. 300
   Houghton, Michigan               1991     Leased         -

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

PART II.

ITEM 5. - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK AND DIVIDEND INFORMATION

The Company's Common Stock trades on The NASDAQ Small-Cap Market under the symbol UNIB. As of the March 1, 1999 there were approximately 375 stockholders including approximately 240 beneficial owners of shares held by brokerage firms or other institutions. The high and low sales prices of the Company's common stock as quoted by NASDAQ, for each quarter of the two year period ended December 31, 1998 are listed below. The quotations represent interdealer prices only, without retail markups, markdowns or commissions, and may not necessarily represent actual retail transactions:



                                         High               Low
1998
First Quarter                           $5 31/64           $2  2/3
Second Quarter                           5  1/8             2  3/8
Third Quarter                            4 19/32            3  1/16
Fourth Quarter                           3  7/16            1 31/32

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

CERTAIN SALES OF EQUITY SECURITIES

         Not applicable.

ITEM 6. - SELECTED FINANCIAL DATA

                   UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                 SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
                  (Dollars in Thousands Except Per Share Data)



                                       1998        1997         1996         1995        1994
                                       ----        ----         ----         ----        ----
SUMMARY OF OPERATIONS
Interest income                       4,011     $  4,736     $  3,724     $  2,379     $  3,987
Interest expense                      2,359        3,208        2,733        1,845        2,104
Net interest income                   1,652        1,528          991          534        1,883

Provision for loan losses               118          260          191           17          210
Net interest income after
  provision for loan losses           1,534        1,268          800          517        1,673

Net gain (loss) on investments           98            8          399           56         (178)
Profit from equity investment
  in Michigan BIDCO                     128          (55)          50           95          178
Other non-interest income             5,748        5,236        2,770          631          702
Gain: sale, branches & loans (1)         --           --           --           --        3,018
Non-interest expense                  7,904        7,868        4,915        1,699        2,782

Income (loss) before income tax        (396)      (1,411)        (896)        (402)       2,611
Income tax expense (benefit)           (198)        (293)        (359)        (107)         770

Net income (loss)                      (198)      (1,118)        (537)        (295)       1,841

Selected Year End Balances
Total assets                         54,536       57,529       78,366       38,275       31,827
Loans receivable, net                23,193       27,715       20,669        8,954        4,221
Loans held for sale                  11,863       18,157       30,534        7,983        4,129
Cash, cash equivalents
  and securities                     13,040        4,357       19,898       15,028       19,264
Deposits                             43,220       45,267       49,941       20,745       13,128
Note payable                            826          923          963        1,000        1,000
FHLB advances                            --           --           --       10,000        9,800
Minority interest                       205          201          201          201           --
Stockholders' equity                  3,083        3,398        3,913        4,651        4,096

Shares Outstanding and Per Share
 Data (2)
Common shares, year-end               1,989        1,984        1,943        1,914        1,800
Weighted average shares, year         1,991        1,922        1,866        1,802        1,779
Cash dividends                           --           --           --           --           --
Net income (loss)                  ($  0.10)    ($  0.58)    ($  0.29)    ($  0.17)    $   1.03
Book value                          $  1.55      $  1.81      $  2.01      $  2.43     $   2.27

Selected Ratios
Net average interest rate spread       2.96%        3.43%        2.09%        1.09%        3.03%
Net yield on average
  earning assets                       3.48%        3.07%        2.17%        1.69%        3.42%
Return on average assets              (0.35%)      (1.76%)      (1.08%)      (0.84%)       3.02%
Return on average equity              (6.22%)     (29.23%)     (13.85%       (6.94%)      54.47%
Avg. equity to asset ratio             5.79%        5.76%        7.77%       12.14%        5.55%


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

         This report contains certain forward looking statements which reflect the Company's expectation or belief containing future events that involve risks and uncertainties. Among others, certain forward looking statements relate to the continued growth of various aspects of the Company's community banking, mortgage banking and money management operations and the nature and adequacy of allowances for loan losses. The Company can give no assurance that the expectations reflected in its forward looking statements will prove to be correct. Various factors could cause results to differ materially from the Company's expectations.

         Without intending to be exhaustive, these factors include:

         NEW BUSINESS ENTERPRISE. The Company's Bank subsidiary operations were relocated to Ann Arbor in 1996, and are not yet profitable and has incurred substantial operating losses during the start-up phase. There is no assurance that the Ann Arbor operation will grow to a size that will enable it to become profitable.

         RELIANCE ON KEY PERSONNEL. The success of the Company is dependent upon the services of certain of the senior executive officers. The loss of the services of one or more of such individuals could have an adverse affect on the Company. As the Company expands it will be necessary for the Company to continue to be able to attract and retain additional qualified senior executives. The unexpected loss of Stephen Lange Ranzini, President & CEO of the Company and the Bank or Joseph L. Ranzini, Chairman of the Board of the Company, or any other key executive of the Company or the inability to attract and retain qualified personnel in the future could have an adverse affect on the business and financial results of the Company. The Company does not maintain key man life insurance on any executive officer nor has it entered into non-compete agreements with any executive officer.

         DIVIDEND HISTORY. The Company has not previously paid any cash dividends on its Common Stock, and the Company does not intend to pay dividends in the near future. The payment of any cash dividends by the Company in the future will depend to a large extent on the receipt of dividends from the Bank. The ability of the Bank to pay cash dividends by the Bank to the Company and by the Company to its stockholders are both subject to certain statutory and regulatory restrictions.

         COMPETITION FROM OTHER FINANCIAL INSTITUTIONS. There is significant competition among banks and bank holding companies, many of which have far greater assets and resources than the Company, in the areas in which the Company operates. The Company also encounters intense competition in its commercial banking business and mortgage banking business from savings and loan associations, credit unions, mortgage brokers, insurance companies, commercial and captive finance companies, and certain other types of financial institutions many of which are larger in terms of capital, resources and personnel than the Company. The Company believes that such competition will continue and increase in the future. In addition, the manner in which and the means by which financial services are delivered to customers have changed significantly in the past and can be expected to continue to change in the future. It is not possible to predict the manner in which existing technology, and changes in existing technology, will affect the Company. Changes in technology are likely to require additional capital investments to remain competitive. Although the Company has invested in new technology in the past, there can be no assurance that the Company will have sufficient financial resources or access to the proprietary technology which might be necessary to remain competitive in the future.

         CREDIT RISK AND LOAN CONCENTRATIONS. The greatest risk facing lenders generally is credit risk, that is, the risk of losing principal and interest due to a borrower's failure to perform according to the terms of the loan agreement. As of December 31, 1998, the Company's total loan portfolio was $35,055,767, or 64% of total assets. The two largest components of the loan portfolio are residential mortgages held for sale to the secondary market, and portfolio loans. The Company's credit risk with respect to its portfolio loans relates principally to the collateral and the general creditworthiness of individuals and small businesses in the Ann Arbor area. Management believes that the allowance for possible loan losses is adequate. See Note 5 to the Company's consolidated financial statements, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

         CAPITALIZED MORTGAGE SERVICING RIGHTS. At December 31, 1998, the Company had an investment of $948,208 in capitalized mortgage servicing rights. Record low interest rates in 1998 were responsible for a surge in refinancing of mortgages. If interest rates were to drop back down to those levels, refinancings and payoffs would likely increase over recent experience since a significant portion of the fixed rate mortgages being serviced by the Company carry interest rates within 1.0% of the current market rate. Market interest rate conditions can quickly affect the value of mortgage servicing rights in a positive or negative fashion, as long term interest rates rise and fall. If interest rates were to decline to levels seen during 1998, the portfolio would experience significant refinancings and payoffs, which would hurt income.

         GENERAL ECONOMIC CONDITIONS AND MONETARY POLICY. The operating income and net income of the Company depend to a substantial extent on "rate differentials", i.e., the difference between the income the Company receives from loans, securities and other earning assets, and the interest expense it pays to obtain deposits and other liabilities. These rates are highly sensitive to many factors which are beyond the control of the Company, including general economic conditions and the policies of various governmental and regulatory authorities. For example, in an expanding economy, loan demand usually increases and the interest rates charged on loans increase. Increases in the federal funds rate by the Federal Reserve System usually lead to rising interest rates, which affect the Company's interest income, interest expense and investment portfolio. Competition for deposits at banks can be increased or decreased by the relative attraction of competitive alternatives such as stocks or bonds, or by tax policy changes, such as changes in tax deductions for individual retirement accounts.

         VOTING CONTROL. The total number of shares of Common Stock held by the Ranzini Group (Mr. Joseph L. Ranzini, Mr. Stephen Lange Ranzini, Mrs. Mildred Ranzini, the two Ranzini Family Trusts) and the ESOP shares beneficially owned by Stephen Lange Ranzini, is 1,313,362, or 66% of the issued and outstanding shares at December 31, 1998.

         GOVERNMENT REGULATION AND SUPERVISION. The Company and the Bank are subject to extensive federal and state regulation and supervision, which is intended primarily for the protection of insured depositors and consumers. In addition, the Company and the Bank are subject to changes in federal and state law, as well as changes in regulations, governmental policies and accounting principles. There exist risks that regulatory examiners give negative examination ratings. The effects are any such potential changes or negative ratings cannot be predicted, but could adversely affect the business and operations of the Company and the Bank, or the Bank's subsidiaries.

         REGULATION OF CONTROL. Individuals, alone or acting in concert with others, seeking to acquire more than 10% of any class of voting securities of the Company must comply with the Change in Bank Control Act. Entities seeking to acquire 5% or more of any class of voting securities of, or otherwise to control, the Company must comply with the Bank Holding Company Act. Accordingly, prospective investors need to be aware of these requirements and to comply with these requirements, if applicable, in connection with any purchase of shares of the Common Stock offered hereby.

         TRADING MARKET FOR THE COMMON STOCK. Although the Common Stock is listed for trading on the NASDAQ Small-Cap Market, the trading market in the Company's Common Stock on such exchange historically has been less active than the average trading market for companies listed on such exchange. As a result, the price of the Company's Common Stock has ranged from $1.96875 to $5.484375 during 1998. A public trading market having the desired characteristics of depth, liquidity and orderliness depends upon the presence in the marketplace of willing buyers and sellers of Common Stock at any given time, which presence is dependent upon the individual decisions of investors and general economic and market conditions over which the Company has no control. There can be no assurance that the liquidity or volume of trading in the Common Stock will increase.

         The above cautionary statement is for the purpose of qualifying for the "safe harbor" provisions of Section 21E of the Securities Exchange Act of 1934.

GENERAL

         The discussion below must be considered in light of the fundamental changes resulting from 1) the opening in February 1996 of a new main office of the Bank in Ann Arbor, and 2) the closing on December 5, 1994 of the sale by the Bank of assets pertaining to its Newberry, Michigan headquarters office and its two branches in Sault Ste. Marie, Michigan, which included the sale of deposits and loan portfolios (the "Branch Sale"). Accordingly, historical results of operations of the commercial banking division are not indicative of future operations. In addition, results of operations for 1998, 1997, 1996, and 1995, were significantly affected by the opening in February 1996 of the Bank's office in Ann Arbor.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         Total assets of the Company at December 31, 1998 amounted to $54.54 million compared to $57.53 million at December 31, 1997. Loans receivable, net of reserves, decreased by $4.53 million to $23.19 million from $27.72 million. Cash and cash equivalents (including Federal Funds sold on an overnight basis) at the end of 1998 increased by $6.87 million from the prior year, while securities increased by $1.81 million. Loans held for sale in the Bank's mortgage banking division decreased by $6.30 million to $11.86 million from $18.16 million. During 1998, management of the Bank continued to pursue a policy of decreasing reliance on certain high cost deposits and borrowings and increasing the rate at which loans held for sale were sold to improve profitability. This policy has resulted in a reduction in total assets, loans held for sale and deposits.

         University Bank, as an FDIC-insured bank, is subject to certain regulations which require the maintenance of minimum liquidity levels of cash and eligible investments. The Bank has historically exceeded this minimum as a result of its investments in Federal Funds sold, U.S. Government and U.S. Agency securities and cash. In addition the bank holding company had $122,007 in cash and equity securities at the end of 1998 to meet cash needs, primarily operating expenses and interest and principal reductions on the holding company's bank loan. The balance of the loan was $826,000 and $922,688 at year end 1998 and 1997. The note was refinanced in late 1997, into a seven-year fully amortizing loan. In an effort to maintain the Bank's Tier 1 capital to assets ratio above 7% and to increase capital through retained earnings, management does not expect that the Bank will pay dividends to the Company during 1999. Management intends that the cash and securities on hand, together with cash from the sale of common stock and the exercise of stock options to be sufficient to cover the required principal reductions during 1999 on the holding company's loan.

         Total stockholders' equity of the Company at December 31, 1998 was approximately $3.08 million (or 5.6% of total assets) compared to $3.40 million (or 5.9% of total assets) the year earlier. The Bank's regulatory capital at year end was $4.38 million or 8.02% of the Bank's total regulatory assets and the risk-adjusted capital ratio of 13.1% exceeded the minimum regulatory risk-based capital requirement of 8% of the risk-adjusted assets for the Bank. The following table provides additional information about the risk-adjusted assets of the Bank and the Company's actual capital percentages:

                                 University Bank
                         Risk-Based Capital Calculation
                                December 31, 1998


                                                                Balance    Risk Weighted
0% RISK CATEGORY                                              Sheet (000)   Assets (000)
              U.S. Treasury Securities                              467
              Mort-Backed Sec Guaran by GNMA                          2           --
              Currency & Coin                                       233           --
              Federal Reserve Balance                                29           --
                                                                 ---------------------
              TOTAL                                                 731           --

20% RISK CATEGORY
              Interest-bearing Balances                              86             17
              Fed Funds Sold                                      8,543          1,709
              U.S. Gov't sponsored Agency Sec                     2,612            522
              Cash Items                                            161             32
              FHLB Stock                                            848            170
              Balances due from depository Inst                     397             79
                                                                 ---------------------
              TOTAL                                              12,647          2,529

50% RISK CATEGORY
              Qualifying 1st liens on 1-4 family                 20,339         10,170
                                                                 ---------------------
              TOTAL                                              20,339         10,170

100% RISK CATEGORY
              ALL OTHER ASSETS                                   20,819         20,819

              TOTAL ASSETS                                       54,536         33,518
                                                                 =====================



                             TIER 1 CAPITAL                     Balance
              Common Stock                                          200
              Surplus                                             4,262
              Undivided Profits & Capital Reserves                 (625)
              Minority Interest                                     205
              Other identifiable Intangible Assets                  (95)
              Unrealized loss on Securities                         --
              TOTAL TIER 1 CAPITAL                                3,947

                             TIER 2 CAPITAL
              Allowance for loans & Lease losses                    459
              Excess LLR (limited to 1.25% gross risk-
              weighted assets                                       (30)
              TOTAL TIER 2 CAPITAL                                  429

              TOTAL TIER 1 & TIER 2 CAPITAL                       4,376

              TIER 1/TOTAL ASSETS                                  7.24%
              TIER 1 & 2/TOTAL ASSETS                              8.02%

              TIER 1/TOTAL RISK-WEIGHTED ASSETS                   11.78%
              TIER 1 & 2/TOTAL RISK-WEIGHTED ASSETS               13.06%

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

ASSET/LIABILITY MANAGEMENT

         All financial institutions are significantly affected by fluctuations in interest rates commonly referred to as "interest rate risk." The principal exposure of a financial institution's earnings to interest rate risk is the difference in time between interest rate adjustments or maturities on interest-earning assets compared to the time between interest rate adjustments or maturities on interest-bearing liabilities. Such difference is commonly referred to as a financial institution's "gap position." In periods when interest rates are increasing, a negative gap position will result in generally lower earnings as long-term assets are repricing upward slower than short-term liabilities. However during a declining rate environment, the opposite effect on earnings is true, with earnings rising due to long-term assets repricing downward slower than short-term liabilities.

         The following table presents the Bank's interest sensitivity gap between interest-earning assets and interest-bearing liabilities at December 31, 1998. The table is based upon various assumptions of management which may not necessarily reflect future experience. The Bank performs a static gap analysis which has limited value as a simulation because of competitive and other influences that are beyond the control of the Bank. As a result, certain assets and liabilities indicated as maturing or re-pricing within a stated period may, in fact, mature or re-price in other periods or at different volumes. The one-year static gap position at December 31, 1998 was estimated to be ($8,424,000) or -15.46%:

                                 UNIVERSITY BANK
                        Asset/Liability Position Analysis
                                  ($ in 000's)
                            Maturing or Repricing in

                                  3 Mos   91 Days to    1 - 5     Over 5      ALL
             ASSETS              or Less    1 Year      Years     Years       OTHERS    TOTAL
             ------              -------  ----------    -----     -----       ------    -----

Short term investments            8,543          0          0          0          0      8,543
Loans (1)                         2,462      3,270      6,765      2,245          0     14,742
Securities Available for Sale       792          0          2      3,000          0      3,794
Securities held for Sale              0          0          0          0          0          0
Loans held for Sale              11,863          0          0          0          0     11,863
Matured Loans                       264          0          0          0          0        264
Variable Rate Loans               7,744          0          0          0          0      7,744
                                -------    -------    -------    -------    -------    -------
  TOTAL ASSETS                   31,668      3,270      6,767      5,245          0     46,950

         LIABILITIES

CD's over $100,000                1,882      2,136        740          0          0      4,758
CD's under $100,000               6,932     10,576      2,543         58          0     20,109
MMDA                             13,212          0          0          0          0     13,212
NOW                               3,162          0          0          0          0      3,162
Demand                            1,801          0          0          0          0      1,801
Savings                             177          0          0          0          0        177
Other Liabilities                   141      1,583        933        512          0      3,169
Drafts Payable                    5,065          0          0          0          0      5,065
Borrowings                            0          0          0          0          0          0
                                -------    -------    -------    -------    -------    -------
  TOTAL LIABILITIES              32,372     14,295      4,216        570          0     51,453


         GAP                       (704)   (11,025)     2,551      4,675          0     (4,503)


         CUMULATIVE
         GAP                       (704)   (11,729)    (9,178)    (4,503)    (4,503)

         GAP
         PERCENTAGE               -1.37%    -22.80%    -17.84%     -8.75%     -8.75%

    Notes:
     (1) Net of bad debt reserves.

         The following additional information is provided with respect to the Bank's investment portfolio, at book value, as of December 31, 1998:

         Investment Portfolio Maturities (in $000s) and Yield by Type:

               Maturity or Repricing Interval
                                     Under   1 Year to  5 Years to   More Than
                                    One Year 5 Years    10 Years     10 Years
Treasuries and
Gov't Agencies
  - Amount                          $1,273    $   2       $           $  444
  - Yield                             7.14%    7.38%          --%       5.34%

All Other Securities
  - Amount                          $  506    $  -0-      $   -0-     $1,549
  - Yield                            5.94%        --%         --%      4.15%

         Additional information regarding the Bank's investments as of December 31, 1998 and 1997 is set forth under note 3 to the Company's consolidated financial statements included with this report.

         The following information pertaining to maturities and sensitivities of the Bank's loan portfolio to changes in interest rates is provided as of December 31, 1998:

         Loan Portfolio Maturities by Type (in $000s):

                                       Maturity
                             ----------------------------
                              Under   1 Year to  After 5
                             One Year 5 Years    Years
Commercial & Financial        $3,050   $2,426    $2,504
Agricultural                  $   -0-  $   -0-   $   -0-
Real Estate:
  Construction                $1,573   $   -0-   $   -0-
  Mortgage (1)                $2,279   $3,678    $4,232
Consumer                      $  166   $  907    $2,837
                              ------   ------   -------
     Total                    $7,068   $7,011    $9,573


                              Maturity  Maturity
                                Under   One Year    Total
                              One Year  or More     Loans
                             -------- ---------  -------
Total Variable Rate Loans      $5,350   $ 4,008    $ 9,358
Total Fixed Rate Loans         $1,718   $12,576    $14,294

Total Loans (1)                $7,068   $16,584    $23,652
                              =======   =======    =======

(1) Excludes residential loans held for sale of $11,863, and the allowance for loan losses.

SUMMARY OF RESULTS OF OPERATIONS

         The net loss from operations of the Company was $198,049 in 1998, $1,117,924 in 1997 and $536,758 in 1996. Earnings (loss) per share for 1998,
1997 and 1996 were $(0.10), $(0.58) and $(0.29), respectively.

         The decreased loss in 1998 versus 1997 was principally due to decreased losses at the Bank's new Ann Arbor main office. During the year non-interest expenses at the retail bank division were decreased by $890,139, and certain aspects of underlying operating results including key indicators such as net interest income improved so that the Bank acheived a break-even result during the year from ongoing operations. Unusual or non-recurring expenses exceeded unusual or non-recurring profits and decreased the Bank's income by $342,000. The Bank's mortgage banking and other specialized financial subsidiaries had total increased profits of $581,381 in 1998, a 33% return on average investment and offset a portion of the losses from the retail banking operations.

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

RECENT EVENTS

         The Company recently received permission orally from the Michigan Financial Institutions Bureau for the BIDCO to repurchase the shares and convertible bonds held by certain minority shareholders of the BIDCO. Written permission is expected shortly. The transaction is contemplated to be effective in the near future. As a result of the transaction it is anticipated that the Company's ownership of the BIDCO will increase to 80% from 44.1%, and that the BIDCO will then become part of the Company's tax filing group for federal income tax purposes. As a result, certain deferred tax assets are expected to be realized during 1999, as the BIDCO's taxable income is sheltered by the Company's net operating tax loss carryforward. Since the purchase price for the shares is at a discount to the BIDCO's per share book value, the transaction is anticipated to generate an immediate gain for the Company of approximately $70,000.

NET INTEREST INCOME

         Net interest income represents the dollar amount by which interest income generated by interest-earning assets exceeds the cost of funds. Interest-earning assets consist primarily of loans, short term investments and investment securities, and the principal cost of funds is the interest paid on deposit accounts and other borrowings. Net interest income is affected by (i) the difference between the average rate of interest earned on the Bank's interest-earning assets and the average rate paid on its interest-bearing liabilities ("interest rate spread") and (ii) the relative amounts of its average interest-earning assets and interest-bearing liabilities. In order to maintain and increase earnings during periods of fluctuating interest rates, it is imperative that interest-earning assets and interest-bearing liabilities be managed effectively. Trends in net interest income provide a measure of the effectiveness by which a financial institution manages its interest rate sensitivity.

         In each period, net interest income on a consolidated basis was reduced by interest expense associated with the holding company's bank loan indebtedness. Such interest expense was $0.09 million in 1998, $0.11 million in 1997 and $0.09 million in 1996.

         In the following table, non-accrual loans are included in the average balances. The table presents, for the periods and dates indicated, the average balances (all averages are calculated using monthly averages) of, the interest earned or paid on, and the weighted average yield earned or rate paid on, the Company's interest-bearing assets and liabilities:

                                             0                  Net Interest Income

                                             At                       Years Ended December 31,
                                                         -----------------------------------------
                                          31-Dec-98            1998           1997         1996
                                       ---------------   -----------------------------------------
                                            Average          Average         Interest      Average
                                             Yield           Balance         Inc(Exp)       Yield
Interest Earning Assets:
     Loans:
          Commercial                          9.01%          9,680,308      1,010,205       10.44%
          Real Estate Construction            8.56%            644,430         65,269       10.13%
          Real Estate Mortgage                6.76%         28,476,557      2,192,636        7.70%
          Installment/Consumer               10.42%          4,590,026        464,041       10.11%

     Total Loans                              8.69%         43,391,322      3,732,151        8.60%

     Investment Securities(1)                 5.59%          1,796,853        154,648        8.61%
     Federal Funds & Bank Deposits            4.75%          2,255,064        123,810        5.49%

          Total Interest Bearing Assets       7.07%         47,443,238      4,010,609        8.45%

Interest Bearing Liabilities:
     Deposit Accounts:
         Now/S-Now                            2.81%          2,956,611        118,622        4.01%
         Savings                              2.46%            140,501          3,504        2.49%
         Canadian Dollar Savings              0.00%             17,849            396        2.22%
         Time                                 5.66%         24,238,176      1,444,236        5.96%
         Borrowed Funds                       5.78%          1,481,112         85,604        5.78%
         Money Markets                        4.40%         13,218,519        617,431        4.67%

             Total                            5.03%         42,052,768      2,269,793        5.40%

     Holding Company Debt                     9.00%            884,764         88,893       10.05%

          Total Interest Bearing
               Liabilities                    5.17%         42,937,532      2,358,686        5.49%

Net Earning Assets, net interest
   income, and interest rate spread           1.90%          4,505,706      1,651,923        2.96%

Net yield on interest-earning assets          3.64%



                                                                         Years Ended December 31,
                                          -------------------------------------------------------------------------------------
                                                              1997                                         1996
                                          -------------------------------------------------------------------------------------
                                             Average         Interest      Average         Average        Interest       Yield/
                                             Balance         Inc(Exp)       Yield          Balance        Inc(Exp)        Rate

Interest Earning Assets:
     Loans:
          Commercial                       12,051,647      1,092,970       9.07%           5,783,396       598,353      10.35%
          Real Estate Construction            828,157         65,665       7.93%             145,197        13,134       9.05%
          Real Estate Mortgage             24,323,766      2,444,817      10.05%          22,337,028     1,930,956       8.64%
          Installment/Consumer              4,786,743        471,542       9.85%           2,647,155       278,564      10.52%

     Total Loans                           41,990,313      4,074,994       9.70%          30,912,776     2,821,007       9.13%

     Investment Securities(1)               2,272,225        305,966      13.47%           9,908,962       623,854       6.30%
     Federal Funds & Bank Deposits          5,498,798        355,151       6.46%           4,903,898       278,665       5.68%

          Total Interest Bearing Assets    49,761,336      4,736,111       9.52%          45,725,636     3,723,526       8.14%

Interest Bearing Liabilities:
     Deposit Accounts:
         Now/S-Now                          3,360,913        156,902       4.67%             906,551        45,578       5.03%
         Savings                              126,081          3,113       2.47%              77,600         1,910       2.46%
         Canadian Dollar Savings              446,470         10,632       2.38%             989,805        49,948       5.05%
         Time                              27,885,534      1,672,477       6.00%          25,052,321     1,537,908       6.14%
         Borrowed Funds                     3,256,164        424,419      13.03%           8,193,989       534,500       6.52%
         Money Markets                     16,686,401        832,345       4.99%           8,918,471       477,002       5.35%

             Total                         51,761,563      3,099,888       5.99%          44,138,737     2,646,846       6.00%

     Holding Company Debt                     937,363        108,195      11.54%             977,500        85,867       8.78%

          Total Interest Bearing
               Liabilities                 52,698,926      3,208,083       6.09%          45,116,237     2,732,713       6.06%

Net Earning Assets, net interest
   income, and interest rate spread        (2,937,590)     1,528,028       3.43%             609,399       990,813       2.09%

Net yield on interest-earning assets                                                            3.48%         3.07%      2.17%




(1) Actual yields; not adjusted to take into account tax-equivalent yields resulting from tax-free municipal income and includes bank deposits.

         The table above does not specify the average level of non-interest bearing demand deposits, which were $2,626,160, $3,510,337 and $3,377,101 for the years ended December 31, 1998, 1997 and 1996, respectively, as computed using month-end balances for such years.

         Net interest income of the Bank increased to $1.65 million in 1998 from $1.53 million in 1997, mainly as a result of a larger decrease in interest-earning liabilities than the decrease in interest-earning assets, which was only partially offset by a decline in the yield on interest-earning assets, which fell faster than the decline in the cost of interest-earning liabilities. During the year ended December 31, 1998, the Bank's average interest-earning asset base fell by $2.32 million or 4.7% over 1997, while average interest-bearing liabilities decreased by $9.71 million or 18.8%. Due to a restructuring of the interest rate earned on loans held for sale charged to the Bank's Varsity subsidiaries, the average yield on interest-earning assets decreased to 8.45% from 9.52% in 1997. Due to the decrease of wholesale deposits in the mix of interest-earning liabilities, the average cost of deposits decreased from 5.99% in 1997 to 5.40 in 1998. As a result of the decrease in yield on interest-earning assets in an amount greater than the decline in the cost of interest-earning liabilities, which more than offset an expansion in interest-earning assets relative to interest-earning liabilities, the net interest margin decreased to 2.96% in 1998 from 3.43% in 1997. Interest rates were mostly stable until September 1998, and short term interest rates declined for the balance of the year.

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

         At December 31, 1998, the net yield on the Bank's interest-earning assets was 3.64% up from the average net spread for the 1998 year of 3.48%, principally as a result of lower cost retail deposits. Fee income from the Bank's mortgage banking originations, income from the Bank's portfolio of mortgage servicing rights and the Bank's investment in its subsidiaries are not included in these calculations.

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

                                          Rate / Volume Analysis

                                                     Years Ended December 31,
                                                       1998                         1997
                                         ------------------------------------------------
                                         Volume        Rate          Total         Volume
                                         ------        ----          -----         ------
Interest Income
     Loans:
          Commercial                    (215,058)      132,293       (82,765)      648,516
          Real Estate Construction       (14,568)       14,172          (396)       61,778
          Real Estate Mortgage           417,403      (669,584)     (252,181)      171,746
          Installment/Consumer           (19,379)       11,877        (7,501)      225,152
                                      ----------    ----------    ----------    ----------
     Total Loans                         168,399      (511,241)     (342,843)    1,107,193

     Investment Securities               (64,011)      (87,307)     (151,318)     (480,798)
     Federal Funds                      (209,503)      (21,838)     (231,341)       33,805
                                      ----------    ----------    ----------    ----------
Total Interest Income                   (105,116)     (620,386)     (725,502)      660,200

Interest Bearing Liabilities:
     Deposit Accounts:
         Now/S-Now                       (18,875)      (19,406)      (38,280)      123,396
         Savings                             356            35           391         1,193
         Canadian Dollar Savings         (10,207)          (29)      (10,236)      (27,418)
         Time                           (218,756)       (9,485)     (228,241)      173,925
         Borrowed Funds                 (231,366)     (107,449)     (338,815)     (322,098)
         Money Markets                  (172,984)      (41,930)     (214,914)      415,466
                                      ----------    ----------    ----------    ----------
     Total Deposit Interest Expense     (651,831)     (178,264)     (830,095)      364,464

     Holding Company Debt Interest        (6,071)      (13,231)      (19,302)       (3,526)
                                      ----------    ----------    ----------    ----------
          Total Interest Expense        (657,902)     (191,495)     (849,397)      360,938
                                      ----------    ----------    ----------    ----------
Net Interest Income                      552,787      (428,891)      123,895       299,262
                                      ==========    ==========    ==========    ==========

                                          Rate / Volume Analysis

                                                          Years Ended December 31,
                                                1997                                1996
                                         -------------------------------------------------------------
                                          Rate         Total         Volume         Rate         Total
                                          ----         -----         ------         ----         -----

Interest Income
     Loans:
          Commercial                    (153,899)      494,617       (54,781)       55,178           397
          Real Estate Construction        (9,247)       52,531        (6,179)       (2,057)       (8,236)
          Real Estate Mortgage           342,115       513,861      (123,348)      (78,899)     (202,247)
          Installment/Consumer           (32,174)      192,978       (60,079)       95,428        35,349
                                      ----------    ----------    ----------    ----------    ----------
     Total Loans                         146,794     1,253,987      (244,387)       69,650      (174,737)

     Investment Securities               162,910      (317,888)      396,094      (113,243)      282,851
     Federal Funds                        42,681        76,486           470        26,517        26,987
                                      ----------    ----------    ----------    ----------    ----------
Total Interest Income                    352,385     1,012,585       152,177       (17,076)      135,101

Interest Bearing Liabilities:
     Deposit Accounts:
         Now/S-Now                       (12,072)      111,324          (878)       (5,695)       (6,573)
         Savings                              10         1,203        (2,080)       (5,347)       (7,427)
         Canadian Dollar Savings         (11,898)      (39,316)       48,818        23,222        72,040
         Time                            (39,356)      134,569       (30,237)      (42,577)      (72,814)
         Borrowed Funds                  212,017      (110,081)      168,031        91,360       259,391
         Money Markets                   (60,123)      355,343       (36,894)      183,102       146,208
                                      ----------    ----------    ----------    ----------    ----------
     Total Deposit Interest Expense       88,578       453,042       146,760       244,065       390,825

     Holding Company Debt Interest        25,854        22,328        16,937        36,445        53,382
                                      ----------    ----------    ----------    ----------    ----------
          Total Interest Expense         114,432       475,370       163,697       280,510       444,207
                                      ----------    ----------    ----------    ----------    ----------
Net Interest Income                      237,953       537,215       (11,520)     (297,586)     (309,106)
                                      ==========    ==========    ==========    ==========    ==========

LOAN PORTFOLIO

         Information regarding the Bank's loan portfolio as of December 31, 1998 and 1997 is set forth under Note 5 to the Company's consolidated financial statements included with this report.

PROVISION FOR LOAN LOSSES

         The Bank charges to operations a provision for possible loan losses which is intended to create an allowance for future loan losses inherent in the Bank's portfolio. Each year's provision reflects management's analysis of the amount necessary to maintain the allowance for possible loan losses at a level adequate to absorb anticipated losses. In its evaluation, management considers such factors as historical loan loss experience, specifically identified problem loans, composition and growth of the loan portfolio, current and projected economic conditions, and other pertinent factors. A loan is charged-off by management as a loss when deemed uncollectible, although collection efforts continue and future recoveries may occur.

         Non-performing loans are defined as loans which have been placed on non-accrual status and loans over 90 days past due as to principal or interest and still in an accrual status. Where serious doubt exists as to the collectibility of a loan, the accrual of interest is discontinued. See Notes 5 and 6 of the Consolidated Financial Statements for additional information regarding impaired and past due loans.

         Non-performing loans amounted to $471,832 and $1,121,605 at December 31, 1998 and 1997, respectively. The decrease in non-performing loans during 1998 is the result of an improvement in the Bank's non-residential loan portfolio, and the transfer to REO of some non-performing residential properties that were foreclosed on during the year.

         The provision for loan losses in 1998 was $118,433, a decrease of $141,567 from the 1997 level, which in turn was an increase of $69,500 from the 1996 level of $190,500. Loans charged off net of recoveries were $180,385, $36,830 and $209,432 in 1998, 1997 and 1996, respectively. The allowance for possible loan losses totaled $459,001, $520,953 and $297,783 at the end of 1998, 1997, and 1996, respectively.

         A summary of loan loss expense for the Bank for the years indicated is presented below:

                    Analysis of the Allowance for Loan Losses
                                ($ in thousands)

                                           Years Ending December 31,
                                             1998    1997    1996

Balance at beginning of period               $521    $298    $317
Chargeoffs:
  Domestic:
 Commercial, financial and agricultural        25      55     178
 Real estate-construction                       0       0       0
 Real estate-mortgage                         165       0       0
 Installment loans to individuals              66      28      47
 Lease financing                                0       0       0
  Foreign                                       0       0       0
                                             ----    ----    ----
                                              256      83     225
                                             ----    ----    ----
Recoveries:
  Domestic:
 Commercial, financial and agricultural        10       3      10
 Real estate-construction                       0       0       0
 Real estate-mortgage                          42      24       0
 Installment loans to individuals              24      19       5
 Lease financing                                0       0       0
  Foreign                                       0       0       0
                                             ----    ----    ----
                                               76      46      15
                                             ----    ----    ----
Net charge-offs                               180      37     210
                                             ----    ----    ----
Provision for loan losses                     118     260     191
                                             ----    ----    ----
Balance at end of period                      459    $521    $298
                                             ====    ====    ====
Ratio of net charge-offs during period
to average loans outstanding during period   0.42%   0.09%   0.68%
                                             ====    ====    ====

                    Analysis of the Allowance for Loan Losses
                                ($ in thousands)

                                  DECEMBER 31,
                                                 PERCENT OF LOANS
BALANCE AT END OF PERIOD                         IN EACH CATEGORY
  APPLICABLE TO:                AMOUNT           TO TOTAL LOANS
----------------                ------           --------------

                                1998   1997      1998     1997
Domestic
  Commercial, financial,
   agricultural                $158   $177       34.4%    34.0%
  Real estate-construction        8      3        1.8%     0.6%
  Real estate-mortgage          185    163       40.3%    31.3%
  Installment loans to
   individuals                   68     68       14.8%    13.0%
Unallocated                      40    110        8.7%    21.1%
                               ----   ----    -------  -------
                                459    521      100.0%   100.0%
                               ====   ====    =======  =======

                            December 31,        December 31,
                               1998                 1997
                            -----------         ------------
Total loans (1)              23,652               28,236
Allowance for loan losses       459                  521
Allowance/Loans, % (1)         1.94%                1.85%

(1) Excludes loans held for sale.

         The monthly provision for loan loss remained at $7,500 during 1998, although management added a special provision of $35,933 in the third quarter of 1998 to create a new allowance for loan losses at Varsity Funding and Midwest Loan Services for portfolio loans at these subsidiaries.

         The Bank's overall loan portfolio is geographically concentrated in Ann Arbor and the future performance of these loans is dependent upon the performance of relatively limited geographical areas.

         Management believes that the current reserve level is adequate to absorb losses inherent in the loan portfolio, although the ultimate adequacy of the allowance for loan losses is dependent upon future economic factors beyond the Company's control. A downturn in the general nationwide economy will tend to aggravate, for example, the problems of local loan customers currently facing some difficulties. A general nationwide business expansion could conversely tend to diminish the severity of any such difficulties.

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

         There were several one-time, non-recurring losses and gains included in the retail banking division's 1998 results. For example, the financial results of the Bank in December 1998 included a one-time, non-recurring loss of $121,224 which was related to the sale a substantial majority of the Bank's mortgage servicing rights. Management expects this sale of the Bank's mortgage servicing rights to end a drain (a loss of $286,000 in 1998) on the retail bank division's profitability. During 1998 the Bank also sold its Newberry and Saline offices at a profit and consolidated all Bank operations (excluding offsite ATMs) into the Ann Arbor site.

         Non-interest income. Non-interest income in 1998 rose to $5,973,899 from $5,189,104 in 1997, an increase of $784,795, or 15.1%. The increase in 1998 was mainly the result of mortgage banking income, which increased 7.4%, or $364,807, but all categories increased, including increased gains from securities sales, gains from the sale of excess property, increased service charges and fees, and net income from Michigan BIDCO.

         Non-interest income in 1997 rose to $5,189,104 from $3,219,520 in 1996, an increase of $1,969,584, or 61.2%. The increase in 1997 was mainly the result of mortgage banking income, which increased 108%, or $2,563,735, partially offset by decreased gains from securities sales and sales of portfolio mortgage servicing rights.

         Mortgage Banking. Mortgage banking, servicing and origination fees increased to $5,291,622 in 1998 from $4,926,815 in 1997. The increase in mortgage banking fee income was the result of a 31% increase in loan purchase and origination volumes during 1998 and profits from the Bank's mortgage banking subsidiaries, Varsity Mortgage and Midwest Loan Services.

         The servicing rights portfolio totaled $95,588,808 of FHLMC and FNMA mortgages for others at December 31, 1998, versus $124,719,166 at December 31, 1997. All servicing done in 1998 was done by Midwest Loan Services. The amount decreased as a result of a portfolio sale of servicing rights by the Bank in December 1998, and payoff and refinancing of existing rights throughout the year. The following table summarizes the portfolio by type and mortgage note rate:

Interest Rate Stratification of the Bank's Servicing



($ thousands)                        FIXED RATE - BY MATURITY (in years)
                                     -----------------------------------
Mortgage Rate (%)      ARMs          UNDER 10       10-25        OVER 25

9.00 and up            267              --            105          1,581
8.50 - 8.99          1,564              --            470          3,401
8.00 - 8.49          6,285              --            785          9,924
7.50 - 7.99          1,507              63          2,840         30,955
7.00 - 7.49            116              --          7,385         16,295
6.50 - 6.99            285              --          4,897          5,518
6.00 - 6.49             --              --            934            405
under 6.00              --              --             --              7
                    ------          ------         ------         ------
                    10,024              63         17,416         68,086

Current market
  interest rates      6.25%           6.88%          7.00%          7.38%
Average annual
  servicing fee       0.38%           0.38%          0.26%          0.27%

         Mortgage interest rates declined during late 1998 to levels briefly seen during the Summer of 1993 and the Winter of 1995, and as a result, the portfolio experienced increased refinancings and payoffs. The Bank in particular amortized $286,000 in 1998 of servicing rights, in addition to a $121,224 loss on the sale of the bulk of the Bank's remaining portfolio of servicing rights in December 1998.

         Based on recent comparable sales and indications of market value from industry brokers, management believes that the current market value of the Bank's portfolio of mortgage servicing rights approximates cost. Market interest rate conditions can quickly affect the value of mortgage servicing rights in a positive or negative fashion, as long term interest rates rise and fall.



                                 Servicing Rights Held by University Bank
(amounts in $ thousands)              December 31,    December 31,
                                         1998            1997
                                      -----------------------------
Total servicing                         95,589         124,719
Book value of servicing                    948           1,430
Estimated market value of servicing:
  Management estimate (1)                  950           1,440
  Discounted cash flow (2)               1,066           1,583
Estimated excess of market
  over book value (3)                   118- 2         153- 10

(1) Assumes a price based upon market transactions at December 31, 1998 of 4.3x (4.3 times the servicing fee) for 30-year servicing, 3.6x for 15-year servicing, 2.6x for Balloon servicing and 1.8x for ARM servicing. The market value of servicing at December 31, 1997 [Footnotes continued on following page] was based on a price of 4.6x for 30-year servicing, 3.5x for 15-year servicing, 1.9x for Balloon servicing and 2.0x for ARM servicing. Excess servicing is discounted from these amounts at a multiple of one times the servicing fee.
(2) Uses net present value analysis of future cash flows, discounted back at rates ranging from 10 to 12% in 1998 and 1997.
(3) Range based upon the two methods used in (1) and (2), above. During 1998 purchases and sales of mortgage servicing rights by third-parties evidenced a declining trend in price as long term interest rates declined in towards the end of the year.

         Additional information regarding the Bank's mortgage banking activities for the past three years is set forth in Note 4 to the Company's consolidated financial statements.

         Michigan BIDCO. Michigan BIDCO (the "BIDCO"), an equity affiliate, invests in businesses in Michigan with the objective of fostering job growth and economic development. As of December 31, 1998, the BIDCO had made twenty-seven such investments, amounting to a total of $13,413,600 at original cost (before repayments or participations sold). At December 31, 1998, Michigan BIDCO had total assets of $5,327,697 versus $5,683,808 at December 31, 1997. As discussed above under "ITEM 1.- Business, Lines of Business, Michigan BIDCO", the financial statements of the BIDCO are presented using the investment company method, and, accordingly, investments in stocks, stock warrants, limited liability companies and loans ("BIDCO Investments") are reported at fair value.

         The BIDCO's financial results for 1998 reflect net income in the amount of $259,238 versus a net loss of 163,539 in 1997. Operating expenses declined $167,637 or 38.9%, as expenses were well controlled and the expense reimbursement from Northern Michigan Foundation increased $80,000 to $190,000. Net interest income recovered to $13,310, an increase of $233,698 from the prior year. Realized gains on the sale of two major investments in the amount of $720,000 had no impact on income as the valuations had been taken into account in the year-end 1997 valuation. Additional market value provisions were recorded on the mixed office recycled paper pulp mill investment, because continued record low paper prices decreased the revenue that had been anticipated from a royalty on sales.

         The BIDCO's financial results for 1997 reflect a loss in the amount of $163,539 as a result of a negative market value adjustment on securities and loans of $309,144 for the year and a write-off of accrued but unpaid interest that resulting in negative net interest income for the year of ($220,388). Two BIDCO investments run into financial difficuly during 1997 and the carrying value was decreased. One was restructured during 1997, with the BIDCO's investment reduced in value by approximately half. The second was still in the process of being restructured, and the BIDCO took a substantial write-down on its investment there.

         At December 31, 1998, the BIDCO had no outstanding conditional commitments to lend.

         Securities. Proceeds from sales of marketable equity securities (included in proceeds from sales of investment securities) were $121,037, $166,498 and $631,278 for the years ended December 31, 1998, 1997 and 1996, respectively. Gross gains of approximately $97,993, $41,155 and $346,495 and no gross losses were realized on 1998, 1997 and 1996 sales, respectively.

         Proceeds from sales of available for sale securities were $140,449, $5,740,991 and $10,888,145 for the years ended December 31, 1998, 1997 and 1996, respectively (including sales of marketable equity securities and excluding sales associated with the Bank's mortgage banking operation). There was no gain or loss on 1998 sales. Gross gains of approximately $29,726 and gross losses of approximately $63,166 were realized on 1997 sales. Gross gains of approximately $433,222 and gross losses of approximately $33,940 were realized on 1996 sales.

          At December 31, 1998, gross unrealized losses in the Bank's available-for-sale securities were $156,993 and gross unrealized gains were $3,776. At December 31, 1997 gross unrealized losses in the Company's available-for-sale securities were $27,961 and gross unrealized gains were $46,549. At December 31, 1996 gross unrealized losses in the Company's available-for-sale securities were $68,000 and gross unrealized gains were $60,000. Sales of loans pooled into mortgage backed securities in connection with the Bank's mortgage banking activities were $48,236,448 in 1998, 171,639,196 in 1997 and $54,137,028 in 1996.

         Non-interest expense. Non-interest expense for the Company increased by $36,156 or 0.5% in 1998. During the year non-interest expenses at the retail bank division were decreased by $890,139 as a result of a variety of cost cutbacks in an effort to streamline the operation. During the year, the Newberry and Saline operation centers were sold and all operations centralized in the Ann Arbor main office. Excess personnel costs were reduced, and a variety of other efficiencies realized. This decrease was offset by ongoing growth at the Bank's mortgage subsidiaries, Varsity and Midwest Loan Services. In addition, legal and audit expenses remained high as a result of various projects including approximately $75,000 spent on the unsuccessful litigation against the RTC, and a variety of Year 2000 expenses were incurred and expensed. Holding company total expense decreased $13,963 primarily as a result of decreases in public listing expense and audit and legal expense as certain projects finished in 1997. Partially offsetting this decrease at the holding company was an increase in ESOP benefits expense and salary and expenses reimbursed to a consultant in connection with a special project.

           Non-interest expense for the Company increased by $2,952,525 or 60.0% in 1997 to $7,867,874 from $4,915,349 in 1996. Increased personnel, occupancy and state income tax expense resulting from the development of the Bank's new full-service branch office in Ann Arbor and the Varsity Funding and Varsity Mortgage mortgage banking subsidiaries during 1997 was the major factor in the increase. Legal and audit expense remained unusually high as a result of various projects and loan collection legal expense. Bonuses and severance pay to the Bank's former President added $405,000 in salary expense. As a result of a variety of actions, in late 1997 and January 1998, management reduced the Bank's ongoing non-interest expenses by a total of $850,000 per year, when compared to the annualized rate during the first nine months of 1997. Holding company total expense increased $45,470 primarily as a result of increases in public listing expense and legal expense associated with various projects.

         Year 2000 Readiness. The following statements are Year 2000 Readiness Disclosures for purposes of the Federal Year 2000 Information and Readiness Disclosure Act, and you are entitled to protection in accordance with that act. The Year 2000 issue concerns the potential impact of computer software code that only utilizes two digits to represent the calendar year (e.g. "99" for "1999"). Software of this type, if not corrected, could produce inaccurate or unpredictable results at any time, and especially after January 1, 2000, when current and future dates have a lower two digit year number than dates in this century. The Company, similar to most financial services providers, is significantly subject to the potential of the Year 2000 issue due, among other matters, to the nature of financial information. Potential impacts to the Company may arise from software, computer hardware, and other equipment both within the Company's direct control and outside of the Company's ownership, yet with which the Company electronically or operationally interfaces. Financial institution regulators have focused intensively on Year 2000 exposures in the institutions they regulate, issuing guidance concerning the responsibilities of senior management and directors. Year 2000 testing and certification is being addressed as a key safety and soundness issue in conjunction with regulatory exams. The failure to implement an adequate Year 2000 program can be identified as an unsafe and unsound banking practice.

         In order to address the Year 2000 issue, the Bank has formed a Year 2000 coordination committee with key members of management from the Bank and each operating subsidiary and appointed its Compliance Officer as Year 2000 Coordinator. The Bank and Midwest rely on mainframe computers, which are IBM A/S 400s, and are certified and tested as Year 2000 compliant. The Bank's main bank software application is a product of Peerless Group, which has also been upgraded to a Year 2000 compliant version which has been tested and certified as Year 2000 compliant. Midwest's main application software is LSAMS servicing software which has been upgraded to a Year 2000 compliant version which has been tested and certified as Year 2000 compliant. The Bank, Varsity Mortgage and Varsity Funding also rely on Novell Local Area Networks, which have been upgraded to a Year 2000 certified version of Novell Local Area Network software, which has also been tested and certified as Year 2000 compliant. All PC systems and PC software at the Bank and its subsidiaries have been tested and certified as Year 2000 compliant.

         Approximately all of the $93,000 Year 2000 readiness budget has been spent in the process of upgrading and certifying the systems as being Year 2000 compliant. The bulk of the Year 2000 budget was allocated to capital expenditures for software upgrades for software updates and hardware updates and Year 2000 testing which was expensed in 1998. At this point in time, the Company and its subsidiaries have renovated, tested and certified as Year 2000 compliant all systems identified as mission critical. The focus of the Company's Year 2000 effort is now shifting towards less critical systems and contingency planning to deal with unforseen events external to the Company.

         Actual and budgeted Year 2000 readiness costs do not include the implicit costs associated with the reallocation of internal staff hours to Year 2000 readiness related efforts. These costs are not included because the Bank does not separately track those expenses. Budgeted costs also do not include normal ongoing costs for computer hardware and software that would be replaced even without the presence of the Year 2000 issue in conjunction with the Company's ongoing programs for updating its infrastructure. Additional Year 2000 costs may be incurred as the Company progresses in its Year 2000 program and obtains additional information and conducts further testing regarding the Year 2000 readiness of third parties.

         The Company has communicated and will continue to communicate with various significant suppliers and major borrowers and customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company is requesting that such third party vendors indicate whether their products and services are Year 2000 compliant, whether they have a program to test for that compliance, and the status of the program. However, the activities of third parties in responding to the Year 2000 issue is beyond the control of the Company.

         Despite the Company's activities to address the Year 2000 issue, there is no assurance that certain mission critical vendors such as the Federal Reserve Bank of Chicago, the Bank's correspondent banks (Bank One, the Federal Home Loan Bank of Indianapolis and Associated Bank), the Bank's credit card processor (Equifax), the Bank's ATM processor (Magic Line), or local power (Detroit Edison Electric) and phone utilities (Ameritech and ATT) will be Year 2000 compliant by year-end 1999, and if not this could have a material adverse effect on the Company's operations, and the Company's borrowers and customers. There can also be no assurance that partial or total systems interruptions or the costs necessary to implement contingency plans, or Year 2000 systems failures affecting borrowers, customers or third party vendors would not have a material adverse effect on the Company's operations and business prospects. Further, the Company cannot estimate the additional cost, if any, of implementing any such contingency plan.

         The Bank has evaluated the Year 2000 readiness of its major borrowers and determined that it has a below average risk (relative to its peer group) from Year 2000 related potential loan losses, due to its primary focus on real estate secured lending. All business loans and loan renewals by the Bank are being evaluated in the context of the Year 2000 readiness of each business. However, it is impossible for the Company to know with any certainty that the Bank or its subsidiaries will not sustain Year 2000 related credit losses, and whether or not such losses would be material.

         The Bank and its subsidiaries have established back-up contingency plans to continue operations in the event of a Year 2000 systems failure, based on the assumption that all mission critical computer systems are Year 2000 certified and tested but that non-traditional power sources may be required for a short period of time. In addition, a final contingency plan has been established to conduct manual operations using paper forms until such time as a systems failure can be corrected. A full scale live contingency plan test is currently planned to occur in April. Management believes that as a temporary measure, it is feasible with the volume of current activity to continue operations in this manner, but there is no assurance that it is possible or that the cost would not be material.

INCOME TAXES

         Income tax expense (benefit) in 1998 was $(198,592) versus $(292,818) in 1997 and $(358,758) in 1996. The effective tax (benefit) rate was (50.1)% in 1998, (33.9)% in 1997 and (40.1)% in 1996. A tax benefit was realized in 1998,
1997 and 1996 for net operating loss carryforwards as a result of the net losses from operations.

         In February 1996, the Bank, through its 98%-owned subsidiary, Arbor Street LLC, purchased $1,000,000 in federal low income housing tax credits through a partnership investment in Michigan Capital Fund for Housing Limited Partnership I, a Michigan limited partnership (the "Partnership"). The initial investment consisted of a $50,000 equity purchase and the execution by Arbor Street LLC of a $950,000 promissory note held by the Partnership (the "Note"). Additional capital contributions are made over time. The purchase of the tax credits increased the Company's deferred federal income tax assets in 1998, 1997 and 1996 and is expected to decrease the amount of federal income taxes the Company would otherwise pay annually through 2005.

         At December 31, 1998, the Company had available federal income tax loss carryforwards that could be utilized to shelter approximately $2,100,000 in taxable income, and carried a deferred tax asset on its books of $377,088, net of a deferred tax asset reserve of $360,000. If the Company is able to generate sufficient taxable income in future years, the reserve against the Company's deferred tax asset could be reversed, resulting in an increase in future net income. However, if the Company does not generate income in the future to utilize the existing deferred tax assets, the amount of the reserve could be increased, resulting in a decrease in future net income. See above, "Recent Events".

                            UNIVERSITY BANCORP, INC.


                              -------------------

                       CONSOLIDATED FINANCIAL STATEMENTS


                              -------------------


                         DECEMBER 31, 1998, 1997, 1996

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors And Shareholders
University Bancorp, Inc.
Ann Arbor, Michigan

We have audited the accompanying consolidated balance sheets of University Bancorp, Inc. as of December 31, 1998, and 1997 and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to the above present fairly, in all material respects, the financial position of University Bancorp, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


                        /s/ Crowe Chizek and Company LLP
                          Crowe Chizek and Company LLP

Grand Rapids, Michigan
March 18, 1999

Part 1. - Financial Information
Item 1.- Financial Statements



                            UNIVERSITY BANCORP, INC.
                           Consolidated Balance Sheets
                            December 31,1998 and 1997



ASSETS                                                       1998                1997
                                                        ---------------     ---------------
Cash and due from banks                                 $      703,015      $    2,062,307
Short term investments                                       8,543,000             314,652
                                                        ---------------     ---------------
     Total cash and cash equivalents                         9,246,015           2,376,959

Securities available for sale at market                      2,945,832           1,131,927
Federal Home Loan Bank Stock                                   848,400             848,400

Loans held for sale                                         11,862,665          18,156,671

Loans                                                       23,652,103          28,236,183
Allowance for Loan Loss                                       (459,001)           (520,953)
                                                        ---------------     ---------------
     Loans, net                                             23,193,102          27,715,230

Premises and equipment                                       1,439,440           1,955,919
Mortgage servicing rights                                      948,208           1,430,190
Investment in and advances to
    Michigan BIDCO                                             725,733             742,669
Other real estate owned                                        707,730             433,003
Net tax assets                                                 377,088             100,217
Accounts receivable                                          1,198,661           1,198,259
Other assets                                                 1,042,684           1,439,341
                                                        ---------------     ---------------

      TOTAL ASSETS                                      $   54,535,558      $   57,528,785
                                                        ===============     ===============




                                   -Continued-

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (continued)
                            December 31,1998 and 1997


LIABILITIES AND STOCKHOLDERS' EQUITY                         1998                1997
                                                        ---------------     ---------------
Liabilities
Deposits:
  Demand - non interest bearing                         $    1,801,347      $    2,458,211
  Demand - interest bearing                                 16,373,832          19,120,122
  Savings                                                      177,093             143,604
  Time                                                      24,867,369          23,545,234
                                                        ---------------     ---------------
     Total Deposits                                         43,219,641          45,267,171

Mortgage escrow                                                140,673              86,686
Short term borrowings                                          277,000           2,744,188
Long term borrowings                                         1,196,097           1,749,070
Deferred noncompete income                                      32,068              67,072
Drafts payable                                               5,065,281           3,555,565
Accounts payable                                               744,928              66,636
Accrued interest payable                                       415,060             207,432
Other Liabilities                                              157,081             185,372
                                                        ---------------     ---------------
     Total Liabilities                                      51,247,829          53,929,192

Minority Interest                                              204,949             201,149

Stockholders' equity:
  Preferred Stock, $0.001 par value;
   Authorized - 500,000 shares;
    Issued -  0 shares in both 1998 and 1997                         -                   -
  Common stock, $0.01 par value;
   Authorized - 2,500,000 shares;
    Issued - 2,104,323 shares in 1998
    and 1,391,907 shares in 1997                                21,043              13,919
  Treasury Stock - 115,184 shares in 1998
    and 68,977 in 1997                                        (340,530)           (302,446)
  Additional Paid-in-Capital                                 3,539,474           3,493,154
  Retained earnings (deficit)                                  (16,500)            181,549
  Net unrealized gain/(loss) on securities
   available for sale, net of tax
   of $62,182 in 1998, and
   $6,320 in 1997.                                            (120,707)             12,268
                                                        ---------------     ---------------

     Total Stockholders' equity                              3,082,780           3,398,444
                                                        ---------------     ---------------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                             $   54,535,558      $   57,528,785
                                                        ===============     ===============


               The accompanying notes are an integral part of the consolidated financial statements.

                            UNIVERSITY BANCORP, INC.
                      Consolidated Statements of Operations
              For the Years Ended December 31, 1998, 1997 and 1996


                                                        1998               1997               1996
                                                   ----------------   ----------------   ----------------
Interest income:
  Interest and fees on loans                       $     3,732,151    $     4,074,994    $     2,821,007
  Interest on securities:
   U.S. Treasury Securities                                      -                  -             34,310
   U.S. Government agencies                                 85,482            238,190            568,141
   Other securities                                         67,936             67,776             21,403
  Interest on bank deposits                                  1,230             50,458             41,212
  Interest on short term investments                       123,810            304,693            237,453
                                                   ----------------   ----------------   ----------------
     Total interest income                               4,010,609          4,736,111          3,723,526
                                                   ----------------   ----------------   ----------------

Interest expense:
  Interest on deposits:
   Demand deposits                                         736,053            989,247            522,580
   Savings deposits                                          3,900             13,745             51,858
   Time certificates of deposit                          1,444,236          1,672,477          1,537,908
  Bank and other short term borrowings                      85,604            424,419            480,189
  Long Term Notes Payable                                   88,893            108,195            140,178
                                                   ----------------   ----------------   ----------------
     Total interest expense                              2,358,686          3,208,083          2,732,713
                                                   ----------------   ----------------   ----------------

     Net interest income                                 1,651,923          1,528,028            990,813

Provision for loan losses                                  118,433            260,000            190,500
                                                   ----------------   ----------------   ----------------

     Net interest income after
       provision for loan losses                         1,533,490          1,268,028            800,313
                                                   ----------------   ----------------   ----------------

Other income:
  Net security gains                                        97,993              7,715            399,282
  Service charges and fees                                  43,082             17,910              9,428
  Mortgage banking income                                5,291,622          4,926,815          2,363,080
  Gain on sale of servicing rights                        -                  -                   256,840
  Profit(loss) from equity investment in
    Michigan BIDCO                                         128,219            (55,499)            50,301
  Other                                                    412,983            292,163            140,589
                                                   ----------------   ----------------   ----------------
     Total other income                                  5,973,899          5,189,104          3,219,520
                                                   ----------------   ----------------   ----------------

                                   -Continued-

                            UNIVERSITY BANCORP, INC.
                Consolidated Statements of Operations (continued)
              For the Years Ended December 31, 1998, 1997 and 1996

                                                        1998               1997               1996
                                                   ----------------   ----------------   ----------------
Other expenses:
  Salaries and wages                               $     3,955,812    $     4,228,467    $     2,431,561
  Employee benefits                                        561,288            523,771            346,059
  Occupancy, net                                           558,858            499,838            355,950
  Taxes other than income                                   39,740             96,009             26,475
  Data processing and equipment expense                    284,000            269,820            351,796
  Correspondent bank service charges                        26,270             44,133             20,756
  Advertising                                               93,845            103,332            138,957
  Net expense of other real estate owned                    44,281               (782)             7,016
  Legal and audit expense                                  364,969            274,093            293,862
  Other operating expenses                               1,974,967          1,829,193            942,917
                                                   ----------------   ----------------   ----------------
     Total other expenses                                7,904,030          7,867,874          4,915,349
                                                   ----------------   ----------------   ----------------

Income (Loss) before income taxes                         (396,641)        (1,410,742)          (895,516)
                                                   ----------------   ----------------   ----------------

Income taxes (benefit)                                    (198,592)          (292,818)          (358,758)
                                                   ----------------   ----------------   ----------------

     Net Income (Loss)                             $      (198,049)   $    (1,117,924)   $      (536,758)
                                                   ================   ================   ================

Basic and diluted (loss) per common share          $         (0.10)   $         (0.58)   $         (0.29)
                                                   ================   ================   ================

Weighted average shares outstanding                      1,990,509          1,921,721          1,866,519
                                                   ================   ================   ================



                            UNIVERSITY BANCORP, INC.
                        Statement of Comprehensive Income
              For the Years Ended December 31, 1998, 1997 and 1996

                                                        1998               1997               1996
                                                   ----------------   ----------------   ----------------
Net Loss                                                 ($198,049)       ($1,117,924)         ($536,758)
Other comprehensive income:
          Unrealized gains/(losses) arising
          during period                                   (201,477)            26,411           (223,062)
          Less:  reclassification adjustment
          for accumulated gains/(losses)
          included in net income                           (97,993)            (7,715)          (399,282)
                                                   ------------------------------------------------------
                Other comprehenisve income/(loss),
                before tax effect                         (299,470)            18,696           (622,344)
          Income tax effect on unrealized
         gains/(losses) arising during period               68,502             (8,979)            75,840
         Income tax effect on reclassification
         adjustments                                        33,318              2,623            135,756
                                                   ------------------------------------------------------
                Other comprehensive income/(loss),
                net of tax                                (197,650)            12,340           (410,748)
                                                   ------------------------------------------------------
Comprehensive loss                                        (395,699)        (1,105,584)          (947,506)
                                                   ======================================================


               The accompanying notes are an integral part of the consolidated financial statements.

           UNIVERSITY BANCORP, INC.
Consolidated Statements of Stockholders' Equity
For the years ended December 31, 1998, 1997, and 1996

                                                      Common Stock $.01                  Treasury Stock
                                                          Par Value
                                              -------------------------------------------------------------------    Additional
                                                 Number of              Par           Number of                        Paid In
                                                   Shares              Value            Shares           Cost          Capital
                                              ------------------------------------------------------------------------------------
Balance January 1, 1996                              1,276,125          $ 12,761        (37,282)     $ (139,808.00) $ 2,799,656

Issuance of Shares at $5.56 per share                   19,241               193              -               -         106,733

 Purchase of shares at $5.12 per share                       -                 -        (31,483)       (161,075)              -

     Net change in unrealized
     gain(loss) on securities                                -                 -              -               -               -
 available for sale, net of tax

         Net Income (Loss)                                   -                 -              -               -               -
                                              ------------------------------------------------------------------------------------
     Balance December 31, 1996                       1,295,366            12,954        (68,765)       (300,883)      2,906,389

     Issuance of shares weighted
      average at $6.43 per share                        86,541               865              -               -         555,615

Exercised option shares at $3.13 per share              10,000               100                                         31,150

Purchase of shares at $7.37 per share                        -                 -           (212)         (1,563)              -

     Net change in unrealized                                -                 -              -               -               -
     gain(loss) on securities
   available for sale, net of tax

       Net Income (Loss)                                     -                 -              -               -               -
                                              ------------------------------------------------------------------------------------
     Balance December 31, 1997                       1,391,907            13,919        (68,977)       (302,446)      3,493,154

        3 for 2 stock split                            695,972             6,960        (34,489)                         (6,960)

   Issuance of shares weighted
    average at $3.25 per share                          16,444               164              -               -          53,280

Purchase of shares at $3.25 per share                        -                 -        (11,718)        (38,084)              -

     Net change in unrealized
     gain(loss) on securities                                -                 -              -               -               -
   available for sale, net of tax

        Net Income (Loss)                                    -                 -              -               -               -
                                              ------------------------------------------------------------------------------------
   Balance December 31, 1998                         2,104,323          $ 21,043       (115,184)     $ (340,530)    $ 3,539,474
                                              ====================================================================================

                                                            Unrealized
                                                           gain/(loss)
                                                          on securities       Total
                                              Retained      available    Stockholders'
                                              Earnings       for sale        Equity
                                              ------------------------------------------
Balance January 1, 1996                       $ 1,836,231      $ 142,058    $ 4,650,898

Issuance of Shares at $5.56 per share                   -              -        106,926

 Purchase of shares at $5.12 per share                  -              -       (161,075)

     Net change in unrealized
     gain(loss) on securities                           -       (147,222)      (147,222)
 available for sale, net of tax

         Net Income (Loss)                       (536,758)             -       (536,758)
                                              ------------------------------------------
     Balance December 31, 1996                  1,299,473         (5,164)     3,912,769

     Issuance of shares weighted
      average at $6.43 per share                        -              -        556,480

Exercised option shares at $3.13 per share                                       31,250

Purchase of shares at $7.37 per share                   -              -         (1,563)

     Net change in unrealized                           -         17,432         17,432
     gain(loss) on securities
   available for sale, net of tax

       Net Income (Loss)                       (1,117,924)             -     (1,117,924)
                                              ------------------------------------------
     Balance December 31, 1997                    181,549         12,268      3,398,444

        3 for 2 stock split

   Issuance of shares weighted
    average at $3.25 per share                          -              -         53,444

Purchase of shares at $3.25 per share                   -              -        (38,084)

     Net change in unrealized
     gain(loss) on securities                           -       (132,975)      (132,975)
   available for sale, net of tax

        Net Income (Loss)                        (198,049)             -       (198,049)
                                              ------------------------------------------
   Balance December 31, 1998                    $ (16,500)    $ (120,707)   $ 3,082,780
                                              ==========================================

                            UNIVERSITY BANCORP, INC.
                      Consolidated Statements of Cash Flows For the years ended
              December 31, 1998, 1997 and 1996


                                                                              1998                1997               1996
                                                                         ----------------    ---------------    ---------------
      Cash flow from operating activities:
      Net income (loss)                                                  $      (198,049)    $   (1,117,924)    $     (536,758)
      Adjustments to reconcile net loss to net cash from Operating
        Activities:
          Depreciation and amortization                                          321,275            663,076            562,141
          Compensation Expense                                                    53,455             36,322             15,056
          Provision for loan loss                                                118,433            260,000            190,500
          Gain on sale of mortgage servicing rights                             -                  -                  (256,840)
          Mortgage loans originated for sale and securitization             (525,438,872)      (396,723,436)      (193,356,147)
          Proceeds from sale of loans and mortgage backed trading
            securities                                                       534,353,849        413,672,875        171,985,016
          Net loss/(gain) on loan sales and securitization                    (2,620,971)        (2,564,188)        (1,180,289)
          Gain on sale of home equity loans                                     -                  (429,260)          -
          Gain on disposal of fixed assets                                      (114,199)          -                  -
          Net amortization/accretion on securities                               (23,718)            14,856            (18,932)
          Loss/(Gain) on sale of securities available for sale                   (97,993)            (7,715)          (399,282)
          Change in:
            Investment in Michigan BIDCO, Inc.                                    16,936             73,121            (50,301)
            Other real estate                                                   (274,727)          (166,924)          (135,483)
            Increase/(Decrease) in other assets                                  187,886         (2,736,723)          (717,937)
            Increase/(Decrease) in other liabilities                           2,282,686         (1,204,317)           512,506
                                                                         ----------------    ---------------    ---------------
             Net cash from (used in) operating activities                $     8,565,991     $    9,769,763     $  (23,386,750)
                                                                         ----------------    ---------------    ---------------

          Cash flow from investing activities:
            Purchase of securities available for sale                         (2,175,534)        (1,890,921)       (11,701,033)
            Proceeds from sales of securities available for sale                 142,088          5,879,886         10,888,145
            Proceeds from maturities and paydowns of securites
              available for sale                                                 139,775          1,396,835          6,751,784
            Capitalized mortgage servicing rights                                (48,484)          (275,680)          (616,436)
            Proceeds from sale of servicing rights                               530,466            835,396          1,216,952
            Loans granted net of repayments                                    4,403,695         (6,877,463)       (11,905,489)
            Proceeds from disposal of assets                                     390,012           -                  -
            Premises and equipment expenditures                                  (80,609)          (439,280)          (876,561)
                                                                         ----------------    ---------------    ---------------
             Net cash from (used in) investing activities                      3,301,409         (1,371,227)        (6,242,638)
                                                                         ----------------    ---------------    ---------------

          Cash flow used in financing activities:
            Net increase (decrease) in deposits                               (2,047,530)        (4,673,360)        32,361,195
            Proceeds from FHLB advances                                         -                                    7,000,000
            Payments of FHLB advances                                           -                (6,000,000)       (11,000,000)
            Net increase(decrease) in mortgage escrow accounts                    53,987               (866)             9,313
            Net increase (decrease) in other short term borrowings            (2,467,188)        (9,234,578)        11,978,766
            Principal payment/borrowings on notes payable                       (552,973)           786,570            (37,500)
            Issuance of common stock                                              53,444            551,408             91,870
            Purchase of treasury stock                                           (38,084)            (1,563)          (161,075)
                                                                         ----------------    ---------------    ---------------
             Net cash from financing activities                               (4,998,344)       (18,572,389)        40,242,569
                                                                         ----------------    ---------------    ---------------

                Net change in cash and cash equivalents                        6,869,056        (10,173,853)        10,613,181
         Cash and cash equivalents:
           Beginning of period                                                 2,376,959         12,550,812          1,937,631
                                                                         ----------------    ---------------    ---------------
           End of period                                                 $     9,246,015     $    2,376,959     $   12,550,812
                                                                         ================    ===============    ===============

          Supplemental disclosure of cash flow information:

          Cash paid for interest expense                                 $  2,151,058        $    3,356,692     $    2,599,547

          Supplemental disclosure of noncash investing activities:
          Par value of mortgage loans securitized                        $ 48,236,448        $  171,639,196     $   54,137,028

    The accompanying notes are an integral part of the financial statements.

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1998

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

        The Company is a bank holding company. The subsidiary Bank, which is located in Michigan, is a full service community bank, which offers all customary banking services, including the acceptance of checking, savings and time deposits. The Bank also makes commercial, real estate, personal, home improvement, automotive and other installment, credit card and consumer loans, and provides fee based services such as annuity and mutual fund sales, life insurance and foreign currency exchange. The Bank considers its customer base to be primarily located in the Ann Arbor, Michigan area. The Bank established its main office in Ann Arbor in February 1996, by relocating from the eastern Upper Peninsula of Michigan. The Ann Arbor office is the focus of the Bank's future business development plan. The consolidated assets of the Company of $54,535,558 as of December 31, 1998, primarily represent commercial and retail banking activity. Mortgage loans which were sold into the secondary market and are being serviced by the Bank and Midwest for others of $95,000,000 as of December 31, 1998, are not included in the Company's consolidated balance sheet. The Bank uses brokers to arrange time deposits, and during 1998, a significant portion of the Bank's time deposits were brokered deposits (See Note 8).

        The Bank's operating subsidiaries, Midwest, Varsity Funding and Varsity Mortgage, are engaged in the residential home "mortgage banking" business. Midwest Loans Services began operations in 1992 and was acquired by University Bank in December, 1995. Midwest Loan Services is based in Houghton, Michigan, and is a specialist in servicing residential mortgage loans for itself and other financial institutions, including the Bank (See Note 4.) Varsity Funding commenced operations in October 1995 and Varsity Mortgage commenced operations in March 1996 (See Note 4). Varsity Funding and Varsity Mortgage which are based in Farmington Hills, Michigan, specialize in the purchase, from correspondents, and the sale to the secondary market, of nonconforming and conforming residential loans, respectively.

        The consolidated financial statements include operating results of the Agency since its acquisition on December 31, 1996. The Agency is engaged in the sale of insurance products including life and health, and investment products including annuities and mutual funds. The Agency is located in the Bank's Ann Arbor main office.

        The Bank's 98%-owned subsidiary, Arbor Street LLC, has purchased $1,000,000 in low income housing tax credits through Michigan Capital Fund for Housing Limited Partnership I with the assistance of $950,000 in initial financing in the form of a loan from the Michigan Housing Development Authority.

        The Company's loan portfolio is concentrated in Ann Arbor and Washtenaw County, Michigan. While the loan portfolio is diversified, the customers' ability to honor their debts is partially dependent on the local economy. The Ann Arbor area is primarily dependent on the education, healthcare, services, and manufacturing (automotive and other) industries. Most real estate loans are secured by federal agency guarantees and residential or commercial real estate and most business loans are secured by business assets. Generally, installment loans are secured by various items of personal property. A large portion of time deposits consist of certificates of deposit obtained through brokers and are subject to withdrawal (with penalties for early withdrawal) should the Company's credit worthiness downgrade.

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1998

1.       Summary of significant accounting policies (continued)

        Michigan BIDCO, Inc.
        The Bank's investment in Michigan BIDCO, Inc. (the BIDCO) is accounted for under the equity method of accounting. The Bank owns 44.1% of the outstanding shares of the BIDCO at December 31, 1998, which began operations in May, 1993. At December 31, 1998, the Company owned $67,977 in bonds issued by the BIDCO. If there were a conversion of outstanding convertible bonds, the Bank and the Company would together own 12.17% and 15.61% at December 31, 1998 and 1997. In addition, upon conversion, certain Corporation officers and directors and their immediate family (two of whom serve as President and Chairman of the Corporation) would have an ownership interest in the BIDCO of 29.4%. The conversion may take place, at the election of the BIDCO, subsequent to any time that the BIDCO's equity pursuant to an audit performed using generally accepted auditing standards exceeds $1,500,000. The financial statements of Michigan BIDCO, Inc. are stated using the prescribed accounting practices of investment companies. As a result, investments made by the BIDCO are evaluated by management and carried at estimated fair value. Total equity of the BIDCO was $1,486,239 at December 31, 1998.

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

        Loans
        Loans are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Interest income is not reported when full loan repayment is in doubt, typically when payments are past due over 90 days. Payments received on such loans are reported as principal reductions, unless all interest and principal payments in arrears are paid in full.

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1998


1.      Summary of significant accounting policies (continued)

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

        Allowance for loan losses
        The allowance for loan losses is a valuation allowance for probable credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required based on past loan loss experience, known and inherent risks in the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off.

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

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1998


1.      Summary of significant accounting policies (continued)

        Retirement plan
        The Bank replaced a SEP IRA plan with a 401-K Plan, effective January 1, 1996, which allows an employee to contribute up to 15% of salary pre-tax, to the allowable limit prescribed by the Internal Revenue Service. Management has discretion to make matching contributions to the Plan. However, no matching contributions were made by the Bank for the years ended December 31, 1998, 1997 and 1996.

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

        Dividend restriction
        Banking regulations require the maintenance of certain capital levels and may limit the amount of dividends which may be paid by the bank to the holding company or by the holding company to shareholders. In addition, the Bank cannot pay a dividend until it has net retained earnings. The retained earnings deficit of the Bank at December 31,1998 and 1997 was $624,615 and $490,509 respectively.

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

        Comprehensive Income (Loss):
        Under a new accounting standard, comprehensive income is now reported for all periods. Comprehensive income (loss) includes both net income and other comprehensive income. Other comprehensive income includes the change in unrealized gains and losses on securities available for sale.

        Reclassifications
        Certain amounts for 1997 and 1996 have been reclassified to conform with the 1998 presentation.

        Segment Reporting

        The Corporation's segments are determined by the products and services offered, primarily distinguished between banking and mortgage banking operations. Loans, investments, and deposits provide the revenues in the banking operation, and servicing fees, underwriting fees and loan sales provide the revenues in mortgage banking. All operations are domestic.

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1998


2.        Sale of branches and associated loans

        On December 5, 1994 the Bank sold three branches, certain deposits and associated loans to another bank. A portion of the sales price, $175,000, was allocated to deferred income attributable to the non-compete agreement. This deferred income is being amortized into income over the five year term of the agreement.


3.      Securities available for sale

        The following is a summary of the amortized cost and fair value of securities available for sale at December 31, 1998 and 1997:



                                December 31, 1998
                                                       -----------------
                                        Amortized       Gross Unrealized         Fair
                                           Cost         Gains      Losses        Value
----------------------------------------------------------------------------------------
        U.S. agency mortgage-backed   $2,191,000        4,000   $ (136,000)   $2,059,000
        Other mortgage-backed            421,000        4,000           --       425,000
        U.S. Treasury                    467,000           --      (25,000)      442,000
        U.S. agency equity               848,000           --      848,000
        Other equity                      50,000           --      (30,000)       20,000
----------------------------------------------------------------------------------------
        Total securities
          available for sale          $3,977,000   $    8,000   $ (191,000)   $3,794,000
                                      ==========   ==========   ==========    ==========

                                December 31, 1997
                                                       -----------------
                                       Amortized        Gross Unrealized          Fair
        (in thousands)                 Cost             Gains      Losses         Value
----------------------------------------------------------------------------------------
         U.S. agency mortgage-backed    $509,000   $    9,000   $       --    $  518,000
         Other mortgage-backed           561,000           --      (28,000)      533,000
         U.S. agency equity              848,000           --           --       848,000
         Other equity                     44,000       37,000           --        81,000
----------------------------------------------------------------------------------------
         Total securities
         available for sale           $1,962,000   $   46,000   $  (28,000)   $1,980,000
                                      ==========   ==========   ==========    ==========

        Investment securities with an amortized cost of approximately $3,077,000 at December 31, 1998 and $1,068,000 at December 31, 1997 were pledged to secure certain borrowings.

        Sales of available for sale securities             1998               1997                 1996
                                                           ----               ----                 ----
                 Proceeds                              $  142,088         $5,907,489         $10,888,145
                 Realized gains                            97,993             70,881             433,222
                 Realized losses                                -             63,166              33,940

        The scheduled maturity date of the securities available for sale at December 31, 1998 is:

                                                   Amortized               Fair
                                                     Cost                 Value
                            1999                $          0          $          0
                       2000-2003                       2,000                 2,000
                       2004-2008                     503,000               506,000
                     After  2008                   3,472,000             3,794,000
                                                ------------          ------------
                                                $  3,977,000          $  3,794,000

        Since mortgage-backed securities have variable payments, they are not reported by specific maturity grouping.

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1998

4.      Secondary mortgage market operations

        The Bank, and its subsidiaries Midwest Loan Services, Varsity Mortgage and Varsity Funding, originate, purchase, sell and service single family mortgage loans. The following summarizes the secondary market activities of the Bank, Midwest, Varsity Funding and Varsity Mortgage, for the years ended:

                                                                 December 31,
                                                  -----------------------------------------
                                                      1998           1997           1996
                                                      ----           ----           ----
Origination and other fees                        $ 2,154,871    $ 1,521,292    $   609,499
Gain on sale and securitization of
  mortgages                                         2,620,971      2,993,448      1,180,289
Loan servicing and subservicing fees, net             515,780        412,075        573,292
                                                  -----------    -----------    -----------

Mortgage banking income reflected in statements
  of operations                                     5,291,622      4,926,815      2,363,080
Gain on sale of servicing rights                            -              -        256,840

Market value adjustments  included in other
  operating expense                                       983             -               -

Interest income allocation                          2,020,265      1,699,400      1,310,062
Interest expense allocation                        (1,269,149)
                                                                  (1,332,100)      (927,578)
Operating expense allocation                       (5,590,558)    (5,003,798)    (2,625,456)
                                                  -----------    -----------    -----------
Pretax profit (loss) from secondary
market activities                                 $   453,162    $   290,317    $   376,948
                                                  ===========    ===========    ===========

        Certain assumptions were used to calculate the profit and loss from secondary market activities. Interest income was calculated using the average annual balance of loans held for sale at the Bank's average yield on mortgage loans. Interest expense was calculated using the average annual balance of loans held for sale, net of escrow balances, at the Bank's average cost of funds rate.

        Operating expenses included certain direct costs, but a significant portion is based upon management's estimates using the best available information.


                                         Years Ended December 31,
                                         ------------------------
                                  1998             1997             1996
                                  ----             ----             ----
Loans held for sale,
 January 1                      18,156,671    $  30,534,574    $   7,983,154

Origination or acquisition
 of loans held for sale        525,438,872      401,294,972      193,356,147

Sale of loans originated
 for sale                     (483,496,430)    (242,033,679)    (116,667,699)
Securitization of loans        (48,236,448)    (171,639,196)     (54,137,028)
                             -------------    -------------    -------------


Loans held for sale,
 December 31                 $  11,862,665    $  18,156,671    $  30,534,574
                             =============    =============    =============

        The bank and third parties will alternatively provide funding sources for the mortgage banking pipeline. Included within other liabilities at December 31, 1998 and 1997 are $5,065,281 and $3,300,000 of recently closed loans which the Bank is funding internally.

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1998



4.      Secondary mortgage market operations (continued)
        The aggregate market value of the loans held for sale exceeded the cost at December 31, 1998, 1997 and 1996, thus no reserve was required.

        Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. Such mortgage loans have been sold predominately without recourse or with limited recourse. The unpaid principal balances of these loans, including loans acquired from the acquisition of Midwest, were $95,000,000, $125,000,000, and $214,000,000 at December 31, 1998, 1997 and 1996, respectively.

        Midwest also provides sub-servicing of loans for other financial institutions. At December 31, the principal balance of loans for which sub-servicing was provided was $116,179,291 in 1998 and $321,896,000 in 1997.

        Custodial balances maintained in connection with the foregoing loan servicing were $1,670,138, $425,756, and $1,064,650 at December 31,
        1998, 1997 and 1996, respectively.

        Following is an analysis of the change in the asset balance of mortgage servicing rights:

        Balance, January 1, 1996                   2,936,703
        Additions                                    616,436
        Bulk sale of servicing                      (960,112)
        Amortization                                (280,591)
                                                 -----------
        Balance, December 31, 1996                 2,312,436
        Additions                                    275,680
        Bulk sale of servicing                      (835,396)
        Amortization                                (322,530)
                                                 -----------
        Balance, December 31, 1997               $ 1,430,190
        Additions                                     48,484
        Bulk sale of servicing                             0
        Amortization                                (530,466)
                                                 -----------
        Balance, December 31, 1998               $   948,208
                                                 ===========

        There was no valuation allowance necessary at December 31, 1998, 1997 or 1996. Additions to mortgage servicing rights in 1998 consisted of purchased rights of $0 and originated rights of $48,484. Additions to mortgage servicing rights in 1997 consisted of purchased rights of $113,905 and originated rights capitalized of $161,775. Additions to mortgage servicing rights in 1996 consisted of purchased rights of $319,715 and originated rights capitalized of $296,721.

5.      Loans
        Major classifications of loans are as follows as of December 31, 1998 and 1997:

                                                     1998                         1997
                                                 ------------                ------------
                Commercial                       $  7,931,824                $ 11,056,374
                Real estate - mortgage              8,658,285                   8,836,241
                Real estate - construction          1,572,522                   1,584,390
                Installment                         5,489,472                   6,759,178
                                                 ------------                ------------
                                                   23,652,103                  28,236,183
                Allowance for loan losses            (459,001)                   (520,953)
                                                 ------------                ------------
                Net loans                        $ 23,193,102                $ 27,715,230
                                                 ============                ============

                  UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                              December 31, 1998






5.      Loans (continued)
        Changes in the allowance for loan losses were as follows:

                                                                1998                    1997                     1996
                                                             ---------                ---------                ---------
        Balance at beginning of period                       $ 520,953                $ 297,783                $ 317,185
        Provision charged to operating expense                 118,433                  260,000                  190,500
        Recoveries                                              76,283                   46,435                   14,757
        Charge-offs                                           (256,668)                 (83,265)                (224,659)
                                                             ---------                ---------                ---------
        Balance, end of year                                 $ 459,001                $ 520,953                $ 297,783
                                                             =========                =========                =========

        Past due and non accrual loans are as follows:

                                                               1998                   1997
                                                             --------               --------
        Past due loans
          90 days and more and still accruing:
             Real estate                                     $  4,430               $233,697
             Installment loans                                     --                  5,556
             Commercial loans                                $     --                 95,643
                                                             --------               --------
                                                             $  4,430               $534,896
                                                             ========               ========

        Non accrual loans:
             Real estate                                     $467,402               $532,821
             Installment loans                                     --                 44,409
             Commercial loans                                      --                  9,479
                                                             --------               --------
                                                             $467,402               $586,709
                                                             ========               ========


6.      Impaired Loans
        Information regarding impaired loans for the years ended December 31, is as follows:

                                                                           1998                  1997
                                                                           ----                  ----
        Impaired loans:
             Loans with no allowance allocated                           $     -               $ 34,255
        Loans with allowance allocated                                         -                314,201
             Amount of allowance for loan losses allocated                     -                 10,085

                                                                 1998                  1997
                                                                 ----                  ----
        Impaired loans:
             Average balance during the year                  $ 92,687               $227,345
             Interest Income recognized thereon                  7,079                  1,097
        Cash-basis interest income recognized                    7,079                  1,097



7.      Premises and equipment
        Premises and equipment classifications at December 31, 1998 and 1997 are summarized as follows:

                                                            1998                        1997
                                                         -----------                -----------
        Land                                             $   133,290                $   163,290
        Buildings and improvements                           991,007                  1,184,292
        Furniture, fixtures, and equipment                 1,272,126                  1,407,928

                                                           2,396,423                  2,755,510
        Less accumulated depreciation                       (956,983)                  (916,315)
                                                         -----------                -----------
        Net                                              $ 1,439,440                $ 1,955,919
                                                         ===========                ===========


        Depreciation expense amounted to $269,698, $242,376, and $279,807 for the years ended December 31, 1998, 1997 and 1996, respectively.

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1998

7.        Premises and equipment (continued)

        The Bank leases its ATM Drive-thru location in Ann Arbor for $24,000 per year. Varsity Funding and Varsity Mortgage lease space for their offices for $44,771 and $61,533 per year, respectively, and Midwest leases its space for a nominal amount from the city of Houghton. Total rental expense for the operating leases was $156,633 in 1998, $131,774 in 1997, and $74,831 in 1996. As of December 31, 1998, the Corporation had no minimum rental commitments under noncancelable operating leases. The Bank had an annual minimum rent as of December 31, 1998 of $24,000, with a total minimum amount of future rent payable over the next 7 years of $168,000. Varsity had an annual minimum rent as of December 31, 1998 of $106,304, with a total minimum amount of future rent payable over the next two years of $174,182.

        The Bank remains contingently liable in the event that the purchaser of one of its branch locations in Sault Ste. Marie does not meet its future obligations to the lessor. As of December 31, 1998, management believes that the purchaser was in compliance with these lease terms. The annual base rent for such branch is currently $32,000, and the future minimum rent due is $154,000.

        In May 1995, the Bank purchased a building in Ann Arbor, Michigan. The Bank leases 42% of the building to the University of Michigan. The lease calls for minimum payments of $68,000 (adjusted annually for inflation) plus the pro rata share of the building's expenses. The lease was renewed in 1998 for another three years.

8.      Time deposits

        Time deposit liabilities issued in denominations of $100,000 or more at December 31, 1998 and 1997, were $15,445,336 and $12,208,952, respectively.

        At year-end 1998, stated maturities of time deposits were:

                                   1999                        $21,526,094
                                   2000                          2,493,084
                                   2001                            438,550
                                   2002                            346,137
                                   2003                              5,204
                             thereafter                             58,300
                                                               -----------
                                                               $24,867,369
                                                               ===========

        At December 31, 1998 and 1997, the Bank had issued through brokers $10,687,000 and $5,334,000 of time deposits with a maturity of 1-60 months which are included in the table above.

        Related party deposits totaled $278,003 and $473,978 at year-end 1998 and 1997.


9.      Stock options

        Director Stock Options
        In 1993, the Board of Directors approved the grant of options to purchase 15,000 shares of common stock to each of the four non-executive directors, in lieu of compensation. The exercise price of options granted was set at $2.08 per share, which was the then current bid price per share as reported by NASDAQ. The options are immediately exercisable and expire July 19, 2003. No options were exercised in 1998. Options covering 15,000 shares were exercised during 1997. Options granted on 45,000 shares remain outstanding under this plan at December 31, 1998.

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1998

        1995 Stock Plan
        In 1995, the Corporation adopted a stock option and stock award plan (the 1995 Stock Plan), which provides for the grant of incentive stock options, as defined in Section 422(b) of the Internal Revenue Code of 1986, as amended, as well as the grant of non-qualified stock options and other stock awards. The plan provides for the grant to officers, directors and key employees of the Corporation, and independent contractors providing services to the Corporation, of options to purchase and other awards of common stock. The exercise price of options granted under the plan shall be as determined by the Board of Directors, or a compensation committee thereof. Options shall expire on the date specified by the Board of Directors or such committee, but not more than 10 years from the date of grant (or five years from the date of grant for incentive stock options if the grantee owned 10% of the Corporation's voting stock at the date of grant). Unless amended, the 1995 Stock Plan will terminate on November 15, 2005.

        The following table summarizes the activity relating to options to purchase the Corporation's common stock:

                                                                                     Weighted Average
                                                                Number of            Exercise Price
                                                                 Options               Per Share
                                                                 -------               ---------
        Outstanding at December 31, 1995 and 1994                 60,000                $   2.08

        Granted - 1996 ($0.76 Fair Value)                        423,812                    3.11
        Exercised - 1996                                          (6,812)                   3.69
        Forfeited - 1996                                         (26,250)                   3.33
                                                              ----------                --------
        Outstanding at December 31, 1996                         450,750                    2.95
                                                              ----------                --------

        Granted - 1997 ($0.21 Fair Value)                        140,700                    3.67
        Exercised - 1997                                         (37,753)                   3.03
        Forfeited - 1997                                         (93,750)                   3.67
                                                              ----------                --------
        Outstanding at December 31, 1997                         459,947                $   3.05
                                                              ----------                --------

        Granted - 1998 ($0.47 Fair Value)                         67,500                    3.00
        Exercised - 1998                                              --                   --
        Forfeited - 1998                                        (346,697)                   3.16
                                                              ----------                --------
        Outstanding at December 31, 1998                         180,750                $   2.83
                                                              ==========                ========


        Options outstanding have been restated for a 3 for 2 stock split in 1998. Options allowable for grant under the plan are not adjusted without shareholder approval. Due to forfeitures in 1998 prior to the split, the number of shares allowable for grant did not require adjustment, and the number of options has remained within allowable amounts.

        At December 31, 1998
        Number of options immediately exercisable                                     119,250
        Weighted average exercise price of immediately
           exercisable options                                                          $2.72
        Range of exercise price of options outstanding                          $2.08 - $3.33
        Weighted-average remaining life of options outstanding                      3.5 years

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1998

9.      Stock options (continued)
        SFAS No. 123, which became effective for 1996, requires pro forma disclosures for companies that do not adopt its fair value accounting method for stock-based employee compensation. Accordingly, the following pro forma information presents net income and earnings per share had the Standard's fair value method been used to measure compensation cost for stock options granted in 1996. Compensation cost recognized for stock options under APB No. 25 was $0 for 1998 and 1997, because options were granted at exercise prices equal to the underlying stock prices at date of grant. At year-end 1998, 169,370 shares were authorized for future grants.

                                                                          1998                      1997
                                                                          ----                      ----
        Estimated fair value stock options granted:
              Assumptions used:
                Risk-free interest rate                                     4.55%                     5.7%
                Expected option life                                    3.5 years                      2 years
                Expected stock price volatility                             3.6%                       14%
                Expected dividends                                         $0                          $0

        Pro-forma net loss and loss earnings per share,
              assuming FAS 123 fair value method was used
              for stock options:
                Net Loss                                                (210,799)                 (1,154,765)
                Loss per share                                            $(0.11)                  $(0.60)

10.     Employee stock ownership plan
        The employees allocation of ESOP assets is based on their current compensation, after 1 year of service and upon reaching the age of twenty one. The annual contribution to the ESOP is at the discretion of the Corporation. The assets of the ESOP are held in trust and were valued at approximately $144,000 and $205,000 as of December 31, 1998 and 1997, respectively. The assets of the plan are comprised entirely of shares of the Corporation, 67,800 and 63,074 shares at December 31, 1998 and 1997, respectively, all of which were fully allocated at December 31, 1998. Upon retirement from the plan, participants have distributed to them their allocated shares of the Corporation's stock. The Corporation made an additional contribution to the plan for the years ended December 31, 1998, 1997 and 1996 of 16,445, 9,906, and 4,050
        shares of common stock with an approximate fair market value at the time of the contribution of $53,445, $36,322, and $15,056, respectively.

11.     Commitments and contingencies
        The Bank and Varsity Mortgage are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to make loans and to sell loans, letters of credit and unused lines of credit. The Bank and Varsity Mortgage's exposure to credit loss in the event of non-performance is equal to or less than the contractual amount of these instruments. The Bank follows the same credit policy to make such commitments as is followed by those loans recorded in the consolidated financial statements.

        The following is a summary of commitments as of December 31, 1998 and 1997:

                                                    1998                     1997
                                                    ----                     ----
        Commitments to buy loans                $31,111,200               $35,356,400
        Unused lines of credit                    7,010,000                 5,364,049
        Commitments to sell loans               $22,861,600               $21,184,400

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1998

12.     Related party transactions
        The Company's Chairman and President also serve as officers and directors of BIDCO. As such, the Chairman and President are actively involved in BIDCO operations, including investment activity and estimation of the fair value of investments. In addition, in the ordinary course of business the BIDCO has invested in several limited liability companies (LLCs), and the Chairman and President have also personally purchased participations from the BIDCO and invested in certain of the same LLCs.

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

13.     Income taxes
        The provision for federal income taxes is composed of the following amounts:

                                                    1998                     1997                     1996
                                                  --------                 ---------                --------
        Current expense (benefit)                $  71,691                $(257,738)               $(329,533)
        Deferred expense (benefit)                (270,283)                 (35,080)                 (29,225)
        Total year                               $(198,592)               $(292,818)               $(358,758)

        The net deferred tax asset at December 31, 1998 and 1997 is comprised of the following:

                                                                           1998                     1997
                                                                         --------                 --------
        Loans available for sale                                        $     358                $   8,134
        Core deposit intangible                                                --                      190
        Allowance for loan losses                                          92,042                  121,232
        Temporary differences from LLCs                                    32,582                    6,450
        Nonaccrual loan interest income                                    12,164                    7,395
        Net Operating Loss Carryforward                                   222,092                  172,417
        Tax Credit Carryforward                                           400,511                  278,197
        Unrealized loss on investment available for sale                   62,216                        -
                                                                        ---------                ---------
        Deferred tax assets                                               821,965                  594,015
                                                                        =========                =========
        Unrealized gain on investments available for sale                       -                   (6,320)
        Servicing rights                                                  (65,971)                (153,886)
        Other                                                             (18,906)                  (8,682)
                                                                        ---------                ---------
        Deferred tax liabilities                                          (84,877)                (168,798)
                                                                        =========                =========
        Net deferred tax asset                                            737,088                  426,217
        Valuation allowance for deferred tax assets                      (360,000)                (325,000)
        Net Deferred Tax Asset                                          $ 377,088                $ 100,217
                                                                        =========                =========

        The Company has net operating loss carryforwards of approximately $620,000 which expire 2017; and general business credit carryforwards of approximately $320,000 which expire in 2017. In addition, the Company has an alternative minimum tax (AMT) credit carryforward of approximately $83,000. Under current tax regulations, the AMT credit can be carried forward indefinitely. Management has established an allowance for deferred tax assets that are not considered realizable at both December 31, 1997 and 1998.

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1998

        The difference between the financial statement tax expense and amounts computed by applying the statutory federal tax rate of 34% to pretax income is reconciled as follows:

                                                                        1998                      1997                    1996
                                                                      ---------                ---------                ---------
        Statutory rate applied to income before taxes                 $(134,858)               $(479,652)               $(304,475)
        Add (Deduct)
           Undistributed earnings of
             unconsolidated subsidiary                                  (38,837)                  24,495                  (17,102)
           Tax Credits                                                 (122,314)                (118,742)                       -
           Change in valuation allowance                                 35,000                  185,000                        -
           Other                                                         62,416                   96,081                  (37,181)
                                                                      ---------                ---------                ---------
        Current year provision (benefit) for income tax               $(198,592)               $(292,818)               $(358,758)
                                                                      =========                =========                =========

14.     Short and Long-Term Borrowings
        The Corporation has a note payable to North Country Bank & Trust (NCB&T) secured by the stock of the Bank with a balance of $826,000 and $922,688 at December 31, 1998 and 1997. The note has a maturity date of February 15, 2005. Interest is payable quarterly at the prime rate of NCB&T plus
        1.00 percent. Required principal payments under the loan for the next five years are:

                           1999                                     $132,000
                           2000                                     $132,000
                           2001                                     $132,000
                           2002                                     $132,000
                           2003                                     $132,000
                           Thereafter                               $166,000
                                                                    --------
                           Total                                    $826,000

        Dividends by the Bank to the holding company in excess of the prior year's annual net income are not permitted without prior permission from NCB&T under the terms of the Corporation's credit facility.

        Arbor Street, LLC has an obligation of $647,097 at December 31, 1998 payable to the Michigan Housing Development Authority in connection with its investment in a low income housing limited partnership. Payments are due on demand, but are expected to be funded as follows:

                           1999                                    $ 145,000
                           2000                                     $142,000
                           2001                                     $140,000
                           2002                                     $137,000
                           2003                                     $ 85,097
                                                                  ----------
                           Total                                    $647,097

15.     Federal Home Loan Bank advances
        At December 31, 1998, the Bank has a line of credit from the Federal Home Loan Bank (the FHLB) in the amount of $6,500,000. There were no outstanding advances from the FHLB at December 31, 1998.

        Advances are secured by the pledge of specific mortgage loans held for investment with unpaid principal balances of $4,880,656 and available-for-sale securities with a balance of $3,076,709.

16.    Earnings per share
       Due to the net losses in 1998, 1997, and 1996, the stock options outstanding were considered anti-dilutive and are not included in earnings per share calculations. As a result, both basic and diluted earnings per share are equal to net loss divided by weighted average common shares outstanding.

       In February of 1998, the Company declared a 3 for 2 share stock split in the form of a dividend. Calculated fractional shares were paid in whole share amounts. All weighted average share numbers have been adjusted for this stock split.

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1998

17.     Regulatory matters
        The Bank is subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors, and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

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

        At year end, actual capital levels of the bank (in millions) and minimum required levels were:

         Total Cap to Risk-Weight Assets    Tier 1 Cap to Risk-Weight Assets    Tier 1 Cap to Avg Assets
         Regulatory         Actual                 Regulatory     Actual        Regulatory        Actual
         Minimum      Ratio    Amount          Minimum      Ratio    Amount      Minimum      Ratio    Amount
         -------      -----    ------          -------      -----    ------      -------      -----    ------
1998      10%         13.1%    $  4.4            6%        11.8%    $  3.9          5%        7.2%    $  3.9
1997      10%         11.3%    $  4.5            6%        10.0%    $  4.0          5%        7.1%    $  4.0

        At year-end 1998, the Bank was categorized as well capitalized.


18.     Fair Value of Financial Instruments

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

       Unrecognized financial instruments: The fair value of commitments to extend credit and the fair value of letters of credit are considered immaterial.

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1998


18. Fair Value of Financial Instruments (continued)

        The carrying amounts and fair values of the Company's financial instruments were as follows:

                                                                                       December 31, 1998
                                                                                       -----------------
                                                                                   Carrying               Fair
                                                                                   Amount                Value
                                                                                   ------                -----
        Financial Assets
        Cash and short term investments                                          $ 9,246,000       $  9,246,000
        Securities Available for sale                                              2,946,000          2,946,000
        Federal Home Loan Bank stock                                                 848,000            848,000
        Loans held for sale                                                       11,863,000         12,007,000
        Loans, net                                                                23,193,000         23,452,000
        Mortgage servicing rights                                                    948,000            950,000
        Accrued interest receivable                                                  116,000            116,000

        Financial Liabilities
        Deposits                                                                  43,220,000         43,364,000
        Mortgage escrow                                                              141,000            141,000
        Short term borrowings                                                        277,000            277,000
        Long term borrowings                                                       1,239,000          1,239,000
        Drafts Payable                                                             5,065,000          5,065,000
        Accrued interest payable                                                     415,000            415,000

                                                                                       December 31, 1997
                                                                                       -----------------
                                                                                   Carrying             Fair
                                                                                   Amount              Value
                                                                                   ------              -----
        Financial Assets
        Cash and short term investments                                         $  2,377,000       $  2,377,000
        Securities Available for sale                                              1,980,000          1,980,000
        Loans held for sale                                                       18,157,000         18,246,000
        Loans, net                                                                27,715,000         27,835,000
        Mortgage servicing rights                                                  1,430,000          1,583,000
        Accrued interest receivable                                                  184,000            184,000

        Financial Liabilities
        Deposits                                                                  45,267,000         45,404,000
        Mortgage escrow                                                               87,000             87,000
        Short term borrowings                                                      2,744,000          2,744,000
        Long term borrowings                                                       1,749,000          1,749,000
        Drafts Payable                                                             3,556,000          3,556,000
        Accrued interest payable                                                     211,000            211,000



19.     Segment Reporting

        The Corporation's operations include two primary segments: banking and mortgage banking. Through its banking subsidiary's branch in Ann Arbor, the Corporation provides traditional community banking services such as accepting deposits, making loans, and providing cash management services to individuals and local businesses. Mortgage banking activities include the origination and purchase of residential mortgage loans for sale to various investors as well as providing servicing of mortgage loans for others.
                                      -68-

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1998

19.     Segment Reporting (continued)

        The Corporation's two reportable segments are strategic business units that are separately managed as they offer different products and services and have different marketing strategies. In addition, the mortgage banking segment services a different customer base than the banking segment.

        The segment financial information provided below has been derived from the internal profitability reporting system used by management to monitor and manage the financial performance of the Corporation. The accounting policies of the two segments are the same as those described in the summary of significant accounting principles. The Corporation evaluates segment performance based on profit or loss before income taxes, not including nonrecurring gains and losses. Certain indirect expenses have been allocated based on actual volume measurements and other criteria, as appropriate. The Corporation accounts for intersegment revenue and transfers at current market prices.


Operating Segment Data
Information about reportable segments follows.

------------------------------------------------------------------------------------------------------
                                                        Mortgage
                                         Banking        Banking               Other         Totals
------------------------------------------------------------------------------------------------------
 Interest revenue                        $1,990,345     $2,020,265                 $0     $4,010,610
 Other  revenue  ---  external            7,185,638      2,670,651            128,219      9,984,508
         customers
 Interest expense                         1,089,537      1,269,149                  0      2,358,686
 Depreciation and amortization              225,618         95,657                  0        321,275
 Other significant noncash items:
 Provision for loan losses                  423,068         35,932                  0        459,000
 Net gain on sale of loans                        0      2,620,971                         2,620,971
 Impairment of mortgage
         servicing rights
 Income tax expense                        (88.592)                                 0       (88,592)
 Segment profit                           (779,430)        453,162            128,219      (198,049)
 Segment assets                          23,789,544     30,033,543            657,756     54,480,843
 Expenditures for additions to               51,437         29,172                  0         80,609
         premises
------------------------------------------------------------------------------------------------------

Amounts presented in the "other" column reflect the Corporation's investment in Michigan BIDCO. Segment profit is measured before allocation of corporate overhead and income tax expense. Transactions between segments are reported at cost (fair value.) Refer to note 4 for mortgage banking segment information provided for prior periods.

20.       University Bancorp (Parent Company Only) Condensed Financial
Information

                             CONDENSED BALANCE SHEET

                                                                                   December 31,       December 31,
                                                                                      1998               1997
                                                                                 ---------------   ---------------
          ASSETS
          Cash and cash equivalents                                              $       33,702    $       41,676
          Securities available for sale (Note 2)                                         20,328            81,504
          Michigan BIDCO senior convertible debentures                                   67,977           200,916
          Investment in subsidiary Bank                                               3,736,157         3,958,927
          Tax Assets                                                                     78,890           869,462
          Other Assets                                                                    2,458             9,866
                                                                                 ---------------   ---------------
            Total Assets                                                         $    3,939,512 $       5,162,351
                                                                                 ===============   ===============



          LIABILITIES AND SHAREHOLDERS' EQUITY
          Note payable                                                           $      826,000 $         922,688
          Accounts payable                                                               13,325            57,216
          Accrued interest payable                                                       15,654            15,459
          Tax Liabilities                                                                     0           768,544
                                                                                 ---------------   ---------------
          Total Liabilities                                                             854,979         1,763,907
          Stockholders Equity                                                         3,084,533         3,398,444
                                                                                 ---------------   ---------------
           Total Liabilities and Stockholders Equity                             $    3,939,512    $    5,162,351
                                                                                 ===============   ===============


                         CONDENSED STATEMENTS OF INCOME

                                                                   1998               1997              1996
                                                              ----------------   ---------------   ---------------
          Income:
             Dividends from subsidiary                                      -                 -                 -
             Interest & dividends on investments                       21,190            20,048            19,635
             Net security gains                                        97,993            41,155            44,598
             Other income                                     $        59,743    $           88    $       19,272
                                                              ----------------   ---------------   ---------------
                         Total Income                                 178,926            61,291            83,505
          Expense:
             Interest                                                  88,894           108,195            85,867
             Salaries & benefits                                       35,509             1,866                 0
             ESOP contributions                                        53,595            37,818            15,056
             Public listing                                            23,806            59,123            33,498
             Audit & legal                                             23,749            47,519            52,321
             Other taxes                                                2,634             2,507             3,020
             Occupancy & other miscellaneous                           14,682            19,106            18,574
                                                              ----------------   ---------------   ---------------
                         Total Expense                                242,869           276,133           208,335

20. University Bancorp (Parent Company Only) Condensed Financial Information (continued)

          Income (loss) before federal income taxes
              (benefit) and equity in undistributed
              net income (loss) of subsidiaries                       (63,943)         (214,842)         (124,830)
          Federal income taxes (benefit)                                    0           (70,472)          (35,000)
                                                              ----------------   ---------------   ---------------
          Income (loss) before equity in
               undistributed net income of subsidiaries               (63,943)         (144,370)          (89,830)
          Equity in undistributed net income (loss)
               of subsidiaries.                                      (134,106)         (973,554)         (446,928)
                                                              ----------------   ---------------   ---------------
          Net Loss                                            $      (198,049)   $   (1,117,924)   $     (536,758)
                                                              ================   ===============   ===============

           UNIVERSITY BANCORP, INC. (The Parent)

           Condensed Statement of Cash Flows

                                                                                            For Year Ended
                                                                              1998               1997               1996
                                                                         ---------------    ---------------    ---------------
           Reconciliation of net income (loss) to net cash used in
             operating activities:
              Net Income (Loss)                                        $       (198,049)  $     (1,117,924)  $       (536,758)
             Contribution to ESOP                                                53,595             37,818             15,056
             Loss(gain) on sale of investments                                  (97,993)           (41,155)           (44,598)
              Decrease/(Increase) in receivable from affiliate                  790,572            675,465                  0
              Decrease/(Increase) in Other Assets                                 7,408           (660,594)          (138,698)
              Increase(Decrease) in interest payable                                195              5,175            (14,196)
              Increase(Decrease) in other liabilities                          (938,635)           (90,022)           206,192
              Decrease(Increase) investment in subsidiaries                     222,771            920,576            446,928
                                                                         ---------------    ---------------    ---------------
                Net cash provided by (used in) operating activities            (160,136)          (270,661)           (66,074)
                                                                         ---------------    ---------------    ---------------

          Cash flow from investing activities:
            Subsidiary dividends received                                             0                  0                  0
            Contributions of capital to subsidiary                                    0           (350,000)           (66,750)
            Advances to Michigan BIDCO                                          157,436                  0                  0
            Purchase of available for sale securities                           (50,000)           (55,309)           (97,442)
            Proceeds from sale of available for sale securities                 179,497            166,498            138,216
                                                                         ---------------    ---------------    ---------------
                Net cash provided by (used in) investing activities             286,933           (238,811)           (25,976)
                                                                         ---------------    ---------------    ---------------

          Cash flow from financing activities:
            Principal payment on notes payable                                  (96,687)           (39,812)           (37,500)
            Proceeds from sale of common stock                                        0            551,410             91,870
            Purchase of treasury stock                                          (38,084)            (1,563)          (161,075)
                                                                         ---------------    ---------------    ---------------
                Net cash provided by (used in) financing activities            (134,771)           510,035           (106,705)
                                                                         ---------------    ---------------    ---------------

              Net changes in cash and cash equivalents                           (7,974)               563           (198,755)

          Cash and cash equivalents:
            Beginning of year                                                    41,676             41,113            239,868
                                                                         ---------------    ---------------    ---------------

            End of period                                                $       33,702     $       41,676     $       41,113
                                                                         ===============    ===============    ===============

         Supplemental disclosure of cash flow information: Cash paid during the year for:
            Interest                                                     $       88,699     $       92,736     $      100,062
            Income Tax                                                                0                  0                  0

ITEM 8. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements provided pursuant to this item are listed under Item 14(a) below and appear beginning on page 43.

ITEM 9. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

         None.

PART III.

ITEM 10. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is incorporated by reference herein from the portions of the Company's Proxy Statement for its 1999 Annual Meeting (the "Proxy Statement") to be under the captions:

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

         Certain Relationships and Related Transactions

PART IV.

ITEM 14. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORT ON FORM 8-K

         (a) (1) Index of Financial Statements: The following financial statements are filed as part of this Report:

                  Audited consolidated balance sheets as of December 31, 1998 and December 31, 1997, and consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1998, 1997 and 1996, of the Company.

         (b) Reports on Form 8-K.  None.

         (c) Exhibits:

                  (3) Certificate of Incorporation and By-laws:

                  3.1 Composite Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 (the "June 30, 1996 10-Q")).

                  3.1.1 Certificate of Amendment, dated June 10, 1998, of the Company's Certificate of Incorporation (incorporated by reference to Exhibit
3.1.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (the "June 30, 1998 10-Q"))

                  3.2 Composite By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 (the "1989 10-K")).

                  (10) Material Contracts.

                  10.1 Loan Agreement and Promissory Note dated December 31, 1997 issued to North Country Bank & Trust (incorporated by reference to Exhibit
10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 10-K")).

                  10.2 University Bancorp, Inc. Employee Stock Ownership Plan (the "ESOP"), as amended November 27, 1990 (incorporated by reference to Exhibit
10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990 10-K). *

                  10.2.1 Amendment to the ESOP, effective as of December 31, 1991 (incorporated by reference to Exhibit 10.2.A to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 10-K. *

                  10.3 University Bank 401(k) Profit Sharing Plan, adopted August 1, 1996, effective as of January 1, 1996 (incorporated by reference to
Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 10-K")). *

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

                  10.7 Lease Agreement (the "Cascade Lease Agreement") between RG Properties, Inc., as agent for Sault Associates, a Michigan Limited Partnership, and University Bank, dated September 30, 1992 (incorporated by reference to exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 (the "1992 10-K").

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

                  10.9 Noncompetition Agreement Between First Northern Bank & Trust and University Bank dated December 3, 1994 (incorporated by reference to
Exhibit 10.12.4 to the 1994 10-K).

                  10.9.1 Mortgage Origination Agreement Between First Northern Bank & Trust and University Bank dated December 3, 1994 (incorporated by reference to Exhibit 10.12.5 to the 1994 10-K).

                  10.9.2 Branch Services Agreement Between First Northern Bank & Trust and University Bank dated December 5, 1994 (incorporated by reference to
Exhibit 10.12.6 to the 1994 10-K).

                  10.10 Employment Agreement, between Mark Ouimet and University Bank and Newberry Bancorp, Inc., as amended (incorporated by reference to Exhibit 10.13 to the 1995 10-K). *

                  10.10.1 Stock Option Agreement, dated as of December 15, 1995, between Mark Ouimet and Newberry Bancorp, Inc. (incorporated by reference to
Exhibit 10.13.1 to the 1995 10-K). *

                  10.11 Revised Net Branch Agreement, dated October 1, 1997, regarding Varsity Funding Services, L.L.C., among University Bank, Jess Monticello and William Cook (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 10-K")). *

                  10.12 Revised Operating Agreement for Varsity Mortgage LLC and related Net Branch Agreement Modification, dated as of April 1, 1997, among University Bank and the LLC Managers (incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997 (the "June 30, 1997 10-Q"). *

                  10.13 Purchase and Sale Agreement, dated November 1, 1995, concerning Common Stock of Midwest Loan Services, Inc., among its shareholders and University Bank and Newberry Bancorp, Inc (incorporated by reference to
Exhibit 10.16 of the 1995 10-K).

* Each of the exhibits noted by an "*" is a management compensatory plan or arrangement.

         (21) Subsidiaries of Registrant: List of subsidiaries filed herewith.

         (27) Financial Data Schedule (EDGAR version only)

                                   SIGNATURES

         Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              UNIVERSITY BANCORP, INC.


                              By:      /s/Stephen Lange Ranzini
                                       -----------------------------------
                                       Stephen Lange Ranzini,
                                       President, Chief Executive
                                         Officer and
                                       Chief Accounting Officer


                              Date: March 30, 1999
                                    --------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



         Signature                        Title                            Date
         ---------                        -----                            ----
/s/Stephen Lange Ranzini           Director, President,               March 30, 1999
--------------------------         Chief Executive Officer,
Stephen Lange Ranzini              Chief Accounting Officer


/s/Joseph L. Ranzini               Director, Secretary,               March 30, 1999
--------------------------
Joseph L. Ranzini Chairman

/s/Keith Brenner                   Director                           March 30, 1999
--------------------------
Keith E. Brenner

/s/Mildred Lange Ranzini           Director                           March 30, 1999
--------------------------
Mildred Lange Ranzini

/s/Michael Talley                  Director                           March 30, 1999
--------------------------
Michael Talley

/s/Robert Goldthorpe               Director                           March 30, 1999
--------------------------
Robert Goldthorpe

/s/Dr. Joseph L. Ranzini           Director                           March 30, 1999
--------------------------
Dr. Joseph Lange Ranzini

/s/Paul Lange Ranzini              Director                           March 30, 1999
--------------------------
Paul Lange Ranzini

                               Index of Exhibits

                                                                              Sequentially
       Exhibit No. and Description                                            Numbered Page
       ---------------------------                                            -------------
(3)    Certificate of Incorporation and By-laws:

3.1      Composite Certificate of Incorporation of the Company, as amended
         (incorporated by reference to Exhibit 3.1 to the June 30, 1996 10-Q").

3.1.1    Certificate of Amendment, dated June 10, 1998, of the Company's
         Certificate of Incorporation (incorporated by reference to Exhibit
         3.1.1 to the June 30, 1998 10-Q").

3.2      Composite By-laws of the Company (incorporated by reference to Exhibit
         3.2 to the 1989 10-K).

(10)   Material Contracts.

10.1     Loan Agreement and Promissory Note dated December 31, 1997 issued to
         North Country Bank & Trust (incorporated by reference to Exhibit 10.1 to the 1997 10-K"))

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

10.9     Noncompetition Agreement Between First Northern Bank & Trust and
         University Bank dated December 3, 1994 (incorporated by reference to
         Exhibit 10.12.4 to the 1994 10-K).

10.9.1   Mortgage Origination Agreement Between First Northern Bank & Trust and
         University Bank dated December 3, 1994 (incorporated by reference to
         Exhibit 10.12.5 to the 1994 10-K).

10.9.2   Branch Services Agreement Between First Northern Bank & Trust and
         University Bank dated December 5, 1994 (incorporated by reference to
         Exhibit 10.12.6 to the 1994 10-K).

10.10    Employment Agreement, between Mark Ouimet and University Bank and
         Newberry Bancorp, Inc., as amended (incorporated by reference to Exhibit 10.13 to the 1995 10-K).

10.10.1  Stock Option Agreement, dated as of December 15, 1995, between Mark
         Ouimet and Newberry Bancorp, Inc. (incorporated by reference to Exhibit
         10.13.1 to the 1995 10-K).

10.11    Revised Net Branch Agreement, dated October 1, 1997, regarding Varsity
         Funding Services, L.L.C., among University Bank, Jess Monticello and
         William Cook (incorporated by reference to Exhibit 10.12 to the 1997
         10-K")).


10.12    Revised Operating Agreement for Varsity Mortgage LLC and related Net
         Branch Agreement Modification, dated as of April 1, 1997, among
         University Bank and the LLC Managers (incorporated by reference to Exhibit 10.13 to the June 30, 1997 10-Q).

10.13    Purchase and Sale Agreement, dated November 1, 1995, concerning Common
         Stock of Midwest Loan Services, Inc., among its shareholders and University Bank and Newberry Bancorp, Inc (incorporated by reference to
         Exhibit 10.16 of the 1995 10-K).

(21)     Subsidiaries of Registrant.                                                 81

(27)     Financial Data Schedule                                                     82

