Form 10-Q
period 1999-03-31
UNIVERSITY BANCORP INC /DE/
filed 1999-05-17
CIK 811211

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

(Mark One)

 [X]     Quarterly Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934

 For the quarterly period ended March 31, 1999

                                       OR

 [ ]     Transition Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934

 For the transition period from             to
                               -------------  ------------

 Commission File Number 0-16023

                            UNIVERSITY BANCORP, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                      38-2929531
(State of incorporation)                 (IRS Employer Identification Number)

959 Maiden Lane, Ann Arbor, Michigan                    48105
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

   Common Stock, $0.01 par value    Outstanding at May 12, 1999
                                                   1,989,139 shares


                               page 1 of 29 pages
                 Exhibit index on sequentially numbered page 28

                                                                              2
                                   FORM 10-Q
                                   ---------


                               TABLE OF CONTENTS
                               -----------------



PART I - Financial Information
------------------------------

Item 1.  Financial Statements                                 PAGE

         Consolidated Balance Sheets                           3
         Consolidated Statements of Operations                 5
         Consolidated Statements of Cash Flows                 7
         Notes to the Consolidated Financial Statements        8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations         9

         Summary                                               9
         Results of Operations                                10
         Liquidity and Capital Resources                      19

Item 3.  Quantitative and Qualitative Disclosures about
           Market Risk                                        21

PART II - Other Information
---------------------------

         Item 1. Legal Proceedings                            23
         Item 2. Changes in Securities                        23
         Item 5. Other Information
                       Parent Company Condensed
                         Financial Information                23
         Item 6. Exhibits & Reports on Form 8-K               27

Signature                                                     27
---------

Exhibit Index                                                 28



------------------------------------------------------------

   The information furnished in these interim statements reflects all adjustments and accruals which are, in the opinion of management, necessary for a fair statement of the results for such periods. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year.

Part 1. - Financial Information                                             3
Item 1.- Financial Statements



                            UNIVERSITY BANCORP, INC.
                           Consolidated Balance Sheets
                      March 31, 1999 and December 31, 1998



                                                  March 31,         December 31,
ASSETS                                             1999                1998
                                                ------------       ------------

Cash and due from banks                         $  1,329,852       $    703,015
Short term investments                             2,417,784          8,543,000
                                                ------------       ------------
     Total cash and cash equivalents               3,747,636          9,246,015

Securities available for sale at market            2,239,630          2,945,832
Federal Home Loan Bank Stock                         848,400            848,400
Michigan Bidco equity security investments           459,532                  -

Loans held for sale                               13,911,841         11,862,665

Loans                                             25,189,158         23,652,103
Allowance for Loan Loss                             (496,706)          (459,001)
                                                ------------       ------------
     Loans, net                                   24,692,452         23,193,102

Premises and equipment                             1,448,832          1,439,440
Mortgage servicing rights                            800,629            948,208
Investment in and advances to
    Michigan BIDCO                                         -            725,733
Other real estate owned                              506,841            707,730
Net tax assets                                       144,999            377,088
Accounts receivable                                  496,380          1,198,661
Other assets                                       1,848,311          1,042,684
                                                ------------       ------------

      TOTAL ASSETS                              $ 51,145,484       $ 54,535,558
                                                ============       ============








                                   -Continued-

                   UNIVERSITY BANCORP, INC. AND SUBSIDIARIES                  4
                     Consolidated Balance Sheets (continued)
                      March 31, 1999 and December 31, 1998
                                   (Unaudited)


                                                    March 31,         December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                  1999               1998
                                                  ------------       ------------

Liabilities
Deposits:
  Demand - non interest bearing                   $  2,116,724       $  1,801,347
  Demand - interest bearing                         15,074,280         16,373,832
  Savings                                              190,153            177,093
  Time                                              18,228,089         24,867,369
                                                  ------------       ------------
     Total Deposits                                 35,609,246         43,219,641

Mortgage escrow                                        134,051            140,673
Short term borrowings                                  277,000            277,000
Long term borrowings                                 4,428,357          1,196,097
Deferred noncompete income                              23,317             32,068
Drafts payable                                       6,469,526          5,065,281
Accounts payable                                       320,629            744,928
Accrued interest payable                               309,876            415,060
Other Liabilities                                      250,800            157,081
                                                  ------------       ------------
     Total Liabilities                              47,822,800         51,247,829

Minority Interest                                      385,778            204,949

Stockholders' equity:
  Preferred Stock, $0.001 par value;
   Authorized - 500,000 shares;
    Issued -  0 shares in both 1999 and 1998                 -                  -
  Common stock, $0.01 par value;
   Authorized - 2,500,000 shares;
    Issued - 2,104,323 shares in 1999
    and 2,104,323 shares in 1998                        21,043             21,043
  Treasury Stock - 115,184 shares in 1999
    and 115,184 in 1998                               (340,530)          (340,530)
  Additional Paid-in-Capital                         3,736,463          3,539,474
  Retained earnings (deficit)                         (239,558)           (16,500)
  Net unrealized gain/(loss) on securities
   available for sale, net of tax
   of $124,141 in 1999, and
   $62,182 in 1998                                    (240,514)          (120,707)
                                                  ------------       ------------

     Total Stockholders' equity                      2,936,905          3,082,780
                                                  ------------       ------------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                       $ 51,145,484       $ 54,535,558
                                                  ============       ============



        The accompanying notes are an integral part of the consolidated financial statements.

                   UNIVERSITY BANCORP, INC. AND SUBSIDIARIES                  5
                      Consolidated Statements of Operations
            For the Three Month Periods Ended March 31, 1999 and 1998
                                   (Unaudited)



                                                 1999              1998
                                              ----------       ----------
Interest income:
  Interest and fees on loans                  $  783,563       $1,028,350
  Interest on securities:
   U.S. Government agencies                       33,739           15,032
   Other securities                               18,535           16,736
  Interest on bank deposits                          505            2,676
  Interest on federal funds                       48,250           27,877
                                              ----------       ----------
     Total interest income                       884,593        1,090,671
                                              ----------       ----------

Interest expense:
  Interest on deposits:
   Demand deposits                               164,383          201,018
   Savings deposits                                1,122              913
   Time certificates of deposit                  315,263          380,518
  Bank and other short term borrowings             2,482           32,279
  Long Term Notes Payable                         17,100           20,898
                                              ----------       ----------
     Total interest expense                      500,351          635,626
                                              ----------       ----------

     Net interest income                         384,242          455,045

Provision for loan losses                         22,500           22,500
                                              ----------       ----------

     Net interest income after
       provision for loan losses                 361,742          432,545
                                              ----------       ----------

Other income:
  Net security gains(losses)                     (23,009)          66,660
  Service charges and fees                        13,518            8,418
  Mortgage banking income                        732,412        1,126,236
  Profit(loss) from equity investment in
    Michigan BIDCO                                 2,690           40,564
  Insurance and investment fee income             19,387           12,036
  Other                                           47,565           15,542
                                              ----------       ----------
     Total other income                          792,564        1,269,456
                                              ----------       ----------


                                   -Continued-

                   UNIVERSITY BANCORP, INC. AND SUBSIDIARIES                  6
                Consolidated Statements of Operations (continued)
            For the Three Month Periods Ended March 31, 1999 and 1998
                                   (Unaudited)


                                                 1999               1998
                                              -----------       -----------
  Salaries and wages                          $   726,000       $   865,973
  Employee benefits                               136,283           181,538
  Occupancy, net                                  101,589           111,548
  Taxes other than income                          (7,740)          (15,580)
  Data processing and equipment expense            85,668            76,163
  Correspondent bank service charges                3,311             5,118
  Advertising                                      41,849            24,192
  Net expense of other real estate owned            8,487             1,161
  Legal and audit expense                          66,789            82,954
  Other operating expenses                        226,328           300,905
                                              -----------       -----------
     Total other expenses                       1,388,564         1,633,974
                                              -----------       -----------

Income (Loss) before income taxes                (234,257)           68,027
                                              -----------       -----------

Income taxes (benefit)                            (11,200)          (38,734)
                                              -----------       -----------

     Net Income                               $  (223,057)      $   106,760
                                              ===========       ===========

     Comprehensive Income                     $  (178,873)      $   103,386
                                              ===========       ===========

Earnings (loss) per common share
Primary                                       $     (0.11)      $      0.05
                                              ===========       ===========

Fully Diluted                                 $     (0.11)      $      0.05
                                              ===========       ===========

Weighted average shares outstanding
Primary                                         1,989,139         1,984,896
                                              ===========       ===========

Fully Diluted                                   1,989,139         1,984,896
                                              ===========       ===========

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARY                   7
                      Consolidated Statements of Cash Flows
            For the three-month periods ended March 31, 1999 and 1998
                                  (Unaudited)




                                                                                      1999               1998
                                                                                 -------------       -------------
Cash flow from operating activities:
Net income (loss)                                                                $    (223,058)      $     106,760
Adjustments to reconcile net loss to net cash from Operating Activities:
    Depreciation and amortization                                                       88,809             144,247
    Provision for loan loss                                                             22,500              22,500
    Mortgage loans originated for sale                                             (98,991,412)       (189,978,757)
    Proceeds from sale of loans and mortgage backed trading securities              97,362,666         187,981,802
    Net loss/(gain) on loan sales and securitization                                  (419,862)           (723,252)
    Market adjustment on loans held for sale                                              (569)             (2,980)
    Net amortization/accretion on securities                                           (18,918)                352
    Loss/(Gain) on sale of securities available for sale                                18,029             (66,660)
    Change in:
      Investment in Michigan BIDCO, Inc.                                               725,733             (39,793)
      Purchased Mortgage Servicing Rights                                              119,019                   -
      Other real estate                                                                200,889            (569,900)
      Increase in other assets                                                         128,743             635,298
      Increase/(Decrease) in other liabilities                                       1,021,689           4,534,613
                                                                                 -------------       -------------
       Net cash from (used in) operating activities                              $      34,258       $   2,044,230
                                                                                 -------------       -------------

    Cash flow from investing activities:
      Purchase of securities available for sale                                              -                   -
      Proceeds from sales of securities available for sale                              31,971             110,755
      Proceeds from maturities and paydowns of securites available for sale             33,821              22,171
      Loans granted net of repayments                                               (1,521,850)          1,102,736
      Premises and equipment expenditures                                              (69,641)            (38,587)
                                                                                 -------------       -------------
       Net cash from (used in) investing activities                                 (1,525,699)          1,197,075
                                                                                 -------------       -------------

    Cash flow used in financing activities:
      Net increase (decrease) in deposits                                           (7,610,395)          1,342,710
      Net increase(decrease) in mortgage escrow accounts                                (6,621)            200,616
      Net increase (decrease) in other short term borrowings                           (33,000)          1,919,386
      Net increase (decrease) in other long term borrowings                          3,265,260            (136,635)
      Increase in minority interest                                                    180,829                   0
      Addition to paid-in-capital                                                      196,989                   0
      Issuance of common stock                                                               0              53,445
                                                                                 -------------       -------------
       Net cash from financing activities                                           (4,006,938)          3,379,522
                                                                                 -------------       -------------

          Net change in cash and cash equivalents                                   (5,498,379)          6,620,827
   Cash and cash equivalents:
     Beginning of period                                                             9,246,015           2,376,959
                                                                                 -------------       -------------
     End of period                                                               $   3,747,636       $   8,997,786
                                                                                 =============       =============

    Supplemental disclosure of cash flow information:

    Cash paid for interest expense                                               $     500,351       $     703,984

                   UNIVERSITY BANCORP, INC. AND SUBSIDIARIES                  8
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1) General

         See note 1 of Notes to Financial Statements incorporated by reference in the Company's 1998 Annual Report on Form 10-K for a summary of the Company's significant accounting policies.
         The unaudited financial statements included herein were prepared from the books of the Company in accordance with generally accepted accounting principles and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company's 1998 Annual Report on Form 10-K. The current interim periods reported herein are included in the fiscal year subject to independent audit at the end of the year.
         Earnings per share are calculated based on the weighted average number of common shares outstanding during each period as follows: 1,984,896 and 1,984,896 for the three months ended March 31, 1999 and 1998, respectively. Stock options are considered not dilutive for the 1999 period and, therefore, are not included in earnings per share calculations.

(2) Available-for-sale Securities

         The Bank's available-for-sale securities portfolio at March 31, 1999 had a net unrealized loss of approximately $365,000 as compared with a net unrealized loss of approximately $183,000 at December 31, 1998, a decrease of $182,000.

Securities available for sale

                                                 March 31, 1999
                               ------------------------------------------------
                                                    Gross             Estimated
                               Amortized          Unrealized             Fair
(in thousands)                      Cost        Gains     Losses        Value
U.S. Treasury                        480           -         (84)         396
U.S. agency mortgage-backed        2,197           7        (306)       1,898
Other agency mortgage-backed         387          18           -          405
U.S. agency equity                   848           -           -          848

Total investment securities
  available for sale              $3,912      $   25      $ (390)      $3,547
                                  ======      ======      ======       ======

Securities available-for-sale (continued)                                     9


                                              December 31, 1998
                             ------------------------------------------------
                                                    Gross
                             Amortized            Unrealized             Fair
(in thousands)                     Cost        Gains      Losses        Value

U.S. Treasury                    $  467         $ -       $  (25)      $  442
U.S. agency mortgage-backed       2,191           4         (136)       2,059
Other mortgage-backed               421           4            -          425
U.S. agency equity                  848           -            -          848
Other equity                         50                      (30)          20

Total securities
  available for sale             $3,977      $    8       $ (191)      $3,794
                                 ======      ======       ======       ======



    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This report contains certain forward looking statements which reflect the Company's expectation or belief concerning future events that involve risks and uncertainties. Among others, certain forward looking statements relate to the continued growth of various aspects of the Company's community banking, mortgage banking and investment activities, and the nature and adequacy of allowances for loan losses. The Company can give no assurance that the expectations reflected in forward looking statements will prove correct. Various factors could cause results to differ materially from the Company's expectations. Among these factors are those referred to in the introduction to the Company's Management Discussion and Analysis of Financial Condition and Results of Operations which appears at Item 7. of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, which should be read in conjunction with this Report.
         The above cautionary statement is for the purpose of qualifying for the "safe harbor" provisions of Section 21E of the Securities Exchange Act of 1934.

SUMMARY

         For the three months ended March 31, 1999, a net loss of $223,057 was realized versus net income of $106,760 in the same period in 1998. Net interest income decreased to $384,242 in the 1999 period from $455,044 in the 1998 period, and other income was $792,564 in the 1999 period versus $1,269,456 in the 1998 period. Operating expenses decreased to $1,388,564 in the 1999 period from $1,633,974 in the 1998 period. Primary and fully diluted net loss per share in the three months ended March 31, 1999 was ($0.11), compared to net income of $0.05 for the three months ended March 31, 1998.
         The loss in 1999 versus 1998 was principally due to decreased fee based income and decreased net interest income as a result of decreased profitability from the Bank's mortgage banking subsidiaries. Of note, the Company's paid in capital increased by $196,989 during the 1999 period as a result of the buy-out of certain minority shareholders of Michigan BIDCO on March 31, 1999 at a discount to current book value. Pursuant to the GAAP accounting treatment of this transaction, the Company booked an after-tax loss of $13,427 and did not book the $196,989 as income.
         The following table summarizes the pre-tax income (loss) of each profit center of the Company for the three months ended March 31, 1999 and 1998 (in thousands):


         THREE MONTHS ENDED MARCH 31, 1999 PRE-TAX INCOME (LOSS) SUMMARY
         Banking
                  Community & mortgage banking       $(266)
                  Midwest Loan Services                (23)
                  Varsity Mortgage                     102
         Equity in the earnings of Michigan BIDCO        3
         Corporate Office                              (50)
                                                     -----
         Total                                       $(234)

         THREE MONTHS ENDED MARCH 31, 1998 PRE-TAX INCOME (LOSS) SUMMARY
         Banking
                  Community & mortgage banking       $ (88)
                  Midwest Loan Services                 (0)
                  Varsity Mortgage & Varsity Funding   136
         Equity in earnings of Michigan BIDCO           41
         Corporate Office                              (21)
                                                     -----
         Total                                       $  68


         The net income of the Company for the three months ended March 31, 1998 was principally a result of profits from the Bank's mortgage subsidiaries Varsity Mortgage and Varsity Funding and the equity in the earnings of Michigan BIDCO.


RESULTS OF OPERATIONS

Net Interest Income

         Net interest income decreased to $384,242 for the three months ended March 31, 1999 from $455,044 for the three months ended March 31, 1998. Net interest income fell from the year ago period because of a decrease in portfolio loans (which was reversed subsequent to quarter-end) and a decrease in mortgage banking loans held for sale due to lower mortgage banking activity. The yield on interest earning assets decreased from 9.03% in the 1998 period to 8.32% in the 1999 period. The cost of interest bearing liabilities decreased from 5.63% in the 1999 period to 5.12% in the 1998 period. Net interest income as a percentage of total earning assets decreased from 3.77% to 3.62%, because of the decrease in interest spread.

                                                                             11
Interest income

         Interest income decreased to $884,593 in the quarter ended March 31, 1999 from $1,090,671 in the quarter ended March 31, 1998. The average volume of interest earning assets decreased to $43,094,933 in the 1999 period from $48,982,763 in the 1998 period, a decrease of 12.0%. The decreased volume of earning assets was due to a decrease in loans. Interest income also decreased because of a decrease in the yield on earning assets. The overall yield on the loan portfolio decreased to 8.32% from 9.03%.
         The average volume of investment securities in the three months ended March 31, 1999 increased 44.1% over the same period in 1999, as the Bank took a position in long term bonds to shift its overall interest rate exposure to increase the duration of assets. The yield on the securities portfolio increased to 7.03% in the three month period ended March 31, 1999 from 6.59% in the 1998 period.

Interest Expense

         Interest expense decreased to $500,351 in the three months ended March 31, 1999 from $635,626 in the 1998 period. The decrease was due to a decrease in interest bearing liabilities as a result of decreased total deposits and decreased borrowed funds and a decrease in rates paid on deposits and borrowed funds. The decrease in rates was due to increased retail deposits (which typically have lower rates) and decreased wholesale deposits. The cost of funds decreased to 5.12% in the 1999 period from 5.63% in the 1998 period. The average volume of interest bearing liabilities decreased 13.3% in the 1999 period versus the 1998 period.


                       MONTHLY AVERAGE BALANCE SHEET AND
                            INTEREST MARGIN ANALYSIS

         The following tables summarize monthly average balances, revenues from earning assets, expenses of interest bearing liabilities, their associated yield or cost and the net return on earning assets for the three months ended March 31, 1999 and 1998.

                                                                   Three Months Ended March 31,
                                           ----------     ---------    -------    ------------    ----------     -------
                                                 1999                                     1998
                                           ----------     ---------    -------    ------------    ----------     -------
                                                           Interest    Average                      Interest     Average
                                              Average       Income/     Yield/         Average       Income/      Yield/
                                              Balance       Expense       Rate         Balance       Expense        Rate
ASSETS
Interest Earning Assets:
   Short Term Investments:
      Interest Bearing Deposits          $     88,802    $      505       2.31%      $  28,181    $      440        6.33%
      Federal Funds Sold                 $  4,156,072        48,250       4.71%      1,797,279        27,877        6.29%

   Securities:
      Non-taxable(1)                                -             -          -               -             -           -
      Taxable                               3,014,526        52,275       7.03%      2,091,514        34,004        6.59%
                                         ------------    ----------    -------     -----------    ----------     -------
   Total Securities                         7,259,400       101,030       5.64%      3,916,974        62,321        6.45%
                                         ------------    ----------    -------     -----------    ----------     -------
   Loans:
      Commercial                            9,783,266       232,579       9.64%     12,752,842       349,730       11.12%
      Real Estate Mortgage                 24,839,610       519,179       8.48%     27,506,984       557,588        8.22%
      Installment/Consumer                  1,212,657        31,805      10.64%      4,805,963       121,032       10.21%
                                         ------------    ----------    -------     -----------    ----------     -------
   Total Loans                             35,835,533       783,563       8.87%     45,065,789     1,028,350        9.25%
                                         ------------    ----------    -------     -----------    ----------     -------
Total Interest Bearing Assets              43,094,933       884,593       8.32%     48,982,763     1,090,671        9.03%
                                         ------------    ----------    -------     -----------    ----------     -------
Less allowance for possible
   loan losses & deferred fees               (440,382)                                (527,359)
                                         ------------                              -----------
                                           42,654,551                               48,455,404

Mortgage servicing rights                     874,419                                1,395,585
Non earning assets                          8,803,032                               18,802,332
                                         ------------                              -----------

   Total Assets                          $ 53,332,002                              $68,653,321
                                         ============                              ===========



LIABILITIES
Interest Bearing Liabilities:
   Deposit Accounts:
      Now/S-Now                          $  3,289,254    $   25,459       3.14%    $ 3,354,392    $   33,319        4.03%
      Savings                                 183,346         1,122       2.48%        113,532           704        2.51%
      Canadian Dollar Savings                       0             0       0.00%         38,919           209        2.18%
      Time                                 22,052,300       315,263       5.80%     25,426,376       380,518        6.07%
      Borrowed Funds                          192,975         2,482       5.22%      2,006,299        32,279        6.52%
      Money Market Accounts                13,123,532       138,924       4.29%     13,896,831       167,699        4.89%
      Holding Company Debt                    809,867        17,100       8.56%        922,688        20,898        9.19%
                                         ------------    ----------    -------     -----------    ----------     -------
         Total interest bearing
          liabilities                    $ 39,651,274       500,351       5.12%    $45,759,037       635,626        5.63%
                                         ============    ==========    =======     ===========    ==========     =======
Net interest income                                      $  384,242                               $  455,044
                                                         ==========                               ==========
Weighted average rate spread                                              3.21%                                     3.40%
                                                                        ======                                   =======
Net yield on average earning
 assets                                                                   3.62%                                     3.77%

(1) Actual yields; not adjusted for tax-equivalent yields

(2) For purposes of computing average yields on the loan portfolio as presented in the above analysis, loans on non-accrual status are included in the average loan balances.

Allowance for Loan Losses

         The monthly allowance for loan loss remained at a rate of $7,500 in the first quarter of 1999. With the allowance currently above the 2% ratio target, management is monitoring the growth of new portfolio loans originated by the Bank. Portfolio loan growth in the second quarter of 1999 has been strong (an increase of over $1,600,000 to date). If the amount of portfolio loans does not continue to increase from current levels, the monthly allowance may be discontinued until the ratio falls under 2% to a level management believes would be appropriate for the size of the portfolio. The actual loan losses were zero in the three month period ended March 31, 1999 versus $5,556 in the three month period ended March 31, 1998.


                                        Three Months Ended
                                            March 31
                                   1999                   1998
                             -----------------------------------------
Provision for loan losses        22,500                   22,500
Loan charge-offs               (      0)                 ( 5,556)
Recoveries                       15,205                    9,407
Net increase (decrease)        --------                  -------
  in allowance                   37,705                   26,351


                                    At                     At
                              March 31, 1999         December 31, 1998
                             -----------------------------------------
Total loans (1)              22,755,421               23,652,103
Reserve for loan losses         496,706                  459,001
Reserve/Loans (1), %               2.18%                    1.94%


(1) Excludes loans held for sale and Michigan BIDCO loans which are valued at fair market value net of specific required reserves.

         The following schedule summarizes the Company's nonperforming loans for the periods indicated (1):

                                             At               At
                                       March 31, 1999    December 31, 1998
                                       -----------------------------------
Past due 90 days and over
  and still accruing:
  Real estate                               8,065           4,430
  Installment                                   -               -
  Commercial                                    -               -
                                          -------       ---------
    Subtotal                                8,065           4,430

Nonaccrual loans:
  Real estate                             466,527         467,402
  Installment                                   -               -
  Commercial                                    -               -
                                          -------       ---------
    Subtotal                              466,527         467,402

Other real estate owned                   506,841         707,730
                                          -------         -------

  Total                                   981,433       1,179,562
    As % of loans (1)                        3.90%           4.99%
  Ratio of reserve for loan
    losses to all loans
    90 days and over                        104.7%           97.3%


(1) Excludes loans held for sale and Michigan BIDCO loans which are valued at fair market value net of specific required reserves.

         Other real estate owned at March 31, 1999 and December 31, 1998 includes a commercial development site in Sault Ste. Marie, Michigan. Based upon a recent appraisal, management believes the 16-acre site where a former loan office is located has a fair market value substantially more than its carrying cost as of March 31, 1999 of $266,079. This property is carried as other real estate owned in the Company's financial statements since it is surplus to the Bank's requirements. The carrying period for the property expires during the second quarter and the asset may not be able to be carried on the Bank's books for regulatory capital calculation purposes as a result. There is no assurance that a sale of the property will be consummated. If written off, this may or may not affect the Bank's "well-capitalized" status, depending upon other actions that management takes in response. See below, "Liquidity and Capital Resources".
         The Bank's loan portfolio continues to have very low delinquencies other than residential real estate properties. With the exception of one commercial real estate building carried at $3,000, the other real estate owned, other than the property mentioned above, is residential single family properties. Based upon management's review of appraisal information and current broker price opinions, management believes that for the most part, the Bank is well secured with respect to these loans and the other real estate owned which is carried at cost.

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

Non-Interest Income

         Total non-interest income decreased to $792,564 for the three months ended March 31, 1999 from $1,269,456 for the three months ended March 31, 1998. The decrease was principally a result of a $393,824 decrease in the Bank's mortgage banking income, net securities losses versus gains, and the BIDCO acquisition transaction, which reduced the BIDCO's income contribution during the quarter under the GAAP accounting treatment of the transaction.

         Securities. During the three months ended March 31, 1999, there were no securities sales from the Bank's available-for-sale securities portfolio. During the first quarter of 1999, the Company realized a $23,009 loss on the sale of the Company's investment in AmTec (AMEX-ATC) to raise working capital. Gross proceeds from this sale were $32,049.

         Mortgage Banking. Mortgage banking income decreased to $732,412 in the three months ended March 31, 1999 from $1,126,236 in the three months ended March 31, 1998. Sharply decreased loan purchase and origination volumes during the 1999 period as well as the absence of a $100,000 gain on sale of participation certificates in sub-performing home equity loans previously purchased from the RTC were responsible for the drop.
         At March 31, 1999, the Bank and its subsidiaries owned the right to service mortgages for FHLMC, FNMA and others, most of which was owned by Midwest Loan Services, and the remainder by the Bank. The carrying value is currently $800,629, including approx. $100,000 receivable from the Bank's recent sale of the remainder of its servicing rights. Based on recent comparable sales and indications of market value from industry brokers, management believes that the current market value of the Bank's portfolio of mortgage servicing rights approximates cost. Market interest rate conditions can quickly affect the value of mortgage servicing rights in a positive or negative fashion, as long term interest rates rise and fall.

         At March 31, 1999, the Bank had outstanding purchase commitments to buy single family FNMA and FHLMC qualifying mortgage loans of $25,752,050 and outstanding forward commitments to deliver FNMA and FHLMC loans of $20,478,250, substantially all of which commitments were for delivery within three months or less.

         Michigan BIDCO. The Company received permission from the Michigan Financial Institutions Bureau for the BIDCO to repurchase the shares and convertible bonds held by certain minority shareholders of the BIDCO. The shares were repurchased on March 31, 1999 and the bonds in mid-April. As a result of the transaction, the Company's ownership of the BIDCO increased to 80.1% from 44.1%, and the BIDCO became part of the Company's tax filing group for federal income tax purposes. As a result, certain deferred tax assets are expected to be realized during 1999, as the BIDCO's taxable income is offset by the Company's net operating tax loss carryforward. Since the purchase price for the shares was at a discount to the BIDCO's per share book value, the transaction generated an immediate increase in the Company's paid-in-capital of $196,989 during the 1999 period. However, pursuant to the GAAP accounting treatment of this transaction, the Company booked an after-tax loss of $13,427 and did not book the $196,989 as income.
         For the three months ended March 31, 1999 and 1998, the Bank's 44.1% equity share in the earnings of the BIDCO's reported net income was $2,690 and $40,564, respectively. Income for the 1999 first quarter was negatively impacted by the charge noted above as a result of the buy-out of the minority shareholders. During the 1999 period, the Company converted $27,000 of Michigan BIDCO convertible bonds into 18 shares of Michigan BIDCO common stock, pursuant to the terms of the bonds.
         Effective March 31, 1999, the Company owns 298 shares of common stock in the BIDCO, currently representing a 80.1% equity interest. The Company's consolidated fully diluted ownership in the BIDCO is 28.6%, after considering the impact of convertible bonds. As a result of the buy-out of the minority shareholders, a total of $1,850,000 in 9% convertible bonds were retired by the BIDCO from cash on hand which had been on deposit at the Bank earning an average rate of 4%. The elimination of this negative interest rate spread is expected to improve the BIDCO's net interest margin by over $90,000 per year going forward, although there is no assurance that the BIDCO will have such increased earnings.
         During the three months ended March 31, 1999, the BIDCO made no new investments, although its equity interest in the Tissue Paper Mill was sold in exchange for a fully amortizing 15 month loan for $750,000, resulting in a realized gain of $500,000. This transaction did not result in a gain or loss for GAAP accounting purposes since the Company was carrying the stock at 12/31/98 at the estimated fair value of $750,000.

Non-Interest Expense

         Non-interest expense decreased to $1,388,564 in the three months ended March 31, 1999 from $1,633,974 for the three months ended March 31, 1998. The decrease was primarily the result of expense control at the Bank and decreased profit sharing wages due to the lower profits at Varsity Mortgage.
         Non-interest operating expense for the parent company only decreased to $12,293 for the three month 1999 period from $66,558 for the 1998 period. Expenses for the 1998 period included a $53,479 expense for the 1998 ESOP contribution. The 1999 ESOP expense will be booked in the second quarter this year, since the calculations of the plan administrator are not yet completed.
    Year 2000 Readiness. The following statements are Year 2000 Readiness Disclosures for purposes of the Federal Year 2000 Information and Readiness Disclosure Act, and you are entitled to protection in accordance with that act. The Year 2000 issue concerns the potential impact of computer software code that only utilizes two digits to represent the calendar year (e.g. "99" for "1999"). Software of this type, if not corrected, could produce inaccurate or unpredictable results at any time, and especially after January 1, 2000, when current and future dates have a lower two digit year number than dates in this century. The Company, similar to most financial services providers, is significantly subject to the potential of the Year 2000 issue due, among other matters, to the nature of financial information. Potential impacts to the Company may arise from software, computer hardware, and other equipment both within the Company's direct control and outside of the Company's ownership, yet with which the Company electronically or operationally interfaces. Financial institution regulators have focused intensively on Year 2000 exposures in the institutions they regulate, issuing guidance concerning the responsibilities of senior management and directors. Year 2000 testing and certification is being addressed as a key safety and soundness issue in conjunction with regulatory exams. The failure to implement an adequate Year 2000 program can be identified as an unsafe and unsound banking practice.
    In order to address the Year 2000 issue, the Bank has formed a Year 2000 coordination committee with key members of management from the Bank and each operating subsidiary and appointed its Compliance Officer as Year 2000 Coordinator. The Bank and Midwest rely on mainframe computers, which are IBM A/S 400s, and are tested as Year 2000 compliant. The Bank's main bank software application is a product of Peerless Group, which has also been upgraded to a Year 2000 compliant version which has been tested as Year 2000 compliant. Midwest's main application software is LSAMS servicing software which has been upgraded to a Year 2000 compliant version which has been tested as Year 2000 compliant. The Bank, Varsity Mortgage and Varsity Funding also rely on Novell Local Area Networks, which have been upgraded to a Year 2000 certified version of Novell Local Area Network software, which has also been tested as Year 2000 compliant. All PC systems and PC software at the Bank and its subsidiaries have been tested and as Year 2000 compliant.
    Approximately all of the $93,000 Year 2000 readiness budget has been spent in the process of upgrading and certifying the systems as being Year 2000 compliant. The bulk of the Year 2000 budget was allocated to capital expenditures for software upgrades for software updates and hardware updates and Year 2000 testing which was expensed in 1998. At this point in time, the Company and its subsidiaries have renovated and tested as Year 2000 compliant all systems identified as mission critical. The focus of the Company's Year 2000 effort is now shifting towards less critical systems and contingency planning to deal with unforseen events external to the Company. Actual and budgeted Year 2000 readiness costs do not include the implicit costs associated with the reallocation of internal staff hours to Year 2000 readiness related efforts. These costs are not included because the Bank does not separately track those expenses. Budgeted costs also do not include normal ongoing costs for computer hardware and software that would be replaced even without the presence of the Year 2000 issue in conjunction with the Company's ongoing programs for updating its infrastructure. Additional Year 2000 costs may be incurred as the Company progresses in its Year 2000 program and obtains additional information and conducts further testing regarding the Year 2000 readiness of third parties.
    The Company has communicated and will continue to communicate with various significant suppliers and major borrowers and customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company is requesting that such third party vendors indicate whether their products and services are Year 2000 compliant, whether they have a program to test for that compliance, and the status of the program. However, the activities of third parties in responding to the Year 2000 issue is beyond the control of the Company.
    Despite the Company's activities to address the Year 2000 issue, there is no assurance that certain mission critical vendors such as the Federal Reserve Bank of Chicago, the Bank's correspondent banks (Bank One, the Federal Home Loan Bank of Indianapolis and Associated Bank), the Bank's credit card processor (Equifax), the Bank's ATM processor (Magic Line), or local power (Detroit Edison Electric) and phone utilities (Ameritech and ATT) will be Year 2000 compliant by year-end 1999, and if not this could have a material adverse effect on the Company's operations, and the Company's borrowers and customers. There can also be no assurance that partial or total systems interruptions or the costs necessary to implement contingency plans, or Year 2000 systems failures affecting borrowers, customers or third party vendors would not have a material adverse effect on the Company's operations and business prospects. Further, the Company cannot estimate the additional cost, if any, of implementing any such contingency plan.
     The Bank has evaluated the Year 2000 readiness of its major borrowers and determined that it has a below average risk (relative to its peer group) from Year 2000 related potential loan losses, due to its primary focus on real estate secured lending. All business loans and loan renewals by the Bank are being evaluated in the context of the Year 2000 readiness of each business. However, it is impossible for the Company to know with any certainty that the Bank or its subsidiaries will not sustain Year 2000 related credit losses, and whether or not such losses would be material.
     The Bank and its subsidiaries have established back-up contingency plans to continue operations in the event of a Year 2000 systems failure, based on the assumption that all mission critical computer systems are Year 2000 tested but that non-traditional power sources may be required for a short period of time. In addition, a final contingency plan has been established to conduct manual operations using paper forms until such time as a systems failure can be corrected. A full scale live contingency plan test is currently planned to occur shortly. Management believes that as a temporary measure, it is feasible with the volume of current activity to continue operations in this manner, but there is no assurance that it is possible or that the cost would not be material.

         Internet Banking. With the substantial progress which has been made towards preparing the Bank for the Year 2000 issue, management has set in motion a project to add transactional internet banking for all bank products. The internet banking product is expected to be available in production mode during the third quarter of 1999. Implementation of the project, which has a capital budget of approximately $100,000, will add ongoing depreciation and operating expenses which are expected to be more than offset by the addition of the escrow accounts controlled by Midwest Loan Services. These escrow deposit accounts are currently held by another bank due to the inability of the Bank currently to offer PC banking to Midwest to facilitate their daily operational needs.

Liquidity and Capital Resources

         Capital Resources. The table on the following page sets forth the Bank's risk based assets, and the capital ratios and risk based capital ratios of the Bank and Company. At March 31, 1999, the Bank was "well-capitalized" (the required ratio for "well-capitalized" was 10% of total risk-based assets).
         Long term borrowings at 3/31/99 included $2,973,000 face amount of Michigan BIDCO's 9% convertible bonds due January 15, 2002. Subsequent to quarter-end $1,850,000 of the bonds were repurchased by the BIDCO for $1,966,304, leaving a balance of $1,123,000 outstanding. At March 31, 1999, the BIDCO bonds were carried at fair market value of $3,089,304 (the premium to face value was due to the bond repurchase transaction which occurred following quarter-end.

         Bank Liquidity. The Bank's primary sources of liquidity are customer deposits, scheduled amortization and prepayments of loan principal, cash flow from operations, maturities of various investments, the sale of loans held for sale, borrowings from correspondent lenders secured by securities and/or residential mortgage loans. In addition, the Bank invests in overnight Federal Funds. At March 31, 1999, the bank had cash and due from banks and fed funds on hand of $3,747,636. The Bank has a $6,500,000 line of credit secured by investment securities and portfolio mortgage loans. In order to bolster liquidity, the Bank has also sold brokered CDs from time to time.
         The decline in time deposits during the three month period ended March 31, 1999 from $24,867,369 to $18,228,089 was the result of a decrease of approx. $5,000,000 in brokered time deposits and an overall decrease in retail time deposits. Management is de-emphasizing

                               University Bank                               20
               Risk Adjusted Assets & Risk Adjusted Capital Ratio
                                    31-Mar-99



                                                    Balance      Risk Weighted
0% RISK CATEGORY                                  Sheet (000)    Assets (000)
              Mort-Backed Sec Guaran by GNMA               1           -
              Currency & Coin                            295           -
              US Treasury Strip                          480           -
              Federal Reserve Balance                     26           -
                                                      ------------------
              TOTAL                                      802           -

20% RISK CATEGORY
              Interest-bearing Balances                   82          16
              Fed Funds Sold                           2,418         484
              U.S. Gov't sponsored Agency Sec          2,582         516
              Other Mortgage-Back Securities               -           -
              Cash Items                                 484          97
              FHLB Stock                                 848         170
              Balances due from depository Inst          495          99
                                                                  ------
              TOTAL                                    6,909       1,382
                                                       -----------------

50% RISK CATEGORY
              Qualifying 1st liens on 1-4 family      22,102      11,051
                                                      ------------------
              TOTAL                                   22,102      11,051

100% RISK CATEGORY
              ALL OTHER ASSETS                        21,661      21,661

ON BALANCE SHEET ITEMS EXCLUDED FROM CALCULATION          80


              TOTAL ASSETS                            51,554      34,094
                                                      ==================



             TIER 1 CAPITAL                       Balance
Common Stock                                            200
Surplus                                               4,433
Undivided Profits & Capital Reserves                   (797)
Minority Interest                                       475
Other identifiable Intangible Assets                    (80)
TOTAL TIER 1 CAPITAL                                  4,231

             TIER 2 CAPITAL
Allowance for loans & Lease losses                      497
Excess LLR (limited to 1.25% gross risk-
weighted assets                                           -
TOTAL TIER 2 CAPITAL                                    497

TOTAL TIER 1 & TIER 2 CAPITAL                         4,728

TIER 1/TOTAL ASSETS                                    8.21%
TIER 1 & 2/TOTAL ASSETS                                9.17%

TIER 1/TOTAL RISK-WEIGHTED ASSETS                     12.41%
TIER 1 & 2/TOTAL RISK-WEIGHTED ASSETS                 13.87%

brokered time deposits to decrease the cost of interest-earning liabilities. In addition, management has lowered retail CD rates to reduce the overall cost of funds.

         Parent Company Liquidity. At year-end 1999, University Bancorp, Inc. held cash and marketable equity securities of $37,882 (excluding Michigan BIDCO common stock). This decreased by $84,125 to $122,007 at March 31, 1999. During the three months ended March 31, 1999 no dividends were paid from the Bank, as a result of low profitability at the Bank. In an effort to maintain the Bank's Tier 1 capital to assets ratio above 7% and to increase capital through retained earnings, management does not expect that the Bank will pay dividends to the Company during 1999. Management intends that the cash and securities on hand, federal tax refunds receivable, and cash from the sale of common stock and the exercise of stock options to be sufficient to cover the required principal reductions during 1999 on the parent company's indebtedness owing to North Country Bank & Trust ("NCB&T"). The NCB&T loans amounted to $793,000 and $826,000 at March 31, 1999 and at December 31, 1998, respectively.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     All financial institutions are significantly affected by fluctuations in interest rates commonly referred to as "interest rate risk." The principal exposure of a financial institution's earnings to interest rate risk is the difference in time between interest rate adjustments or maturities on interest-earning assets compared to the time between interest rate adjustments or maturities on interest-bearing liabilities. Such difference is commonly referred to as a financial institution's "gap position." In periods when interest rates are increasing, a negative gap position will result in generally lower earnings as long-term assets are repricing upward slower than short-term liabilities. However during a declining rate environment, the opposite effect on earnings is true, with earnings rising due to long-term assets repricing downward slower than short-term liabilities.
         Rising long term and short term interest rates tend to increase the value of Midwest Loan Services' investment in mortgage servicing rights and improve Midwest Loan Services' current return on such rights by lowering required amortization rates on the rights. Rising interest rates tends to decrease new mortgage origination activity, negatively impacting current income from the Bank's retail mortgage banking operations and Varsity Mortgage's operations. Rising interest rates

                               UNIVERSITY BANK                               22
                    Asset/Liability Position Analysis 3/31/99
                                  ($ in 000's)
                            Maturing or Repricing in


                                                    3 Mos     91 Days to         1 - 5        Over 5        ALL
                ASSETS                             or Less        1 Year         Years         Years        OTHERS        TOTAL
                ------                             -------        ------         -----        -----         ------        -----

    Fed Funds                                       2,418              0             0             0             0          2,418
    Loans (1)                                       2,471          4,038         7,290         2,061             0         15,860
    Canadian Investments                                0              0             0             0             0              0
    Securities Available for Sale                     890              0             1         3,021             0          3,912
    Securities held for Sale                            0              0             0             0             0              0
    Loans held for Sale                            13,912              0             0             0             0         13,912
    Matured Loans                                   1,529              0             0             0             0          1,529
    Variable Rate Loans                             6,292              0             0             0             0          6,292
    Other Assets                                      385              0             0         3,336             0          3,721
    Fixed Assets                                       42            125           305           978             0          1,450
    Cash and Due from Banks                             0              0             0         1,287             0          1,287
    Overdrafts                                          4              0             0             0             0              4
    Non-Accrual Loans                                   0              0             0           897             0            897
    Discount FHA Title 1                              109              0             0             0             0            109
    Valuation Adjustment                                0              0             0             0             0              0
                                                   ------         ------       -------        ------         -----         ------
      TOTAL ASSETS                                 28,052          4,163         7,596        11,580             0         51,391


                LIABILITIES

    CD's over $100,000                              1,374          6,965           766             0             0          9,105
    CD's under $100,000                             2,225          4,234         2,391           272             0          9,122
    MMDA                                           11,882              0             0             0             0         11,882
    NOW                                             3,194              0             0             0             0          3,194
    Demand                                            553              0             0         1,698             0          2,251
    Savings                                             0            191             0             0             0            191
    Canadian Savings                                    0              0             0             0             0              0
    Other Liabilities                                   0          2,609         2,609           363             0          5,581
    Drafts Payable                                  6,470              0             0             0             0          6,470
    Borrowings                                          0              0             0             0             0              0
    Equity                                              0              0             0         3,595             0          3,595

                                                   ------         ------       -------        ------         -----         ------
      TOTAL LIABILITIES                            25,698         13,999         5,766         5,928             0         51,391


                GAP                                 2,354         (9,836)        1,830         5,652             0              0


                CUMULATIVE
                GAP                                 2,354         (7,482)       (5,652)            0             0

                GAP
                PERCENTAGE                          4.58%        -14.56%       -11.00%         0.00%         0.00%


    Notes:
     (1) Net of bad debt reserves.

also slow Midwest Loan Services' rate of growth, but increases the duration of its existing subservicing contracts.
     The Bank performs a static gap analysis which has limited value as a simulation because of competitive and other influences that are beyond the control of the Bank. The table on page 22 details the Bank's interest sensitivity gap between interest-earning assets and interest-bearing liabilities at March 31, 1999. The table is based upon various assumptions of management which may not necessarily reflect future experience. As a result, certain assets and liabilities indicated in the table as maturing or re-pricing within a stated period may, in fact, mature or re-price in other periods or at different volumes. The one-year static gap position at March 31, 1999 was estimated to be ($7,482,000) or -14.56%:


     PART II OTHER INFORMATION

Item 1. Legal Proceedings

         There are no material pending legal proceedings to which the Company or any of its subsidiaries is party or to which any of their properties are subject.

Item 5. Other information

         Parent Company Financial Information

              Certain condensed financial information with respect to University Bancorp, Inc. follows:

                    UNIVERSITY BANCORP, INC. (The Parent)                    24
                            Condensed Balance Sheets
                       March 31, 1999 and December 31, 1998
                                   (Unaudited)




                                                                          March 31,          December 31,
                                                                            1999                1998
                                                                         -----------       -------------
            ASSETS
            Cash and cash equivalents                                    $     2,139       $      33,702
            Securities available for sale                                        233              20,328
            Michigan BIDCO senior debentures                                  35,431              67,977
            Michigan BIDCO common stock                                       53,442                   -
            Investment in subsidiary Bank                                  3,594,633           3,736,157
            Tax Assets                                                        67,129              78,890
            Other Assets                                                       4,755               2,458
                                                                        ------------       -------------
              Total Assets                                               $ 3,757,761       $   3,939,512
                                                                        ============       =============



            LIABILITIES AND SHAREHOLDER'S EQUITY
            Note payable                                                 $   793,000 $           826,000
            Accounts payable                                                  13,325              13,325
            Accrued interest payable                                          14,531              15,654
            Tax liabilities                                                        0                   0
                                                                        ------------       -------------
            Total Liabilities                                                820,855             854,979
            Stockholder's Equity                                           2,936,905           3,084,533
                                                                       -------------       -------------
             Total Liabilities and Stockholder's Equity                  $ 3,757,761       $   3,939,512
                                                                       =============       =============

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES                 25
                       Condensed Statements of Operations
           For the Three Month Periods Ended March 31, 1999 and 1998
                                  (Unaudited)

                                                               1999           1998
                                                              -----          -----
Income:
   Dividends from subsidiary                               $        -        $       -
   Interest & dividends on investments                          2,038               59
   net security gains                                         (23,009)          66,501
   Other                                                   $        0                0
                                                           ----------        ---------
         Total Income                                         (20,971)          66,560

Expense:
   Interest                                                    17,100           20,898
   Salaries & benefits                                          1,085            1,219
   ESOP contributions                                               0           53,479
   Public listing                                               2,380            7,906
   Audit & legal                                                7,060            2,548
   Other taxes                                                  1,270                0
   Occupancy & other miscellaneous                                498            1,406
                                                           ----------        ---------
         Total Expense                                         23,393           87,456


Income (loss) before federal income taxes
   (benefit) and equity in undistributed
   net income (loss) of subsidiaries                          (50,364)         (20,895)
Federal income taxes (benefit)                                      0                0
                                                           ----------        ---------
Income (loss) before equity in
   undistributed net income of subsidiaries                   (50,364)         (20,895)
Equity in undistributed net income (loss)
   of subsidiaries.                                          (172,693)         127,655
                                                           ----------        ---------
Net Income                                                 $ (223,057)       $ 106,760
                                                           ==========        =========

Net Income per Common Share
Primary                                                    $    (0.11)       $    0.05
                                                           ==========        =========

Fully Diluted                                              $    (0.11)       $    0.05
                                                           ==========        =========

                UNIVERSITY BANCORP, INC. (The Parent)                    26
                        Condensed Statement of Cash Flows
            For the Three Month Periods Ended March 31, 1999 and 1998


                                                                   1999            1998
                                                                ---------       ---------
 Reconciliation of net income (loss) to net cash used in
     operating activities:
     Net Income (Loss)                                          $(223,057)      $ 106,760
     Loss(gain) on sale of investments                             18,029         (66,660)
     Decrease/(increase) in receivable from affiliate                   0          21,215
     Decrease/(increase) in Other Assets                           (2,297)       (101,890)
     Increase(Decrease) in interest payable                        (1,123)         13,328
     Increase(Decrease) in other liabilities                      (11,761)          7,008
     Decrease(Increase) investment in subsidiaries                  1,821        (125,141)
     Decrease(Increase) income tax receivable                      11,761        (125,141)
                                                                ---------       ---------
       Net cash provided by (used in) operating activities       (206,627)       (270,521)
                                                                ---------       ---------

 Cash flow from investing activities:
   Subsidiary dividends received                                        0               0
   Contributions of capital to subsidiary                               0               0
   Advances to Michigan BIDCO                                     (20,896)              0
   Purchase of available for sale securities                            0               0
   Proceeds from sale of available for sale securities             31,971         110,755
                                                                ---------       ---------
       Net cash provided by (used in) investing activities         11,075         110,755
                                                                ---------       ---------

 Cash flow from financing activities:
   Principal payment on notes payable                             (33,000)              0
   Addition to paid-in-capital                                    196,989               0
   Proceeds from sale of common stock                                   0          53,445
   Purchase of treasury stock                                           0               0
                                                                ---------       ---------
       Net cash provided by (used in) financing activities        163,989          53,445
                                                                ---------       ---------

     Net changes in cash and cash equivalents                     (31,563)       (106,321)

 Cash and cash equivalents:
   Beginning of year                                               33,702          41,676
                                                                ---------       ---------

   End of period                                                $   2,139       $ (64,645)
                                                                =========       =========

Supplemental disclosure of cash flow information:
Cash paid during the year for:
 Interest                                                       $  18,224       $  11,532

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

                                        UNIVERSITY BANCORP, INC.

Date:    May 14, 1999                   /s/ Stephen Lange Ranzini
                                        -------------------------
                                        Stephen Lange Ranzini
                                        President & CEO and
                                        Principal Financial Officer)

         Exhibit Index
         -------------                                        Sequentially
                                                              Numbered
                                                              Page
                                                              ------------


27.      Financial Data Schedule