Form 10-Q
period 1999-06-30
UNIVERSITY BANCORP INC /DE/
filed 1999-08-16
CIK 811211

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

(Mark One)

[X]       Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

For the quarterly period ended June 30, 1999

                                       OR

[ ]       Transition Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

For the transition period from              to
                              --------------  --------------

Commission File Number 0-16023

                            UNIVERSITY BANCORP, INC.
             (Exact name of registrant as specified in its charter)

        Delaware                                        38-2929531
(State of incorporation)                    (IRS Employer Identification Number)

959 Maiden Lane, Ann Arbor, Michigan                    48105
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

    Common Stock, $0.01 par value    Outstanding at August 12, 1999
                                                 1,989,139 shares


                              page 1 of 33 pages
                 Exhibit index on sequentially numbered page 32

                                    Form 10-Q

                               TABLE OF CONTENTS

PART I - Financial Information

Item 1.  Financial Statements                                           PAGE

         Consolidated Balance Sheets                                     3
         Consolidated Statements of operations                           5
         Consolidated Statements of Cash Flows                           7
         Notes to the Consolidated Financial Statements                  8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   9
         Summary                                                        10
         Results of Operations                                          11
         Liquidity and Capital Resources                                23

Item 3.  Quantitative and Qualitative Disclosures about
            Market Risk                                                 25

PART II - Other Information

         Item 1. Legal Proceedings                                      26
         Item 4. Submission of Matters to a Vote of
                  Security Holders                                      26
         Item 5. Other Information
                  Parent Company Condensed
                    Financial Information                               26
         Item 6. Exhibits & Reports on Form 8-K                         31

Signature                                                               31

Exhibit Index                                                           32

    The information furnished in these interim statements reflects all adjustments and accruals which are, in the opinion of management, necessary for a fair statement of the results for such periods. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year.

Part 1. - Financial Information                                                3
Item I.- Financial Statements

                            UNIVERSITY BANCORP, INC.
                          Consolidated Balance Sheets
                       June 30,1999 and December 31, 1998

                                                            June 30,          December 31,
ASSETS                                                       1999                1998
                                                         -------------        ------------
Cash and due from banks                                 $    1,658,419       $     703,015
Short term investments                                           5,132           8,543,000
                                                         -------------        ------------
   Total cash and cash equivalents                           1,663,550           9,246,015

Securities available for sale at market                      2,517,737           2,945,832
Federal Home Loan Bank Stock                                   848,400             848,400
Michigan Bidco equity security investments                           0                   -

Loans held for sale                                         13,285,254          11,862,665

Loans                                                       27,720,968          23,652,103
Allowance for Loan Loss                                       (500,111)           (459,001)
                                                         -------------        ------------
   Loans, net                                               27,220,857          23,193,102

Premises and equipment                                       1,455,031           1,439,440
Mortgage servicing rights                                      722,053             948,208
investment in and advances to
   Michigan BIDCO                                                    -             725,733
Other real estate owned                                        566,022             707,730
Net tax assets                                                 240,187             377,088
Accounts receivable                                            352,188           1,198,661
Other assets                                                 2,241,097           1,042,684
                                                         -------------        ------------

   TOTAL ASSETS                                         $   51,112,377       $  54,535,558
                                                         =============        ============




                                  -Continued-

                   UNIVERSITY BANCORP, INC. AND SUBSIDIARIES                   4
                     Consolidated Balance Sheets (continued)
                       June 30, 1999 and December 31, 1998
                                   (Unaudited)



                                                               June 30,          December 31,
                                                                 1999                1998
                                                           --------------       --------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
 Demand - non interest bearing                             $    2,078,102        $  1,801,347
 Demand - interest bearing                                     13,814,330          16,373,832
 Savings                                                          197,596             177,093
 Time                                                          19,387,327          24,867,369
                                                            -------------         -----------
   Total Deposits                                              35,477,355          43,219,641
Mortgage escrow                                                   140,651             140,673
Short term borrowings                                           4,988,181             277,000
Long term borrowings                                            1,407,097           1,196,097
Deferred noncompete income                                         14,566              32,068
Drafts payable                                                  3,277,605           5,065,281
Accounts payable                                                1,395,467             744,928
Accrued Interest payable                                          387,844             415,060
Other Liabilities                                               1,180,479             157,081
                                                            -------------         -----------
   Total Liabilities                                           48,269,245          51,247,829
Minority Interest                                                 446,589             204,949

Stockholders' equity:
 Preferred Stock, $0.001 par value;
 Authorized - 500,000 shares;
 Issued - 0 shares in both 1999 and 1998                               --                  --
Common stock, $0.01 par value;
 Authorized - 2,500,000 shares:
 Issued - 2,104,323 shares in 1999
 and 2,104,323 shares in 1998                                      21,043              21,043
Treasury Stock - 115,184 shares in 1999
 and 115,184 in 1998                                             (340,530)           (340,530)
Additional Paid-in-Capital                                      3,736,463           3,539,474
Retained earnings (deficit)                                      (694,861)            (16,500)
Net unrealized gain/(loss) on securities
available for sale, net of tax
of $219,395 in 1999, and
$62,182 in 1998                                                  (425,572)           (120,707)
                                                            -------------         -----------
        Total Stockholders' equity                              2,396,543           3,082,780
                                                            -------------         -----------
        TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                              $   51,112,377        $ 54,535,558
                                                            =============         ===========

The accompanying notes are an integral part of the consolidated financial statements.

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES                  5
                      Consolidated Statements of Operations
                  For the Periods Ended June 30, 1999 and 1998
                                   (Unaudited)

                                                              For the Three Month                      For the Six Month
                                                                 Period Ended                             Period Ended
                                                           1999               1998                  1999               1998
                                                       -----------      ------------             -----------       ------------
Interest income:
  Interest and fees on loans                          $    734,751     $     935,754               1,518,345      $   1,964,103
  Interest on securities:
  US Government agencies                                    23,073            15,182                  56,812             30,214
  Other securities                                          15,122            16,922                  33,657             33,657
  Interest on bank deposits                                    584               581                   1,089              1,020
  Interest on federal funds                                  3,776            41,762                  52,025             69,419
                                                       -----------      ------------             -----------       ------------
   Total interest income                                   777,336         1,010,201               1,661,929          2,098,413
                                                       -----------      ------------             -----------       ------------
Interest expense:
  Interest on deposits:
  Demand deposits                                          139,182           179,959                 303,565            380,977
  Savings deposits                                           1,103               959                   2,225              1,871
  Time certificates of deposit                             252,714           385,649                 567,977            766,167
  Bank and other short term borrowings                      30,200            28,284                  32,682             60,563
  Long Term Notes Payable                                   59,844            22,046                  76,944             42,944
                                                       -----------      ------------             -----------       ------------
   Total interest expense                                  483,042           616,897                 983,393          1,252,522
                                                       -----------      ------------             -----------       ------------
   Net interest income                                     294,294           393,304                 678,536            845,891
Provision for loan losses                                   22,500            15,000                  45,000             37,500
                                                       -----------      ------------             -----------       ------------
   Net interest income after
     provision for loan losses                             271,794           378,303                 633,536            808,391
                                                       -----------      ------------             -----------       ------------
Other income:
  Net security gains(losses)                                 7,531             5,897                 (15,477)            72,557
  Service charges and fees                                  16,426            12,582                  29,945             21,000
  Mortgage banking income                                  489,998         1,096,707               1,222,410          2,224,943
  Profit(loss) from equity investment in
   Michigan BIDCO                                                0           119,924                   2,690            160,489
  Insurance and investment fee income                       28,476            12,036                  47,863             33,595
  Other                                                    250,906           117,088                 298,471            125,563
                                                       -----------      ------------             -----------       ------------
   Total other income                                      793,337         1,366,234               1,585,902          2,638,147
                                                       -----------      ------------             -----------       ------------

                                        -Continued-

                   UNIVERSITY BANCORP, INC. AND SUBSIDIARIES                   6
                Consolidated Statements of Operations (continued)
                  For the Periods Ended June 30, 1999 and 1998
                                   (Unaudited)

                                                           For the Three Month                      For the Six Month
                                                              Period Ended                            Period Ended
                                                          1999             1998                  1999           1998
                                                   --------------     ------------            -----------        -----------
Salaries and wages                                $       654,205    $   1,016,869              1,380,204       $  1,882,842
Employee benefits                                         119,326          129,110                255,610            310,648
Occupancy, net                                            113,119           67,249                214,708            178,798
Taxes other than income                                    77,766           37,376                 70,026             21,796
Data processing and equipment expense                      76,353           64,102                162,020            140,265
Correspondent bank service charges                          3,315            8,146                  6,626             13,264
Advertising                                                27,154           24,310                 69,003             48,502
Net expense of other real estate owned                     17,105           29,908                 25,592             31,070
Legal and audit expense                                    67,905           93,777                134,693            176,731
Other operating expenses                                  264,486          286,434                490,814            587,339
                                                   --------------     ------------            -----------        -----------
 Total other expenses                                   1,420,734        1,757,281              2,809,298          3,391,255
                                                   --------------     ------------            -----------        -----------

Income (Loss) before income taxes                        (355,603)         (12,744)              (589,860)            55,283
                                                   --------------     ------------            -----------        -----------
Income taxes (benefit)                                       (300)         (37,156)               (11,500)           (75,889)
                                                   --------------     ------------            -----------        -----------
   Net Income (loss)                              $      (355,303)   $      24,412               (578,360)      $    131,172
                                                   ==============     ============            ===========        ===========

   Comprehensive Income (loss)                    $      (540,361)   $      27,573               (719,234)      $    107,443
                                                   ==============     ============            ===========        ===========

Earnings (loss) per common share
Primary                                           $         (0.18)   $        0.01                  (0.29)      $       0.07
                                                   ==============     ============            ===========        ===========

Fully Diluted                                     $         (0.18)   $        0.01                  (0.29)      $       0.07
                                                   ==============     ============            ===========        ===========

Weighted average shares outstanding
Primary                                                 1,989,139        1,983,101              1,989,139          1,983,836
                                                   ==============     ============            ===========        ===========

Fully Diluted                                           1,989,139        1,987,275              1,989,139          1,987,675
                                                   ==============     ============            ===========        ===========

                   UNIVERSITY BANCORP, INC. AND SUBSIDIARY                     7
                 Consolidated Statements Of Cash Flows For the six-month periods ended June 30, 1999 and 1998
                                  (Unaudited)

                                                                                  1999            1998
                                                                            -------------    -------------
Cash flow from operating activities:
Net income (lose)                                                           $    (578,361)   $     131,173
Adjustments to reconcile net loss to net cash from Operating Activities:
  Depreciation and amortization                                                   222,802          292,031
  Provision for loan loss                                                          45,000           37,500
  Mortgage loans originated for sale                                         (176,817,107)    (325,194,338)
  Proceeds from sale of loans and mortgage trading securities                 176,090,056      330,754,470
  Net loss (gain) on low sales and securitization                                (693,226)      (1,457,583)
  Market adjustment on loans held for Note                                         (3,032)            (100)
  Net amortization/accretion on securities                                         32,806            5,099
  Loss/(Gain) on sale of securities available for sale                                825          (72,557)
  Gain on Sale of Saline Office                                                         0           99,903
  Change in;
   investment in Michigan BIDCO, Inc.                                             725,733         (160,918)
   Purchased Mortgage Servicing Rights                                            119,019
   Other real estate                                                              141,708         (281,368)
   Increase In other assets                                                      (215,039)         461,550
   Increase/(Decrease) In other liabilities                                      (507,164)       4,146,801
                                                                             ------------     ------------
   Net cash from (used in) operating activities                             $  (1,435,460)   $   8,771,673
                                                                             ------------     ------------
  Cash flow from investing activities:
   Purchase of securities available for sale                                     (494,101)              --
   Proceeds from sales of securities available for sale                           504,098          110,956
   Proceeds from maturities and paydowns of securities available for sale         428,509           49,825
   Loans granted not of repayments                                             (4,072,755)       2,653,579
   Sale of Saline Office                                                                0          189,480
   Premises and equipment expenditures                                           (131,257)         (52,173)
                                                                             ------------     ------------
   Net cash from (used in) investing activities                                (3,765,506)       2,951,597
                                                                             ------------     ------------
  Cash flow used in financing activities:
   Net Increase (decrease) In deposits                                         (7,742,288)      (3,919,854)
   Net Increase (decrease) in mortgage escrow accounts                                (22)         154,369
   Net increase (decrease) in other short term borrowings                       4,645,161       (2,744,188)
   Net Increase (decrease) in other long term borrowings                          277,000         (169,635)
   Increase in minority Interest                                                  241,640                0
   Addition to paid-in-capital                                                    196,989                0
   Issuance of common stock                                                             0           31,729
                                                                             ------------     ------------
   Net cash from financing activities                                          (2,381,498)      (6,647,579)
                                                                             ------------     ------------
     Net change in cash and cash equivalents                                   (7,582,464)       6,075,661
  Cash and cash equivalents:
   Beginning of period                                                          9,246,015        2,376,969
                                                                             ------------     ------------
   End of period                                                            $   1,663,551    $   7,452,620
                                                                             ============     ============

Supplemental disclosure of cash flow information:

Cash paid for interest expense                                             $      908,687    $   1,193,518

             UNIVERSITY BANCORP, INC. AND SUBSIDIARIES                         8
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1) General

     See note 1 of Notes to Financial Statements incorporated by reference in the Company's 1998 Annual Report on Form 10-K for a summary of the Company's significant accounting policies.
     The unaudited financial statements included herein were prepared from the books of the Company in accordance with generally accepted accounting principles and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company's 1998 Annual Report on Form 10-K. The current interim periods reported herein are included in the fiscal year subject to independent audit at the end of the year.
     Earnings per share are calculated based on the weighted average number of common shares outstanding during each period as follows: 1,989,139 and 1,989,139 for the three and six months ended June 30, 1999, and 1,983,101 and 1,983,836 for the three and six months ended June 30, 1998, respectively, Stock options are considered not dilutive for the 1999 period and, therefore, are not included in earnings per share calculations.

(2) Available-for-sale Securities

     The Bank's available-for-sale securities portfolio at June 30, 1999 had a net unrealized loss of approximately $645,000 as compared with a net unrealized loss of approximately $365,000 at March 31, 1999 and $183,000 at December 31, 1998.

Securities available for sale


                                                 June 30, 1999
                                        -----------------------------------------------------
                                                               Gross             Estimated
                                          Amortized          Unrealized               Fair
(in thousands)                                 Cost       Gains     Losses           Value
---------------------------------------------------------------------------------------------
U.S. Treasury                                  467           -       (92)            375
U.S. agency mortgage-backed                  2,210           -      (518)          1,692
U.S. agency equity                             848           -         -             846
Municipal                                      486           -       (35)            451

----------------------------------------------------------------------------------------------
Total investment securities
  available for sale                        $4,011         $ -     $(645)         $3,366
                                            ======         ===     =====          ======


Securities available-for-sale (continued)                                      9


                                                  March 31, 1999
                                        ------------------------------------------------------
                                                              Gross              Estimated
                                         Amortized         Unrealized                 Fair
(in thousands)                                Cost       Gains    Losses             Value
----------------------------------------------------------------------------------------------
U.S. Treasury                                 480          -        (84)              396
U.S. agency mortgage-backed                 2,197          7       (306)            1,898
Other agency mortgage-backed                  387         18          -               405
U.S. agency equity                            848          -          -               848
-----------------------------------------------------------------------------------------------
Total investment securities
  available for sale                      $ 3,912        $25     $ (390)           $3,547
                                          =======        ===     ======            ======

                                                  December 31, 1998
                                        -------------------------------------------------------
                                                              Gross
                                         Amortized         Unrealized                 Fair
(in thousands)                                Cost       Gains    Losses             Value
-----------------------------------------------------------------------------------------------
U.S. Treasury                            $    467        $   -      $ (25)          $  442
U.S. agency mortgage-backed                 2,191            4       (136)           2,059
Other mortgage-backed                         421            4          -              425
U.S. agency equity                            848            -          -              848
Other equity                                   50                     (30)              20
-----------------------------------------------------------------------------------------------
Total securities
  available for sale                     $  3,977        $   8      $(191)          $3,794
                                         ========        =====      =====           ======

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

SUMMARY

     For the six months ended June 30, 1999, a net loss of $578,360 was realized versus net income of $131,172 in the same period in 1998. Net interest income decreased to $678,536 in the 1999 period from $845,891 in the 1996 period, and other income was $1,585,902 in the 1999 period versus $2,638,147 in the 1998 period. Operating expenses decreased to $2,809,298 in the 1999 period from $3,391,255 in the 1998 period. Primary and fully diluted net loss per share in the six months ended June 30, 1999 was ($0.29), compared to net income of $0.07 for the six months ended June 30, 1998.
     The loss in 1999 versus the profit in 1998 was principally due to decreased fee based income and decreased net interest income as a result of decreased profitability from the Bank's mortgage banking activities. of note, the Company's paid in capital increased by $196,989 during the 1999 period as a result of the buy-out of certain minority shareholders of Michigan BIDCO on March 31, 1999 at a discount to current book value. Pursuant to the GAAP accounting treatment of this transaction, the Company booked an after tax loss of $13,427 and did not book the $196,989 as income.
     For the three months ended June 30, 1999, a net loss of $355,303 was realized versus $24,412 in net income in the same period in 1998. Net income was negatively impacted by the following issues:
     * Varsity Mortgage lost approximately $225,000 in the second quarter of 1999, because of the sharp increase in long term interest rates during the quarter which temporarily depressed margins and has decreased volume.
     * The Bank's net interest margin was also negatively impacted by the decreased activity at Varsity Mortgage and a $23,000 decrease in net interest income due to rescheduling the accretion of certain zero interest mortgage-backed securities (due to an increase in projected average life of the securities) held by the Bank to diminish the overall risk of its servicing rights held in portfolio in the Bank's overall asset/liability mix.
     * The Bank's results were negatively impacted by a $51,000 loss resulting from a final calculation of early payoffs in the portfolio of servicing rights sold by the Bank in December 1998.
     The following table summarizes the pre-tax income (loss) of each profit center of the Company for the six months ended June 30, 1999 and 1998 (in thousands):


     SIX MONTHS ENDED JUNE 30, 1999 PRE-TAX INCOME (LOSS) SUMMARY
     Banking
          Community & mortgage banking                      $(517)
          Midwest Loan Services                               (17)
          Varsity Mortgage                                   (123)
     Michigan BIDCO                                           146
     Corporate Office                                         (79)
                                                            -----
     Total                                                  $(590)


     SIX MONTHS ENDED JUNE 30, 1998 PRE-TAX INCOME (LOSS) SUMMARY
     Banking
          Community & mortgage banking                      $(357)
          Midwest Loan Services                                (0)
          Varsity Mortgage & Varsity Funding                  295
     Equity in the earnings of Michigan BIDCO                 160
     Corporate Office                                         (43)
                                                             ----
     Total                                                   $ 55

     The net income of the Company for the six months ended June 30, 1998 was principally a result of profits from the Bank's mortgage subsidiaries Varsity Mortgage and Varsity Funding and the equity in the earnings of Michigan BIDCO. Results at the community banking division in 1998 were assisted by a $100,000 capital gain on the sale of excess property and a $100,000 gain from the sale of participation certificates related to certain loans purchased from the RTC in 1995.

RESULTS OF OPERATIONS

Net Interest Income

     Net interest income decreased to $294,294 for the three months ended June 30, 1999 from $393,304 for the three months ended June 30, 1998. Net interest income fell from the year ago period because of a decrease in mortgage banking loans held for sale due to lower mortgage banking activity. The yield on interest earning assets decreased from 8.23% in the 1998 period to 8.22% in the 1999 period. The cost of interest bearing liabilities decreased from 5.64% in the 1998 period to 5.11% in the 1999 period. Net interest income as a percentage of total earning assets decreased from 3.20% to 3.11%, because of the decrease in interest spread.
     Net interest income decreased to $678,536 for the six months ended June 30, 1999 from $845,891 for the six months ended June 30, 1998. Net interest income fell from the year ago period because of the same factors as in the three month periods. The yield on interest earning assets decreased from 8.57% in the 1998 period to 8.27 in the 1999 period. The cost of interest bearing liabilities decreased from 5.69% in the 1998 period to 5.11% in the 1999 period. Net interest income as a percentage of total earning assets decreased from 3.46% to 3.38%, because of the decrease in interest spread.

Interest income

     Interest income decreased to $777,336 in the quarter ended June 30, 1999 from $1,010,201 in the quarter ended June 30, 1998. The average volume of interest earning assets decreased to $37,941,148 in the 1999 period from $49,221,909 in the 1998 period, a decrease of 22.9%. The decreased volume of earning assets was due to a decrease in loans held for sale generated by Varsity Mortgage. Interest income decreased despite an increase in the balance of the Bank's portfolio loans which boosted the overall yield on total loans to 8.67% from 8.49%.

     The average volume of investment securities in the three months ended June 30, 1999 increased 89.8% over the same period in 1998, as the Bank took a position in long term bonds to shift its overall interest rate exposure to increase the duration of assets. The yield on the securities portfolio decreased to 4.29% in the three month period ended June 30, 1999 from 6.84% in the 1998 period. In the three months ended June 30, 1999, the Bank's yield on the securities portfolio was negatively impacted by a $23,000 charge from rescheduling the accretion of certain zero interest mortgage backed securities (due to an increase in projected average life of the securities) held by the Bank to diminish the overall risk of its servicing rights held in portfolio in the Bank's overall asset/liability mix. As the average life of these available-for-sale securities changes this will negatively or positively impact interest income in the future.
     Management is pleased at the 12.5% increase in portfolio loans at the Bank during the second quarter of 1999 and believes that the Bank's "No More Big Bank Blues" ongoing marketing program which was launched on January 31, 1999 is responsible for the increased loan balances.
     Interest income decreased to $1,661,929 in the six months ended June 30, 1999 from $2,098,413 in the six months ended June 30, 1998. The average volume of interest earning assets decreased to $40,529,584 in the 1999 period from $49,350,711 in the 1998 period, a decrease of 17.9%. The decreased volume of earning assets and interest income was due to the same factors as during the three month period. The yield on total loans decreased to 8.76% from 8.81%.
     The average volume of investment securities in the six months ended June 30, 1999 increased 73.7% over the same period in 1998, as the Bank took a position in long term bonds to shift its overall interest rate exposure to increase the duration of assets. The yield on the securities portfolio decreased to 5.54% in the six month period ended June 30, 1999 from 6.79% in the 1998 period.

Interest Expense
     Interest expense decreased to $483,042 in the three months ended June 30, 1999 from $616,897 in the 1998 period. The decrease was due to a decrease in interest bearing liabilities as a result of decreased total deposits and a decrease in rates paid on deposits and borrowed funds. The decrease in rates was due to decreased time deposits (which have higher rates) offset partially by increased other retail deposits (which have lower rates). Long term debt increased as a result of the BIDCO's buyout of some of its minority shareholders and the resulting consolidation of the BIDCO into the Company's financial statements (see "Non-Interest Income, Michigan BIDCO." below). The cost of funds decreased to 5.11% in the 1999 period from 5.64% in the 1998 period. The average volume of interest bearing liabilities decreased 13.5% in the 1999 period versus the 1998 period.
     Interest expense decreased to $983,393 in the six months ended June 30, 1999 from $1,252,522 in the 1998 period. The decrease was due to a decrease in interest bearing liabilities as a result of decreased total deposits and decreased borrowed funds and a decrease in rates paid on deposits and borrowed funds. The decrease in rates was due to decreased time deposits and decreased wholesale deposits (which have higher rates) partially offset by increased other retail deposits (which have lower rates). The cost of funds decreased to 5.11% in the 1999 period from 5.69% in the 1998 period. The average volume of interest bearing liabilities decreased 12.5% in the 1999 period versus the 1998 period.

                        MONTHLY AVERAGE BALANCE SHEET AND
                            INTEREST MARGIN ANALYSIS

     The following tables summarize monthly average balances, revenues from earning assets, expenses of interest bearing liabilities, their associated yield or cost and the net return on earning assets for the three and six months ended June 30, 1999 and 1998.

                                                                              14

                                                          Three Months Ended June 30,
                                          --------------------------------------------------------------------------------
                                                  1999                                        1998
                                          --------------------------------------------------------------------------------
                                                             Interest      Average                    Interest     Average
                                               Average        Income/        Yield/        Average     Income/      Yield/
                                               Balance        Expense         Rate         Balance     Expense      Rate
ASSETS
Interest Earning Assets:
    Short Term Investments:
      Interest Bearing Deposits            $     80,527     $        584       2.91%          28,917         581     8.06%
      Federal Funds Sold                        299,856            3,776       5.05%       3,093,405      41,762     5.41%

    Securities:
      Non-taxable (1)                                --               --         --               --          --       --
      Taxable                                 3,570,868           38,194       4.29%       1,881,386      32,104     6.84%
                                            -----------      -----------     -------     -----------  ----------    ------
    Total Securities & S. T. Investments      3,951,251           42,555       4.32%       5,003,708      74,447     5.97%
                                            -----------      -----------     -------     -----------  ----------    ------
    Loans:
      Commercial                             12,729,689          325,196      10.25%      10,321,293     266,102    10.34%
      Real Estate Mortgage                   20,173,496          378,929       7.53%      29,161,304     552,377     7.60%
      Installment/Consumer                    1,086,710           30,655      11.31%       4,735,604     117,275     9.93%
                                            -----------      -----------     -------     -----------  ----------    ------
    Total Loans                              33,989,897          734,781       8.67%      44,218,201     935,754     8.49%
                                            -----------      -----------     -------     -----------  ----------    ------
Total Interest Bearing Assets                37,941,148          777,336       8.22%      49,221,909   1,010,201     8.23%
                                            -----------      -----------     -------     -----------  ----------    ------
Less allowance for possible
 loan losses & deferred fees                   (475,274)                                    (493,190)
                                            -----------                                  -----------
                                             37,465,874                                   48,728,719

Mortgage servicing rights                       774,974                                    1,280,697
Non earning assets                           12,217,146                                    8,514,488
                                            -----------                                  -----------
    Total Assets                           $ 50,457,994                                 $ 58,523,903
                                            ===========                                  ===========

LIABILITIES
Interest Bearing Liabilities:
    Deposit Accounts:
      Now/S-Now                            $  3,225,075     $     25,207       3.13%    $  2,810,869  $   28,939    4.13%
      Savings                                   206,300            1,103       2.14%         125,537         787    2.51%
      Canadian Dollar Savings                         0                0       0.00%          30,535         172    2.26%
      Time                                   18,147,998          252,714       5.59%      25,689,394     385,649    6.02%
      Short Term Borrowed Funds               2,094,786           30,200       5.76%       1,826,123      28,284    6.21%
    Money Market Accounts                    11,561,539          113,974       3.95%      12,444,507     151,020    4.87%
    Long Term Debt                            2,693,413           59,844       8.91%         905,644      22,046    9.76%
                                            -----------      -----------     -------     -----------   ---------    -----
        Total interest bearing
          liabilities                      $ 37,929,111          483,042       5.11%    $ 43,834,608     616,897    5.64%
                                            -----------      -----------     -------     -----------   ---------    -----
Net interest income                                              294,294                              $  393,304
                                                             ===========                               =========
Weighted average rate spread                                                   3.11%                                2.59%
                                                                             =======                                =====
Net yield on average earning
  assets                                                                       3.11%                                3.20%


(1) Actual yields; not adjusted for tax-equivalent yields
(2) For purposes of computing average yields on the loan portfolio as presented in the above analysis, loans on non-accrual status are included in the average loan balances.


                                                         Six Months Ended June 30,
                                            -------------------------------------------------------------------------
                                                  1999                                1998
                                            -------------------------------------------------------------------------
                                                           Interest    Average                   Interest     Average
                                              Average       Income/     Yield/     Average        Income/      Yield/
                                              Balance       Expense       Rate     Balance        Expense        Rate
ASSETS
Interest Earning Assets:
    Short Term Investments:
      Interest Bearing Deposits                 84,642        1,089     2.60%    $    28,551         1,020      7.21%
      Federal Funds Sold                     2,217,311       52,025     4.73%      2,448,922        69,419      5.72%

    Securities:
      Non-taxable (1)                                -            -        -               -             -         -
      Taxable                                3,294,234       90,469     5.54%      1,896,315        63,871      6.79%
                                           -----------    ---------    ------     ----------     ---------     ------
    Total Securities & S. T. Investments     5,596,187      143,584     5.17%      4,373,788       134,310      6.19%
                                           ===========    =========    ======     ==========     =========     ======
    Loans:
      Commercial                            11,264,617      557,775     9.99%     11,447,870       615,832     10.85%
      Real Estate Mortgage                  22,519,444      896,109     8.04%     28,812,193     1,109,964      7.77%
      Installment/Consumer                   1,149,336       62,460    10.96%      4,716,870       238,307     10.19%
                                           -----------    ---------    ------     ----------     ---------     ------
    Total Loans                             34,933,396    1,518,345     8.76%     44,976,923     1,964,103      8.81%
                                           -----------    ---------    ------     ----------     ---------     ------
Total Interest Bearing Assets               40,529,584    1,661,929     8.27%     49,350,711     2,098,413      8.57%
                                           ===========    =========    ======     ==========     =========     ======
Less allowance for possible
 loan losses & deferred fees                  (457,925)                             (510,180)
                                           -----------                            ----------
                                            40,071,659                            46,840,531
Mortgage servicing rights                 $    828,134                             1,333,518
Non earning assets                          10,606,991                             7,853,130
                                           ===========                            ==========
    Total Assets                          $ 51,506,784                           $58,027,179
                                           ===========                            ==========

LIABILITIES
Interest Bearing Liabilities:
    Deposit Accounts:
      Now/S-Now                           $  3,256,967   $ 50,666       3.14%    $ 2,700,019    $   62,258      4.65%
      Savings                                  194,967      2,226       2.30%        119,568         1,490      2.51%
      Canadian Dollar Savings                        0          0       0.00%         34,704           381      2.21%
      Time                                  20,089,364    567,977       5.70%     25,558,611       766,167      6.05%
      Short Term Borrowed Funds              1,194,181     32,682       5.52%      1,903,090        60,563      6.42%
Money Market Accounts                       12,338,221    252,899       4.13%     13,158,365       318,719      4.88%
Long Term Debt                               1,751,640     76,944       8.86%        914,118        42,944      9.47%
                                           -----------   --------      ------     ----------     ---------     ------
        Total interest bearing
          liabilities                     $ 38,825,360    983,393       5.11%    $44,388,475     1,252,522      5.69%
                                          ============   --------      ------    ===========     ---------     ------
Net interest Income                                      $678,536                                $ 845,891
                                                         ========                                =========
Weighted average rate spread                                            3.16%                                   2.88%
                                                                       ======                                  ======
Net yield on average earning
  assets                                                                3.38%                                   3.46%


(1) Actual yields; not adjusted for tax-equivalent yields
(2) For purposes of computing average yields on the loan portfolio as presented in the above analysis, loans on non-accrual status are included in the average loan balances.

Allowance for Loan Losses

     The monthly allowance for loan loss remained at a rate of $7,500 in the first half of 1999.


                                                     Three Months Ended             Six Months Ended
                                                           June 30,                      June 30,
                                                       1999       1998               1999        1998
                                                  -------------------------------------------------------
Provision for loan losses                          $  22,500     $  15,000        $  45,000     $  37,500
Loan charge-offs                                     (15,904)     (219,472)         (15,904)     (225,028)
Recoveries                                             9,809         4,354           25,014        13,761
                                                   ---------     ---------        ---------     ---------
Net increase (decrease)
  in allowance                                     $  16,405     $(200,118)       $  54,110     $(173,767)
                                                   =========     =========        =========     =========



                                                        At                At                At
                                                     June 30,          March 31,        December 31,
                                                       1999              1998              1998
                                                 -------------------------------------------------------
Total loans (1)                                   $25,497,951        $22,755,421        $23,652,103
Allowance for loan losses                             500,111            496,706            459,001
Allowance/Loans, % (1)                                   1.96%             2.18%              1.94%


(1) Excludes loans held for sale and Michigan BIDCO loans which are valued at fair market value net of specific required reserves.

     The following schedule summarizes the Company's nonperforming loans for the periods indicated (1):


                                                        At                     At                    At
                                                     June 30,               March 31,           December 31,
                                                       1999                   1999                  1998
                                                   ---------------------------------------------------------
Past due 90 days and over
    and still accruing:
   Real estate                                           778                     8,065                 4,430
   Installment                                         1,136                         -                     -
   Commercial                                         18,809                         -                     -
                                                   ---------                  --------             ---------
     Subtotal                                         20,723                     8,065                 4,430
Nonaccrual loans:
   Real estate                                       465,669                   466,527               467,402
   Installment                                             -                         -                     -
   Commercial                                              -                         -                     -
                                                   ---------                 ---------             ---------
     Subtotal                                        465,669                   466,527               467,402

Other real estate
 owned (2)                                           566,022                   582,671               707,730
                                                   ---------                 ---------             ---------
Total                                              1,052,414                 1,057,263             1,179,562
As % of loans (1)                                       4.13%                     4.20%                 4.99%
Ratio of reserve for loan
   losses to all loans
   90 days and over                                    102.8%                    104.7%                 97.3%


(1) Excludes loans held for sale and Michigan BIDCO loans which are valued at fair market value net of specific required reserves.

     Other real estate owned at June 30, 1999, March 31, 1999 and December 31, 1998 includes a commercial development site in Sault Ste. Marie, Michigan. Based upon a recent appraisal, management believes the 16-acre site where a former loan office is located has a fair market value substantially more than its carrying cost as of June 30, 1999 of $266,079. This property is carried as other real estate owned in the Company's financial statements since it is surplus to the Bank's requirements. There is no assurance that a sale of the property will be consummated.
     Other real estate at June 30, 1999 and March 31, 1999 includes a home sold with financing in the amount of $75,830 which sale does not qualify for sale accounting under GAAP since the buyer did not contribute equity of 15% of the purchase price at the time of sale.
     Subsequent to June 30, 1999, a commercial loan past due over 90 days and still accruing in the amount of $18,809 was paid in full and a contract was entered into to sell a home carried as other real estate owned for a net amount of $90,000 versus the carrying value of $81,000.
     The Bank's loan portfolio continues to have very low delinquencies other than residential real estate properties. With the exception of one commercial real estate building carried at $3,000, the other real estate owned, other than the one real estate parcel mentioned above, is residential single family properties. Based upon management's review of appraisal information and current broker price opinions, management believes that, for the most part, the Bank is well secured with respect to these loans and the other real estate owned which is carried at cost.
     Economic conditions in the Bank's primary market area in Ann Arbor were strong in the period. Management believes that the current reserve level and the ongoing reserve for loan losses is adequate to absorb losses inherent in the loan portfolio, although the ultimate adequacy of the reserve is dependent upon future economic factors beyond the Company's control. A downturn in the general nationwide economy will tend to aggravate, for example, the problems of local loan customers currently facing some difficulties, and could decrease residential home prices. A general nationwide business expansion could conversely tend to diminish the severity of any such difficulties.

Non-Interest Income

     Total non-interest income decreased to $793,337 for the three months ended June 30, 1999 from $1,366,234 for the three months ended June 30, 1998. The decrease was principally a result of a $608,709 decrease in the Bank's mortgage banking income.
     Total non-interest income decreased to $1,585,902 for the six months ended June 30, 1999 from $2,638,147 for the six months ended June 30, 1998. The decrease was principally a result of a $1,002,533 increase in the Bank's mortgage banking income.

     Securities. During the three and six months ended June 30, 1999, $625 was realized on the sale of $504,098 in securities from the Bank's available-for-sale securities portfolio. There were no losses on sales of securities from the Bank's available-for-sale securities portfolio. During the first quarter of 1999, the Company realized a $23,009 loss on the sale of the Company's investment in AmTec (AMEX-ATC) to raise working capital. Gross proceeds from this sale were $32,049. During the second quarter of 1999, the Company realized a $6,906 gain on the sale of a portion of the Company's investment in Michigan BIDCO senior convertible bonds. Gross proceeds from this sale were $43,461. The remainder of the Michigan BIDCO bonds held by the Company were converted into Michigan BIDCO common stock during the second quarter of 1999 (see "Michigan BIDCO." below).

     Mortgage Banking. Total non-interest income decreased to $793,337 for the three months ended June 30, 1999 from $1,366,234 for the three months ended June 30, 1998, and decreased to $1,585,902 for the six months ended June 30, 1999 from $2,638,147 for the six months ended June 30, 1998. Sharply decreased loan purchase and origination volumes during the 1999 periods were responsible for the drop. Results for the first quarter of 1998 were also assisted by a $100,000 gain on sale of participation certificates in sub-performing home equity loans previously purchased from the RTC.

     The Bank owns 100% of the voting interest and 50% of the total equity interest in Varsity Mortgage, LLC. As a result of the manner in which Varsity Mortgage's operating agreement is structured, the Bank is entitled to 1/3 of the operating profit (after reimbursement to the Bank for various expenses) but responsible for 100% of the first $300,000 in losses, if any, of Varsity Mortgage. After operating profitably since inception, during the second quarter of 1999, Varsity Mortgage sustained losses from operations of $225,000. If Varsity Mortgage returns to profitability, the Bank would be entitled to 100% of Varsity Mortgage's profits until the previous $225,000 in losses is recovered.
     A contributing factor to the decreased profitability at Varsity Mortgage in 1999 has been start-up expenses at MortgageQuest, Varsity Mortgage's retail lending division, which was founded January 1, 1999. MortgageQuest lost $62,000 in the six months ended June 30, 1999 including a profit of $8,500 in June 1999, and lost $17,000 in July 1999. Excluding the loss from MortgageQuest, Varsity Mortgage earned $4,000 in July 1999. The Bank and Varsity Mortgage recently reached an agreement in principle with a substantially larger local retail mortgage firm to have MortgageQuest's operations and personnel transferred into the local retail mortgage firm. That firm would relocate its operations into MortgageQuest's facility, which is in the same building as Varsity Mortgage. If the agreement is consummated the Bank and Varsity mortgage will enter into a strategic partnership with that firm which will decrease costs of both the combined firm and Varsity Mortgage and bring Varsity Mortgage and the Bank additional revenue. In addition, the Bank will receive a three year option to buy that firm for a cash payment equal to that firm's shareholders equity as calculated using Generally Accepted Accounting Principles (GAAP) and an additional fixed payment in shares of common stock of the Company. There is no assurance that an agreement will be consummated, that the terms will be favorable to the Bank or that any future projected revenues or cost savings will materialize.
     At June 30, 1999, the Bank and its subsidiaries owned the right to service mortgages for FHLMC, FNMA and others, most of which was owned by Midwest Loan Services, and the remainder by the Bank. The carrying value is currently $722,053, including $36,243 receivable from the Bank's sale of the remainder of its servicing rights. Based on recent comparable sales and indications of market value from industry brokers, management believes that the current market value of the Midwest's portfolio of mortgage servicing rights exceeds cost by between $215,000 and $453,000. Market interest rate conditions can quickly affect the value of mortgage servicing rights in a positive or negative fashion, as long term interest rates rise and fall.
     The Bank's mortgage banking income in the second quarter of 1999 included a $51,000 loss resulting from a final calculation of early payoffs in the portfolio of servicing rights sold by the Bank in December 1998.
     At June 30, 1999, the Bank had outstanding purchase commitments to buy single family FNMA and FHLMC qualifying mortgage loans of $28,950,500 and outstanding forward commitments to deliver FNMA and

FHLMC loans of $23,181,800, all of which commitments were for delivery within three months or less.

     Michigan BIDCO. The Company received permission from the Michigan Financial Institutions Bureau for the BIDCO to repurchase the shares and convertible bonds held by certain minority shareholders of the BIDCO. The shares were repurchased on March 31, 1999 and the bonds in mid-April. As a result of the transaction, the Company's ownership of the BIDCO increased to 80.1% from 44.1%, and the BIDCO became part of the Company's tax filing group for federal income tax purposes. As a result, certain deferred tax assets are expected to be realized during 1999, as the BIDCO's taxable income is offset by the Company's net operating tax loss carryforward. Since the purchase price for the shares was at a discount to the BIDCO's per share book value, the transaction generated an immediate increase in the Company's paid-in-capital of $196,989 during the 1999 period. However, pursuant to the GAAP accounting treatment of this transaction, the Company booked an after-tax loss of $13,427 and did not book the $196,989 as income.
     Until March 31, 1999, the Bank reported its 44.1% equity share in the earnings of the BIDCO's reported net income. Subsequent to March 31, 1999, the Bank reports the BIDCO's results on a consolidated basis. The Company included net income of $143,757 in net income from the BIDCO in the second quarter of 1999 and the Bank included $2,690 in income from the BIDCO in the first quarter of 1999. in the three and six months ended 1998, the Bank included $119,924 and $160,489 in income from the BIDCO, respectively. Income for the 1999 first quarter was negatively impacted by the charge noted above as a result of the buy-out of the minority shareholders.
     As part of the overall transaction, the Company converted $27,000 of Michigan BIDCO convertible bonds into 18 shares of Michigan BIDCO common stock, pursuant to the terms of the bonds. Effective March 31, 1999, the Company owns 298 shares of common stock in the BIDCO, currently representing a 80.1% equity interest. The Company's consolidated fully diluted ownership in the BIDCO is 28.6%, after considering the impact of convertible bonds. As a result of the buy-out of the minority shareholders, a total of $1,850,000 in 9% convertible bonds were retired by the BIDCO from cash on hand which had been on deposit at the Bank earning an average rate of 4%. The elimination of this negative interest rate spread is expected to improve the BIDCO's net interest margin by over $90,000 per year going forward, although there is no assurance that the BIDCO will have such increased earnings.
     During the six months ended June 30, 1999, the BIDCO made no new investments, although its equity interest in the Tissue Paper Mill was sold in exchange for a fully amortizing 15 month loan for $750,000, resulting in a realized gain of $500,000. This transaction did not result in a gain or loss for GAAP accounting purposes since the Company was carrying the stock at 12/31/98 at the estimated fair value of $750,000. At June 30, 1999, the BIDCO had pending a $50,000 participation in a new loan financing arrangement with an existing railroad customer.

Non-Interest Expense

     Non-interest expense decreased to $1,420,734 in the three months ended June 30, 1999 from $1,757,281 for the three months ended June 30, 1998. The decrease was primarily the result of expense control at the Bank and decreased profit sharing wages due to the lower profits at Varsity Mortgage.
     Non-interest expense decreased to $2,809,298 in the six months ended June 30, 1999 from $3,391,255 for the six months ended June 30, 1998. The decrease was primarily the result of expense control at the Bank and decreased profit sharing wages due to the lower profits at Varsity Mortgage. The legal and audit expense of $134,693 in the 1999 period included $40,000 in legal expense related to a dispute which has now been finalized through mediation (see below "Item 1. Legal Proceedings"). Employee headcount was reduced during 1999 at both the Bank and Varsity Mortgage.
     Non-interest operating expense for the parent company only decreased to $19,307 and $31,600 for the three and six month 1999 periods from $23,319 and $89,877 for the three and six month 1998 periods. Expenses for the 1998 period included a $53,479 expense for the 1998 ESOP contribution. The 1999 ESOP expense will be booked in the third quarter this year, since the calculations of the plan administrator are not yet completed.
     Year 2000 Readiness. The following statements are YEAR 2000 READINESS DISCLOSURES for purposes of the Federal Year 2000 Information and Readiness Disclosure Act, and you are entitled to protection in accordance with that act. The Year 2000 issue concerns the potential impact of computer software code that only utilizes two digits to represent the calendar year (e.g. "99" for "1999"). Software of this type, if not corrected, could produce inaccurate or unpredictable results at any time, and especially after January 1, 2000, when current and future dates have a lower two digit year number than dates in this century. The Company, similar to most financial services providers, is significantly subject to the potential of the Year 2000 issue due, among other matters, to the nature of financial information. Potential impacts to the Company may arise from software, computer hardware, and other equipment both within the Company's direct control and outside of the Company's ownership, yet with which the Company electronically or operationally interfaces. Financial institution regulators have focused intensively on Year 2000 exposures in the institutions they regulate, issuing guidance concerning the responsibilities of senior management and directors. Year 2000 testing and certification is being addressed as a key safety and soundness issue in conjunction with regulatory exams. The failure to implement an adequate Year 2000 program can be identified as an unsafe and unsound banking practice.
     In order to address the Year 2000 issue, the Bank has formed a Year 2000 coordination committee with key members of management from the Bank and each operating subsidiary and appointed its Compliance Officer as Year 2000 Coordinator. The Bank and Midwest rely on mainframe computers, which are IBM A/S 400s, and are tested as Year 2000 compliant. The Bank's main bank software application is a product of Peerless Group, which has also been upgraded to a Year 2000 compliant version which has been tested as Year 2000 compliant. Midwest's main application software is LSAMS servicing software which has been upgraded to a Year 2000 compliant version which has been tested as Year 2000 compliant. The Bank, Varsity Mortgage and Varsity Funding also rely on Novell Local Area Networks, which have been upgraded to a Year 2000 certified version of Novell Local Area Network software, which has also been tested as Year 2000 compliant. All PC systems and PC software at the Bank and its subsidiaries have been tested and as Year 2000 compliant.
     All of the $93,000 Year 2000 readiness budget has been spent in the process of upgrading and certifying the systems as being Year 2000 compliant. The bulk of the Year 2000 budget was allocated to capital expenditures for software upgrades for software updates and hardware updates and Year 2000 testing which was expensed in 1998. At this point in time, the Company and its subsidiaries have renovated and tested as Year 2000 compliant all systems identified as mission critical. The focus of the Company's Year 2000 effort is now shifting towards less critical systems and contingency planning to deal with unforseen events external to the Company.
     Actual and budgeted Year 2000 readiness costs do not include the implicit costs associated with the reallocation of internal staff hours to Year 2000 readiness related efforts. These costs are not included because the Bank does not separately track those expenses. Budgeted costs also do not include normal ongoing costs for computer hardware and software that would be replaced even without the presence of the Year 2000 issue in conjunction with the Company's ongoing programs for updating its infrastructure. Additional Year 2000 costs may be incurred as the Company progresses in its Year 2000 program and obtains additional information and conducts further testing regarding the Year 2000 readiness of third parties.
     The Company has communicated and will continue to communicate with various significant suppliers and major borrowers and customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company is requesting that such third party vendors indicate whether their products and services are Year 2000 compliant, whether they have a program to test for that compliance, and the status of the program. However, the activities of third parties in responding to the Year 2000 issue is beyond the control of the Company.
     Despite the Company's activities to address the Year 2000 issue, there is no assurance that certain mission critical vendors such as the Federal Reserve Bank of Chicago, the Bank's correspondent banks (Bank One, the Federal Home Loan Bank of Indianapolis and Associated Bank), the Bank's credit card processor (Equifax), the Bank's ATM processor (Magic Line), or local power (Detroit Edison Electric) and phone utilities (Ameritech and ATT) will be Year 2000 compliant by year-end 1999, and if not this could have a material adverse effect on the Company's operations, and the Company's borrowers and customers. There can also be no assurance that partial or total systems interruptions or the costs necessary to implement contingency plans, or Year 2000 systems failures affecting borrowers, customers or third party vendors would not have a material adverse effect on the Company's operations and business prospects. Further, the Company cannot estimate the additional cost, if any, of implementing any such contingency plan.
     The Bank has evaluated the Year 2000 readiness of its major borrowers and determined that it has a below average risk (relative to its peer group) from Year 2000 related potential loan losses, due to its primary focus on real estate secured lending. All business loans and loan renewals by the Bank are being evaluated in the context of the Year 2000 readiness of each business. However, it is impossible for the Company to know with any certainty that the Bank or its subsidiaries will not sustain Year 2000 related credit losses, and whether or not such losses would be material.
     The Bank and its subsidiaries have established back-up contingency plans to continue operations in the event of a Year 2000 systems failure, based on the assumption that all mission critical computer systems are Year 2000 tested but that non-traditional power sources may be required for a short period of time. In addition, a final contingency plan has been established to conduct manual operations using paper forms until such time as a systems failure can be corrected. A full scale live contingency plan test was performed during the second quarter of 1999. Management believes that as a temporary measure, it is feasible with the volume of current activity to continue operations in this manner, but there is no assurance that it is possible or that the cost would not be material.

     Internet Banking. With the substantial progress which has been made towards preparing the Bank for the Year 2000 issue, management has set in motion a project to add transactional internet banking for all bank products. The internet banking product is expected to be available in production mode during the third quarter of 1999. Implementation of the project, which has a capital budget of approximately $100,000, will add ongoing depreciation and operating expenses which are expected to be more than offset by the transfer to the Bank of approximately $2,300,000 in mortgage servicing escrow accounts controlled by Midwest Loan Services. These escrow deposit accounts are currently held at another bank due to the inability of the Bank currently to offer PC banking to Midwest to facilitate Midwest's daily operational needs.

Liquidity and Capital Resources

     Capital Resources. The table on the following page sets forth the Bank's risk based assets, and the capital ratios and risk based capital ratios of the Bank and Company. At June 30, 1999, the Bank was "well capitalized" (the required ratio for "well-capitalized" was 10% of total risk-based assets).

     Bank Liquidity. The Bank's primary sources of liquidity are customer deposits, scheduled amortization and prepayments of loan principal, cash flow from operations, maturities of various investments, the sale of loans held for sale, borrowings from correspondent lenders secured by securities and/or residential mortgage loans. In addition, the Bank invests in overnight Federal Funds. At

                                 UNIVERSITY BANK                              24
                    Asset/Liability Position Analysis                    6/30/99
                                  ($ in 000's)
                            Maturing or Repricing in


                                      3 Mos          91 Days         1-5           Over 5          ALL
ASSETS                                or Less         1 Year        Years          Years           OTHERS        TOTAL
                                      -------         ------        -----          -----           ------        -----
Fed Funds                                  5              0              0              0              0              5
Loans (1)                              2,312          4,182          8,095          2,586              0         17,175
Canadian Investments                       0              0              0              0              0              0
Securities Available for Sale              0              0              1          4,010              0          4,011
Securities held for Sale                   0              0              0              0              0              0
Loans held for Sale                   13,285              0              0              0              0         13,285
Matured Loans                          1,297              0              0              0              0          1,297
Variable Rate Loans                    7,809              0              0              0              0          7,809
Other Assets                           2,691              0              0          1,064              0          3,755
Fixed Assets                              33             98            235          1,089              0          1,455
Cash and Due from Banks                    0              0              0          1,654              0          1,654
Overdrafts                                13              0              0              0              0             13
Non-Accrual Loans                          0              0              0            876              0            876
Escrow Advances                           51              0              0              0              0             51
Valuation Adjustment                       0              0              0              0              0              0
                                     -------        -------        -------        -------        -------        -------
  TOTAL ASSETS                        27,496          4,280          8,331         11,279              0         51,386


LIABILITIES

CD's over $100,000                     3,497          6,787            426              0              0         10,710
CD's under $100,000                    2,380          3,430          2,098            769              0          8,677
MMDA                                  10,560              0              0              0              0         10,560
NOW                                    3,259              0              0              0              0          3,259
Demand                                   296              0              0          1,923              0          2,219
Savings                                    0            198              0              0              0            198
Canadian Savings                           0              0              0              0              0              0
Other Liabilities                          0          1,694          1,694            379              0          3,767
Drafts Payable                         3,278              0              0              0              0          3,278
Borrowings                             5,635              0              0              0              0          5,635
Equity                                     0              0              0          3,083              0          3,083
                                     -------        -------        -------        -------        -------        -------
  TOTAL LIABILITIES                   28,905         12,109          4,218          6,154              0         51,386

         GAP                          (1,409)        (7,829)         4,113          5,125              0

         CUMULATIVE
         GAP                          (1,409)        (9,238)        (5,125)             0              0

         GAP
         PERCENTAGE                    -2.74%        -17.98%         -9.97%         0.00%          0.00%

Notes:
(1) Net of bad debt reserves.

June 30, 1999, the bank had cash and due from banks and fed funds on hand of $1,663,550. The Bank has a $6,500,000 line of credit secured by investment securities and portfolio mortgage loans. In order to bolster liquidity, the Bank has also sold brokered CDs from time to time.
     The decline in time deposits during the six month period ended June 30, 1999 from $24,867,369 to $19,387,327 was the result of a decrease of approx. $2,300,000 in brokered time deposits and an overall decrease in retail time deposits. Management is de-emphasizing brokered time deposits to decrease the cost of interest-earning liabilities. In addition, management has lowered retail CD rates to reduce the overall cost of funds.

     Parent Company Liquidity. At year-end 1998, University Bancorp, Inc. held cash and marketable equity securities of $37,882 (excluding Michigan BIDCO common stock). This decreased by $32,682 to $5,200 at June 30, 1999. During the six months ended June 30, 1999 no dividends were paid from the Bank, as a result of low profitability at the Bank. In an effort to maintain the Bank's Tier 1 capital to assets ratio above 7% and to increase capital through retained earnings, management does not expect that the Bank will pay dividends to the Company during 1999. Management intends that the cash and securities on hand, federal tax refunds receivable, and cash from the sale of common stock and the exercise of stock options to be sufficient to cover the required principal reductions during 1999 on the parent company's indebtedness owing to North Country Bank & Trust ("NCB&T") The NCB&T loans amounted to $760,000 and $826,000 at June 30, 1999 and at December 31, 1998, respectively.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     All financial institutions are significantly affected by fluctuations in interest rates commonly referred to as "interest rate risk." The principal exposure of a financial institution's earnings to interest rate risk is the difference in time between interest rate adjustments or maturities on interest-earning assets compared to the time between interest rate adjustments or maturities on interest-bearing liabilities. Such difference is commonly referred to as a financial institution's "gap position." In periods when interest rates are increasing, a negative gap position will result in generally lower earnings as long-term assets are repricing upward slower than short-term liabilities. However during a declining rate environment, the opposite effect on earnings is true, with earnings rising due to long-term assets repricing downward slower than short-term liabilities.
     Rising long term and short term interest rates tend to increase the value of Midwest Loan Services' investment in mortgage servicing rights and improve Midwest Loan Services' current return on such rights by lowering required amortization rates on the rights. Rising interest rates tends to decrease new mortgage origination activity, negatively impacting current income from the Bank's retail mortgage banking operations and Varsity Mortgage's operations. Rising interest rates also slow Midwest Loan Services' rate of growth, but increases the duration of its existing subservicing contracts.
     The Bank performs a static gap analysis which has limited value as a simulation because of competitive and other influences that are beyond the control of the Bank. The table on page 27 details the Bank's interest sensitivity gap between interest-earning assets and interest-bearing liabilities at June 30, 1999. The table is based upon various assumptions of management which may not necessarily reflect future experience. As a result, certain assets and liabilities indicated in the table as maturing or re-pricing within a stated period may, in fact, mature or re-price in other periods or at different volumes. The one-year static gap position at June 30, 1999 was estimated to be ($9,238,000) or -17.98%:

     PART II OTHER INFORMATION

Item 1. Legal Proceedings

     From December 1995, the Company was engaged in a dispute over a $30,000 amount owed to it, and refused to pay $45,000 which it owed to the same party until the $30,000 was paid to it. Subsequent to June 30, 1999, the Company received an adverse judgement in a mediation covering this dispute. The mediator awarded the plaintiff a sum of $167,000, including interest, legal fees, and the sum of $80,000, which related to another matter which was not originally in dispute and subject to a separate agreement, which the mediator voided. The Company did not dispute a net amount payable of $15,000, and had included this amount in accounts payable at June 30, 1999. In the opinion of the Company's legal counsel, the mediator acted contrary to Michigan law, however, no appeal of the ill-considered opinion is practical. As a result, $152,000 will be charged as an expense during the third quarter of 1999.

Item 4. Submission of Matters to a Vote of Security Holders

     The annual meeting of stockholders of the Company was held on June 21, 1999. At the meeting, the following persons were re-elected as the directors of the Company with the following number of votes "for" or "withheld" with respect to the election of such persons, there having been no abstentions or broker non-votes reflected in the votes tabulated:

Nominee Elected               Votes For                Votes Withheld
---------------               ---------                --------------
Keith F. Brenner              1,382,154                      0
Robert Goldthorpe             1,382,154                      0
Joseph Lange Ranzini          1,382,154                      0
Joseph Louis Ranzini          1,382,154                      0
Mildred Lange Ranzini         1,382,154                      0
Paul Lange Ranzini            1,382,154                      0
Stephen Lange Ranzini         1,382,154                      0
Michael Talley                1,382,154                      0


Item 5. Other information

     Parent Company Financial Information

           Certain condensed financial information with respect to University Bancorp, Inc. follows:

                                 University Bank                              27
               Risk Adjusted Assets & Risk Adjusted Capital Ratio
                                    30-Jun-99


                                                                         Balance   Risk Weighted
0% RISK CATEGORY                                                       Sheet (000)  Assets (000)
        Mort-Backed Sec Guaran by GNMA                                        1            -
        Currency & Coin                                                     260            -
        US Treasury Strip                                                   467            -
        Federal Reserve Balance                                              25            -
                                                                    -------------------------
        Total                                                               765            -

20% RISK CATEGORY
        Interest-bearing Balances                                             5            1
        Fed Funds Sold                                                        6            1
        U.S. Gov't sponsored Agency Sec                                   2,209          442
        Other Mortgage-Back Securities                                      -            -
        Cash Items                                                          240           48
        FHLB Stock                                                          848          170
        Balances due from depository Inst                                 1,179          236
                                                                    -------------------------
        Total                                                             4,486          897

50% RISK CATEGORY
        Revenue Oblig Sec issued by state                                   486          243
        Qualifying 1st liens on 1-4 family                               22,760       11,380
                                                                    -------------------------
        Total                                                            22,760       11,380

100% RISK CATEGORY
        All other Assets                                                 23,271       23,271
On Balance Sheet Items Excluded from Calculation                            72
        Total Assets                                                     51,342       35,548
                                                                     ========================


                         TIER I CAPITAL                               Balance
Common Stock                                                            200
Surplus                                                               4,433
Undivided Profits & Capital Reserves                                 (1,124)
Minority Interest                                                       500
Other identifiable Intangible Assets                                    (72)
Total Tier 1 Capital                                                  3,937

                         TIER 2 CAPITAL

Allowance for loans & Lease losses                                      445
Excess LLR (limited to 1.25% gross risk-                                 55
weighted assets
Total Tier 2 Capital                                                    500

Total Tier 1 & Tier 2 Capital                                         4,437

Tier 1/Total Assets                                                   7.67%
Tier 1 & 2/Total Assets                                               8.64%

Tier 1/Total Risk-Weighted Assets                                    11.08%
Tier 1 & 2/Total Risk-Weighted Assets                                12.48%

                      UNIVERSITY BANCORP, INC. (The Parent)                   28
                            Condensed Balance Sheets
                        June 30,1999 and December 31,1998
                                   (Unaudited)


                                                      June 30,               December 31,
                                                       1999                     1998
                                                   -------------            ---------------
ASSETS
Cash and cash equivalents                           $    5,200                 $   33,702
Securities available for sale                              233                     20,328
Michigan BIDCO senior debentures                             0                     67,977
Michigan BIDCO common stock                             53,442                         --
Investment in subsidiary Bank                        3,083,057                  3,736,157
Tax Assets                                              38,659                     78,890
Other Assets                                             3,690                      2,458
                                                    ----------                 ----------
  Total Assets                                      $3,184,282                 $3,939,512
                                                    ==========                 ==========

LIABILITIES AND SHAREHOLDER'S EQUITY
Note payable                                        $  760,000                 $  826,000
Accounts payable                                        13,325                     13,325
Accrued interest payable                                14,413                     15,654
Tax liabilities                                              0                          0
                                                    ----------                 ----------
Total Liabilities                                      787,738                    854,979
Stockholder's Equity                                 2,396,544                  3,084,533
                                                    ----------                 ----------
Total Liabilities and Stockholder's Equity          $3,184,282                 $3,939,512
                                                    ==========                 ==========

                      UNIVERSITY BANCORP, INC. (The Parent)                   29
                       Condensed Statements of Operations
                  For the Periods Ended June 30, 1999 and 1998
                                   (Unaudited)

                                                                           For Three Month                    For Six Month
                                                                            Period Ended                      Period Ended
                                                                       1999             1998              1999             1998
                                                                       ----             ----              ----             ----
Income:
   Dividends from subsidiary                                        $      --         $      --         $      --         $      --
   Interest & dividends on investments                                    426                --             2,463                --
   Net security gains                                                   6,906             5,897           (16,102)           72,557
   Other                                                            $       0            17,845                 0            17,745
                                                                    ---------         ---------         ---------         ---------
        Total Income                                                    7,331            23,742           (13,640)           90,302
Expense:
   Interest                                                            16,610            22,046            33,910            42,944
   Salaries & benefits                                                     (2)           (1,030)            1,083            53,665
   ESOP contributions                                                       0                 0                 0                 0
   Public listing                                                      10,623             9,770            13,003            17,676
   Audit & legal                                                        7,656             4,125            14,718             6,673
   Other taxes                                                            716                 0             1,986                 0
   Occupancy & other miscellaneous                                        312            10,454               810            11,862
                                                                    ---------          --------         ---------         ---------
        Total Expense                                                  36,117            45,365            65,510           132,820

Income loss before federal Income taxes
   (benefit) and equity in undistributed
   net income (loss) of subsidiaries                                  (28,786)          (21,623)          (79,150)          (42,518)
Federal income taxes (benefit)                                              0                 0                 0                 0
                                                                    ---------         ---------         ---------         ---------
Income (loss) before equity in
   undistributed net income of subsidiaries                           (28,786)          (21,623)          (79,150)          (42,518)
Equity in undistributed net income (loss)
   of subsidiaries                                                   (326,517)           46,036          (499,210)          173,691
                                                                    ---------         ---------         ---------         ---------

Net Income                                                          $(355,303)        $  24,413          (578,360)        $ 131,173
                                                                    =========         =========         =========         =========

Comprehensive Income                                                $(540,361)        $  27,573          (719,234)        $ 107,443
                                                                    =========         =========         =========         =========
Net Income per Common Share
Primary                                                             $   (0.18)        $    0.01             (0.29)        $    0.07
                                                                    =========         =========         =========         =========
Fully Diluted                                                       $   (0.18)        $    0.01             (0.29)        $    0.07
                                                                    =========         =========         =========         =========

                      UNIVERSITY BANCORP, INC. (The Parent)                   30
                        Condensed Statement of Cash Flows
             For the Six Month Periods Ended June 30, 1999 and 1998


                                                                        1999                    1998
                                                                     -----------             -----------
Reconciliation of net income (loss) to net cash used in
 operating activities:
 Net Income (Lose)                                                    $(578,360)              $ 131,172
 Loss (gain) on sale of investments                                      16,102                 (72,557)
 Net amortization/accretion on securities                                  (883)                      0
 Decrease/(increase) in receivable from affiliate                             0                  21,215
 Decrease/(increase) in Other Assets                                     (1,232)                      0
 Increase(Decrease) in interest payable                                  (1,241)                (31,770)
 Increase(Decrease) in other liabilities                                      0                  61,851
 Decrease(Increase) investment in subsidiaries                          323,117                (174,242)
 Decrease(Increase) income tax receivable                                28,470                       0
                                                                      ---------               ---------
  Net cash provided by (used in) operating activities                  (214,027)                (64,331)
                                                                      ---------               ---------
Cash flow from investing activities:
 Subsidiary dividends received                                                0                       0
 Contributions of capital to subsidiary                                       0                       0
 Advances to Michigan BIDCO                                             (20,896)                      0
 Purchase of available for sale securities                                    0                       0
 Proceeds from sale of available for sale securities                     75,432                 110,856
                                                                      ---------               ---------
  Net cash provided by (used in) investing activities                    54,536                 110,856
                                                                      ---------               ---------
Cash flow from financing activities:
 Principal payment an notes payable                                     (66,000)                (33,000)
 Addition to paid-in-capital                                            196,989                       0
 Proceeds from sale of common stock                                           0                       0
 Purchase of treasury stock                                                   0                  63,445
  Net cash provided by (used in) financing activities                         0                 (21,717)
                                                                      ---------               ---------
                                                                        130,989                  (1,272)
                                                                      ---------               ---------
 Net changes in cash and cash equivalents
                                                                        (28,502)                 45,253
Cash and cash equivalents:
  Beginning of year
                                                                         33,702                  41,676
                                                                      ---------               ---------
  End of period
                                                                      $   5,200               $  86,929
                                                                      =========               =========
Supplemental disclosure of cash flow information:
Cash paid during the year for
  Interest
                                                                      $  35,151               $  32,960

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

                                        UNIVERSITY BANCORP, INC.

Date:    August 14, 1999                /s/ Stephen Lange Ranzini
                                        ----------------------------------------
                                        Stephen Lange Ranzini
                                        President & CEO and
                                        Principal Financial Officer)

    Exhibit Index
    -------------

                                                          Sequentially
                                                          Numbered
                                                          Page
                                                          -----------------

27. Financial Data Schedule                                   33