Form 10-Q
period 1999-09-30
UNIVERSITY BANCORP INC /DE/
filed 1999-11-15
CIK 811211

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

(Mark One)

 [X]     Quarterly Report Pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934

 For the quarterly period ended September 30, 1999

                                       OR

 [ ]     Transition Report Pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934

 For the transition period from                 to
                                ---------------    ----------------

 Commission File Number 0-16023

                            UNIVERSITY BANCORP, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                     38-2929531
(State of incorporation)                   (IRS Employer Identification Number)

959 Maiden Lane, Ann Arbor, Michigan                   48105
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

   Common Stock, $0.01 par value    Outstanding at November 12, 1999
                                                   1,989,139 shares


                               page 1 of 40 pages
                 Exhibit index on sequentially numbered page 33

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
Item 1.- Financial Statements



                            UNIVERSITY BANCORP, INC.
                           Consolidated Balance Sheets
                    September 30, 1999 and December 31, 1998
                                   (Unaudited)

                                                                         September 30,            December 31,
ASSETS                                                                       1999                     1998
                                                                      --------------------     -------------------

Cash and due from banks                                             $             898,946    $            703,015
Short term investments                                                              3,378               8,543,000
                                                                      --------------------     -------------------
     Total cash and cash equivalents                                              902,324               9,246,015

Securities available for sale at market                                         2,517,764               2,945,832
Federal Home Loan Bank Stock                                                      848,400                 848,400

Loans held for sale                                                             8,961,208              11,862,665

Loans                                                                          29,563,130              23,652,103
Allowance for Loan Loss                                                          (508,647)               (459,001)
                                                                      --------------------     -------------------
     Loans, net                                                                29,054,483              23,193,102

Premises and equipment                                                          1,459,383               1,439,440
Mortgage servicing rights                                                         701,244                 948,208
Investment in and advances to
    Michigan BIDCO                                                                      -                 725,733
Other real estate owned                                                           673,178                 707,730
Net tax assets                                                                    231,449                 377,088
Accounts receivable                                                             1,414,157               1,198,661
Other assets                                                                    1,864,234               1,042,684
                                                                      --------------------     -------------------

      TOTAL ASSETS                                                  $          48,627,824    $         54,535,558
                                                                      ====================     ===================



                                   -Continued-

                   UNIVERSITY BANCORP, INC. AND SUBSIDIARIES                   4
                     Consolidated Balance Sheets (continued)
                    September 30, 1999 and December 31, 1998
                                   (Unaudited)

                                                                         September 30,            December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                         1999                     1998
                                                                      --------------------     -------------------

Liabilities
Deposits:
  Demand - non interest bearing                                       $         2,548,275      $        1,801,347
  Demand - interest bearing                                                    14,125,287              16,373,832
  Savings                                                                         272,842                 177,093
  Time                                                                         17,786,828              24,867,369
                                                                      --------------------     -------------------
     Total Deposits                                                            34,733,232              43,219,641

Mortgage escrow                                                                    47,507                 140,673
Short term borrowings                                                           5,067,674                 277,000
Long term borrowings                                                            2,725,097               1,196,097
Deferred noncompete income                                                          5,815                  32,068
Drafts payable                                                                  2,146,306               5,065,281
Accounts payable                                                                  840,130                 744,928
Accrued interest payable                                                          408,369                 415,060
Other Liabilities                                                                 121,916                 157,081
                                                                      --------------------     -------------------
     Total Liabilities                                                         46,096,046              51,247,829

Minority Interest                                                                 460,440                 204,949

Stockholders' equity:
  Preferred Stock, $0.001 par value;
   Authorized - 500,000 shares;
    Issued -  0 shares in both 1999 and 1998                                            -                       -
  Common stock, $0.01 par value;
   Authorized - 2,500,000 shares;
    Issued - 2,104,323 shares in 1999
    and 2,104,323 shares in 1998                                                   21,043                  21,043
  Treasury Stock - 115,184 shares in 1999
    and 115,184 in 1998                                                          (340,530)               (340,530)
  Additional Paid-in-Capital                                                    3,736,463               3,539,474
  Retained earnings (deficit)                                                    (905,709)                (16,500)
  Net unrealized gain/(loss) on securities
   available for sale, net of tax
   of $226,710  in 1999, and
   $62,182 in 1998.                                                              (439,930)               (120,707)
                                                                      --------------------     -------------------

     Total Stockholders' equity                                                 2,071,337               3,082,780
                                                                      --------------------     -------------------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                                           $        48,627,824      $       54,535,558
                                                                      ====================     ===================


               The accompanying notes are an integral part of the consolidated financial statements.

                   UNIVERSITY BANCORP, INC. AND SUBSIDIARIES                   5
           Consolidated Statements of Income and Comprehensive Income
                For the Periods Ended September 30, 1999 and 1998
                                   (Unaudited)

                                                                        For the Three Month                 For the Nine Month
                                                                           Period Ended                        Period Ended
                                                                      1999              1998               1999              1998
                                                                   ----------        ----------         ---------         ----------
Interest income:
  Interest and fees on loans                                       $  805,277        $  884,778         2,323,622         $2,848,881
  Interest on securities:
   U.S. Government agencies                                            37,114            21,142            93,926             51,356
   Other securities                                                    17,108            17,172            50,765             50,829
  Interest on bank deposits                                                60               561             1,149              1,581
  Interest on federal funds                                             1,268            21,913            53,293             91,332
                                                                   ----------        ----------        ----------         ----------
     Total interest income                                            860,826           945,566         2,522,754          3,043,979
                                                                   ----------        ----------        ----------         ----------

Interest expense:
  Interest on deposits:
   Demand deposits                                                    139,800           184,419           443,365            565,396
   Savings deposits                                                     1,269               933             3,494              2,804
   Time certificates of deposit                                       257,331           329,069           825,308          1,095,236
  Bank and other short term borrowings                                 46,549             4,810            79,231             65,373
  Long Term Notes Payable                                              48,064            19,973           125,008             62,917
                                                                   ----------        ----------        ----------         ----------
     Total interest expense                                           493,014           539,204         1,476,407          1,791,726
                                                                   ----------        ----------        ----------         ----------

     Net interest income                                              367,812           406,362         1,046,347          1,252,253

Provision for loan losses                                              25,148            58,433            70,148             95,933
                                                                   ----------        ----------        ----------         ----------

     Net interest income after
       provision for loan losses                                      342,664           347,929           976,199          1,156,320
                                                                   ----------        ----------        ----------         ----------

Other income:
  Net security gains(losses)                                                0            13,481           (15,477)            86,038
  Service charges and fees                                             15,257            11,771            45,202             32,771
  Mortgage banking income                                             568,134           962,775         1,790,544          3,187,718
  Profit(loss) from equity investment in
    Michigan BIDCO                                                      8,409             1,136            11,099            161,625
  Insurance and investment fee income                                  20,949            16,741            68,812             50,336
  Other                                                               127,307            99,412           425,779            224,975
                                                                   ----------        ----------        ----------         ----------
     Total other income                                               740,056         1,105,316         2,325,958          3,743,463
                                                                   ----------        ----------        ----------         ----------

                                   -Continued-

                   UNIVERSITY BANCORP, INC. AND SUBSIDIARIES                   6
     Consolidated Statements of Income and Comprehensive Income (continued)
                For the Periods Ended September 30, 1999 and 1998
                                   (Unaudited)

                                                                     For the Three Month                   For the Nine Month
                                                                        Period Ended                          Period Ended
                                                                  1999               1998                1999               1998
                                                               -----------        -----------          ---------        -----------
  Salaries and wages                                           $   583,855        $   893,858          1,964,059        $ 2,776,700
  Employee benefits                                                 88,294            115,084            343,904            425,732
  Occupancy, net                                                   122,793            155,441            337,501            334,239
  Taxes other than income                                           (5,461)            14,469             64,565             36,265
  Data processing and equipment expense                             90,184             58,242            252,204            198,507
  Correspondent bank service charges                                 2,759              8,701              9,385             21,965
  Advertising                                                       30,010             18,683             99,013             67,185
  Net expense of other real estate owned                             4,157              8,192             29,749             39,262
  Legal and audit expense                                          214,683             82,167            349,376            258,898
  Other operating expenses                                         248,385            238,581            739,200            825,920
                                                               -----------        -----------        -----------        -----------
     Total other expenses                                        1,379,659          1,593,418          4,188,956          4,984,673
                                                               -----------        -----------        -----------        -----------

Income (Loss) before income taxes                                 (296,939)          (140,173)          (886,799)           (84,890)
                                                               -----------        -----------        -----------        -----------

Income taxes (benefit)                                              13,910            (24,803)             2,410           (100,692)
                                                               -----------        -----------        -----------        -----------

     Net Income                                                $  (310,849)       $  (115,370)          (889,209)       $    15,802
                                                               ===========        ===========        ===========        ===========

     Comprehensive Income                                      $  (325,153)       $  (117,281)        (1,044,387)       $    (9,838)
                                                               ===========        ===========        ===========        ===========

Earnings (loss) per common share
Primary                                                        $     (0.16)       $     (0.06)             (0.45)       $      0.01
                                                               ===========        ===========        ===========        ===========

Fully Diluted                                                  $     (0.16)       $     (0.06)             (0.45)       $      0.01
                                                               ===========        ===========        ===========        ===========

Weighted average shares outstanding
Primary                                                          1,989,139          1,974,703          1,989,139          1,980,758
                                                               ===========        ===========        ===========        ===========

Fully Diluted                                                    1,989,139          1,974,703          1,989,139          1,982,946
                                                               ===========        ===========        ===========        ===========

                     UNIVERSITY BANCORP, INC. AND SUBSIDIARY                   7
                      Consolidated Statements of Cash Flows
          For the nine-month periods ended September 30, 1999 and 1998
                                   (Unaudited)




                                                                                                     1999                  1998
                                                                                                 -------------        -------------
Cash flow from operating activities:
Net income (loss)                                                                                $    (889,209)       $     131,173
Adjustments to reconcile net loss to net cash from Operating Activities:
    Depreciation and amortization                                                                      403,591              292,031
    Provision for loan loss                                                                             70,148               37,500
    Mortgage loans originated for sale                                                            (226,792,187)        (325,194,338)
    Proceeds from sale of loans and mortgage backed trading securities                             230,629,113          330,754,470
    Net loss/(gain) on loan sales and securitization                                                  (932,538)          (1,457,583)
    Market adjustment on loans held for sale                                                            (2,931)                (100)
    Net amortization/accretion on securities                                                            65,200                5,099
    Loss/(Gain) on sale of securities available for sale                                               (15,477)             (72,557)
    Gain on Sale of Saline Office                                                                            0               99,903
    Change in:
      Investment in Michigan BIDCO, Inc.                                                               725,733             (150,918)
      Purchased Mortgage Servicing Rights                                                               55,099                 --
      Other real estate                                                                                 34,552             (281,358)
      Increase in other assets                                                                        (891,407)             461,550
      Increase/(Decrease) in other liabilities                                                      (2,860,110)           4,146,801
                                                                                                 -------------        -------------
       Net cash from (used in) operating activities                                              $    (400,423)       $   8,771,673
                                                                                                 -------------        -------------

    Cash flow from investing activities:
      Purchase of securities available for sale                                                       (980,412)                --
      Proceeds from sales of securities available for sale                                             578,870              110,856
      Proceeds from maturities and paydowns of securites available for sale                            428,893               49,825
      Loans granted net of repayments                                                               (5,931,529)           2,653,579
      Sale of Saline Office                                                                                  0              189,480
      Premises and equipment expenditures                                                             (231,669)             (52,173)
                                                                                                 -------------        -------------
       Net cash from (used in) investing activities                                                 (6,135,847)           2,951,567
                                                                                                 -------------        -------------

    Cash flow used in financing activities:
      Net increase (decrease) in deposits                                                           (8,486,409)          (3,919,854)
      Net increase(decrease) in mortgage escrow accounts                                               (93,166)             154,369
      Net increase (decrease) in other short term borrowings                                         4,790,674           (2,744,188)
      Net increase (decrease) in other long term borrowings                                          1,529,000             (169,635)
      Increase in minority interest                                                                    255,491                    0
      Addition to paid-in-capital                                                                      196,989                    0
      Issuance of common stock                                                                               0               31,729
                                                                                                 -------------        -------------
       Net cash from financing activities                                                           (1,807,421)          (6,647,579)
                                                                                                 -------------        -------------

          Net change in cash and cash equivalents                                                   (8,343,691)           5,075,661
   Cash and cash equivalents:
     Beginning of period                                                                             9,246,015            2,376,959
                                                                                                 -------------        -------------
     End of period                                                                               $     902,324        $   7,452,620
                                                                                                 =============        =============

    Supplemental disclosure of cash flow information:

    Cash paid for interest expense                                                               $   1,483,098        $   1,193,516

               UNIVERSITY BANCORP, INC. AND SUBSIDIARIES                  8
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1) General

         See note 1 of Notes to Financial Statements incorporated by reference in the Company's 1998 Annual Report on Form 10-K for a summary of the Company's significant accounting policies.
         The unaudited financial statements included herein were prepared from the books of the Company in accordance with generally accepted accounting principles and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company's 1998 Annual Report on Form 10-K. The current interim periods reported herein are included in the fiscal year subject to independent audit at the end of the year.
         Earnings per share are calculated based on the weighted average number of common shares outstanding during each period as follows: 1,989,139 and 1,989,139 for the three and nine months ended September 30, 1999, and 1,974,703 and 1,980,758 for the three and nine months ended September 30, 1998, respectively. Stock options are considered not dilutive for the 1999 period and, therefore, are not included in earnings per share calculations.

(2) Available-for-sale Securities

         The Bank's available-for-sale securities portfolio at September 30, 1999 had a net unrealized loss of approximately $667,000 as compared with a net unrealized loss of approximately $645,000 at June 30, 1999 and $183,000 at December 31, 1998.

Securities available for sale

                                          September 30, 1999
                           ---------------------------------------------
                                                  Gross       Estimated
                                   Amortized    Unrealized       Fair
(in thousands)                        Cost   Gains    Losses    Value
------------------------------------------------------------------------
U.S. Treasury                         474      -       (112)      362
U.S. agency mortgage-backed         1,727      -       (492)    1,235
U.S. agency note                      490      -        (19)      471
Municipal                             494               (44)      450
------------------------------------------------------------------------
Total investment securities
  available for sale               $3,185     $-      $(667)   $2,518
                                   ======    ===      =====    ======

Securities available-for-sale (continued)                                      9

                                           June 30, 1999
                           -------------------------------------------
                                              Gross          Estimated
                                Amortized   Unrealized          Fair
(in thousands)                    Cost     Gains   Losses      Value
----------------------------------------------------------------------
U.S. Treasury                      467      -        (92)        375
U.S. agency mortgage-backed      2,210      -       (518)      1,692
Municipal                          486      -        (35)        451
----------------------------------------------------------------------
Total investment securities
  available for sale            $3,163     $-     $ (645)     $2,518
                                ======    ===     ======      ======

                                         December 31, 1998
                           -------------------------------------------
                                              Gross          Estimated
                                Amortized   Unrealized          Fair
(in thousands)                    Cost     Gains   Losses      Value
----------------------------------------------------------------------

U.S. Treasury                   $  467    $  -     $  (25)    $  442
U.S. agency mortgage-backed      2,191       4       (136)     2,059
Other mortgage-backed              421       4          -        425
Other equity                        50                (30)        20
----------------------------------------------------------------------
Total securities
  available for sale            $3,129    $  8     $ (191)    $2,946
                                ======    ====     ======     ======


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

SUMMARY

         For the three months ended September 30, 1999, a net loss of $310,849 was realized versus a net loss of $115,370 in the same period in 1998. Net income in the third quarter of 1999 was negatively impacted by $203,947 related to the following issues:
         * The Company lost a legal dispute which resulted in a charge of $152,000;
         * Varsity Mortgage lost $51,947 in the third quarter of 1999, because of depressed margins and decreased volume.
         For the nine months ended September 30, 1999, a net loss of $889,209 was realized versus net income of $15,802 in the same period in 1998. Net interest income decreased to $1,046,347 in the 1999 period from $1,252,253 in the 1998 period, and other income was $2,325,958 in the 1999 period versus $3,743,463 in the 1998 period. Operating expenses decreased to $4,188,956 in the 1999 period from $4,984,673 in the 1998 period. Basic and diluted net loss per share in the nine months ended September 30, 1999 was ($0.45), compared to net income of $0.01 for the nine months ended September 30, 1998.
         The loss in 1999 versus the profit in 1998 was principally due to decreased mortgage banking fee income and decreased net interest income as a result of decreased profitability from the Bank's mortgage banking activities and an adverse legal judgment. Of note, the Company's paid in capital increased by $196,989 during the 1999 period as a result of the buy-out of certain minority shareholders of Michigan BIDCO on March 31, 1999 at a discount to current book value. Pursuant to the GAAP accounting treatment of this transaction, the Company booked an after-tax loss of $13,427 and did not book the $196,989 as income.
         The following table summarizes the pre-tax income (loss) of each profit center of the Company for the nine months ended September 30, 1999 and 1998 (in thousands):

                  PRE-TAX INCOME (LOSS) SUMMARY
                                                           1999      1998
         Banking
                  Community & mortgage banking            $(670)     $(646)
                  Midwest Loan Services                       5          0
                  Varsity Mortgage                         (175)       423
         Michigan BIDCO                                     133        162
         Corporate Office                                  (180)       (24)
                                                          -----      -----
         Total                                            $(887)     $ (85)

         The net income of the Company for the nine months ended September 30, 1998 was principally a result of profits from the Bank's mortgage subsidiaries Varsity Mortgage and Varsity Funding and the equity in the earnings of Michigan BIDCO. Results at the community banking division in 1998 were assisted by a $100,000 capital gain on the sale of excess property and a $100,000 gain from the sale of participation certificates related to certain loans purchased from the RTC in 1995.

RECENT DEVELOPMENTS

         University Bank has reached an agreement in principle to sell its 80% interest in Midwest Loan Services for $1,700,000 and a contract to manage the escrow deposits of Midwest. If a sale is consummated, this would result in a capital gain of at least $875,000 after-tax.
         University Bank has reached an agreement in principle to sell its interest in Varsity Mortgage, LLC for a nominal sum. If a sale is consummated, this would result in no gain or loss.
         There is no assurance that either the sale of Midwest or Varsity Mortgage will be completed or that the terms of sale would not change materially if a sale is consummated.
         Last year Michigan BIDCO entered into a contract with a cable tv company which it had originally financed several years ago which entitles it to a contingent payment in the event of a change in control of the cable tv firm prior to November 2000. Subsequent to quarter-end a change in control under the contract was triggered. The amount of the payment now due BIDCO has not been determined, but it is based on fair market value of the firm on the date of the triggering event. Management estimates that the payment will be between approximately $66,000 and $300,000, and is most likely to be in the middle of that range. The payment will be immediately due upon determination of the fair market value of the firm and will result in income to the BIDCO in the amount of the payment.

RESULTS OF OPERATIONS

Net Interest Income

         Net interest income decreased to $367,812 for the three months ended September 30, 1999 from $406,362 for the three months ended September 30, 1998. Net interest income increased $73,518 (+25%) from the $294,294 earned in the three months ended June 30, 1999. Net interest income fell from the year ago period because of a decrease in in mortgage banking loans held for sale due to lower mortgage banking activity. The yield on interest earning assets decreased from 8.54% in the 1998 period to 8.15% in the 1999 period. The cost of interest bearing liabilities decreased from 5.53% in the 1998 period to 5.21% in the 1999 period. Net interest income as a percentage of total earning assets decreased from 3.67% to 3.48%, because of the decrease in interest spread.
         Net interest income decreased to $1,046,347 for the nine months ended September 30, 1999 from $1,252,253 for the nine months ended September 30, 1998. Net interest income fell from the year ago period because of the same factors as in the three month periods. The yield on interest earning assets decreased from 8.67% in the 1998 period to 8.23% in the 1999 period. The cost of interest bearing liabilities decreased from 5.58% in the 1998 period to 5.14% in the 1999 period. Net interest income as a percentage of total earning assets decreased from 3.57% to 3.41%, because of the decrease in interest spread.

Interest income

         Interest income decreased to $860,826 in the quarter ended September 30, 1999 from $945,566 in the quarter ended September 30, 1998. The average volume of interest earning assets increased to $46,388,121 in the 1999 period from $44,271,772 in the 1998 period, an increase of 4.8%. The increased volume of earning assets was due to a increase in portfolio loans held by the Bank which was partially offset by a decrease in loans held for sale generated by Varsity Mortgage. The overall yield on total loans decreased to 8.31% from 8.64%.
         The average volume of investment securities in the three months ended September 30, 1999 increased 98.7% over the same period in 1998, as the Bank took a position in long term bonds to shift its overall interest rate exposure to increase the duration of assets. The yield on the securities portfolio decreased to 6.47% in the three month period ended September 30, 1999 from 9.16% in the 1998 period.
         Management is pleased at the 22.8% increase in portfolio loans at the Bank since March 31, 1999 and believes that the Bank's "No More Big Bank Blues" ongoing marketing program which was launched on January 31, 1999 is responsible for the increased loan balances.
         Interest income decreased to $2,522,754 in the nine months ended September 30, 1999 from $3,043,979 in the nine months ended September 30, 1998. The average volume of interest earning assets decreased to $42,503,890 in the 1999 period from $46,933,778 in the 1998 period, a decrease of 9.4%. The decreased volume of earning assets and interest income was due to the same factors as during the three month period. The yield on total loans decreased to 8.60% from 8.79%.
         The average volume of investment securities in the nine months ended September 30, 1999 increased 134.5% over the same period in 1998, as the Bank took a position in long term bonds to shift its overall interest rate exposure to increase the duration of assets. The yield on the securities portfolio decreased to 5.86% in the nine month period ended September 30, 1999 from 9.70% in the 1998 period. In the three months ended June 30, 1999, the Bank's yield on the securities portfolio was negatively impacted by a $23,000 charge from rescheduling the accretion of certain zero interest mortgage-backed securities (due to an increase in projected average life of the securities) held by the Bank to diminish the overall risk of its servicing rights held in portfolio in the Bank's overall asset/liability mix. As the average life of these available-for-sale securities changes this will negatively or positively impact interest income in the future.

Interest Expense

         Interest expense decreased to $493,014 in the three months ended September 30, 1999 from $539,204 in the 1998 period. The decrease was due to a decrease in interest bearing liabilities as a result of decreased total deposits and a decrease in rates paid on deposits and borrowed funds. The decrease in rates was due to decreased time deposits (which have higher rates) offset partially by increased other retail deposits (which have lower rates). Long term debt increased as a result of the BIDCO's buyout of some of its minority shareholders and the resulting consolidation of the BIDCO into the Company's financial statements (see "Non-Interest Income, Michigan BIDCO." below). The cost of funds decreased to 5.21% in the 1999 period from 5.53% in the 1998 period. The average volume of interest bearing liabilities decreased 3.9% in the 1999 period versus the 1998 period.
         Interest expense decreased to $1,476,407 in the nine months ended September 30, 1999 from $1,791,726 in the 1998 period. The decrease was due to a decrease in interest bearing liabilities as a result of decreased total deposits and decreased borrowed funds and a decrease in rates paid on deposits and borrowed funds. The decrease in rates was due to decreased time deposits and decreased wholesale deposits (which have higher rates) partially offset by increased other retail deposits (which have lower rates). The cost of funds decreased to 5.14% in the 1999 period from 5.58% in the 1998 period. The average volume of interest bearing liabilities decreased 10.6% in the 1999 period versus the 1998 period.

                       MONTHLY AVERAGE BALANCE SHEET AND
                            INTEREST MARGIN ANALYSIS

         The following tables summarize monthly average balances, revenues from earning assets, expenses of interest bearing liabilities, their associated yield or cost and the net return on earning assets for the three and nine months ended September 30, 1999 and 1998.

                                                         Three Months Ended September 30,                           14
                                                 ----------------------------------------------------------------
                                                     1999                              1998
                                                 ------------------------------  --------------------------------
                                                             Interest   Average               Interest    Average
                                                  Average     Income/   Yield/     Average     Income/    Yield/
                                                  Balance     Expense     Rate     Balance     Expense      Rate
ASSETS
Interest Earning Assets:
     Short Term Investments:
          Interest Bearing Deposits              $     8,474  $     60   2.80%  $    89,018   $     561    2.52%
          Federal Funds Sold                         102,003     1,268   4.93%    1,559,390      21,913    5.62%

     Securities:
          Non-taxable (1)                                  -         -      -             -           -       -
          Taxable                                  3,322,992    54,221   6.47%    1,672,241      38,314    9.16%
                                                 -----------  --------   -----  -----------   ---------   ------
     Total Securities & S.T. Investments           3,433,469    55,549   6.42%    3,320,649      60,788    7.32%
                                                 -----------  --------   -----  -----------   ---------   ------
     Loans:
          Commercial                              12,793,883   315,587   9.79%    9,773,604     239,256    9.79%
          Real Estate Mortgage                    24,557,209   459,191   7.42%   26,752,149     530,790    7.94%
          Installment/Consumer                     1,114,419    30,499  10.86%    4,425,370     114,732   10.37%
                                                 -----------  --------  ------  -----------   ---------   ------
     Total Loans                                  38,465,511   805,277   8.31%   40,951,123     884,778    8.64%
                                                 -----------  --------  ------  -----------   ---------   ------
Total Interest Bearing Assets                     41,898,980   860,826   8.15%   44,271,772     945,566    8.54%
                                                 -----------  --------  ------  -----------   ---------   ------
Less allowance for possible
     loan losses & deferred fees                    (472,665)                      (361,814)
                                                 -----------                    -----------
                                                  41,426,315                     43,909,958

Mortgage servicing rights                            713,826                      1,168,581
Non earning assets                                 6,721,303                      7,033,242
                                                 -----------                    -----------
Total Assets                                     $48,861,444                    $52,111,781
                                                 -----------                    -----------


LIABILITIES
Interest Bearing Liabilities:
     Deposit Accounts:
          Now/S-Now                              $ 3,135,899  $ 25,095   3.17%  $ 2,825,162   $ 26,433     3.74%
          Savings                                    251,650     1,269   2.00%      150,190        933     2.48%
          Time                                    18,753,823   257,331   5.44%   21,934,872    329,069     6.00%
          Short Term Borrowed Funds                2,482,091    46,549   7.44%      326,975      4,810     5.88%
     Money Market Accounts                        11,022,404   114,706   4.13%   12,918,552    157,986     4.89%
     Long Term Debt                                1,866,500    48,064  10.22%      872,470     19,973     9.16%
                                                 -----------  --------  ------  -----------   --------    ------
               Total interest bearing
                    liabilities                  $37,512,367   493,014   5.21%  $39,028,221    539,204     5.53%
                                                 ===========  --------  ------  ===========   --------    ------
Net interest income                                           $367,812                        $406,362
                                                              ========                        ========
Weighted average rate spread                                             2.94%                             3.02%
                                                                        ======                            ======
Net yield on average earning                                             3.48%                             3.67%
     assets

(1) Actual yields; not adjusted for tax-equivalent yields
(2) For purposes of computing average yields on the loan portfolio as presented in the above analysis, loans on non-accrual status are included in the average loan balances.

                                                                              15

                                                                            Nine Months Ended September 30,
                                              -------------------------------------------------------------------------------------
                                                   1999                                           1998
                                              -----------------------------------------    ----------------------------------------
                                                                   Interest     Average                        Interest     Average
                                                  Average          Income/      Yield/        Average          Income/      Yield/
                                                  Balance          Expense       Rate         Balance          Expense       Rate

ASSETS
Interest Earning Assets:
    Short Term Investments:
         Interest Bearing Deposits            $      58,974     $      1,149      2.60%    $      48,929     $     1,581      4.32%
         Federal Funds Sold                       1,504,460           53,293      4.74%        2,149,153          91,332      5.68%

    Securities:
         Non-taxable (1)                                  -                -         -                 -               -         -
         Taxable                                  3,303,925          144,690      5.86%        1,409,098         102,185      9.70%
                                                 ----------       ----------    -------       ----------       ---------     -----
    Total Securities & S.T. Investments           4,867,359          199,132      5.47%        3,607,180         195,098      7.23%
                                                 ----------       ----------    -------       ----------       ---------     -----
    Loans:
         Commercial                              11,779,974          873,362      9.91%       10,921,888         855,087     10.47%
         Real Estate Mortgage                    23,206,163        1,357,301      7.82%       27,786,074       1,640,755      7.89%
         Installment/Consumer                     1,137,569           92,959     10.93%        4,618,636         353,039     10.22%
                                                 ----------       ----------    -------       ----------       ---------     -----
    Total Loans                                  36,123,706        2,323,622      8.60%       43,326,598       2,848,881      8.79%
                                                 ----------       ----------    -------       ----------       ---------     -----
Total Interest Bearing Assets                    40,991,065        2,522,754      8.23%       46,933,778       3,043,979      8.67%
                                                 ----------       ----------    -------       ----------       ---------     -----
Less allowance for possible
    loan losses & deferred fees                    (462,892)                                    (460,181)
                                                 -----------                                  ----------
                                                 40,528,173                                   46,473,597

Mortgage servicing rights                           789,613                                    1,168,581
Non earning assets                                9,297,528                                    5,336,202
                                                 ----------                                   ----------
    Total Assets                              $  50,615,314                                $  52,978,380
                                                 ==========                                   ==========



LIABILITIES
Interest Bearing Liabilities:
     Deposit Accounts:
          Now/S-Now                           $   3,216,181     $      75,761    3.15%     $   2,994,869     $     88,691     3.96%
          Savings                                   214,069             3,494    2.18%           152,896            2,804     2.45%
          Time                                   19,639,292           825,308    5.62%        24,337,424        1,095,236     6.02%
          Short Term Borrowed Funds               1,628,202            79,231    6.51%         1,453,015           65,373     6.02%
     Money Market Accounts                       11,893,053           367,605    4.13%        13,091,531          476,705     4.87%
     Long Term Debt                               1,790,347           125,008    9.34%           900,083           62,917     9.35%
                                                 ----------        ----------   ------        ----------       ----------    -----
               Total interest bearing
                 liabilities                  $  38,381,144         1,476,407    5.14%     $  42,929,818        1,791,726     5.58%
                                                 ==========      ------------   -----         ==========       ----------    -----
Net interest income                                             $   1,046,347                                $  1,252,253
                                                                 ============                                  ==========
Weighted average rate spread                                                     3.09%                                        3.09%
                                                                                ======                                       =====
Net yield on average earning
  assets                                                                         3.41%                                        3.57%


(1)  Actual yields; not adjusted for tax-equivalent yields
(2) For purposes of computing average yields on the loan portfolio as presented in the above analysis, loans on non-accrual status are included in the average loan balances.

Allowance for Loan Losses

         The monthly provision for loan loss remained at a rate of $7,500 in the first nine months of 1999.

                                 Three Months Ended           Nine Months Ended
                                       Sept. 30,                  Sept. 30,
                                  1999           1998          1999           1998
                              ------------------------------------------------------
Provision for loan losses     $  25,148      $  58,433      $  70,148      $  95,933
Loan charge-offs                (26,596)       (28,115)       (55,500)      (253,142)
Recoveries                        9,984         10,354         34,998         24,247
                              ---------      ---------      --------       ---------
Net increase (decrease)
  in allowance                $   8,536      $  40,804      $  49,646      $(132,962)
                              =========      =========      =========      =========

                                    At              At            At
                                Sept. 30,        June 30,     December 31,
                                   1999            1999           1998
                              ---------------------------------------------
Total loans (1)               $27,351,270      $25,497,951      $23,652,103
Allowance for loan losses         508,647          500,111          459,001
Allowance/Loans, % (1)              1.86%            1.96%            1.94%

(1) Excludes loans held for sale and Michigan BIDCO loans which are valued at fair market value net of specific required reserves.

         The following schedule summarizes the Company's nonperforming loans for the periods indicated (1):

                                  At            At            At
                               Sept. 30,     June 30,    December 31,
                                 1999          1999          1998
                              ---------------------------------------
Past due 90 days and over
   and still accruing:
  Real estate                   108,085            778          4,430
  Installment                     6,952          1,136             --
  Commercial                         --         18,809             --
                              ---------      ---------      ---------
    Subtotal                    115,037         20,723          4,430

Nonaccrual loans:
  Real estate                   272,002        465,669        467,402
  Installment                        --             --             --
  Commercial                         --             --             --
                              ---------      ---------      ---------
    Subtotal                    272,002        465,669        467,402

Other real estate
 owned (2)                      673,178        566,022        707,730
                              ---------      ---------      ---------
Total                         1,060,217      1,052,414      1,179,562

As % of loans (1)                  3.88%          4.13%          4.99%
Ratio of reserve for loan
  losses to all loans
  90 days and over                131.4%         102.8%          97.3%

(1) Excludes loans held for sale and Michigan BIDCO loans which are valued at fair market value net of specific required reserves.

         Other real estate owned at September 30, 1999, June 30, 1999 and December 31, 1998 includes a commercial development site in Sault Ste. Marie, Michigan. Based upon a recent appraisal, management believes the 16-acre site where a former loan office is located has a fair market value substantially more than its carrying cost as of September 30, 1999 of $266,079. This property is carried as other real estate owned in the Company's financial statements since it is surplus to the Bank's requirements. There is no assurance that a sale of the property will be consummated.
         Other real estate at September 30, 1999 and June 30, 1999 includes a home sold with financing in the amount of $75,656 and $75,830, respectively, which sale does not qualify for sale accounting under GAAP since the buyer did not contribute equity of 15% of the purchase price at the time of sale.
         The Bank's loan portfolio continues to have very low delinquencies other than residential real estate properties.

All of the other real estate owned is residential single family properties. Based upon management's review of appraisal information and current broker price opinions, management believes that, for the most part, the Bank is well secured with respect to these loans and the other real estate owned which is carried at cost.
         Economic conditions in the Bank's primary market area in Ann Arbor were strong in the period. Management believes that the current reserve level and the ongoing reserve for loan losses is adequate to absorb losses inherent in the loan portfolio, although the ultimate adequacy of the reserve is dependent upon future economic factors beyond the Company's control. A downturn in the general nationwide economy will tend to aggravate, for example, the problems of local loan customers currently facing some difficulties, and could decrease residential home prices. A general nationwide business expansion could conversely tend to diminish the severity of any such difficulties.

Non-Interest Income

         Total non-interest income decreased to $740,056 for the three months ended September 30, 1999 from $1,105,316 for the three months ended September 30, 1998. The decrease was principally a result of a $400,724 decrease in the Bank's mortgage banking income.
         Total non-interest income decreased to $2,325,958 for the nine months ended September 30, 1999 from $3,743,463 for the nine months ended September 30, 1998. The decrease was principally a result of a $1,403,257 decrease in the Bank's mortgage banking income.

         Securities. During nine months ended September 30, 1999, a gain of $625 was realized on the sale of $504,098 in securities from the Bank's available-for-sale securities portfolio. There were no losses on sales of securities from the Bank's available-for-sale securities portfolio. During the first quarter of 1999, the Company realized a $23,009 loss on the sale of the Company's investment in AmTec (AMEX-ATC) to raise working capital. Gross proceeds from this sale were $32,049. During the second quarter of 1999, the Company realized a $6,906 gain on the sale of a portion of the Company's investment in Michigan BIDCO senior convertible bonds. Gross proceeds from this sale were $43,461. The remainder of the Michigan BIDCO bonds held by the Company were converted into Michigan BIDCO common stock during the second quarter of 1999 (see "Michigan BIDCO." below). The Company made no securities transactions during the third quarter of 1999.

         Mortgage Banking. Total mortgage banking income decreased to $568,134 for the three months ended September 30, 1999 from $962,775 for the three months ended September 30, 1998, and decreased to $1,790,544 for the nine months ended September 30, 1999 from $3,187,718 for the nine months ended September 30, 1998. Sharply decreased loan purchase and origination volumes during the 1999 periods were responsible for the decline. Results for the first quarter of 1998 were also assisted by a $100,000 gain on sale of participation certificates in sub-performing home equity loans previously purchased from the RTC.

         The Bank owns 100% of the voting interest and 62.5% of the total equity interest in Varsity Mortgage, LLC. During the third quarter of 1999, the Bank acquired 12.5% of the total equity interest in Varsity Mortgage for a nominal sum. As a result of the manner in which Varsity Mortgage's operating agreement is structured, the Bank is now entitled to 5/12ths of the operating profit (after reimbursement to the Bank for various expenses) but responsible for 100% of the first $300,000 in losses, if any, of Varsity Mortgage. After operating profitably since inception, during the second quarter of 1999, Varsity Mortgage sustained losses from operations of $225,000. If Varsity Mortgage returns to profitability, the Bank would be entitled to 100% of Varsity Mortgage's profits until the previous $225,000 in losses is recovered. See "Recent Developments", above for a discussion about the possible sale of Varsiity Mortgage and Midwest Loan Services.
         A contributing factor to the decreased profitability at Varsity Mortgage in 1999 has been start-up expenses at MortgageQuest, Varsity Mortgage's retail lending division, which was founded January 1, 1999. MortgageQuest lost $79,000 in the seven months ended July 31, 1999. During the third quarter of 1999, the Bank and Varsity Mortgage sold the MortgageQuest operations to a substantially larger local retail mortgage firm. In connection with this sale, the Bank entered into a strategic partnership with that firm which is now contributing additional revenue to the Bank. In addition, the Bank received a three year option to buy that firm for a cash payment equal to that firm's shareholders' equity as calculated using Generally Accepted Accounting Principles (GAAP), and an additional fixed payment in shares of common stock of the Company.
         At September 30, 1999, the Bank and its subsidiaries owned the right to service mortgages for FHLMC, FNMA and others, most of which was owned by Midwest Loan Services, and the remainder by the Bank. The carrying value is currently $701,244. Based on recent comparable sales and indications of market value from industry brokers, management believes that the current market value of the Midwest's portfolio of mortgage servicing rights approximates cost. Market interest rate conditions can quickly affect the value of mortgage servicing rights in a positive or negative fashion, as long term interest rates rise and fall.
         The Bank's mortgage banking income in the second quarter of 1999 included a $51,000 loss resulting from a final calculation of early payoffs in the portfolio of servicing rights sold by the Bank in December 1998.
         At September 30, 1999, the Bank had outstanding purchase commitments to buy single family FNMA and FHLMC qualifying mortgage loans of $15,073,298 and outstanding forward commitments to deliver FNMA and FHLMC loans of $10,291,850, all of which commitments were for delivery within three months or less.

         Michigan BIDCO. The Company received permission from the Michigan Financial Institutions Bureau for the BIDCO to repurchase the shares and convertible bonds held by certain minority shareholders of the BIDCO. The shares were repurchased on March 31, 1999 and the bonds in mid-April. As a result of the transaction, the Company's ownership of the BIDCO increased to 80.1% from 44.1%, and the BIDCO became part of the Company's tax filing group for federal income tax purposes. As a result, certain deferred tax assets are expected to be realized during 1999, as the BIDCO's taxable income is offset by the Company's net operating tax loss carryforward. Since the purchase price for the shares was at a discount to the BIDCO's per share book value, the transaction generated an immediate increase in the Company's paid-in-capital of $196,989 during the 1999 period. However, pursuant to the GAAP accounting treatment of this transaction, the Company booked an after-tax loss of $13,427 and did not book the $196,989 as income.
         Until March 31, 1999, the Bank reported its 44.1% equity share in the earnings of the BIDCO's reported net income. Subsequent to March 31, 1999, the Bank reports the BIDCO's results on a consolidated basis. The Company included net income of $99,709 in income from the BIDCO in the third quarter of 1999, $143,757 in income from the BIDCO in the second quarter of 1999 and $2,690 in income from the BIDCO in the first quarter of 1999. In the three and nine months ended 1998, the Bank included $1,136 and $161,625 in income from the BIDCO, respectively. Income for the 1999 first quarter was negatively impacted by the charge noted above as a result of the buy-out of the minority shareholders.
         As part of the overall transaction, the Company converted $27,000 of Michigan BIDCO convertible bonds into 18 shares of Michigan BIDCO common stock, pursuant to the terms of the bonds. Effective March 31, 1999, the Company owns 298 shares of common stock in the BIDCO, currently representing a 80.1% equity interest. The Company's consolidated fully diluted ownership in the BIDCO is 26.6%, after considering the impact of convertible bonds. As a result of the buy-out of the minority shareholders, a total of $1,850,000 in 9% convertible bonds were retired by the BIDCO from cash on hand which had been on deposit at the Bank earning an average rate of 4%. The elimination of this negative interest rate spread has since improved the BIDCO's net interest margin at the rate of $7,500 per month.
         During the nine months ended September 30, 1999, the BIDCO made one new loan financing arrangement, a $50,000 participation in a loan to a railroad which is a previous customer. Several investments were sold or paid off, including the BIDCO's equity interest in the Tissue Paper Mill which was sold in exchange for a fully amortizing 15 month loan for $750,000, resulting in a realized gain of $500,000. This transaction did not result in a gain or loss for GAAP accounting purposes since the Company was carrying the stock at 12/31/98 at the estimated fair value of $750,000. At September 30, 1999, the BIDCO had no new investments pending. See "Recent Developments", above.

Non-Interest Expense

     Non-interest expense decreased to $1,379,659 in the three months ended September 30, 1999 from $1,593,418 for the three months ended September 30, 1998. The decrease was primarily the result of expense control at the Bank and decreased profit sharing wages due to the lower profits at Varsity Mortgage.
     Non-interest expense decreased to $4,188,956 in the nine months ended September 30, 1999 from $4,984,673 for the nine months ended

September 30, 1998. The decrease was primarily the result of expense control at the Bank and decreased profit sharing wages due to the lower profits at Varsity Mortgage. The legal and audit expense of $349,376 in the 1999 period included $195,000 in legal expense related to a dispute which has now been finalized (see below" Item 1. Legal Proceedings"). Employee headcount was reduced during 1999 at both the Bank and Varsity Mortgage.
         Non-interest operating expense for the parent company only increased to $166,906 and $198,506 for the three and nine month 1999 periods from $37,022 and $126,898 for the three and nine month 1998 periods. Expenses for the 1998 nine month period included a $53,479 expense for the 1998 ESOP contribution. The 1999 ESOP expense will be booked in the fourth quarter this year, since the calculations of the plan administrator are not yet completed.

    Year 2000 Readiness. The following statements are YEAR 2000 READINESS DISCLOSURES for purposes of the Federal Year 2000 Information and Readiness Disclosure Act, and you are entitled to protection in accordance with that act. The Year 2000 issue concerns the potential impact of computer software code that only utilizes two digits to represent the calendar year (e.g. "99" for "1999"). Software of this type, if not corrected, could produce inaccurate or unpredictable results at any time, and especially after January 1, 2000, when current and future dates have a lower two digit year number than dates in this century. The Company, similar to most financial services providers, is significantly subject to the potential of the Year 2000 issue due, among other matters, to the nature of financial information. Potential impacts to the Company may arise from software, computer hardware, and other equipment both within the Company's direct control and outside of the Company's ownership, yet with which the Company electronically or operationally interfaces. Financial institution regulators have focused intensively on Year 2000 exposures in the institutions they regulate, issuing guidance concerning the responsibilities of senior management and directors. Year 2000 testing and certification is being addressed as a key safety and soundness issue in conjunction with regulatory exams. The failure to implement an adequate Year 2000 program can be identified as an unsafe and unsound banking practice.
    In order to address the Year 2000 issue, the Bank has formed a Year 2000 coordination committee with key members of management from the Bank and each operating subsidiary and appointed its Compliance Officer as Year 2000 Coordinator. The Bank and Midwest rely on mainframe computers, which are IBM A/S 400s, and are tested as Year 2000 compliant. The Bank's main bank software application is a product of Peerless Group, which has also been upgraded to a Year 2000 compliant version which has been tested as Year 2000 compliant. Midwest's main application software is LSAMS servicing software which has been upgraded to a Year 2000 compliant version which has been tested as Year 2000 compliant. The Bank and Varsity Mortgage also rely on Novell Local Area Networks, which have been upgraded to a Year 2000 certified version of Novell Local Area Network software, which has also been tested as Year 2000 compliant. All PC systems and PC software at the Bank and its subsidiaries have been tested as Year 2000 compliant.

    All of the $93,000 Year 2000 readiness budget has been spent in the process of upgrading and certifying the systems as being Year 2000 compliant. The bulk of the Year 2000 budget was allocated to capital expenditures for software upgrades for software updates and hardware updates and Year 2000 testing which was expensed in 1998. At this point in time, the Company and its subsidiaries have renovated and tested as Year 2000 compliant all systems.
    Actual and budgeted Year 2000 readiness costs do not include the implicit costs associated with the reallocation of internal staff hours to Year 2000 readiness related efforts. These costs are not included because the Bank does not separately track those expenses. Budgeted costs also do not include normal ongoing costs for computer hardware and software that would be replaced even without the presence of the Year 2000 issue in conjunction with the Company's ongoing programs for updating its infrastructure. No additional Year 2000 are anticipated.
    The Company has communicated and will continue to communicate with various significant suppliers and major borrowers and customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company is requesting that such third party vendors indicate whether their products and services are Year 2000 compliant, whether they have a program to test for that compliance, and the status of the program. However, the activities of third parties in responding to the Year 2000 issue is beyond the control of the Company.
    Despite the Company's activities to address the Year 2000 issue, there is no assurance that certain mission critical vendors such as the Federal Reserve Bank of Chicago, the Bank's correspondent banks (Bank One, the Federal Home Loan Bank of Indianapolis and Associated Bank), the Bank's credit card processor (Equifax), the Bank's ATM processor (NYCE), or local power (Detroit Edison Electric) and phone utilities (Ameritech and ATT) will be Year 2000 compliant by year-end 1999, and if not this could have a material adverse effect on the Company's operations, and the Company's borrowers and customers. There can also be no assurance that partial or total systems interruptions or the costs necessary to implement contingency plans, or Year 2000 systems failures affecting borrowers, customers or third party vendors would not have a material adverse effect on the Company's operations and business prospects. Further, the Company cannot estimate the additional cost, if any, of implementing any such contingency plan.
     The Bank has evaluated the Year 2000 readiness of its major borrowers and determined that it has a below average risk (relative to its peer group) from Year 2000 related potential loan losses, due to its primary focus on real estate secured lending. All business loans and loan renewals by the Bank are being evaluated in the context of the Year 2000 readiness of each business. However, it is impossible for the Company to know with any certainty that the Bank or its subsidiaries will not sustain Year 2000 related credit losses, and whether or not such losses would be material.
     The Bank and its subsidiaries have established back-up contingency plans to continue operations in the event of a Year 2000 systems failure, based on the assumption that all mission critical computer systems are Year 2000 tested but that non-traditional power sources may be required for a short period of time. In addition, a final contingency plan has been established to conduct manual operations using paper forms until such time as a systems failure can be corrected. The Bank ran for a full day in the fourth quarter of 1999 without computers as a test of its full scale live contingency plan. Management believes that as a temporary measure, it is feasible with the volume of current activity to continue operations in this manner, but there is no assurance that it is possible or that the cost would not be material.

         Internet Banking. With the substantial progress which has been made towards preparing the Bank for the Year 2000 issue, management has begun a project to offer transactional internet banking for all bank products. The internet banking product is expected to be available in production mode during the fourth quarter of 1999. Implementation of the project, which has a capital budget of approximately $100,000, will add ongoing depreciation and operating expenses which are expected to be more than offset by the transfer to the Bank of approximately $2,300,000 in mortgage servicing escrow accounts controlled by Midwest Loan Services. These escrow deposit accounts are currently held at another bank due to the inability of the Bank currently to offer PC banking to Midwest to facilitate Midwest's daily operational needs.

Liquidity and Capital Resources

         Capital Resources. The table on the following page sets forth the Bank's risk based assets, and the capital ratios and risk based capital ratios of the Bank and Company. At September 30, 1999, the Bank was "well-capitalized" (the required ratio for "well-capitalized" was 10% of total risk-based assets).

         Bank Liquidity. The Bank's primary sources of liquidity are customer deposits, scheduled amortization and prepayments of loan principal, cash flow from operations, maturities of various investments, the sale of loans held for sale, borrowings from correspondent lenders secured by securities and/or residential mortgage loans. In addition, the Bank invests in overnight Federal Funds. At September 30, 1999, the bank had cash and due from banks and fed funds on hand of $898,946. The Bank has a $7,500,000 line of credit secured by investment securities and portfolio mortgage loans, of which $5,067,674 was drawn at September 30, 1999. In order to bolster liquidity, the Bank has also sold brokered CDs from time to time.
         The decline in time deposits during the nine month period ended September 30, 1999 from $24,867,369 to $17,786,828 was the result of a decrease of approx. $2,300,000 in brokered time deposits and an overall decrease in retail time deposits. Management is de-emphasizing brokered time deposits to decrease the cost of interest-earning liabilities. In addition, management has lowered retail CD rates to reduce the overall cost of funds.

                               University Bank                                24
               Risk Adjusted Assets & Risk Adjusted Capital Ratio
                                    30-Sep-99

                                                                                 Balance           Risk Weighted
0% RISK CATEGORY                                                                Sheet (000)        Assets (000)
              Mort-Backed Sec Guaran by GNMA                                             1                  --
              Currency & Coin                                                          297                  --
              US Treasury Strip                                                        474                  --
              Federal Reserve Balance                                                   25                  --
                                                                                ------------------------------
              TOTAL                                                                    797                  --

20% RISK CATEGORY
              Interest-bearing Balances                                                 10                   2
              Fed Funds Sold                                                             3                   1
              U.S. Gov't sponsored Agency Sec                                        2,216                 443
              Other Mortgage-Back Securities                                            --                  --
              Cash Items                                                               367                  73
              FHLB Stock                                                               848                 170
              Balances due from depository Inst                                        250                  50
                                                                                ------------------------------
              TOTAL                                                                  3,694                 739

50% RISK CATEGORY
              Revenue Oblig Sec issued by state                                        494                 247
              Qualifying 1st liens on 1-4 family                                    19,304               9,652
                                                                                ------------------------------
              TOTAL                                                                 19,798               9,899

100% RISK CATEGORY
              ALL OTHER ASSETS                                                      24,232              24,232

ON BALANCE SHEET ITEMS EXCLUDED FROM CALCULATION                                        70


              TOTAL ASSETS                                                          48,591              34,870
                                                                                ==============================



                                 TIER 1 CAPITAL                                   BALANCE
              Common Stock                                                              200
              Surplus                                                                 4,433
              Undivided Profits & Capital Reserves                                   (1,255)
              Minority Interest                                                         522
              Other identifiable Intangible Assets                                      (70)
              TOTAL TIER 1 CAPITAL                                                    3,830

                                 TIER 2 CAPITAL
              Allowance for loans & Lease losses                                        508
              Excess LLR (limited to 1.25% gross risk-weighted assets                   (72)
              TOTAL TIER 2 CAPITAL                                                      436

              TOTAL TIER 1 & TIER 2 CAPITAL                                           4,266

              TIER 1/TOTAL ASSETS                                                     7.88%
              TIER 1 & 2/TOTAL ASSETS                                                 8.78%

              TIER 1/TOTAL RISK-WEIGHTED ASSETS                                      10.98%
              TIER 1 & 2/TOTAL RISK-WEIGHTED ASSETS                                  12.23%

         Parent Company Liquidity. At year-end 1998, University Bancorp, Inc. held cash and marketable equity securities of $37,882 (excluding Michigan BIDCO common stock). This decreased by $36,833 to $1,049 at September 30, 1999. During the nine months ended September 30, 1999 no dividends were paid from the Bank, as a result of low profitability at the Bank. In an effort to maintain the Bank's Tier 1 capital to assets ratio above 7% and to increase capital through retained earnings, management does not expect that the Bank will pay dividends to the Company during 1999. Management intends that the cash and securities on hand, federal tax refunds receivable, and cash from the sale of common stock or advances in anticipation of stock issues (see below) and the exercise of stock options to be sufficient to cover the required principal reductions during 1999 on the parent company's indebtedness owing to North Country Bank & Trust ("NCB&T"). The NCB&T loans amounted to $727,000 and $826,000 at September 30, 1999 and at December 31, 1998, respectively.
         During the third quarter of 1999, the Company borrowed $228,000 from various individuals and trusts related to the Company's CEO and Chairman (Ranzini Noteholders) in the form of equity conversion notes. The notes accrue interest at the rate of 8.25% and are mandatorily convertible into common stock of the Company at the Company's option at the rate of $3 per share of common stock. All interest is accrued and any accrued interest would also be convertible on the same terms. In addition, the Ranzini Noteholders have committed to purchase a total of at least $304,000 of notes by December 1, 1999 and at least $234,000 in common stock of the Company under any New Stock Issue prior to March 31, 2000.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     All financial institutions are significantly affected by fluctuations in interest rates commonly referred to as "interest rate risk." The principal exposure of a financial institution's earnings to interest rate risk is the difference in time between interest rate adjustments or maturities on interest-earning assets compared to the time between interest rate adjustments or maturities on interest-bearing liabilities. Such difference is commonly referred to as a financial institution's "gap position." In periods when interest rates are increasing, a negative gap position will result in generally lower earnings as long-term assets are repricing upward slower than short-term liabilities. However during a declining rate environment, the opposite effect on earnings is true, with earnings rising due to long-term assets repricing downward slower than short-term liabilities.
         Rising long term and short term interest rates tend to increase the value of Midwest Loan Services' investment in mortgage servicing rights and improve Midwest Loan Services' current return on such rights by lowering required amortization rates on the rights. Rising interest rates tends to decrease new mortgage origination activity, negatively impacting current income from the Bank's retail mortgage banking operations and Varsity Mortgage's operations. Rising interest rates also slow Midwest Loan Services' rate of growth, but increases the duration of its existing subservicing contracts.
     The Bank performs a static gap analysis which has limited value as a simulation because of competitive and other influences that are beyond the control of the Bank. The table on page 27 details the Bank's interest sensitivity gap between interest-earning assets and interest-bearing liabilities at September 30, 1999. The table is based upon various assumptions of management which may not necessarily reflect future experience. As a result, certain assets and liabilities indicated in the table as maturing or re-pricing within a stated period may, in fact, mature or re-price in other periods or at different volumes. The one-year static gap position at September 30, 1999 was estimated to be ($8,716,000) or -17.94%:

                               UNIVERSITY BANK                                27
                   Asset/Liability Position Analysis             30-Sep-99
                                  ($ in 000's)
                            Maturing or Repricing in


                                                3 Mos      91 Days to      1 - 3        3 - 5       Over 5     ALL
                ASSETS                         or Less      1 Year         Years        Years       Years      OTHERS       TOTAL
                ------                         -------      ------         -----        -----       -----      ------       -----
Fed Funds                                           3             0            0            0           0            0            3
Loans (1)                                      16,191         6,686        5,484        2,922       6,023            0       37,306
Non-Accrual Loans                                   0             0            0            0           0          711          711
Securities                                          0             0            0        2,080       1,286            0        3,366
Other Assets                                        0             0            0            0         701        5,605        6,306
Cash and Due from Banks                             0             0            0            0           0          899          899
                                              -------       -------       ------       ------       -----       ------       ------
  TOTAL ASSETS                                 16,194         6,686        5,484        5,002       8,010        7,215       48,591

            LIABILITIES

CD's over $100,000                                754           636          625          100           0            0        2,115
CD's under $100,000                            10,076         3,996          912            0         688            0       15,672
MMDA                                            5,452         5,452            0            0           0            0       10,904
NOW                                                 0             0        3,222            0           0            0        3,222
Demand and Escrow                                   0             0            0            0           0        2,596        2,596
Savings                                             0             0          273            0           0            0          273
Other Borrowings                                5,068             0            0            0           0            0        5,068
Other Liabilities                                   0           162        1,447          161           0        4,033        5,803
Equity                                              0             0            0            0           0        2,938        2,938

                                              -------       -------       ------       ------       -----       ------       ------
  TOTAL LIABILITIES                            21,350        10,246        6,479          261         688        9,567       48,591


            GAP                                (5,156)       (3,560)        (995)       4,741       7,322       (2,352)


            CUMULATIVE
            GAP                                (5,156)       (8,716)      (9,711)      (4,970)      2,352            0

            GAP
            PERCENTAGE                         -10.61%       -17.94%      -19.99%      -10.23%       4.84%        0.00%

    Notes:
     (1) Net of bad debt reserves.

         PART II OTHER INFORMATION

Item 1. Legal Proceedings

         From December 1995, the Company was engaged in a dispute over a $30,000 amount owed to it, and refused to pay $45,000 which it owed to the same party until the $30,000 was paid to it. During the third quarter of 1999, the Company received an adverse judgment in a mediation covering this dispute. The mediator awarded the plaintiff a sum of $167,000, including interest, legal fees, and the sum of $80,000, which related to another matter which was not originally in dispute and subject to a separate agreement, which the mediator voided. The Company did not dispute a net amount payable of $15,000, and had included this amount in accounts payable at June 30, 1999. In the opinion of the Company's legal counsel, the mediator acted contrary to Michigan law, however, no appeal of the ill-advised opinion is practical. As a result, $152,000 was charged as an expense during the third quarter of 1999.

Item 5. Other information

         Parent Company Financial Information

                  Certain condensed financial information with respect to University Bancorp, Inc. follows:

                    UNIVERSITY BANCORP, INC. (The Parent)                    29
                            Condensed Balance Sheets
                     September 30, 1999 and December 31,1998
                                   (Unaudited)



                                                        September 30,                December 31,
                                                            1999                        1998
                                                        -------------               -------------
ASSETS
Cash and cash equivalents                               $    1,049                  $   33,702
Securities available for sale                                  233                      20,328
Michigan BIDCO senior debentures                                 0                      67,977
Michigan BIDCO common stock                                 61,850                           -
Investment in subsidiary Bank                            2,938,100                   3,736,157
Tax Assets                                                  38,659                      78,890
Other Assets                                                 5,575                       2,458
                                                        ----------                  ----------
  Total Assets                                          $3,045,467                  $3,939,512
                                                        ==========                  ==========



LIABILITIES AND SHAREHOLDER'S EQUITY
Note payable                                            $  727,000                  $  826,000
Accrued interest  payable                                   19,050                      15,654
Accounts payable                                                 0                      13,325
Deferred Taxes                                                  79                           0
Equity Conversion Notes                                    228,000                           0
                                                        ----------                  ----------
Total Liabilities                                          974,130                     854,979
Stockholder's Equity                                     2,071,337                   3,084,533
                                                        ----------                  ----------
 Total Liabilities and Stockholder's Equity             $3,045,467                  $3,939,512
                                                        ==========                  ==========



                    UNIVERSITY BANCORP, INC. (The Parent)                    30
                       Condensed Statements of Operations
                For the Periods Ended September 30, 1999 and 1998
                                   (Unaudited)

                                                        For Three Month                  For Nine Month
                                                         Period Ended                     Period Ended
                                                     1999            1998            1999            1998
                                                 ------------   ------------    -------------    -------------
Income:
   Dividends from subsidiary                     $         -     $         -               -     $         -
   Interest & dividends on investments                    29           2,130           2,491          19,875
   Equity earnings from Michigan BIDCO                 8,409               -           8,409               -
   Net security gains                                      -          13,481         (16,102)         86,038
   Other                                         $         4          59,743               4          59,743
                                                 -----------     -----------     -----------     -----------
               Total Income                            8,441          75,354          (5,199)        165,656
Expense:
   Interest                                           21,625          19,973          55,535          62,917
   Salaries & benefits                                     0          24,442           1,083          78,330
   ESOP contributions                                      0               0               0               0
   Public listing                                      3,661           3,505          16,664          21,181
   Legal & audit                                     160,117           8,016         174,835          14,689
   Other taxes                                             0               0           1,986           2,634
   Occupancy & other miscellaneous                     3,129           1,058           3,939          10,064
                                                 -----------     -----------     -----------     -----------
               Total Expense                         188,531          56,994         254,041         189,815

Income (loss) before federal income taxes
    (benefit) and equity in undistributed
    net income (loss) of subsidiaries               (180,091)         18,360        (259,241)        (24,159)
Federal income taxes (benefit)                             0               0               0               0
                                                 -----------     -----------     -----------     -----------
Income (loss) before equity in
     undistributed net income of subsidiaries       (180,091)         18,360        (259,241)        (24,159)
Equity in undistributed net income (loss)
     of subsidiaries                                (130,758)       (133,731)       (629,968)         39,960
                                                 -----------     -----------     -----------     -----------
Net Income                                       $  (310,849)      $(115,371)       (889,209)    $    15,801
                                                 ===========     ===========     ===========     ===========

Comprehensive Income                             $    27,573 1      (117,282)        107,443     $    (9,839)
                                                 ===========     ===========     ===========     ===========

Net Income per Common Share
Primary                                          $     (0.16)    $     (0.06)          (0.45)    $      0.01
                                                 ===========     ===========     ===========     ===========

Fully Diluted                                    $        NA              NA              NA            0.01
                                                 ===========     ===========     ===========     ===========



                    UNIVERSITY BANCORP, INC. (The Parent)                    31
                        Condensed Statement of Cash Flows
          For the Nine Month Periods Ended September 30, 1999 and 1998

                                                                             1999             1998
                                                                          ------------     ----------

  Reconciliation of net income (loss) to net cash used in operating activities:
     Net Income (Loss)                                                      $(889,209)      $  15,801
     Loss(gain) on sale of investments                                         16,102         (86,038)
     Net amortization/accretion on securities                                       0               0
     Decrease/(increase) in receivable from affiliate                          (8,409)         21,300
     Decrease/(increase) in Other Assets                                       (3,117)              0
     Increase(Decrease) in interest payable                                     3,396         (47,361)
     Increase(Decrease) in other liabilities                                  (13,246)        (19,179)
     Decrease(Increase) investment in subsidiaries                            432,979         (39,960)
     Decrease(Increase) income tax receivable                                  31,581               0
                                                                            ---------       ---------
       Net cash provided by (used in) operating activities                   (429,923)       (155,437)
                                                                            ---------       ---------

 Cash flow from investing activities:
   Subsidiary dividends received                                                    0               0
   Contributions of capital to subsidiary                                           0               0
   Advances to Michigan BIDCO                                                       0               0
   Purchase of available for sale securities                                        0         (25,845)
   Proceeds from sale of available for sale securities                         75,432         216,927
                                                                            ---------       ---------
       Net cash provided by (used in) investing activities                     75,432         191,082
                                                                            ---------       ---------

 Cash flow from financing activities:
   Principal payment on notes payable                                         (99,000)        (66,000)
   Borrowings under equity conversion notes                                   228,000               0
   Addition to paid-in-capital                                                196,989               0
   Proceeds from sale of common stock                                               0          53,445
   Purchase of treasury stock                                                       0         (37,424)
                                                                            ---------       ---------
       Net cash provided by (used in) financing activities                    325,989         (49,979)
                                                                            ---------       ---------

     Net changes in cash and cash equivalents                                 (28,502)        (14,334)

 Cash and cash equivalents:
   Beginning of year                                                           33,702          41,676
                                                                            ---------       ---------

   End of period                                                            $   5,200       $  27,342
                                                                            =========       =========

Supplemental disclosure of cash flow information:
 Cash paid during the year for:
   Interest                                                                 $  52,139       $  54,318



Item 6. Exhibits and Reports on Form 8-K.

         (a) Exhibits.

                  10.15  Equity Conversion Notes

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

                                             UNIVERSITY BANCORP, INC.

Date:    November 12, 1999                   /s/ Stephen Lange Ranzini
                                             ----------------------------
                                             Stephen Lange Ranzini
                                             President & CEO and
                                             Principal Financial Officer)

          Exhibit Index                           Sequentially
          -------------                           Numbered
                                                  Page
                                                  -------------

10.15     Equity Conversion Notes
27.       Financial Data Schedule