Form 10-K405
period 1999-12-31
UNIVERSITY BANCORP INC /DE/
filed 2000-03-30
CIK 811211

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
               OF 1934 for the fiscal year ended December 31, 1999
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
            For the transition period from __________ to___________

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
         Yes  X     No
            ------     ------
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
         The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the average bid and asked price for the Registrant's Common Stock on March 17, 2000, as reported by NASDAQ, was approximately $917,481.*
         The number of shares outstanding of the Registrant's Common Stock as of March 17, 2000: 2,012,801 shares.

* For purposes of this calculation shares of the Registrant held by directors and officers of the Registrant and officers of its subsidiaries and other affiliates have been excluded.

         Documents Incorporated by Reference: Portions of the registrant's Proxy Statement, to be filed by April 29, 2000 for the 2000 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Report.
                               page 1 of 97 pages
                 Exhibit index on sequentially numbered page 91

PART I.

ITEM 1. - BUSINESS

         OVERVIEW
                               University Bancorp

         We own University Bank, a full service community bank serving Ann Arbor, Michigan and the surrounding area, which also specializes in mortgage loan servicing, and community development lending. Our bank operates from its main office in Ann Arbor. In addition, our bank's mortgage subsidiary has a main office, and a community development subsidiary also has a lending office. As of December 31, 1999 we had total assets of $41.0 million, deposits of $32.1 million and shareholders' equity of $2.0 million.

Products and Services

         We are a full service bank offering a wide range of commercial and personal banking, investment and insurance services. Our services include checking and savings accounts, certificates of deposit, money orders, commercial, mortgage and consumer loans, credit cards, investment services and insurance services.
         Our specialized subsidiaries service mortgage loans for other financial institutions and provide loans to growth companies which do not qualify for traditional bank lending.

Market Area

         Our market area for our community bank includes the cities of Ann Arbor and Ypsilanti and the surrounding area in Washtenaw County, Michigan. This area includes several growing communities and has a stable and diverse economic base. Ann Arbor has a population of approximately 109,000, Ypsilanti has a population of approximately 23,000 and Washtenaw County has a population of approximately 300,000. By far the largest employer in Ann Arbor is the University of Michigan, and other major employers include the automotive supply, book publishing and distribution and pharmaceutical industries, and state and local units of government.
         Our market area for our specialized subsidiaries varies. Our mortgage loan servicing subsidiary provides services to financial institutions nationwide. Our subsidiary which provide loans to growth companies which do not qualify for traditional bank lending operates throughout Michigan.

Management

         Our board of directors and management team represent a wide range of business, community, banking and investment knowledge and experience. Many of our management team have over 10 years of banking experience, and have demonstrated a past track record of ability in attracting and retaining new customer relationships while working for substantially larger organizations. Most of our key management have significant equity or pay incentives tied to performance of the business unit they manage on a daily basis.

Strategy

         Many bank customers are tired of dealing with the large nationwide banks and are looking for something better. At University Bank we offer a qualitatively different experience. We offer:

         * Local Decision-Making
         * Our Customers Receive Personal Service and Attention
         * Competitive Pricing
         * All Financial Services Products Available
         * Low Fees

         We believe that our personal service philosophy enhances our ability to successfully compete in attracting individuals and small businesses. We actively solicit retail customers and compete for deposits by offering customers personal attention, professional service, fair interest rates and low fees. Our experienced staff provides a superior level of personalized service, which enables us to generate competitively priced loans and deposits, and to cross-sell other quality financial services such as investments and insurance.

         We utilize our own computers using software licensed from reliable vendors to provide cost effective services to our customers. Where we do not have the ability to provide cost effective services in-house, we have entered into agreements with third-party service providers to provide products and services using our brand name on the products. Examples of these products are ATMs and credit cards. Sometimes, we sell products to our customers using the brand name of a third-party service provider, when we cannot sell our own product by law. Examples of these products are mutual funds, annuities, and insurance products.

About Us

         We incorporated in Delaware and own University Bank. University Bank was organized as a Michigan Bank in 1908, and sold its operations in northern Michigan in December 1994. In February 1996, we opened for business in Ann Arbor where our bank now has its main office. In addition, our bank's mortgage subsidiary has a main office, and a community development subsidiary also has a lending office. University Bank's deposit accounts are insured by the Federal Deposit Insurance Corporation to the extent permitted by law. Our main offices are located at 959 Maiden Lane in the City of Ann Arbor, Michigan 48105, and our telephone number is (734) 741-5858.

         GENERAL BUSINESS DESCRIPTION

         We are a Delaware corporation which operates as a bank holding company for its wholly-owned subsidiary, University Bank. The Bank is a state chartered community bank. The Bank was chartered by the state of Michigan in 1908 as began business in 1890. The Bank changed its name from "The Newberry State Bank" to its current name in July 1995 to more closely identify the name of the Bank with its current place of business, Ann Arbor. Ann Arbor is a university town, the home of the University of Michigan. The Bank's accounts are insured by the Federal Deposit Insurance Corporation.

         University Bancorp, Inc. is essentially a holding company for the Bank. We invest available cash resources in marketable equity and debt securities and interest bearing deposits. At December 31, 1999 we had cash on deposit of $15,834 and other investments at fair value of $73,630. We changed our name in June 1996 from Newberry Bancorp, Inc., because we wanted to more closely identify our name with the Bank.

         University Bank is headquartered in the town of Ann Arbor, Michigan, which is the largest city in Washtenaw County, just west of the Detroit Metropolitan Statistical Area. On December 5, 1994 we sold the bank's offices, assets and liabilities at its former main office in Newberry, Michigan and its two branch offices in Sault Ste. Marie, Michigan. As a result, during 1995, we relocated the Bank's main office to the former offices of its mortgage operation in Sault Ste. Marie, Michigan. Sault Ste. Marie is the largest city in the eastern Upper Peninsula of Michigan and the county seat of Chippewa County. During 1995 we were primarily engaged in residential mortgage lending and servicing operations, and the investment of deposits and other bank borrowings in various investments, including investment securities issued by government agencies and U.S. Treasury securities. On February 6, 1996, our Bank opened its new Ann Arbor main office. During the fourth quarter of 1997, we closed the Bank's Sault Ste. Marie office and centralized all of our banking operations in Ann Arbor.

         We conduct our banking business from the Bank's headquarters office in Ann Arbor. Our primary market area is defined as the City of Ann Arbor and surrounding areas in greater Washtenaw County.

         Mortgage Banking. In October 1995, we established a new mortgage banking subsidiary of the Bank, Varsity Funding, L.L.C. Varsity Funding specialized in the purchase and origination of impaired credit, or subprime quality, residential mortgages, for sale to non-U.S. government agency-backed mortgage conduits. Varsity Funding's offices were located in Farmington Hills, Michigan, which is located on the northwest side of the Detroit Metropolitan Statistical Area. During early 1997, Varsity Funding also established a retail residential mortgage operation through an office in Farmington Hills, Michigan. The retail division was expanded to include an office in Columbus, Ohio in January 1998. Varsity Funding discontinued its purchase of subprime mortgage loans from correspondents in December 1998, as a result of upheavals in the national secondary market for subprime quality residential mortgages. The remaining retail operations were transferred to Varsity Mortgage at year-end 1998. The Columbus office was closed in early 1999, and in September 1999, the retail division, then called MortgageQuest was sold to another retail mortgage company. As a result of that sale, the Bank received a three year option to buy that firm for a cash payment equal to that firm's shareholders equity as calculated using Generally Accepted Accounting Principles and an additional fixed payment in shares of our common stock.

         In February 1996, we expanded the scope of Varsity Funding's operations by establishing another subsidiary of the Bank, Varsity Mortgage, L.L.C. The Varsity Mortgage mortgage banking operation purchases residential home loans which generally qualify for sale to secondary market investors under the underwriting criteria of the Federal Home Loan Mortgage

Corporation and Federal National Mortgage Association from correspondents in Michigan and in adjacent states. Loans purchased from correspondents or originated internally by the Bank are then either pooled into mortgage-backed securities and the securities are sold to investors or they are sold directly to FHLMC or FNMA or other correspondents. While Varsity Mortgage earned us a total of about $1,400,000 from February 1996 to March 1999, it was unprofitable in 1999. As a result we sold Varsity Mortgage in November 1999 to another bank in a transaction that resulted in no additional gain or loss from the sale.

         We generally sell on a continuous basis the servicing rights to the loans originate for the secondary market, although our mortgage subservicing subsidiary, Midwest Loan Services (see below) does retain servicing rights on the loans it originates. In December 1998, the we sold the bulk of a small portfolio of mortgage servicing rights owned by the Bank.

         We also originate residential loans from the Bank's Ann Arbor office and sell them to secondary mortgage correspondents including Varsity Mortgage. Through the Bank's Sault Ste. Marie mortgage banking office, we previously operated in similar fashion to Varsity Mortgage, by purchasing, from correspondents in Michigan, or by originating, residential home loans which generally qualify for sale to secondary market investors under the underwriting criteria of the FHLMC and FNMA. In November 1996, we discontinued the Bank's wholesale operation in Sault Ste. Marie and transferred all pooling and packaging of residential loans to Varsity Mortgage. The Bank's Ann Arbor office also originates residential mortgage loans which are retained for the Bank's loan portfolio.

         Mortgage Subservicing. In July 1995 we terminated the Bank's mortgage servicing operation in Sault Ste. Marie by outsourcing our servicing operations under a contract with Midwest Loan Services, Inc., of Houghton, Michigan. In December 1995, we acquired 80% of the common stock of Midwest Loan Services and Midwest Loan Services now operates as a 80% owned subsidiary of the Bank. Midwest specializes in subservicing, for the account of credit unions, financial institutions and mortgage brokers, of residential mortgage loans sold to FNMA, FHLMC and other private residential mortgage conduits. We are seeking to sell our shares in Midwest (see "Recent Events", on page 35).

         Michigan BIDCO. In May 1993, we founded a BIDCO, which is a Business and Industrial Development Company, called Michigan BIDCO, Inc. The BIDCO is licensed by the Michigan Financial Institutions Bureau under the State of Michigan BIDCO program. Michigan BIDCO invests in businesses in Michigan with the objective of fostering job growth and economic development. We currently own 80.11% of the BIDCO. We hold 4.84% ourself, and the rest is held by the Bank. Our ownership percentage of the BIDCO could drop to 26.59% if all of the BIDCO's outstanding convertible bonds were converted to common stock. The BIDCO changed its name to Michigan BIDCO, Inc. from Northern Michigan BIDCO, Inc. in late 1995 to reflect its strategic plan of seeking investment opportunities throughout the entire state of Michigan. Originally, the BIDCO limited its investments to the northern half of Michigan.

         Northern Michigan Foundation. In December 1995, the BIDCO donated $225,000 to capitalize Northern Michigan Foundation, and in early 1996, donated an additional $75,000 to the Foundation. The Foundation is an IRS-approved 501c(3) non-profit which is an intermediary lender to rural small businesses under the U.S. Department of Agriculture's Intermediary Relending Program. The Foundation was able to gain the right to borrow a total of up to $2,000,000 from the U.S. RECDS at 1% interest with a 30 year term because the BIDCO donated the $300,000. A portion of the BIDCO's overhead is reimbursed by the Foundation under the terms of a management services contract. The BIDCO is paid a fee which is currently $16,000 per month reflecting reimbursement for expenses incurred in managing the Foundation. The BIDCO and the Foundation share administrative staffs and offices, with the Foundation reimbursing the BIDCO for these management services.

         University Insurance & Investment Services. On December 31, 1996, we established a new insurance and investment sales agency subsidiary of the Bank, called, University Insurance & Investment Services, Inc., based in our Ann Arbor main office. Our insurance agency is licensed by the State of Michigan to sell insurance as agent for licensed insurance companies. The focus of the insurance agency is life and healthcare insurance brokerage, and mutual fund and annuity sales. On December 18, 1998, the agency acquired University Insurance Center, Inc., a fully-licensed but inactive commercial insurance agency. University Insurance Center, Inc. commenced business on February 25, 1999 and is a full service property and casualty insurance agency offering insurance for homes, autos, apartments and businesses.

        EMPLOYEES

         We employed 43 full-time persons at March 17, 2000:

                  Michigan BIDCO                             3
                  Midwest Loan Services                     14
                  University Bank, Ann Arbor                23
                  University Insurance & Investment          3

         PROPERTIES

         In May 1995, we purchased a building in Ann Arbor, Michigan for use as the Bank's main office. Beginning October 1, 1995 we leased a portion of the building to the University of Michigan. Currently 42% of the building is leased for approx. $55,000, adjusted annually for inflation, plus a pro rata share of the building's expenses. The lease is renewable each year.

         In mid-1996, we leased a site which includes a registered historic landmark building in Ann Arbor, at the corner where Washtenaw Avenue and Stadium Boulevard merge. We also loaned a limited liability company, Tuomy, L.L.C. (associated with non-affiliated third-parties), a sum sufficient to acquire the site, and earned a 1/3 L.L.C. membership interest in the L.L.C. as additional consideration for making the loan. We use the historic building as a multiple ATM drive-through location, a BIDCO office and an off-site storage facility.

         We lease an ATM location with an adjacent meeting room in Dexter, Michigan under a three year lease.

         We lease the Bank's former loan office in Sault Ste. Marie to an unrelated third-party. Management has listed the property with a local commercial realtor for sale.

         We lease an office in Farmington Hills, Michigan. About 80% of this space is subleased to the new owner of Varsity Mortgage (see "Recent Events", on page 35), and the Bank is attempting to sublease the balance.

         Midwest Loan Services leases an office in Houghton, Michigan under a year-to-year lease.

         We believe that our office facilities are adequate to support the anticipated level of future expansion of our business.

         The following table sets forth certain information relating to real estate owned and leased at December 31, 1999. We believe that the fair market value of the real estate which we own exceeds its book value. Based upon a recent appraisal and its assessment of current market conditions, we believe the 16-acre site where the former loan office is located has a fair market value substantially more than its carrying cost of $266,079 as of December 31, 1999. This property is carried as "other real estate owned" in our financial statements as of December 31, 1999 since it is surplus to the Bank's requirements.


                                    Year            Owned or
Office Location                    Opened           Leased                Cost
---------------                   --------         ---------              ----
Corporate Office,
Bank Main Office
   959 Maiden Lane
   Ann Arbor, MI 48105              1996             Owned             $762,557

Former Loan Office
   Easterday & I-75
   Sault Ste. Marie, Michigan       1991             Owned             $266,079

Tuomy ATM Drive-through
   Washtenaw & Stadium
   Ann Arbor, Michigan              1996             Leased (1)               -

Dexter ATM & Meeting Room
   Baker Road & Ann Arbor Road
   Dexter, Michigan                 1998             Leased                   -

Varsity Mortgage
   33493 14 Mile Rd., Ste. 80
   Farmington Hills, Michigan       1995             Leased (2)               -

Midwest Loan Services
   616 Sheldon Ave., Ste. 300
   Houghton, Michigan               1991             Leased                   -

(1) We own a 1/3 membership interest in the Limited Liability Company which owns the site.

(2) About 80% of this space is subleased.

         LINES OF BUSINESS

         COMMUNITY BANKING, ANN ARBOR

         We opened our Bank in Ann Arbor on February 6, 1996. Our retail savings products and services include demand deposit and NOW interest-bearing checking accounts, money market deposit accounts, regular savings accounts and term deposit certificates ranging in maturity from three to three hundred months. We also offer self-directed retirement accounts, free access to 24-Hour ATM machines, telephone banking, VISA debit cards and Gold VISA accounts. In the next 60 days we will offer a full internet banking package, including bill payment and business cash management functions. We are also a member of Mastercard, but currently are not offering a Mastercard product. We also offer Canadian Dollar foreign exchange services. From time to time to raise liquidity, we sell CDs through brokers.

         Our community banking operation offers a range of traditional lending products, including commercial small business loans, residential real estate mortgage loans and home equity loans, commercial real estate mortgage loans, consumer installment loans, and land development and construction loans.

         MORTGAGE BANKING

         We became a seller/servicer of Federal Home Loan Mortgage Corporation insured mortgages in late 1991 and began to originate FHLMC mortgages for sale into the secondary market. In late 1994 we became a seller/servicer of Federal National Mortgage Association insured mortgages and began to originate FNMA mortgages for sale into the secondary market. We have been approved as a seller/servicer of Government National Mortgage Association mortgages for many years but only began using our license in 1999 to originate and sell these loans without retaining the servicing rights.

         With the exception of Midwest Loan Services, we are currently selling the servicing right on all mortgages originated.

         Please also refer to the discussion of the mortgage banking business in
ITEM 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, in the section entitled "Non-Interest Income and Non-Interest Expense", under the heading Mortgage Banking for additional information.

         MORTGAGE SUBSERVICING

         Mortgage servicing firms receive monthly payments from loan customers, aggregate and account for these payments, and send the funds to mortgage-backed securities holders, including pension funds and financial institutions. Mortgage servicers also dun delinquent accounts and foreclose loans, if required. Mortgage servicers receive a fixed monthly fee for performing this service. When these services are performed for ourselves, it is called servicing. When these services are performed for others, the activity is called subservicing. Our 80%-owned subsidiary, Midwest Loan Services, specializes in subservicing residential mortgage loans sold to FNMA and FHLMC and other non-agency private conduits for the account of credit unions, other financial institutions and mortgage brokers. Midwest is regulated by FHLMC and FNMA.

         Over the last three years, we sold the Bank's portfolio of mortgage servicing rights to reduce our investment in this class of asset, while selling all newly originated secondary market mortgage loans, servicing released. In the third quarter of 1996, we sold 1/3 of the Bank's portfolio of accumulated servicing rights for a gain of $256,840. In the third quarter of 1997, we sold an additional 1/3 of the accumulated portfolio at cost. In December 1998 we sold the final 1/3 of the portfolio for a loss of $121,224. In June 1999, a final calculation of the early payoffs on the loans sold was calculated and a final amount of $54,531 was charged against income.

         During 1998, growth in loans serviced for third parties was offset by payoffs due to record low interest rates, sales of servicing we owned and the end of an agreement to subservice a portfolio of 900 loans that had been sold by us last year under a one year subservicing agreement, so that the amount of loans serviced by Midwest fell by approximately 19% during the year. Since we have completed the Bank's plan of selling servicing rights, if Midwest Loan Services adds additional subservicing customers in the future, there may be an increase in overall loans serviced. Previously, we were selling servicing from the Bank's portfolio as Midwest gained additional customers. At year-end 1998, 4,029 were serviced by Midwest Loan Services including 916 loans that were serviced for the Bank or Midwest Loan Services' own account.

         As of December 31, 1999, Midwest Loan Services serviced a total of 4,928 loans, an increase of 22% from the amount at December 31, 1998. Of the total 661 loans were serviced for our own account. The loans subserviced increased 37%, from 3,113 to 4,267. A total of 2,250 additional loans from three financial institutions are currently under contract to be transferred, but there is no assurance as to when or if they will actually be subserviced by Midwest.

         INVESTMENT SECURITIES

         We maintain surplus available funds in investments consisting of short-term money market instruments, U.S. government bonds, U.S. federal agency obligations, mortgage-backed securities backed by federal agency obligations and obligations of local units of government. Our investments are managed by our President, subject to the review and approval of the board of directors of each firm. Our securities portfolio provides a source of liquidity to meet operating needs. At December 31, 1999, our investments had a net unrealized loss of approximately $584,897 versus a net unrealized loss of approximately $183,122 at December 31, 1998 and $18,880 at December 31, 1997.

         The following table discloses certain information regarding securities we hold, the amortized cost of which exceeded more than 10% of stockholders' equity as of December 31, 1999:


                                               Final    Market          Amortized
Issuer                     Coupon   Yield   Maturity     Value               Cost
------                     ------   -----   --------     -----         ----------
FHLBI equity (1)           VAR      8.00%    None       848,400           848,400
FNMA CMO93-205H (2)        PO       4.15%    9/25/23  1,368,029         1,735,960
US Treasury Strip          PO       5.33%    2/15/27    342,000           480,036
FHLMC Note (3)             6.60%    6.89%    4/20/09    461,000           490,195
Toll Road Invest (4)       0%       6.91%    2/15/10    453,120           503,240

-----------------------

(1) The rate varies quarterly. The Bank is required to maintain the investment in Federal Home Loan Bank of Indianapolis common stock in an amount related to the Bank's single family mortgage related assets and FHLBI advances. Shares can be redeemed or sold at par value to the FHLBI as required from time to time.
(2)  This Principal Only strip has an expected average life of ten years.
(3)  The note can be called at par on 4/20/2000.
(4)  The bond is guaranteed by MBIA, which is rated AAA.

         MICHIGAN BIDCO

         Michigan BIDCO, Inc., which was founded in May 1993, is licensed by the Michigan Financial Institutions Bureau under the State of Michigan BIDCO Act. We own 80.11% of the BIDCO. The BIDCO has $1,123,000 in convertible bonds outstanding. We bought our 298 shares of the BIDCO for a total of $307,000 in 1993. In March 1999, the BIDCO repurchased 281 shares of its common stock and some of its outstanding convertible bonds at a premium to book value of $283,303, reducing shareholders' equity by that amount. The BIDCO had shareholders' equity of $1,519,547 at December 31, 1999.

         At the time of establishment, the BIDCO received $3,000,000 in financing from the Michigan Strategic Fund. This investment was made in the form of a ten year loan which carries concessionary terms allowing it to be converted to a grant over time under certain circumstances. The BIDCO earns grants applied against the $3,000,000 Michigan Strategic Fund financing if there is growth in the sales and jobs of the businesses the BIDCO invests in. At the time of establishment, Michigan BIDCO sold in installments $3,000,000 in 9% Senior Convertible Bonds to match the State of Michigan's commitment. A total of $1,850,000 of these bonds were repurchased by the BIDCO in April 1999, and we converted $27,000 of our bonds into common stock at March 31, 1999 (see "Recent Events", on page 35).

         The financial statements of the BIDCO are presented using the investment company method, and, accordingly, the BIDCO's Investments in stocks, stock warrants, limited liability companies and loans are reported at fair value. BIDCO typically invests in companies for which current market quotations are not readily available; therefore we estimate the fair value of BIDCO Investments on a quarterly basis and the board of directors approves the fair value estimates. In deriving its estimates, we review the financial condition and operating performance of the investee companies, as well as performance of the company with its contractual arrangements with BIDCO. We then estimate the fair value of BIDCO Investments by the use of operating cash flow multiples applicable to a company's industry, discounted cash flow analyses, and other valuation techniques. We believe the procedures used and assumptions made are reasonable in the circumstances; however, the fair value estimates may differ significantly from the values that would have been used had current market quotations been available.

         Our profit from our investment in the BIDCO was ($55,499), $128,219 and $546,155 of income (loss) for the years ended December 31, 1997, 1998, and 1999 respectively. Our profit from our investment in the BIDCO during 1999 included a charge of $13,427 from the BIDCO's acquisition of shares and convertible bonds from its minority shareholders, and our paid in capital increased by an additional amount of $196,989 as a result of the buy-out of those minority shareholders of Michigan BIDCO on March 31, 1999 at a discount to current book value.

         Michigan BIDCO invests in businesses in Michigan with the objective of fostering job growth and economic development. The BIDCO has, by general policy of its board of directors, a loan to one borrower limit of $500,000. In order to be able to make investments larger than this lending limit, Michigan BIDCO will leverage its investment with loan guarantees from government agencies, the guaranteed portion of which is sold in the form of a participation, or if a government agency loan guarantee is unavailable, a participation may be sold to one or more investors, including BIDCO management, bondholders and directors. As of December 31, 1999, the BIDCO had made twenty-eight investments, amounting to a total of $13,463,600 at original cost. At December 31, 1999, Michigan BIDCO had total assets of $3,228,442.

         Initially Michigan BIDCO made its investments in the form of both loans and direct equity investments. Since 1996 the BIDCO has made no new direct equity investments, but has focused on loans with warrants or participation rights in the companies in which it invests. As a matter of policy, our Bank restricts itself from investing or lending to a business that the BIDCO finances, and related parties which co-invest with the BIDCO must do so on a basis equal to or less favorable than the BIDCO. As of December 31, 1999, investments, at original investment cost, have been made in the following types of businesses:



         Michigan BIDCO, investments:
                                            Total             Equity
         Industry                           Investment        Participation?

         ABC-TV affiliate                   $ 1,472,000        repurchased
         Adult foster care                       40,000                 no
         Bridal shop                             64,000                 no
         Cable TV                               545,000        repurchased
         Children's clothing manufacturer       200,000        repurchased
         Commercial laundry                     180,000                 no
         Environmental engineering              100,000        repurchased
         Fishing supplies                        50,000                 no
         Home health care                        20,000                 no
         Hunting supplies                       100,000                 no
         Industrial supply                       85,000                 no
         Limited service hotels                 738,600                yes
         Manufacturing                          200,000                 no
         Manufacturing                          200,000                 no
         Manufacturing                          200,000                 no
         Metal manufacturing                     80,000                 no
         Paper converting                     2,762,000                yes
         Plastic injection molding            2,000,000        repurchased
         Plastic mold manufacturing              25,000                 no
         Railcar parts manufacturing            125,000                 no
         Railroad boxcar leasing              1,500,000                 no
         Railroad                                50,000                 no
         Recreational services                  160,000                 no
         Recycled paper pulp mill               780,000                yes
         Residential mortgage subservicing      450,000        repurchased
         Secured credit card issuer             540,000                 no
         Tissue paper mill                      700,000        repurchased
         Truck maintenance                       70,000                 no
                                            -----------
         Total                              $13,463,600
                                            ===========

         Please refer to the discussion of the BIDCO's investments and operations in Item 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, in the section entitled "Non-Interest Income and Non-Interest Expense", under the heading Michigan BIDCO for additional information.

         COMPETITION

         COMMUNITY BANKING, ANN ARBOR

         Our attraction and retention of deposits depend on the Bank's ability to provide investment opportunities that satisfy the requirements of investors with respect to rate of return, liquidity, risk and other factors. We compete for these deposits by offering personal service and attention, fair and competitive rates, low fees, and a variety of savings programs including tax-deferred retirement programs.

         We compete for loan originations primarily through the quality of services we provide to the Bank's loan customers, competitive interest rates and reasonable loan fees, rapid and local decision-making and the range of services we offer. Our competition in originating loans comes principally from other commercial banks, credit unions, insurance companies, mortgage banking companies and savings and loans.

        The following table shows market share of deposits for Washtenaw County by financial institution for June 1999, June 1998 and June 1997, from the FDIC's 1999 annual branch deposit survey and NCUA FOIA data:

         WASHTENAW COUNTY FINANCIAL INSTITUTION DEPOSITS:


                                             1999              1998              1997

Great Lakes Bancorp                         17.8%             16.2%             18.9%
National City Bank                          12.8%             14.4%             15.6%
Bank One                                    11.1%              9.5%             10.2%
Comerica Bank                               10.7%              9.8%             10.1%
Key Bank                                     7.3%              7.1%              7.4%
Ann Arbor Commerce Bank                      4.5%              3.6%              3.0%
Standard Federal FSB                         4.2%              4.1%              4.8%
Flagstar Bank FSB                            4.0%              1.9%              1.4%
University of Michigan CU                    3.5%              2.9%              3.0%
Chelsea State Bank                           3.3%              3.1%              3.3%
Citizens Bank                                3.2%              3.3%              3.6%
Huron River Area CU                          3.0%              2.5%              2.7%
Bank of Ann Arbor                            2.8%              2.2%              1.2%
Michigan Natl Bank                           2.5%              2.3%              2.5%
Republic Bank                                2.3%             11.1%              5.9%
Midwest Financial CU                         2.0%              1.7%              1.9%
Automotive FCU                               1.4%              1.2%              1.3%
University Bank                              0.9%              1.0%              1.1%
United Bank & Trust                          0.9%              0.0%              0.0%
Charter One FSB                              0.7%              0.6%              0.7%
5 Credit Unions, 2 Banks                     1.2%              1.4%              1.3%
Total Deposits (billions)                  $3.865            $4.060           $ 3.604

        Total deposits in the county decreased 4.8% from June 1998 to June 1999 as a result of the transfer of Republic Bank's headquarters deposits from Ann Arbor to Lansing. Total deposits in the county increased 7.2% from June 1997 to June 1999 and 10.3% from June 1996 to June 1999. Total deposits in the county increased 12.7% from June 1997 to June 1998, however, this increase also was distorted by the relocation of Republic Bank's headquarter deposits from Okemos to Ann Arbor. In attracting deposits, our primary competitors for deposits are mutual funds, other commercial banks, credit unions, savings and loans and insurance companies.

         Our main office is adjacent to the University of Michigan Hospital Complex. The Complex employs a total of 7,800 persons. In mid-February 1999, the nearest competitor to the Bank's main office, a National City Bank branch, was permanently closed. The other major competitor in the local deposit market is Midwest Financial Credit Union, formerly known as Hospital & Health Services Credit Union. Our main office was formerly the headquarters of this credit union, which moved its office to a new office building three miles from the Medical Center Complex.

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

         MORTGAGE BANKING

         Origination. We originate internally or via other financial institutions residential home loans which generally qualify for sale to secondary market investors under the underwriting criteria of the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association and the Government National Mortgage Association. Loans purchased or originated internally are either sold directly to FHLMC, FNMA or GNMA, or are pooled into mortgage-backed securities and the securities are sold to investors in the secondary market. We also keep some residential mortgages for our loan portfolio as an investment.

         Our retail mortgage origination operations encounter competition for the origination of residential real estate loans primarily from savings institutions, commercial banks, insurance companies and other mortgage banking firms. Many of these firms have a well established customer and/or borrower client base. Some competitors, primarily savings institutions, insurance companies and commercial banks, have the ability to create unique loan products from time to time because they are able to close the loans for their own portfolio rather than sell into the secondary market. Our ability to hold mortgage loans for our portfolio helps us to compete more effectively. Most loans sold into the secondary market, however, go to the same sources, those being Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and Government National Mortgage Association guaranteed securities. Most lenders have access to these secondary market sources; therefore, competition often becomes more a matter of service and pricing than that of product. As a mortgage loan originator and a purchaser of mortgage loans through correspondents, we must be able to compete with respect to the types of loan products offered by competitors to borrowers and correspondents, including the price of the loan in terms of origination fees or fee premium or discount, loan processing costs, interest rates, and the service provided by our staff. An important element in our ability to compete is master purchase agreements negotiated periodically with FNMA and FHLMC with low and competitive loan guarantee fees, a wide variety of mortgage programs, and a variety of flexible underwriting criteria. Our ability to secure these master purchase agreements is dependent upon the performance from a quality perspective of loans previously sold to the agencies.

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

         We also originate residential loans to be held in portfolio, and management believes that this product together with the product offerings which FHLMC, FNMA and GNMA have are sufficient for our competitive needs. Although we are currently licensed as a HUD Title 1 and Multifamily seller/servicer, we have no plans at this time to expand our utilization of HUD or GNMA programs. We also are correspondents for several impaired credit conduits and sell this type of residential mortgage on a non-recourse, servicing released basis.

         Mortgage Subservicing and Servicing. Servicing competition is somewhat less intense than the loan origination aspect of mortgage banking. Due to net worth and management requirements, many mortgage origination companies do not have the capacity to service loans. Falling interest rates present competitive challenges for the mortgage servicing operation in that mortgagors are more likely to refinance existing mortgages. The quality of service and the ability of the origination operation to compete on price and service is important in retaining these customers by refinancing them internally, rather than losing the refinancing transaction to a competitor. Increased refinancing activity as a result of falling interest rates should decrease profitability of mortgage servicing by increasing amortization charges on purchased mortgage servicing rights.

         In the subservicing business, Midwest Loan Services competes primarily with about 30 firms nationwide, including specialized subservicing units of mortgage banking companies, and specialized firms owned by banks and savings and loans. Most of these companies have substantially larger financial resources than Midwest Loan Services, and some of them are located in rural areas with low prevailing wages.

         Midwest Loan Services is located in Houghton, Michigan in the western Upper Peninsula of Michigan. Personnel and occupancy costs are the largest costs in a mortgage servicing operation, and the prevailing wages and occupancy costs in the Upper Peninsula of Michigan are generally lower than the national average. As a result, we believe that Midwest Loan Services' mortgage servicing operation has a competitive advantage. We are in negotiations to sell our shares in Midwest. See "Recent Events", on page 35.

         MICHIGAN BIDCO AND NORTHERN MICHIGAN FOUNDATION

         Michigan BIDCO seeks to invest in businesses located in Michigan. The BIDCO's objective is to seek profit while fostering job growth and economic development in its market area. BIDCO competes with other specialized lenders and wealthy investors who make risk-oriented investments in businesses located in Michigan. The BIDCO assumes more credit risk in a typical investment than commercial banks generally are willing to assume when they make loans. The BIDCO does not make an investment in a company unless it can be shown that the funds are not available from a traditional bank lender; therefore, the BIDCO does not compete with banks. There is only one other BIDCO in Northern Michigan and there are six active BIDCOs in Lower Michigan and of which invest throughout Michigan.

         The BIDCO's staff manages under a management contract a 501(c)3 IRS-qualified non-profit relending company, Northern Michigan Foundation, which has received the right to borrow $2,000,000 at 1% interest for 30-years from the U.S. Department of Agriculture (USDA) Intermediate Relending Program. The Foundation is one of three non-profit, privately-run, USDA Intermediate Relending Programs located in Northern Michigan. Each of these community development loan funds covers six counties as its primary market area. Generally, the Foundation competes with other specialized non-bank lenders and wealthy investors who make risk-oriented investments in businesses located in northern Michigan.

         Since year-end 1996, the BIDCO has pursued a strategy of liquidating its existing investment portfolio to raise cash for two purposes: the buyout of some of the original minority investors in the BIDCO, and options in expanding its funds under management through other government agency economic development programs:

         - formation of a Small Business Investment Company
         - expansion of the Foundation's funds under management

The BIDCO completed its planned buyout of the minority investors in March and April 1999. The BIDCO continues to evaluate the feasibility of expanding its funds under management via the two government sponsored lending programs.

         REGULATION

         We are extensively regulated under federal law and state laws. Federal and state laws and regulations generally applicable to financial institutions and their holding companies regulate, among other things:

         - the scope of business;
         - investments;
         - reserves against deposits;
         - capital levels relative to operations;
         - lending activities and practices;
         - the nature and amount of collateral for loans;
         - the establishment of branches;
         - mergers, acquisitions and consolidations;
         - dividends;
         - internal controls

These laws and regulations are primarily intended to protect depositors and the deposit insurance fund of the Federal Deposit Insurance Corporation, not us or our shareholders. The following is a summary of certain statutes and regulations affecting us. The following information is qualified in its entirety by reference to the particular statutory and regulatory provisions.

         Any change in applicable laws, regulations or regulatory policies of various governmental regulatory authorities may have a material effect on our business, operations and prospects. Those authorities include, but are not limited to, the Board of Governors of the Federal Reserve System, the FDIC, the Commissioner of the Michigan Financial Institutions Bureau, the

Internal Revenue Service, and state taxing authorities. We are unable to predict the nature or extent of the effects that fiscal or monetary policies, economic controls or new federal or state legislation may have on our future business and earnings.

UNIVERSITY BANCORP, INC.

         General. We are a bank holding company registered under the Federal Bank Holding Company Act of 1956. The Federal Reserve Bank of Chicago is our primary regulator. We are also subject to regulation, supervision and examination by the Federal Reserve. We are required to file semi-annual reports with the Federal Reserve and other information as required under the rules of the Board of Governors of the Federal Reserve System. Additionally, the Federal Reserve Board possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

         Acquisitions. We are generally prohibited from engaging in a nonbanking activity because we are a bank holding company. We cannot acquire more than 5% of the shares of a company engaged in nonbanking activities. We can only acquire direct or indirect control of more than 5% of the voting shares of a company engaged in a banking related activity with the prior approval by the Federal Reserve Board to acquire these shares or by regulatory exemption. The Federal Reserve Board has identified specific banking related activities in which a bank holding company may engage with notice to the Federal Reserve. The Federal Reserve considers managerial, capital, and other financial factors, including the impact on local competition of any proposal and past performance under the Community Reinvestment Act in acting on acquisition or merger application.

         Effective September 29, 1995, bank holding companies may acquire banks located in any state in the United States without regard to geographic restrictions or reciprocity requirements imposed by state law, but subject to certain conditions, including limitations on the aggregate amount of deposits that may be held by the acquiring company and all of its insured depository institution affiliates.

         Commitments. In connection with obtaining the consent of the Federal Reserve to a 1989 merger transaction when we gained our listing on the NASDAQ Small-Cap Market, we made certain commitments to the Federal Reserve. We agreed that our Employee Stock Ownership Plan would not purchase more than 10% of the common stock or 5% of any other class of our voting shares, without the prior approval of the Federal Reserve. We also agreed not to incur additional debt or to have the Bank pay dividends to us without the prior approval of the Federal Reserve.

         Capital Requirements. The Federal Reserve Board imposes certain capital requirements on us under the Federal Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of "qualifying" capital to risk-weighted assets. These requirements are described below under "Capital Regulations". The Federal Reserve uses capital adequacy guidelines in its examination and regulation of bank holding companies. If capital falls below minimum guidelines, a bank holding company may, among other things, be denied approval to acquire or establish additional banks or non-bank businesses. The "prompt corrective action" provisions of federal law and regulation authorizes the Federal Reserve to restrict the payment of dividends to us from an insured bank which fails to meet specified capital levels.

         Source of Strength. In accordance with Federal Reserve Board policy, we are expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which we might not otherwise do so. Under the Federal Bank Holding Company Act, the Federal Reserve may require a bank holding company to terminate any activity or relinquish control of a bank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition. In addition, if the Commissioner deems our Bank's capital to be impaired, the Commissioner may require the Bank to restore its capital by a special assessment upon us as University Bank's sole shareholder. If we were to fail to pay any assessment, the directors of the Bank would be required, under Michigan law, to sell the shares of the Bank's stock owned by us to the highest bidder at either a public or private auction and use the proceeds of the sale to restore the Bank's capital.

         Recent Regulatory Developments. Effective March 11, 2000, bank holding companies may apply to become Financial Holding Companies. Financial Holding Companies may engage in a wider range of nonbanking activities than Bank Holding Companies, including greater authority to engage in securities and insurance activities. The expanded powers are available to a bank holding company only if the bank holding company and its bank subsidiaries remain well-capitalized and well-managed. The new law also imposes various restrictions on transactions between the depository institution subsidiaries of bank holding companies and their non-bank affiliates. These restrictions are intended to protect the depository institutions from the risks of the new nonbanking activities permitted to affiliates.

UNIVERSITY BANK

         Primary Regulators. University Bank is a Michigan banking corporation and its deposit accounts are insured by the Bank Insurance Fund (the "BIF") of the FDIC. As a Michigan-chartered commercial bank, University Bank is subject to the examination, supervision, reporting and enforcement requirements of the Commissioner, as the chartering authority for Michigan banks, and the FDIC, as administrator of the BIF. These agencies and the federal and state laws applicable to the Bank and its operations, extensively regulate various aspects of the banking business including, among other things, permissible types and amounts of loans, investments and other activities, capital adequacy, branching, interest rates on loans and on deposits, the maintenance of non-interest bearing reserves on deposit accounts, and the safety and soundness of banking practices. As an insured bank, University Bank is also required to file quarterly reports and other information as required with the FDIC.

         All subsidiaries of University Bank including Midwest Loan Services and University Insurance & Investment Services are all also subject to all regulations applicable to University Bank itself, including regular on-site examination by both the FIB and the FDIC.

     Other Regulators. As a FHLMC, FNMA, and HUD Title 1 and Title 2 and HUD multifamily seller/servicer, University Bank's mortgage banking operation, and its mortgage operation subsidiaries, including Midwest Loan Services and Varsity Mortgage are subject to regulation and regular on-site examination by FHLMC, FNMA and HUD. In addition, University Insurance & Investment Services are also subject to examination by the State of Michigan's Financial Institutions Bureau, Insurance Division, the National Association of Securities Dealers, and the Securities & Exchange Commission.

     Other Regulations. University Bank and its subsidiaries are also subject to various regulations including:
      *    the Community Reinvestment Act;
      *    federal Truth-in-Lending Act;
      *    the Home Mortgage Disclosure Act of 1975;
      *    the Equal Credit Opportunity Act;
      *    the Fair Credit Reporting Act of 1978;
      *    the Fair Debt Collection Act;
      *    the federal Right to Privacy Act;
      *    the Real Estate Settlement Procedures Act;
      *    the Bank Secrecy Act;
      *    the Electronic Funds Transfer Act;
      *    all Federal Reserve regulations;
      *    state usury laws; and
      *    certain federal laws concerning interest rates.
Also, University Bank may not engage in any activity not authorized by the Michigan Banking Code unless it is authorized by the Commissioner of the FIB as being closely related to banking.

     Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums, based upon their respective levels of capital and results of supervisory evaluation.

     Banks classified as well-capitalized, as defined by the FDIC, and considered healthy pay the lowest premium while institutions that are less than adequately capitalized, as defined by the FDIC, and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

     The Federal Deposit Insurance Act ("FDIA") requires the FDIC to establish assessment rates at levels which will maintain the Deposit Insurance Fund at a mandated reserve ratio of not less than 1.25% of estimated insured deposits. Accordingly, the FDIC established the schedule of BIF insurance assessments for the first semi-annual assessment period of 1999, ranging from 0% of deposits for institutions in the lowest risk category to .27% of deposits for institutions in the highest risk category.

     The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution or its directors have engaged or are engaging in unsafe or unsound practices, or have violated any applicable law, regulation, order, or any condition imposed in writing by, or written agreement with, the FDIC, or if the institution is in an unsafe or unsound condition to continue operations. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital.

     Commissioner Assessments. Michigan banks are required to pay supervisory fees to the Commissioner to fund the operations of the Commissioner. The amount of supervisory fees paid by a bank is based upon the bank's total assets, as reported to the Commissioner.

     FICO Assessments. Pursuant to federal legislation enacted September 30, 1996, University Bank, as a member of the BIF, is subject to assessments to cover the payments on outstanding obligations of the Financing Corporation
(FICO). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the predecessor to the FDIC's Savings Association Insurance Fund (SAIF) which insures the deposits of thrift institutions. Between January 1, 2000 and the maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a pro rata basis. It is estimated that FICO assessments during this period will be less than 0.025% of deposits.

     Capital Regulations. The FDIC has established the following minimum capital standards for state-chartered, FDIC-insured non-member banks, like University
Bank:

         * a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with minimum requirements of 4% to 5% for all others;
         * and a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital.

Tier 1 capital consists principally of shareholders' equity. These capital requirements are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, FDIC regulations provide that higher capital may be required to take adequate account of, among other things, interest rate risk and the risks posed by concentrations of credit, nontraditional activities or securities trading activities.

     Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock, including additional voting stock, or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution.

     In general, a depository institution may be reclassified to a lower category than is indicated by its capital levels if the appropriate federal depository institution regulatory agency determines the institution to be otherwise in an unsafe or unsound condition or to be engaged in an unsafe or unsound practice. This could include a failure by the institution, following receipt of a less-than-satisfactory rating on its most recent examination report, to correct the deficiency.

     The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." An institution is critically undercapitalized if it has a tangible equity to total assets ratio that is equal to or less than 2%. An institution is well capitalized if it has a total risk-based capital ratio of 10% or greater, core risk-based capital of 6% or greater, and a leverage ratio of 5% or greater, and the institution is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. An institution is adequately capitalized if it has a total risk-based capital ratio of not less than 8%, a core risk-based capital of not less than 4%, and a leverage ratio of not less than 4%. Under these regulations, as of December 31, 1998 and December 31, 1999 University Bank was well capitalized.

     These capital guidelines can affect us in several ways. Our capital levels are currently adequate. However, rapid growth, poor loan portfolio performance, or poor earnings performance, or a combination of these factors, could change our capital position in a relatively short period of time, making an additional capital infusion necessary. In general, if the FDIC's assessment of a Bank's financial and managerial strength changes negatively, the Bank's cost of FDIC insurance will rise in subsequent semi-annual periods. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

     Dividends. Under Michigan law, the Bank is restricted as to the maximum amount of dividends it may pay on its common stock. The Bank may not pay dividends except out of net profits after deducting its losses and bad debts. The Bank may not declare or pay a dividend unless the bank will have a surplus amounting to at least 20% of its capital after the payment of the dividend. If the Bank has a surplus less than the amount of its capital, it may not declare or pay any dividend until an amount equal to at least 10% of net profits for the preceding one-half year (in the case of quarterly or semi-annual dividends) or full-year (in the case of annual dividends) has been transferred to surplus. The Bank may not declare or pay any dividend until the cumulative dividends on preferred stock, should any preferred stock be issued and outstanding, have been paid in full. The Bank's articles of incorporation do not authorize the issuance of preferred stock and there are no current plans to seek this authorization.

     Federal law generally prohibits the Bank from making any capital distribution, including payment of a dividend, or paying any management fee to us if the Bank would thereafter be undercapitalized. The FDIC may prevent the Bank from paying dividends if the Bank is in default of payment of any assessment due to the FDIC. In addition, the FDIC may prohibit the payment of dividends by the Bank, if a payment is determined, by reason of the financial condition of the Bank, to be an unsafe and unsound banking practice.

     Insider Transactions. The Bank is subject to certain restrictions imposed by the Federal Reserve Act including:
     *    any extensions of credit to us;
     *    investments in our stock or other securities;
     *    the acceptance of our stock as collateral for loans.
Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to our directors and officers, to our principal shareholders, and to "related interests" of the directors, officers and principal shareholders. In addition, federal law and regulations may affect the terms upon which any person becoming one of our directors or officers or one of our principal shareholders may obtain credit from banks with which the Bank maintains a correspondent relationship.

     Safety and Soundness Standards. The federal banking agencies have adopted guidelines to promote the safety and soundness of federally insured depository institutions. These guidelines establish standards for:
     *    internal controls;
     *    information systems;
     *    internal audit systems;
     *    loan documentation;
     *    credit underwriting;
     *    interest rate exposure;
     *    asset growth;
     *    compensation;
     *    fees and benefits;
     *    asset quality; and
     *    earnings.
In general, the guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. The preamble to the guidelines states that the agencies expect to require a compliance plan from an institution whose failure to meet one or more of the standards is of the severity that it could threaten the safe and sound operation of the institution. Failure to submit an acceptable compliance plan, or failure to adhere to a compliance plan that has been accepted by the appropriate regulator, would constitute grounds for further enforcement action.

     State Bank Activities. Under federal law and FDIC regulations, FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law, as implemented by FDIC regulations, also prohibits FDIC-insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank or its subsidiary, respectively, unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member. Impermissible investments and activities must be divested or discontinued within certain time frames set by the FDIC in accordance with federal law.

     Consumer Protection Laws. The Bank's business includes making a variety of types of loans to individuals. In making these loans, the Bank is subject to State usury and regulatory laws and to various federal statutes, including:
     *    the Equal Credit Opportunity Act;
     *    the Fair Credit Reporting Act;
     *    the Truth in Lending Act;
     *    the Real Estate Settlement Procedures Act; and
     *    the Home Mortgage Disclosure Act,
and the regulations flowing from these laws which prohibit discrimination, specify disclosures to be made to borrowers regarding credit and settlement costs, and regulate the mortgage loan servicing activities of the Bank, including the maintenance and operation of escrow accounts and the transfer of mortgage loan servicing. In receiving deposits, the Bank is subject to extensive regulation under State and federal law and regulations, including:
     *    the Truth in Savings Act;
     *    the Expedited Funds Availability Act;
     *    the Bank Secrecy Act;
     *    the Electronic Funds Transfer Act; and
     *    the Federal Deposit Insurance Act.
Violation of these laws could result in the imposition of significant damages and fines upon the Bank and its directors and officers.

     Real Estate Lending Regulations. The federal regulators have adopted uniform standards for appraisals of loans secured by real estate or made to finance improvements to real estate. Banks are required to establish and maintain written internal real estate lending policies consistent with safe and sound banking practises and appropriate to the size of the institution and the nature and scope of its operations. The regulations establish loan to value ratio limitations on real estate loans, which generally are equal to or less than the loan to value limitations established under University Bank's lending policies.

     Branching Authority. Michigan banks, including the Bank, have the authority under Michigan law to establish branches anywhere in the State of Michigan, subject to receipt of all required regulatory approvals, including the approval of the Commissioner and the FDIC.

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 allows banks to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. The establishment of de novo interstate branches or the acquisition of individual branches of a bank in another state, rather than the acquisition of an out-of-state bank in its entirety, is allowed only if specifically authorized by state law.

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 allowed individual states to "opt-out" of interstate branching authority by enacting appropriate legislation prior to June 1, 1997. Michigan did not opt out, and now permits both U.S. and non-U.S. banks to establish branch offices in Michigan. The Michigan Banking Code permits, in appropriate circumstances and with the approval of the Commissioner:
     * the acquisition of all or substantially all of the assets of a Michigan-chartered bank by an FDIC-insured bank, savings bank, or savings and loan association located in another state;
     * the acquisition by a Michigan-chartered bank of all or substantially all of the assets of an FDIC-insured bank, savings bank or savings and loan association located in another state;
     * the consolidation of one or more Michigan-chartered banks and FDIC-insured banks, savings banks or savings and loan associations located in other states having laws permitting this consolidation, with the resulting organization chartered by Michigan;
     * the establishment by a foreign bank, which has not previously designated any other state as its home state under the International Banking Act of 1978, of branches located in Michigan
     * the establishment or acquisition of branches in Michigan by FDIC-insured banks located in other states, the District of Columbia or U.S. territories or protectorates having laws permitting Michigan-chartered banks to establish branches in these jurisdictions.

Further, the Michigan Banking Code permits, upon written notice to the
Commissioner:

     * the acquisition by a Michigan-chartered bank of one or more branches, not comprising all or substantially all of the assets, of an FDIC-insured bank, savings bank or savings and loan association located in another state, the District of Columbia, or a U.S. territory or protectorate;
     * the establishment by Michigan-chartered banks of branches located in other states, the District of Columbia, or U.S. territories or protectorates; and
     * the consolidation of one or more Michigan-chartered banks and FDIC-insured banks, savings banks or savings and loan associations located in other states, with the resulting organization chartered by one of the other states.

MICHIGAN BIDCO

     Michigan BIDCO is regulated and supervised by the Michigan Department of Commerce, Financial Institutions Bureau, Bank & Trust Division. The BIDCO is examined annually by the Bank & Trust Division, and is required to make annual filings of financial statements and to maintain a license from the Bureau. Licensing under the terms of the Michigan BIDCO Act conveys certain exemptions upon the BIDCO under Michigan law, which are beneficial to the operations and investment flexibility of the BIDCO. Most importantly, the BIDCO is partially exempt from the state's usury law. As a result, the BIDCO can lend money to a firm and take equity participation in the firm it lends to, with the result that the BIDCO's overall combined yield on the investment and loan can exceed the state's usury limit. The amount of the BIDCO's return from the equity participation or contingent payments is excluded from the calculation to determine compliance with the state's usury limits.

CERTAIN FINANCIAL INFORMATION
for the years ended December 31, 1999, 1998 and 1997 (in $000s)(1)(2):

Revenues:                                        1999         1998         1997
         Banking
                  Mortgage banking                139          809          882
                  Retail banking                2,899        2,365        3,467
                  Midwest Loan Services           901          958          713
                  Varsity (2)                   2,292        5,674        4,802
         Merchant Banking (3)                   1,091
         Corporate Office                           6          179           61
                                              -------      -------      -------
         Total                                  7,328        9,985        9,925
         Michigan BIDCO (1)                     1,333          991          624
Expenses:
         Banking
                  Mortgage banking                457          974          759
                  Retail banking                3,478        3,148        4,954
                  Midwest Loan Services           901          943          808
                  Varsity (2)                   2,484        5,073        4,539
         Merchant Banking (3)                     545
         Corporate Office                         346          243          276
                                              -------      -------      -------
         Total                                  8,211       10,381       11,336
         Michigan BIDCO (1)                       619          634          864
Pre-tax income:
         Banking
                  Mortgage banking               (318)        (165)         123
                  Retail banking                 (579)        (783)      (1,487)
                  Midwest Loan Services          --             15          (95)
                  Varsity (2)                    (192)         601          263
         Merchant Banking (3)                     546
         Corporate Office                        (340)         (64)        (215)
                                              -------      -------      -------
         Total                                   (883)        (396)      (1,411)
         Michigan BIDCO (1)(3)                    714          357          (55)
Assets, at Dec. 31, 1999, 1998 and 1997:
         Banking
                  Retail banking &
                    Mortgage banking           35,496       40,704       39,084
                  Midwest Loan Services         1,596        1,387        1,340
                  Varsity                        --         12,242       15,902
         Merchant Banking (3)                   3,262
         Corporate Office                         116          203        1,203
                                              -------      -------      -------
         Total                                 40,470       54,536       57,529
         Michigan BIDCO (3)                      --          5,327        5,684


[table and footnotes continued on following page]

Liabilities and Stockholders' Equity,
at Dec. 31, 1999, 1998 and 1997 (in thousands):

         Banking                                                  1999         1998         1997
                  Retail banking
                    & Mortgage banking                          37,136       41,375       39,929
                  Midwest Loan Services                            579          363          334
                  Varsity                                         --         11,942       15,502
         Merchant Banking (3)                                    1,743
         Corporate Office                                        1,012          855        1,764
                                                                ------       ------       ------

         Total                                                  40,470       54,536       57,529
         Michigan BIDCO (3)                                       --          5,327        5,684

Intersegment Information, at Dec. 31, 1998, 1997 and 1996:
         Assets:
                  Retail banking
                   & Mortgage banking                           (1,640)        (672)        (845)
                  Midwest Loan Services                          1,017        1,024        1,006
                  Varsity                                         --            300          400
         Merchant Banking (3)                                    1,519
         Corporate Office                                         (896)        (652)        (561)
         Michigan BIDCO (3)                                       --           --           --

Notes to Certain Financial Information Table for the years ended December 31, 1999, 1998 and 1997 (in thousands)

(1) Reflects only the Bank's share of Michigan BIDCO's net income in the first quarter of 1999, 1998 and 1997 under the equity method which was 44.1% (see footnote 3, below)
(2) Includes all Varsity LLCs. Varsity Mortgage commenced operations in March 1996 and was sold in November 1999. Varsity Funding was sold in August 1999.
(3) Effective April 1, 1999, we increased our overall ownership of Michigan BIDCO to 80.1%, as the results of Michigan BIDCO are included in our consolidated results from that day forward.

ITEM 3. - LEGAL PROCEEDINGS

         We are not currently involved in any material pending legal disputes.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

PART II.

ITEM 5. - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK AND DIVIDEND INFORMATION

     Our common stock trades on the NASDAQ Small-Cap Market under the symbol UNIB. The high and low sales prices of our common stock as quoted by NASDAQ, for the each quarter since January 1, 1998 are listed below:

                                         High               Low
1999
First Quarter                           $3  3/8            $2  1/8
Second Quarter                           4  3/16            2
Third Quarter                            3  1/2             2  9/16
Fourth Quarter                           2  3/4             1  1/4

1998
First Quarter                           $5 31/64           $2  2/3
Second Quarter                           5  1/8             2  3/8
Third Quarter                            4 19/32            3  1/16
Fourth Quarter                           3  7/16            1 31/32

     These quotations represent inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions. As of the March 15, 2000 we had approximately 375 stockholders including approximately 240 beneficial owners of shares held by brokerage firms or other institutions.

     We effected a three for two stock split of our common stock (effected as a stock dividend) in February 1998. All per share and number of share amounts in this report are adjusted to reflect the stock split. No cash dividends have been paid on our common stock. We do not currently anticipate declaring or paying dividends.

CERTAIN SALES OF EQUITY SECURITIES

         Not applicable.

ITEM 6. - SELECTED FINANCIAL DATA

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                 SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
                  (Dollars in Thousands Except Per Share Data)

                                        1999           1998           1997           1996           1995
                                        ----           ----           ----           ----           ----
SUMMARY OF OPERATIONS (1)
Interest income                      $ 3,403        $ 4,011        $ 4,736        $ 3,724        $ 2,379
Interest expense                       1,966          2,359          3,208          2,733          1,845
Net interest income                    1,437          1,652          1,528            991            534

Provision for loan losses                 93            118            260            191             17
Net interest income after
  provision for loan losses            1,344          1,534          1,268            800            517

Net gain (loss) on investments           (15)            98              8            399             56
Profit from investment
  in Michigan BIDCO (2)                  315            128            (55)            50             95
Other non-interest income              3,754          5,748          5,236          2,770            631
Non-interest expense                   6,281          7,904          7,868          4,915          1,699

Income (loss) before income tax         (883)          (396)        (1,411)          (896)          (402)
Income tax expense (benefit)              32           (198)          (293)          (359)          (107)

Net income (loss)                       (915)          (198)        (1,118)          (537)          (295)

SELECTED YEAR END BALANCES
Total assets                          40,883         54,536         57,529         78,366         38,275
Loans receivable, net                 30,580         23,193         27,715         20,669          8,954
Loans held for sale                      305         11,863         18,157         30,534          7,983
Cash, cash equivalents
  and securities                       1,551         13,040          4,357         19,898         15,028
Deposits                              32,051         43,220         45,267         49,941         20,745
Note payable                             694            826            923            963          1,000
FHLB advances                          3,114           --             --             --           10,000
Minority interest                        506            205            201            201            201
Stockholders' equity                   1,950          3,083          3,398          3,913          4,651

SHARES OUTSTANDING AND PER
 SHARE DATA (3)
Common shares, year-end                2,013          1,989          1,984          1,943          1,914
Weighted average shares, year          2,103          1,991          1,922          1,866          1,802
Cash dividends                          --             --             --             --             --
Net income (loss)                     ($0.44)        ($0.10)        ($0.58)        ($0.29)        ($0.17)
Book value                             $0.97          $1.55          $1.81          $2.01          $2.43

SELECTED RATIOS
Net avg. interest rate spread           2.98%          2.96%          3.43%          2.09%          1.09%
Net yield on average
  earning assets                        3.42%          3.48%          3.07%          2.17%          1.69%
Return on average assets               (1.92%)        (0.35%)        (1.76%)        (1.08%)        (0.84%)
Return on average equity              (36.38%)        (6.22%)       (29.23%)       (13.85%)        (6.94%)
Avg. equity to asset ratio              5.28%          5.79%          5.76%          7.77%         12.14%

[See the Notes on the following page]

(1) Includes results of Varsity Mortgage and Varsity Funding, which were sold during 1999.
(2) Reflects only equity income accrued by the Bank from its investment in BIDCO.
(3) Share and per share data have been retroactively restated to reflect a 3 for 2 stock split in February 1998.

ITEM 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The purpose of the following discussion and analysis is to assist the reader in understanding and evaluating the changes in financial position and results of operations over the past several years. You should refer to the consolidated financial statements, the related notes thereto, and statistical information presented elsewhere in this report when reading this section of the report.

STRATEGY

     Since its inception, we have pursued a strategy of growth through internal expansion built on providing a full range of quality banking services in selected community market areas, together with the creation of niche-oriented specialty financial services units which aim to provide us with a higher return on equity together with economies of scale to enhance the competitiveness of our banking services in our targeted community markets.

     Our current plan is to continue to grow the Bank's traditional community banking, insurance & investment operations in the Ann Arbor area, to expand our money management activities (including Michigan BIDCO and University Insurance & Investment Services), and to sell our remaining mortgage banking subsidiary, Midwest Loan Services and redeploy that capital into the community bank. We are currently in negotiations to sell Midwest.

          This report contains certain forward looking statements which reflect our expectation or belief containing future events that involve risks and uncertainties. These statements may be identified by the use of words including "believes," "expects," "may," "will," "should," "seeks," "pro forma," or "anticipates," and similar expressions. Among others, certain forward looking statements relate to the continued growth of various aspects of our community banking, mortgage banking and money management operations and the nature and adequacy of allowances for loan losses. We can give no assurance that the expectations reflected in the forward looking statements will prove to be correct. Various factors could cause results to differ materially from our expectations.

          Without intending to be exhaustive, these factors include:

                                  RISK FACTORS

     Our business involves a high degree of risk. You should carefully consider the risks and uncertainties described below and the other information in this report before deciding whether to invest in shares of our common stock. If any of the following risks actually occur, our business, financial condition and results of operations could be materially adversely affected. This could cause the trading price of our common stock to decline, and you may lose all or part of your investment.

THE BANK HAS A LIMITED OPERATING HISTORY AND WE HAVE INCURRED SIGNIFICANT START-UP LOSSES

     Our Bank's operations were relocated to Ann Arbor in 1996, are not yet profitable and have incurred substantial operating losses during the start-up phase. We are subject to the risks inherent in starting a new business. Our profitability will depend primarily upon our operations and we might never become profitable. We believe that as the size of portfolio loans and retail deposits at the Bank increases, that the Bank should become profitable, but there is no assurance that expenses won't rise at a faster rate than expected as the Bank grows. There is no assurance that the Ann Arbor operation will grow to a size that will enable it to become profitable. We had a net loss from continuing operations of $999,883 during 1998, and $691,201 during 1999. As of December 31, 1999, we had a retained deficit of $931,980.

OUR FAILURE TO MANAGE FUTURE GROWTH COULD HAVE ADVERSE EFFECTS

     Our strategy includes increasing the Bank's portfolio loans and retail deposits, adding internet banking services, developing our financial services products including insurance and investment products, and expanding our specialized subsidiaries including mortgage servicing, and community development lending. Our ability to achieve and manage our growth and expansion, as well as our ability to manage our operations and internal controls, and our ability to continue to attract and retain capable management and operations personnel will determine the success of our growth strategy.

WE MAY NEED ADDITIONAL CAPITAL

     We may need additional capital in the future to support the Bank's growth or operating losses. Additional capital beyond:

     *    our present capital
     *    the capital which may be provided by future rights offerings
     *    the capital which may be provided by future private placements
     * any amounts likely to be generated by our operations over the next several years may be necessary if we continue to lose money, or if we want to expand our operations. Funds necessary to finance this expansion might not be available. Regulatory capital requirements and borrowing restrictions that apply to us may also have the effect of constraining future growth. If we sell additional equity securities to finance future expansion, this sale could result in significant dilution to the interests of persons who own our common stock.

GOVERNMENT REGULATION, FISCAL AND MONETARY POLICY AFFECT US AND THE BANKING INDUSTRY

     We are subject to extensive state and federal governmental supervision and regulation which can negatively impact our financial results and our industry. Existing state and federal banking laws subject University Bank to substantial limitations with respect to loans, purchase of securities, payment of dividends and many other aspects of our banking business. These limitations include a requirement that we maintain a ratio of Tier 1 leverage capital to total assets of at least 7% and maintain an adequate loan loss reserve. We currently maintain a ratio of Tier 1 leverage capital to total assets in excess of the 7% requirement. Future legislation or government policy might adversely affect the banking industry or our operations. Federal economic, monetary and tax policy may affect our ability to attract deposits, make loans and achieve satisfactory interest spreads.

WE DO NOT CURRENTLY PAY ANY DIVIDENDS

     Investors in our common stock must rely upon capital gains for a return on their investment for at least the next two years because we have never paid a dividend, and do not anticipate paying dividends for at least the next two years. Our future earnings may not be sufficient to permit the legal payment of dividends to our shareholders at any time in the future. Even if we may legally declare dividends, the amount and timing of any dividends will be at the discretion of our board of directors. Our payment of any cash dividends in the future will depend to a large extent on the receipt of dividends from the Bank. The ability of the Bank to pay cash dividends to us and by us to our stockholders are both subject to certain statutory and regulatory restrictions.

WE ARE SIGNIFICANTLY SMALLER THAN THE MAJORITY OF OUR NATIONAL COMPETITORS

     We face strong competition for deposits, loans and other financial services from numerous Michigan and out-of-state banks, thrifts, credit unions and other financial institutions as well as other entities which provide financial services. Some of the financial institutions and financial services organizations with which we compete are not subject to the same degree of regulation as we are. Many of these financial institutions aggressively compete for business in our market area. Most of our competitors have been in business for many years, have established customer bases, are larger, have substantially higher lending limits than we do and offer certain services, including numerous branches and international banking services. The dominant competitors in our market area are Great Lakes Bank, National City Bank, Comerica Bank, Bank One, Key Bank and Republic Bank. In addition, federal and Michigan legislation regarding interstate branching and banking may act to increase competition in the future from large out-of-state banks.

WE MUST KEEP UP WITH TECHNOLOGICAL CHANGE

     The banking industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. It is not possible to predict the manner in which existing technology, and changes in existing technology, will affect us. Changes in technology are likely to require additional capital investments to remain competitive. Although we have invested in new technology in the past, there can be no assurance that we will have sufficient financial resources or access to the proprietary technology which might be necessary to remain competitive in the future. Many of our competitors have substantially greater resources to invest in technological improvements. We might not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.

WE MUST RETAIN KEY EXECUTIVES AND PERSONNEL

     We are and will continue to be dependent upon the services of our management team, including our Chief Executive Officer, Stephen Lange Ranzini, and our other senior managers. While we do maintain key man life insurance on Stephen Lange Ranzini, losing one or more key members of the management team could adversely affect our operations if we are unable to attract new senior managers due to our history of unprofitability.

BANKS ARE BY THEIR NATURE HIGHLY LEVERAGED AND POOR LENDING DECISIONS CAN HAVE A LARGE AND NEGATIVE IMPACT ON PROFITABILITY

     We are in the business of making loans, and there is an inherent risk that loans might not be repaid. If our customers fail to repay their loans, this could materially adversely affect our earnings and overall financial condition, as well as the price of our common stock. We also focus on loans to individuals and loans to small-to-medium sized businesses that may be riskier than loans to larger companies. We attempt to manage our credit exposure by monitoring the concentration of loans within specific industries and through prudent loan application and approval procedures. However, we can not guarantee that our monitoring and procedures will reduce our lending risks sufficiently to avoid material losses. Typically banks have five to ten times as many loans as equity capital. Therefore, poor lending can quickly deplete a bank's capital base.
     Our legal lending limit is currently approximately $850,000. The board of directors has established an "in-house" limit of $500,000. Accordingly, the size of the loans which the Bank can offer to potential customers is less than the size of loans that many of our competitors are able to offer. These limits affect to some degree our ability to seek relationships with the area's larger businesses. We can accommodate loan volumes in excess of our lending limit through the sale of participations in these loans to other banks. However, we might not be successful in attracting or maintaining customers seeking larger loans. In addition, we might not be able to sell participations in these loans on terms favorable to us.

INTEREST RATES AND ECONOMIC CONDITIONS CAN CHANGE DRAMATICALLY AND THESE CHANGES CAN HAVE A NEGATIVE IMPACT ON US

     The results of operations for financial institutions, including our Bank, may be materially and adversely affected by changes in prevailing economic conditions, including declines in real estate market values, rapid changes in interest rates and the monetary and fiscal policies of the federal government. Our profitability is in part a function of the spread between the interest rates earned on investments and loans and the interest rates paid on deposits and other interest-bearing liabilities. In the early 1990s, many banking organizations experienced historically high interest rate spreads. More recently, interest rate spreads have generally narrowed due to changing market conditions and competitive pricing pressure, and there can be no assurance that these factors will not continue to exert this pressure or that these high interest rate spreads will return. Substantially all our loans are to businesses and individuals in southeastern Michigan and any decline in the economy of this area could adversely affect us.
     Like most banking institutions, our net interest spread and margin will be affected by general economic conditions and other factors that influence market interest rates and our ability to respond to changes in these rates. At any given time, our assets and liabilities will be affected differently by a given change in interest rates. As a result, an increase or decrease in rates, the length of loan terms or the mix of adjustable and fixed rate loans in our portfolio could have a positive or negative effect on our net income or loss, capital and liquidity. The positive trends or developments discussed in this report might not continue. Negative trends or developments might have a material adverse effect on us.

MANAGEMENT CONTROLS US THROUGH ITS OWNERSHIP OF MORE THAN A MAJORITY OF THE COMMON STOCK OUTSTANDING

     The total number of shares of common stock held by the Ranzini Group (Mr. Joseph L. Ranzini, Mr. Stephen Lange Ranzini, Mrs. Mildred Ranzini, the two Ranzini Family Trusts) and the ESOP shares beneficially owned by Stephen Lange Ranzini, is 1,313,362, or 66% of the issued and outstanding shares at March 15, 2000. These individuals are able to exert a significant measure of control over our affairs and policies. This control could be used, for example, to help prevent an acquisition of University Bancorp, precluding shareholders from possibly realizing any premium which may be offered for the common stock by a potential acquiror.

THE GOVERNMENT REGULATES CONTROL OF US AND CONTROL CANNOT CHANGE WITHOUT GOVERNMENT APPROVAL

     Individuals, alone or together with others, who seek to acquire more than 10% of our common stock must comply with the Change in Bank Control Act. Anyone who seeks to acquire 5% or more of our common stock must comply with the Bank Holding Company Act. Accordingly, prospective investors need to be aware of these requirements and to comply with these requirements, if applicable, in connection with any purchase of shares of the common stock.

WE HAVE PROVIDED COMPLETE INDEMNIFICATION TO ALL OF OUR DIRECTORS AND OFFICERS FOR OFFICIAL ACTS

     Our Articles of Incorporation provide for the indemnification of our officers and directors and insulate our officers and directors from liability for certain breaches of the duty of care. It is possible that the indemnification obligations imposed under these provisions could reduce our earnings and adversely affect our ability to pay dividends. The Articles of Incorporation of University Bank contain similar provisions.

THERE IS ONLY A LIMITED TRADING MARKET FOR OUR COMMON STOCK

     Although the common stock is listed for trading on the NASDAQ Small-Cap Market, the trading market in our common stock on the exchange historically has been less active than the average trading market for companies listed on the exchange. Our share price has been volatile. The price of our common stock in the past year has ranged from $4.5325 to $1.375. A public trading market having the positive characteristics of depth, liquidity and orderliness depends upon the presence in the marketplace of willing buyers and sellers of common stock at any given time, which presence is dependent upon the individual decisions of investors and general economic and market conditions over which we have no control.
     Even with market makers, factors like as the limited number of shares outstanding, the lack of earnings history and the absence of a reasonable expectation of dividends within the near future mean that there might not be an active and liquid market for the common stock. Even if an active market develops, there can be no assurance that a market will continue, or that shareholders will be able to sell their shares in the open market. Purchasers of common stock should carefully consider the potentially illiquid and long-term nature of their investment in the shares.

     The above cautionary statement is for the purpose of qualifying for the "safe harbor" provisions of Section 21E of the Securities Exchange Act of 1934.

BACKGROUND

          The discussion below must be considered in light of the fundamental changes resulting from 1) the opening in February 1996 of a new main office of the Bank in Ann Arbor, and 2) the sale in November 1999 of Varsity Mortgage and the sale in August 1999 of Varsity Funding. As a result of the sale of both Varsity Mortgage and Varsity Funding, in the Company's financial statements, certain adjustments have been made to reflects these subsidiaries as discontinued operations. The discussion of the Company's operating results for the past three years, unless otherwise stated, reflects the combined total of both continuing and discontinued operations of the Company.

RECENT EVENTS

          In 1996, a private investor group of ten individuals who were investors in the BIDCO including Joseph and Stephen Ranzini purchased a $28,000 investment in the limited service hotel project to reduce the BIDCO's net exposure to $500,000. The hotel was sold in early 2000, realizing a capital gain for the BIDCO in an amount equal to the carrying value at December 31, 1999.

          In December 1995, we acquired 80% of the common stock of the residential mortgage servicing business, Midwest Loan Services. From this acquisition, the BIDCO received 34,500 shares of our common stock, in exchange for its ownership of 10% of the common stock of Midwest Loan Services and options to buy an additional 30% of the common stock of that company. The consideration the BIDCO received for its stake was on substantially similar terms to the terms the other selling shareholders of Midwest Loan Services received from us. Joseph and Stephen Ranzini's proceeds of the hotel sale discussed above and some additional personal funds were used to purchase these shares of our common stock from the BIDCO in early 2000 at $3 per share.

          In early 2000 University Bancorp purchased in a private placement $37,500 of shares and warrants of a NASDAQ listed internet consulting firm. The market value of the shares as of March 17, 2000 was $230,625, an unrealized gain of $193,125.

          The Bank is soliciting offers to sell its shares of Midwest Loan Services. Management of Midwest has also expressed an interest in purchasing the Bank's shares of Midwest. There is no assurance that an offer on terms acceptable to the Bank will be received.

          The BIDCO has called for conversion, its remaining convertible bonds, effective March 31, 2000. If all bonds all converted into common stock of the BIDCO, our ownership of the BIDCO will drop from 80.11% to 27.08%, and the BIDCO's results will no longer be consolidated into our results. Also, management is exploring a restructuring of the Bank's investment in the BIDCO. The board of directors of Michigan BIDCO have approved an offer to purchase the Bank's shares in the BIDCO for:
     * a cash payment of approx. $1,141,417 (the Bank's pro rata interest in the BIDCO's book value at 3/31/00)
     * payment of 27.08% of any amount received by BIDCO from Village Cable TV above $363,150
     *    a cash payment for taxes due (when calculated)
     * participation of 27.08% of any amount received from the Pay-it!TM patent in cash or shares.
     * the management contract for the SBIC, if and when formed will pass to the Bank's investment subsidiary.
     * when, and if SBIC is formed, the management contract for Foundation will pass to the Bank's investment subsidiary.
     * if and when the SBIC is formed, the Bancorp will issue $461,875 worth of shares of Company common stock to the BIDCO shareholders as compensation for the SBIC contract.

          The BIDCO together with the National Center for Manufacturing Sciences havesubmitted a patent application for a method of transfering money in a secure fashion over the internet using an email file attachment. They have executed a licensing agreement covering a core technology used in the money transfer technology from ASPSecure.com, and are negotiating an agreement to form a company called pay-it.net to commercialize the technology under the name Pay-it!TM

THE YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEARS ENDED DECEMBER 31, 1998 AND 1997

SUMMARY OF RESULTS OF OPERATIONS

         Our net loss from continuing operations was $723,725 in 1999, $801,291 in 1998 and $1,381,055 in 1997. Earnings (loss) per share from continuing operations for 1999, 1998 and 1997 were $(0.34), $(0.40) and $(0.72), respectively. Including both continuing operations and discontinued operations, our net loss was $915,480 in 1999, $198,049 in 1998 and $1,117,924 in 1997.

         Including both continuing operations and discontinued operations, the increased loss in 1999 versus 1998 was principally due to losses at the Bank's mortgage subsidiary, Varsity Mortgage, which was sold in November 1999 and the loss of a legal suit, which were only partially offset by improved results at the Ann Arbor main office as a result of a 28% increase in portfolio loans and Michigan BIDCO. The Bank's mortgage banking subsidiaries, Varsity Mortgage and Varsity Funding had total losses of $191,755 in 1999 versus profits of $603,242 in 1998, and the $794,997 swing accounted for more than 100% of the Bank's overall shortfall in pre-tax income versus management's budget. The lawsuit caused a loss of $152,000 plus legal expenses of about $40,000.

         The decreased loss in 1998 versus 1997 was principally due to decreased losses at the Bank's new Ann Arbor main office. During the year non-interest expenses at the retail bank division were decreased by $890,139, and certain aspects of underlying operating results including key indicators such as net interest income improved so that the Bank achieved a break-even result during the year from ongoing operations. Unusual or non-recurring expenses exceeded unusual or non-recurring profits and decreased the Bank's income by $342,000. The Bank's mortgage banking and other specialized financial subsidiaries had total increased profits of $581,381 in 1998, a 33% return on average investment and offset a portion of the losses from the retail banking operations.

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

         In each period, net interest income on a consolidated basis was reduced by interest expense associated with University Bancorp's bank loan indebtedness. The interest expense was $0.08 million in 1999, $0.09 million in 1998 and $0.11 million in 1997.

         In the following table, non-accrual loans are included in the average balances. The table presents, for the periods and dates indicated, the average balances (all averages are calculated using monthly averages) of, the interest earned or paid on, and the weighted average yield earned or rate paid on, our interest-bearing assets and liabilities:

                                                                      Net Interest Income

                                                     At       ----------------------------------   -----------------------------
                                                 31-Dec-99                     1999                             1998
                                               -------------  ----------------------------------   -----------------------------
                                                  Average       Average      Interest    Average   Average     Interest  Average
                                                   Yield        Balance      Inc(Exp)     Yield    Balance     Inc(Exp)   Yield

                                                   Yield        Balance      Inc(Exp)     Yield    Balance     Inc(Exp)   Yield
Interest Earning Assets:
     Loans:
          Commercial                               9.36%      10,991,176     1,100,049    10.01%   9,680,308  1,010,205  10.44%
          Real Estate Construction                 9.69%       1,251,077       120,269     9.61%     644,430     65,269  10.13%
          Real Estate Mortgage                     8.29%      21,008,212     1,525,846     7.26%  28,476,557  2,192,636   7.70%
          Installment/Consumer                     9.56%       4,115,908       404,801     9.84%   4,590,026    464,041  10.11%
                                              ---------       ----------     ---------   ------   ----------  ---------  -----
     Total Loans                                   8.91%      37,366,373     3,150,965     8.43%  43,391,321  3,732,151   8.60%

     Investment Securities(1)                      6.07%       3,482,913       197,367     5.67%   1,796,853    154,648   8.61%
     Federal Funds & Bank Deposits                 5.26%       1,177,852        55,015     4.67%   2,255,064    123,810   5.49%
                                              ---------       ----------     ---------   ------   ----------  ---------  -----
          Total Interest Bearing Assets            8.61%      42,027,138     3,403,347     8.10%  47,443,238  4,010,609   8.45%

Interest Bearing Liabilities:
     Deposit Accounts:
         Now/Super-Now                             3.14%       3,169,317       100,543     3.17%   2,956,611    118,622   4.01%
         Savings                                   2.00%         225,017         4,799     2.13%     158,350      3,900   2.46%
         Time                                      6.13%      18,992,483     1,071,991     5.64%  24,238,176  1,444,236   5.96%
         Borrowed Funds                            5.72%       1,751,173       111,245     6.35%   1,481,112     85,604   5.78%
         Money Market Accts                        4.39%      11,747,329       487,866     4.15%  13,218,519    617,431   4.67%
                                              ---------       ----------     ---------   ------   ----------  ---------  -----
             Total                                 4.83%      35,885,319     1,776,444     4.95%  42,052,768  2,269,793   5.40%

     BIDCO Debt                                    9.00%       1,793,542       111,725     6.23%
     Holding Company Debt                          9.75%         757,285        78,392    10.35%     884,764     88,893  10.05%
                                              ---------       ----------     ---------   ------   ----------  ---------  -----
          Total Interest Bearing
               Liabilities                         5.40%      38,436,146     1,966,561     5.12%  42,937,532  2,358,686   5.49%
                                              ---------       ----------     ---------   ------   ----------  ---------  -----
Net Earning Assets, net interest
   income, and interest rate spread                3.21%       3,590,992     1,436,786     2.98%   4,505,706  1,651,923   2.96%

Net yield on interest-earning assets               3.38%                                   3.42%                          3.48%



                                               -----------------------------------------------
                                                                        1997
                                               -----------------------------------------------

                                                   Average            Interest        Average
                                                   Balance            Inc(Exp)         Yield

Interest Earning Assets:
     Loans:
          Commercial                             12,051,647           1,092,970          9.07%
          Real Estate Construction                  828,157              65,665          7.93%
          Real Estate Mortgage                   24,323,766           2,444,817         10.05%
          Installment/Consumer                    4,786,743             471,542          9.85%
                                               ------------        ------------        ------
     Total Loans                                 41,990,313           4,074,994          9.70%

     Investment Securities(1)                     2,272,225             305,966         13.47%
     Federal Funds & Bank Deposits                5,498,798             355,151          6.46%
                                               ------------        ------------        ------
          Total Interest Bearing Assets          49,761,336           4,736,111          9.52%

Interest Bearing Liabilities:
     Deposit Accounts:
         Now/Super-Now                            3,360,913             156,902          4.67%
         Savings                                    572,551              13,745          2.47%
         Time                                    27,885,534           1,672,477          6.00%
         Borrowed Funds                           3,256,164             424,419         13.03%
         Money Market Accts                      16,686,401             832,345          4.99%
                                               ------------        ------------        ------
             Total                               51,761,563           3,099,888          5.99%

     BIDCO Debt
     Holding Company Debt                           937,363             108,195         11.54%
                                               ------------        ------------        ------
          Total Interest Bearing
               Liabilities                       52,698,926           3,208,083          6.09%
                                               ------------        ------------        ------
Net Earning Assets, net interest
   income, and interest rate spread              (2,937,590)          1,528,028          3.43%

Net yield on interest-earning assets                                                     3.07%


(1) Actual yields; not adjusted to take into account tax-equivalent yields resulting from tax-free municipal income and includes bank deposits.

         The table above does not specify the average level of non-interest bearing demand deposits, which were $2,306,983, $2,626,160 and $3,510,337 for the years ended December 31, 1999, 1998 and 1997, respectively, as computed using month-end balances for these years.

         Including both continuing operations and discontinued operations, net interest income of the Bank decreased from $1.65 million in 1998 to $1.44 million in 1998, mainly as a result of a decrease in interest-earning assets, which was only partially offset by a decline in the yield on interest-earning liabilities. During the year ended December 31, 1999, the Bank's average interest-earning asset base fell by $5.42 million or 11.4% over 1998, while average interest-bearing liabilities decreased by $3.62 million or 8.6%. Net interest earning asset decreased by $0.91 million as a result of the consolidation of the BIDCO into our results because BIDCO owns various non-interest-earning assets. Due to the decreased level of activity at the Bank's Varsity subsidiaries, the average balance of real estate mortgages held for sale decreased by $10.7 million. Due to the decrease of wholesale deposits in the mix of interest-earning liabilities, the average cost of deposits decreased from 5.40% in 1998 to 4.95% in 1999. As a result of the decrease in yield on interest-earning liabilities in an amount greater than the decline in the yield on interest-earning assets, which more than offset the decline in interest-earning assets relative to interest-earning liabilities, the net interest margin increased to 2.98% in 1999 from 2.96% in 1998. Short term interest rates in both 1998 and 1999 were mostly stable until mid-year 1999, and since then short term interest rates have risen sharply. Long term interest rates hit 30-year lows in October 1998 and trended sharply higher throughout 1999.

         Net interest income of the Bank increased to $1.65 million in 1998 from $1.53 million in 1997, mainly as a result of a larger decrease in interest-earning liabilities than the decrease in interest-earning assets, which was only partially offset by a decline in the yield on interest-earning assets, which fell faster than the decline in the cost of interest-earning liabilities. During the year ended December 31, 1998, the Bank's average interest-earning asset base fell by $2.32 million or 4.7% over 1997, while average interest-bearing liabilities decreased by $9.71 million or 18.8%. Due to a restructuring of the interest rate earned on loans held for sale charged to the Bank's Varsity subsidiaries, the average yield on interest-earning assets decreased to 8.45% from 9.52% in 1997. Due to the decrease of wholesale deposits in the mix of interest-earning liabilities, the average cost of deposits decreased from 5.99% in 1997 to 5.40% in 1998. As a result of the decrease in yield on interest-earning assets in an amount greater than the decline in the cost of interest-earning liabilities, which more than offset an expansion in interest-earning assets relative to interest-earning liabilities, the net interest margin decreased to 2.96% in 1998 from 3.43% in 1997. Interest rates were mostly stable until September 1998, and short term interest rates declined for the balance of the year.

         At December 31, 1999, the net yield on the Bank's interest-earning assets was 3.38% down from the average net spread for the 1999 year of 3.42%, principally as a result of higher rates on wholesale time deposits. Fee income from our mortgage banking originations, income from our portfolio of mortgage servicing rights and the income or loss from the Bank's investment in its subsidiaries are not included in these calculations.

         The following table presents information regarding fluctuations in our interest income and interest expense for the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to (1) changes in volume (changes in volume multiplied by old rate); and (2) changes in rate (changes in rate multiplied by old volume); with the rate/volume variance allocated to changes in rate:

                                       Rate / Volume Analysis


                                       -------------------------------------     -------------------------------------------------
                                                        1999                                           1998
                                       -------------------------------------     -------------------------------------------------
                                         Volume        Rate         Total             Volume            Rate              Total
Interest Income
     Loans:
          Commercial                    136,798      (46,954)       89,844           (215,058)         132,293           (82,765)
          Real Estate Construction       61,443       (6,443)       55,000            (14,568)          14,172              (396)
          Real Estate Mortgage         (575,047)     (91,743)     (666,790)           417,403         (669,584)         (252,181)
          Installment/Consumer          (47,932)     (11,307)      (59,240)           (19,379)          11,877            (7,502)
                                       --------     --------      --------       ------------     ------------     -------------
     Total Loans                       (424,739)    (156,447)     (581,186)           168,398         (511,242)         (342,844)

     Investment Securities              108,773      (66,054)       42,719            (64,011)         (87,307)         (151,318)
     Federal Funds                      (59,142)      (9,653)      (68,795)          (209,503)         (21,838)         (231,341)
                                       --------     --------      --------       ------------     ------------     -------------
Total Interest Income                  (375,108)    (232,154)     (607,262)          (105,116)        (620,387)         (725,503)

Interest Bearing Liabilities:
     Deposit Accounts:
         Now/Super-Now                    8,534      (26,613)      (18,079)           (18,875)         (19,406)          (38,281)
         Savings                          1,642         (743)          899             (9,851)               6            (9,845)
         Time                          (312,566)     (59,679)     (372,245)          (218,756)          (9,485)         (228,241)
         Borrowed Funds                  15,609       10,032        25,641           (167,648)        (171,167)         (338,815)
         Money Markets                  (68,719)     (60,846)     (129,565)          (172,984)         (41,930)         (214,914)
                                       --------     --------      --------       ------------     ------------     -------------
     Total Deposit Interest Expense    (355,500)    (137,849)     (493,349)          (588,114)        (241,982)         (830,096)

     BIDCO Debt                         111,725            0       111,725
     Holding Company Debt               (12,808)       2,307       (10,501)            (6,071)         (13,231)          (19,302)
                                       --------     --------      --------       ------------     ------------     -------------
          Total Interest Expense       (256,582)    (135,543)     (392,125)          (594,185)        (255,213)         (849,398)
                                       --------     --------      --------       ------------     ------------     -------------
Net Interest Income                    (118,526)     (96,612)     (215,137)           489,069         (365,174)          123,895
                                       ========     ========      ========      =============    =============     =============



                                          ----------------------------------------------
                                                                1997
                                          ----------------------------------------------
                                                Volume          Rate            Total
Interest Income
     Loans:
          Commercial                            648,516       (153,899)         494,617
          Real Estate Construction               61,778         (9,247)          52,531
          Real Estate Mortgage                  171,746        342,115          513,861
          Installment/Consumer                  225,152        (32,174)         192,978
                                           ------------   ------------     ------------
     Total Loans                              1,107,192        146,795        1,253,987

     Investment Securities                     (480,798)       162,910         (317,888)
     Federal Funds                               33,805         42,681           76,486
                                           ------------   ------------     ------------
Total Interest Income                           660,199        352,386        1,012,585

Interest Bearing Liabilities:
     Deposit Accounts:
         Now/Super-Now                          123,396        (12,072)         111,324
         Savings                                (26,225)       (11,888)         (38,113)
         Time                                   173,925        (39,356)         134,569
         Borrowed Funds                        (322,098)       212,017         (110,081)
         Money Markets                          415,466        (60,123)         355,343
                                           ------------   ------------     ------------
     Total Deposit Interest Expense             364,464         88,578          453,042

     BIDCO Debt
     Holding Company Debt                        (3,526)        25,854           22,328
                                           ------------   ------------     ------------
          Total Interest Expense                360,938        114,432          475,370
                                           ------------   ------------     ------------
Net Interest Income                             299,261        237,954          537,215
                                          =============   ============     ============

LOAN PORTFOLIO

         Information regarding the Bank's loan portfolio as of December 31, 1999 and 1998 is set forth under Note 5 to University Bancorp's consolidated financial statements included with this report.

PROVISION FOR LOAN LOSSES

         The Bank charges to operations a provision for possible loan losses which is intended to create an allowance for future loan losses inherent in the Bank's portfolio. Each year's provision reflects management's analysis of the amount necessary to maintain the allowance for possible loan losses at a level adequate to absorb anticipated losses. In its evaluation, management considers factors like historical loan loss experience, specifically identified problem loans, composition and growth of the loan portfolio, current and projected economic conditions, and other pertinent factors. A loan is charged-off by management as a loss when deemed uncollectible, although collection efforts continue and future recoveries may occur.

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

         Non-performing loans amounted to $540,739 and $467,402 at December 31, 1999 and 1998, respectively. The increase in non-performing loans during 1999 is the result of the inclusion of the BIDCO's loans in the consolidated totals. Excluding one BIDCO loan on non-accrual at December 31, 1999, the non-performing loans at December 31, 1999 had declined to $144,739 versus $467,402 the prior year.

         Including both continuing operations and discontinued operations, the provision for loan losses in 1999 was $92,648, a decrease of $25,785 from the 1998 level, which in turn was a decrease of $141,567 from the 1997 level of $260,000. Loans charged off net of recoveries were $19,064, $180,385 and $36,830 in 1999, 1998 and 1997, respectively. The allowance for possible loan losses totaled $532,585, $459,001 and $520,953 at the end of 1999, 1998 and 1997,
respectively.

         A summary of loan loss expense for the Bank for the years indicated is presented below:

                    Analysis of the Allowance for Loan Losses
                                ($ in thousands)


                                                                                      Years Ending December 31,
                                                                                      -------------------------
                                                                              1999       1998        1997
                                                                              ----       ----        ----

Balance at beginning of period                                                $459       $521        $298

Chargeoffs:
  Domestic:
 Commercial, financial and agricultural                                          0         25          55
 Real estate-construction                                                        0          0           0
 Real estate-mortgage                                                           60        165           0
 Installment loans to individuals                                                7         66          28
 Lease financing                                                                 0          0           0
  Foreign                                                                        0          0           0
                                                                              ----       ----        ----
                                                                                66        256          83
                                                                              ----       ----        ----
Recoveries:
  Domestic:
 Commercial, financial and agricultural                                         28         10           3
 Real estate-construction                                                        0          0           0
 Real estate-mortgage                                                            0         42          24
 Installment loans to individuals                                               19         24          19
 Lease financing                                                                 0          0           0
  Foreign                                                                        0          0           0
                                                                              ----       ----        ----
                                                                                47         76          46
                                                                              ----       ----        ----
Net charge-offs                                                                 19        180          37
                                                                              ----       ----        ----
Provision for loan losses                                                       93        118         260
                                                                              ----       ----        ----
Balance at end of period                                                      $533       $459        $521
                                                                              ====       ====        ====
Ratio of net charge-offs during period
   to average loans outstanding during period                                 0.05%      0.42%       0.09%
                                                                              ====       ====        ====

                    Analysis of the Allowance for Loan Losses
                    -----------------------------------------
                                ($ in thousands)


                                                         December 31,
                                                                         Percent of loans
Balance at End of Period                                                 in each category
  Applicable to:                            Amount                       to total loans
  --------------                            ---------------              --------------
                                            1999       1998              1999      1998

Domestic
  Commercial, financial,
   agricultural                             $268      $ 158              50.3%     34.4%
  Real estate-construction                    10          8               1.9%      1.8%
  Real estate-mortgage                       110        185              20.6%     40.3%
  Installment loans to
   individuals                                47         68               8.8%     14.8%
Unallocated                                   98         40              18.4%      8.7%
                                           -----      -----            ------    ------
                                             533        459             100.0%    100.0%
                                           =====      =====            ======    ======


                                          December 31,       December 31,
                                              1999              1998
                                          -----------      -------------

Total loans (1)                            31,112            23,652
Allowance for loan losses                     533               459
Allowance/Loans, % (1)                       1.71%             1.94%



(1) Excludes loans held for sale.

         The monthly provision for loan loss remained at $7,500 during 1999. Management at Midwest added a special provision of $2,648 during the year for a specific loan loss.

         The Bank's overall loan portfolio is geographically concentrated in Ann Arbor and the future performance of these loans is dependent upon the performance of relatively limited geographical areas.

         Management believes that the current reserve level is adequate to absorb losses inherent in the loan portfolio, although the ultimate adequacy of the allowance for loan losses is dependent upon future economic factors beyond our control. A downturn in the general nationwide economy will tend to aggravate, for example, the problems of local loan customers currently facing some difficulties. A general nationwide business expansion could conversely tend to diminish the severity of any these difficulties.

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

         Included in results for 1999 is a loss of $152,000 due to an adverse legal judgement and associated legal expenses of about $40,000. In November 1999, the Bank sold its Varsity Mortgage subsidiary. Varsity Mortgage had a loss of $214,172 for the 1999 year versus a profit in 1998 of $699,077, and had $2,137,522 of total non-interest expenses during 1999.

         Non-interest income. Including both continuing operations and discontinued operations, non-interest income in 1999 dropped from $6,504,365 to $4,054,127 in 1999, a decrease of $2,450,238, or 37.7%. The decrease in 1999 was mainly the result of mortgage banking income, which decreased 50.6%, or $2,947,597. This decline was only partially offset by merchant banking (BIDCO) income, which was included because the BIDCO's results were consolidated for the first time. Other non-interest income in 1998 also included gains from the sale of excess property.

         Non-interest income in 1998 rose to $6,504,365 from $5,511,634 in 1997, an increase of $992,731, or 18.0%. The increase in 1998 was mainly the result of mortgage banking income, which increased 10.9%, or $572,743, but all categories increased, including increased gains from securities sales, gains from the sale of excess property, increased service charges and fees, and net income from Michigan BIDCO.

         Mortgage Banking. Mortgage banking, servicing and origination fees decreased to $2,874,491 in 1999 from $5,822,088 in 1998. The decrease in mortgage banking fee income was the result of a 57% decrease in loan purchase and origination volumes during 1999 as a result of decreased volumes at the Bank's mortgage banking subsidiary, Varsity Mortgage.

         The servicing rights portfolio totaled $64,366,643 of FHLMC and FNMA mortgages at December 31, 1999, versus $95,588,808 at December 31, 1998. All servicing in 1999 was done by Midwest Loan Services. The amount decreased as a result of a portfolio sale of servicing rights by the Bank in December 1998 (which settled in March 1999), and payoff and refinancing of existing rights throughout the year. The following table summarizes the portfolio by type and mortgage note rate:

              Interest Rate Stratification of the Bank's Servicing
              ----------------------------------------------------

($ thousands)                               FIXED RATE - BY MATURITY (in years)
                                            -----------------------------------
MORTGAGE RATE (%)              ARMs         UNDER 10       10-25          OVER 25

9.00 and up                    397               -          97             613
8.50 - 8.99                    823               -         167           1,523
8.00 - 8.49                  3,070               -         288           4,743
7.50 - 7.99                  2,057               -       2,591          20,649
7.00 - 7.49                    975               -       6,188          11,381
6.50 - 6.99                      -              25       4,903           2,840
6.00 - 6.49                      -               -         772              88
under 6.00                       -               -           -             177
                            ------           -----      ------          ------
                             7,322              25      15,006          42,014

Current market
  interest rates              7.50%           7.50%       8.13%           8.38%
Average annual
  servicing fee               0.38%           0.25%       0.25%           0.27%


         Mortgage interest rates hit 30-year lows in October 1998 and rose steadily from that point throughout 1999. Midwest Loan Services actively refinanced its existing portfolio during 1999, causing increased amortization and increased fee income.

         Based on recent comparable sales and indications of market value from industry brokers, management believes that the current market value of the Bank's portfolio of mortgage servicing rights slightly exceeds cost. Market interest rate conditions can quickly affect the value of mortgage servicing rights in a positive or negative fashion, as long term interest rates rise and fall.

                    Servicing Rights Held by University Bank
                    ----------------------------------------


(amounts in $ thousands)                    December 31,            December 31,
                                               1999                     1998
                                          ---------------------------------------

Total servicing                             64,367                     95,589
Book value of servicing                        704                        948
Estimated market value of servicing:
  Management estimate (1)                      755                        950
  Discounted cash flow (2)                     869                      1,066
Estimated excess of market
  over book value (3)                       165-51                     118- 2



(1) Assumes a price based upon market transactions at December 31, 1999 of 5.3x (5.3 times the servicing fee) for 30-year servicing, 4.4x for 15-year servicing, 3.6x for Balloon servicing and 3.0x for ARM servicing. The market value of servicing at December 31, 1998 was based on a price of 4.3x for 30-year servicing, 3.6x for 15-year servicing, 2.6x for Balloon servicing and 1.8x for ARM servicing. Excess servicing is discounted from these amounts at a multiple of one times the servicing fee.
(2) Uses net present value analysis of future cash flows, discounted back at rates ranging from 10 to 12% in 1999 and 1998.
(3) Range based upon the two methods used in (1) and (2), above. During 1999 purchases and sales of mortgage servicing rights by third-parties evidenced an increasing trend in price as long term interest rates increased throughout the year.

         Additional information regarding the Bank's mortgage banking activities for the past three years is set forth in Note 4 to our consolidated financial statements.

         Michigan BIDCO. Michigan BIDCO, invests in businesses in Michigan with the objective of capital gains while fostering job growth and economic development. As of December 31, 1999, the BIDCO had made twenty-eight investments, amounting to a total of $13,463,600 at original cost, before repayments or participations sold. At December 31, 1999, Michigan BIDCO had total assets of $3,228,441 versus $5,327,697 at December 31, 1998. As discussed above under "ITEM 1.- Business, Lines of Business, Michigan BIDCO", the financial statements of the BIDCO are presented using the investment company method, and, accordingly, investments in stocks, stock warrants, limited liability companies and loans ("BIDCO Investments") are reported at fair value.

         The BIDCO's financial results for 1999 reflect net income in the amount of $459,432 versus net income of $259,238 in 1998. Operating expenses declined $23,634 or 9.0% as expenses were well controlled. Net interest income recovered to $71,809, an increase of $58,499 from the prior year. Realized gains on the sale of a major investment in the amount of $500,000 had no impact on income as the valuations had been taken into account in the year-end 1998 valuation. The Bank benefitted by absorbing the $231,031 in tax benefit as the BIDCO's taxable income was sheltered by the Bank's tax loss carryforward.

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

         At December 31, 1999, the BIDCO had no outstanding conditional commitments to lend.

         Securities. Proceeds from sales of marketable equity securities included in proceeds from sales of investment securities were $71,327, $142,088 and $166,498 for the years ended December 31, 1999, 1998 and 1997, respectively. Gross gains of approximately $1,879, $97,993 and $41,155 were realized on 1999, 1998 and 1997 sales, respectively. Gross losses of $17,981 were realized on 1999 sales and no gross losses were realized on 1998 and 1997 sales. See "Recent Events", above.

         Proceeds from sales of available for sale securities were $502,730, $0 and $5,740,991 for the years ended December 31, 1999, 1998 and 1997, respectively, excluding sales associated with the Bank's mortgage banking operation. There was a gross gain of $625 on 1999 sales, and no gain or loss on 1998 sales. Gross gains of approximately $29,726 and gross losses of approximately $63,166 were realized on 1997 sales.

          At December 31, 1999, gross unrealized losses in the Bank's available-for-sale securities were $585,051 and gross unrealized gains were $0. At December 31, 1998 gross unrealized losses in the Bank's available-for-sale securities were $156,993 and gross unrealized gains were $3,776. At December 31, 1997 gross unrealized losses in our available-for-sale securities were $27,961 and gross unrealized gains were $46,549. Sales of loans pooled into mortgage backed securities in connection with the Bank's mortgage banking activities were $24,603,694 in 1999, $48,236,448 in 1998 and 171,639,196 in 1997.

         Non-interest expense. Including both continuing operations and discontinued operations, our non-interest expense decreased by $2,153,422 or 25.5% in 1998. During the year non-interest expenses at the retail bank division were decreased by $244,297, or 9.5%, as a result of continued efforts at cost control. During 1999, the Bank sold both Varsity Mortgage and Varsity Funding Services, which also caused a decrease in non-interest expenses. Legal expenses remained high as a result of a adverse judgement in a lawsuit which resulted in about $192,000 in total costs. Data processing expenses were $92,444 higher primarily because of a variety of Year 2000 expenses which were incurred and expensed and various internet initiatives, including internet banking and development projects at Midwest Loan Services. University Bancorp total expense increased $102,941 because of an adverse legal judgement against the company, which caused legal and audit expense to increase $160,502 which was only partially offset by declines in other categories including interest, salaries and benefits, occupancy and other expense.

         Our non-interest expense increased by $244,092 or 3.0% in 1998. During the year non-interest expenses at the retail bank division were decreased by $890,139 as a result of a variety of cost cutbacks in an effort to streamline the operation. During the year, the Newberry and Saline operation centers were sold and all operations centralized in the Ann Arbor main office. Excess personnel costs were reduced, and a variety of other efficiencies realized. This decrease was offset by ongoing growth at the Bank's mortgage subsidiaries, Varsity and Midwest Loan Services. In addition, legal and audit expenses remained high as a result of various projects including approximately $75,000 spent on the unsuccessful litigation against the RTC, and a variety of Year 2000 expenses were incurred and expensed. University Bancorp total expense decreased $13,963 primarily as a result of decreases in public listing expense and audit and legal expense as certain projects finished in 1997. Partially offsetting this decrease at University Bancorp was an increase in ESOP benefits expense and salary and expenses reimbursed to a consultant in connection with a special project.

         Internet Banking. Management has begun a project to offer transactional internet banking for all bank products. The internet banking product is expected to be available in production mode during the second quarter of 2000. The project, which has a capital budget of approximately $100,000, will add ongoing depreciation and operating expenses which are expected to be more than offset by the transfer to the Bank of approximately $6,400,000 in mortgage servicing escrow accounts controlled by Midwest Loan Services. These escrow deposit accounts are currently held at another bank due to the inability of the Bank currently to offer PC banking to Midwest to facilitate Midwest's daily operational needs.

LIQUIDITY AND CAPITAL RESOURCES

         Our total assets at December 31, 1999 amounted to $40.82 million compared to $54.54 million at December 31, 1998. Loans receivable, net of reserves, increased by $7.39 million to $30.58 million from $23.19 million. Cash and cash equivalents including Federal Funds sold on an overnight basis at the end of 1999 decreased by $7.69 million from the prior year, while securities decreased by $0.32 million. Loans held for sale in the Bank's mortgage banking division decreased by $11.55 million to $0.31 million from $11.86 million. During 1999, management of the Bank continued to pursue a policy of decreasing reliance on certain high cost deposits and borrowings and increasing the rate at which loans held for sale were sold to improve profitability. This policy has resulted in a reduction in total assets, loans held for sale and deposits. In late 1999, we sold Varsity Mortgage, which caused a further drop in loans held for sale. At year-end 1999, the Bank had an unused line of credit from the Federal Home Loan Bank of Indianapolis of $4,386,140, and an unused line of credit from the Federal Reserve Bank of Chicago of $5,252,000.

         University Bank, as an FDIC-insured bank, is subject to certain regulations which require the maintenance of minimum liquidity levels of cash and eligible investments. The Bank has historically exceeded this minimum as a result of its investments in Federal Funds sold, U.S. Government and U.S. Agency securities and cash. In addition University Bancorp had $15,834 in cash and equity securities at the end of 1999 to meet cash needs, primarily operating expenses and interest and principal reductions on the University Bancorp's bank loan. The balance of the loan was $694,000 and $826,000 at year end 1999 and 1998. The note was refinanced in late 1997, into a seven-year fully amortizing loan. In an effort to maintain the Bank's Tier 1 capital to assets ratio above 7% and to increase capital through retained earnings, management does not expect that the Bank will pay dividends to us during 1999. Management intends that the cash and securities on hand, together with cash from the sale of common stock and the exercise of stock options to be sufficient to cover the required principal reductions during 1999 on University Bancorp's loan.

         At December 31, 1999, University Bancorp had outstanding $304,000 of equity conversion notes, which bear interest at prime rate although all payment of interest in deferred until conversion into common stock or redemption and are redeemable only through the proceeds of a future sale of common stock and. Our President, Chairman and members of their family hold the equity conversion notes and have committed to provide at least $70,000 in additional financing during early 2000 through the purchase of additional equity conversion notes. See "Recent Events", above.

         Our total stockholders' equity at December 31, 1999 was approximately $1.95 million (or 4.8% of total assets) compared to $3.08 million (or 5.7% of total assets) the year earlier. The Bank's regulatory capital at year end was $3.99 million or 9.43% of the Bank's total regulatory assets and the risk-adjusted capital ratio of 13.5% exceeded the minimum regulatory risk-based capital requirement of 8% of the risk-adjusted assets for the Bank. The following table provides additional information about the risk-adjusted assets of the Bank and University Bancorp's actual capital percentages:

                                 UNIVERSITY BANK
                         Risk-Based Capital Calculation
                                December 31, 1999



                                                                        Balance     Risk Weighted
0% RISK CATEGORY                                                     Sheet (000)    Assets (000)
                                                                   ----------------------------------
        U.S. Treasury Securities                                          480                   --
        Mort-Backed Sec Guaran by GNMA                                      1                   --
        Currency & Coin                                                   436                   --
        Federal Reserve Balance                                            26                   --
                                                                      -------              -------
        TOTAL                                                             943                   --

20% RISK CATEGORY
        Interest-bearing Balances                                          23                    5
        Fed Funds Sold                                                      9                    2
        U.S. Gov't sponsored Agency Sec                                 2,228                  446
        Cash Items                                                        219                   44
        FHLB Stock                                                        848                  170
        Balances due from depository Inst                                 890                  178
                                                                      -------              -------
        TOTAL                                                           4,217                  843

50% RISK CATEGORY
        Municipal Revenue Obligation                                      494                  247
        Qualifying 1st liens on 1-4 family                             12,175                6,088
                                                                      -------              -------
        TOTAL                                                          12,669                6,335

100% RISK CATEGORY
        All other Assets                                               25,026               25,026

On Balance Sheet Items excluded from calculation:
        Portion of Mortgage Servicing Rights                               70                 (123)
        Unrealized Loss on Securities available for sale                 (585)
                                                                      =======              =======
                      TOTAL ASSETS                                     42,340               32,081
                                                                      =======              =======

        TIER 1 CAPITAL
        Common Stock                                                      200
        Surplus                                                         4,433
        Undivided Profits & Capital Reserves                           (1,151)
        Minority Interest                                                 579
        Other identifiable Intangible Assets                              (70)
             TOTAL TIER 1 CAPITAL                                       3,991

        TIER 2 CAPITAL
        Allowance for loans & Lease losses                                532
        Excess LLR (limited to 1.25% gross risk-weighted assets          (123)
             TOTAL TIER 2 CAPITAL                                         409

             TOTAL TIER 1 & TIER 2 CAPITAL                              4,400

                  TIER 1/TOTAL ASSETS                                   9.43%
                  TIER 1 & 2/TOTAL ASSETS                              10.39%

                  TIER 1/TOTAL RISK-WEIGHTED ASSETS                    12.44%
                  TIER 1 & 2/TOTAL RISK-WEIGHTED ASSETS                13.72%

IMPACT OF INFLATION

         The primary impact of inflation on our operations is reflected in increased operating costs. Since our assets and liabilities are primarily monetary in nature, changes in interest rates have a more significant impact on our performance than the general effects of inflation. However, to the extent that inflation affects interest rates, it also affects our net income.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     All financial institutions are significantly affected by fluctuations in interest rates commonly referred to as "interest rate risk." The principal exposure of a financial institution's earnings to interest rate risk is the difference in time between interest rate adjustments or maturities on interest-earning assets compared to the time between interest rate adjustments or maturities on interest-bearing liabilities. This difference is commonly referred to as a financial institution's "gap position." In periods when interest rates are increasing, a negative gap position will result in generally lower earnings as long-term assets are repricing upward slower than short-term liabilities. However during a declining rate environment, the opposite effect on earnings is true, with earnings rising due to long-term assets repricing downward slower than short-term liabilities.

         Rising long term and short term interest rates tend to increase the value of Midwest Loan Services' investment in mortgage servicing rights and improve Midwest Loan Services' current return on these rights by lowering required amortization rates on the rights. Rising interest rates tends to decrease new mortgage origination activity, negatively impacting current income from the Bank's retail mortgage banking operations and Varsity Mortgage's operations. Rising interest rates also slow Midwest Loan Services' rate of growth, but increases the duration of its existing subservicing contracts.

     The Bank performs a software risk model to determine its overall exposure to changes in interest rates. At December 31, 1999, the model predicts that the Bank's average 12 month GAP as a % of Earning Assets was -4.01%. The model predicts that in a 400 bp shift environment up that the Bank only has $41,000 of annual net interest margin at risk, and $56,000 at risk in a down 400bp environment.

     However, the software model does not account entirely for the convexity of the Bank's long term zero coupon Treasury securities, the optionality of the Bank's Principal Only securities or our servicing rights which act as Interest Only securities. The Bank's securities portfolio is designed to offset a portion of the market value risk associated with the servicing rights. During 1999, the change in market value of the servicing rights on the cash flow net present value basis as calculated by management was an increase of $47,000, or an increase of $261,259 net of booked amortization. The change in market value of the servicing rights versus book based on management's estimate of market value was an increase of $49,000, or an increase of $263,259 net of booked amortization. During 1999, the bonds used for hedging decreased in value by $280,896 to $1,710,029.

     The Bank also performs a static gap analysis which has limited value as a simulation because of competitive and other influences that are both within and beyond the control of the Bank. The table on page 54 details the Bank's interest sensitivity gap between interest-earning assets and interest-bearing liabilities at December 31, 1999. The table is based upon various assumptions of management which may not necessarily reflect future experience. As a result, certain assets and liabilities indicated in the table as maturing or re-pricing within a stated period may, in fact, mature or re-price in other periods or at different volumes. The one-year static gap position at December 31, 1999 was estimated to be ($10,230,000) or -24.10%:

                                 UNIVERSITY BANK
                        Asset/Liability Position Analysis
                                  ($ in 000's)
                            Maturing or Repricing in

                            3 Mos   91 Days to   1 - 3       3 - 5     Over 5      All
      ASSETS               or Less    1 Year     Years       Years     Years      Others     Total
      ------               -------    ------     -----       -----     -----      ------     -----
Short term investments         9          -          -          -          -          -           9
Loans, net                 7,942      8,713      5,309      2,787      5,593          -      30,344
Non-Accrual Loans              -          -          -          -          -        541         541
Securities                     -          -          1          -      3,474          -       3,475
Other Assets                   -          -        683          -      1,502      4,244       6,429
Cash & Due From Banks          -         23          -          -          -      1,519       1,542
                        ---------------------------------------------------------------------------
  TOTAL ASSETS             7,951      8,736      5,993      2,787     10,569      6,304      42,340
                        ---------------------------------------------------------------------------

LIABILITIES
CD's over $100,000           867        610        733          -        102          -       2,312
CD's under $100,000        7,309      4,087      1,384          7        691          -      13,478
MMDA                       5,394      5,394          -          -          -          -      10,788
NOW                            -          -      3,067          -          -          -       3,067
Demand & Escrow                -          -          -          -          -      2,130       2,130
Savings                        -          -        295          -          -          -         295
Other Borrowings           3,114          -          -          -          -          -       3,114
Other Liabilities            142          -      1,339        289          -      3,436       5,206
Equity                         -          -          -          -          -      1,950       1,950
                        ---------------------------------------------------------------------------
  TOTAL LIABILITIES       16,826     10,091      6,818        296        793      7,516      42,340
                        ---------------------------------------------------------------------------


        GAP               (8,875)    (1,355)      (825)     2,491      9,776     (1,212)
                        ===========================================================================


        CUMULATIVE
        GAP               (8,875)   (10,230)   (11,055)    (8,564)     1,212          -

        GAP
        PERCENTAGE        -20.96%    -24.16%    -26.11%    -20.23%      2.86%       0.00%

         The following repricing information is provided for the Bank's investment portfolio, using book values, as of December 31, 1999:

         Investment Portfolio Maturities (in $000s) and Yield by Type:
         -------------------------------------------------------------



                                 Maturity or Repricing Interval
                           ---------------------------------------------------------
                            Under         1 Year to        5 Years to      More Than
                           One Year       5 Years          10 Years        10 Years

Treasuries and
Gov't Agencies
  - Amount                 $   -0-         $   1            $  490          $2,216
  - Yield                       --%         7.38%             6.89%           4.41%

All Other Securities
  - Amount                 $   -0-         $ -0-            $  -0-          $  503
  - Yield                       --%           --%               --%           6.91%


         Additional information regarding the Bank's investments as of December 31, 1999 and 1998 is set forth under note 3 to our consolidated financial statements included with this report.

         The following information illustrates the maturities and sensitivities of the Bank's loan portfolio to changes in interest rates as of December 31, 1999:

                  Loan Portfolio Maturities by Type (in $000s):
                  ---------------------------------------------



                                    Maturity
                           ----------------------------------------------------------
                             Under           1 Year to         After 5
                             One Year        5 Years           Years

Commercial & Financial     $3,750            $4,562            $4,003
Agricultural               $  -0-            $  -0-            $  -0-
Real Estate:
  Construction             $1,007            $  -0-            $  -0-
  Mortgage (1)             $2,754            $7,609            $1,404
Consumer                   $  706            $2,339            $2,978
                           ------            ------            ------
     Total                 $8,217           $14,510            $9,573


                                            Maturity        Maturity
                                            Under           One Year       Total
                                            One Year        or More        Loans

Total Variable Rate Loans                   $ 1,486         $12,848        $14,334
Total Fixed Rate Loans                      $ 2,852         $13,926        $16,778

Total Loans (1)                             $ 4,338         $26,774        $31,112
                                            =======         =======        =======


(1) Excludes residential loans held for sale of $305, and the allowance for loan losses.

    Year 2000 Readiness. The following statements are Year 2000 Readiness Disclosures for purposes of the Federal Year 2000 Information and Readiness Disclosure Act, and you are entitled to protection in accordance with that act. The Year 2000 issue concerns the potential impact of computer software code that only utilizes two digits to represent the calendar year (e.g. "99" for "1999"). Software of this type, if not corrected, could produce inaccurate or unpredictable results at any time, and especially after January 1, 2000, when current and future dates have a lower two digit year number than dates in this century.
    We renovated and tested as Year 2000 compliant all systems and have experienced no Year 2000 problems. No additional Year 2000 costs or impacts are anticipated.

INCOME TAXES

         Income tax expense (benefit) in 1999 was $32,524, versus $(198,592) in 1998 and $(292,818) in 1997. The effective tax (benefit) rate was (3.7%) in 1999, (50.1)% in 1998 and (33.9)% in 1997. A tax benefit was realized in 1999,
1998 and 1997 for net operating loss carryforwards as a result of the net losses from operations.

         In February 1996, the Bank, through a subsidiary, purchased a $1,000,000 interest in a partnership investment in Michigan Capital Fund for Housing Limited Partnership I, a Michigan limited partnership, which invested in federal low income housing tax credits. The initial investment consisted of a $50,000 equity purchase and the execution by the subsidiary of a $950,000 promissory note held by this Partnership. Additional capital contributions are made over time to reduce the balance of the note. The purchase of the tax credits increased our deferred federal income tax assets in 1999, 1998 and 1997 and is expected to decrease the amount of federal income taxes we would otherwise pay annually through 2005.

         At December 31, 1999, we had available federal income tax loss carryforwards that could be utilized to shelter approximately $2,200,000 in taxable income, and carried a deferred tax asset on our books of $0, net of deferred tax asset reserves of $750,218. If we are able to generate sufficient taxable income in future years, the reserve against our deferred tax asset could be reversed, resulting in an increase in future net income. However, if we do not generate income in the future to utilize the existing deferred tax assets, the amount of the reserve could be increased, resulting in a decrease in future net income.

LEGAL PROCEEDINGS

         From December 1995, we were engaged in a dispute over a $30,000 amount owed to us, and refused to pay $45,000 which we owed to the same party until the $30,000 was paid to us. During the third quarter of 1999, University Bancorp a mediator ruled against us in this dispute awarding the plaintiff a sum of $167,000, including interest, legal fees, and the sum of $80,000, which related to another matter which was not originally in dispute and subject to a separate agreement, which the mediator voided. As a result, $152,000 was charged as an expense during the third quarter of 1999.

                               Auditor's Opinion

                                   (TO COME)

                            UNIVERSITY BANCORP, INC.

                             ----------------------

                       CONSOLIDATED FINANCIAL STATEMENTS

                             ----------------------

                         DECEMBER 31, 1999, 1998, 1997

Part 1. - Financial Information
Item 1.- Financial Statements



                            UNIVERSITY BANCORP, INC.
                           Consolidated Balance Sheets
                            December 31,1999 and 1998



ASSETS                                                         1999                          1998
                                                           ------------                 ------------
Cash and due from banks                                    $  1,542,567                 $    703,015
Short term investments                                            8,753                    8,543,000
                                                           ------------                 ------------
     Total cash and cash equivalents                          1,551,320                    9,246,015

Securities available for sale at market                       2,626,415                    2,945,832
Federal Home Loan Bank Stock                                    848,400                      848,400

Loans held for sale                                             305,049                   11,862,665

Loans                                                        31,112,496                   23,652,103
Allowance for Loan Loss                                        (532,585)                    (459,001)
                                                           ------------                 ------------
     Loans, net                                              30,579,911                   23,193,102

Premises and equipment                                        1,405,210                    1,439,440
Mortgage servicing rights                                       704,164                      948,208
Investment in and advances to
    Michigan BIDCO                                                   --                      725,733
Other real estate owned                                         683,784                      707,730
Net tax assets                                                       --                      377,088
Accounts receivable                                             159,584                    1,198,661
Accrued interest receivable                                     234,252                      115,703
Equity investments of Michigan BIDCO                            892,965                           --
Investment in Michigan Capital Fund LP I                        656,904                      756,904
Other assets                                                    174,580                      170,077
                                                           ------------                 ------------

      TOTAL ASSETS                                         $ 40,822,538                 $ 54,535,558
                                                           ============                 ============





                                   -Continued-

                            UNIVERSITY BANCORP, INC.
                     Consolidated Balance Sheets (continued)
                            December 31,1999 and 1998



LIABILITIES AND STOCKHOLDERS' EQUITY                                    1999                        1998
                                                                   -------------               ------------
Liabilities
Deposits:
  Demand - non interest bearing                                    $  2,126,157                $  1,801,347
  Demand - interest bearing                                          13,840,469                  16,373,832
  Savings                                                               294,487                     177,093
  Time                                                               15,789,866                  24,867,369
                                                                   ------------                ------------
     Total Deposits                                                  32,050,979                  43,219,641

Mortgage escrow                                                           3,058                     140,673
Short term borrowings                                                 3,113,860                     277,000
Long term borrowings                                                  2,627,116                   1,196,097
Deferred noncompete income                                                   --                      32,068
Drafts payable                                                               --                   5,065,281
Accounts payable                                                        230,802                     744,928
Accrued interest payable                                                240,106                     415,060
Other Liabilities                                                       100,442                     157,081
                                                                   ------------                ------------
     Total Liabilities                                               38,366,363                  51,247,829

Minority Interest                                                       505,795                     204,949

Stockholders' equity:
  Preferred Stock, $0.001 par value;
   Authorized - 500,000 shares;
    Issued -  0 shares in 1999 and 1998                                      --                          --
  Common stock, $0.01 par value;
   Authorized - 2,500,000 shares;
    Issued - 2,127,985 shares in 1999 and
         2,104,323 shares in 1998                                        21,280                      21,043
  Treasury Stock - 115,184 shares in 1999
    and 1998                                                           (340,530)                   (340,530)
  Additional Paid-in-Capital                                          3,786,508                   3,539,474
  Retained deficit                                                     (931,980)                    (16,500)
  Accumulated other comprehensive loss                                 (584,898)                   (120,707)
                                                                   ------------                ------------

     Total Stockholders' equity                                       1,950,380                   3,082,780
                                                                   ------------                ------------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                                        $ 40,822,538                $ 54,535,558
                                                                   ============                ============


    The accompanying notes are an integral part of the consolidated financial statements.

                            UNIVERSITY BANCORP, INC.
                      Consolidated Statements of Operations
              For the Years Ended December 31, 1999, 1998 and 1997


                                                                      1999                   1998                   1997
                                                                 ------------            -----------            -----------
Interest income:
  Interest and fees on loans                                     $ 2,623,863             $ 3,186,539            $ 3,584,371
  Interest on securities:
   U.S. Treasury Securities                                           13,212                  18,144                     --
   U.S. Government agencies                                          116,283                  67,338                238,190
   Other securities                                                   67,872                  67,936                 67,776
  Interest on bank deposits                                            1,452                   1,214                 50,458
  Interest on short term investments                                  53,529                 123,810                304,693
                                                                 -----------             -----------            -----------
     Total interest income                                         2,876,211               3,464,981              4,245,488
                                                                 -----------             -----------            -----------

Interest expense:
  Interest on deposits:
   Demand deposits                                                   588,409                 736,053                989,247
   Savings deposits                                                    4,799                   3,900                 13,745
   Time certificates of deposit                                    1,071,991               1,444,236              1,672,477
  Bank and other short term borrowings                              (207,138)                  6,274                195,380
  Long Term Notes Payable                                            190,117                  88,893                108,195
                                                                 -----------             -----------            -----------
     Total interest expense                                        1,648,178               2,279,356              2,979,044
                                                                 -----------             -----------            -----------

     Net interest income                                           1,228,033               1,185,625              1,266,444

Provision for loan losses                                             92,648                 110,055                260,000
                                                                 -----------             -----------            -----------

     Net interest income after
       provision for loan losses                                   1,135,385               1,075,570              1,006,444
                                                                 -----------             -----------            -----------

Other income:
  Net security gains (losses)                                        (15,477)                 97,993                  7,715
  Service charges and fees                                            62,716                  43,082                 17,910
  Loan origination and other fees                                    528,525                 349,157                214,584
  Gain on sale of mortgage loans                                      66,113                  97,692                620,508
  Loan servicing and subservicing fees                               557,285               1,046,246                734,605
  Profit(loss) from equity investment in
    Michigan BIDCO                                                    19,955                 128,219                (55,499)
  Merchant banking                                                   897,036                      --                     --
  Insurance & investment services                                     90,185                  74,040                 39,993
  Other                                                               82,788                 293,065                239,905
                                                                 -----------             -----------            -----------
     Total other income                                            2,289,126               2,129,494              1,819,721
                                                                 -----------             -----------            -----------

                                   -Continued-

                            UNIVERSITY BANCORP, INC.
                Consolidated Statements of Operations (continued)
              For the Years Ended December 31, 1999, 1998 and 1997


                                                                   1999                   1998                   1997
                                                               -----------            -----------            -----------
Other expenses:
  Salaries and wages                                           $ 1,437,919            $ 1,258,476            $ 1,840,450
  Employee benefits                                                322,751                297,748                303,369
  Occupancy, net                                                   249,855                354,082                359,633
  Taxes other than income                                            2,942                 25,800                 31,126
  Data processing and equipment expense                            306,531                163,728                164,000
  Correspondent bank service charges                                12,685                 24,077                 42,617
  Advertising                                                      145,824                 93,845                103,139
  Supplies and postage                                             133,171                222,035                221,100
  Net expense of other real estate owned                            30,608                 44,281                   (782)
  Legal and audit expense                                          423,633                364,969                274,093
  Servicing rights amortization                                    214,259                530,466                322,530
  Mortgage banking expense                                         156,467                 93,403                144,705
  Travel and entertainment                                         112,398                 65,292                 30,898
  Insurance                                                         48,793                 37,493                 26,887
  Consultant fees                                                  119,456                110,191                113,879
  Other operating expenses                                         398,420                519,061                522,394
                                                               -----------            -----------            -----------
     Total other expenses                                        4,115,712              4,204,947              4,500,038
                                                               -----------            -----------            -----------

Loss from continuing operations
   before income taxes                                            (691,201)              (999,883)            (1,673,873)
                                                               -----------            -----------            -----------

Income taxes (benefit)                                              32,524               (198,592)              (292,818)
                                                               -----------            -----------            -----------

Net Loss from continuing operations                               (723,725)              (801,291)            (1,381,055)

Basic and diluted loss from continuing
   operations per common share                                 $     (0.34)           $     (0.40)           $     (0.72)
                                                               ===========            ===========            ===========

Discontinued operations (Note 2)
  Income (loss) from Varsity Mortgage
       & Varsity Funding                                          (191,755)               603,242                263,131

     Net loss                                                  $  (915,480)           $  (198,049)           $(1,117,924)
                                                               ===========            ===========            ===========

Basic and diluted loss per common share                        $     (0.44)           $     (0.10)           $     (0.58)
                                                               ===========            ===========            ===========

Weighted average shares outstanding                              2,103,225              1,990,509              1,921,721
                                                               ===========            ===========            ===========




                                   -Continued-

                            UNIVERSITY BANCORP, INC.
                        Statement of Comprehensive Income
              For the Years Ended December 31, 1999, 1998 and 1997


                                                                      1999                 1998                1997
                                                                  ------------         ------------         ------------
Net Loss                                                          ($  915,480)         ($  198,049)         ($1,117,924)
Other comprehensive income:
          Unrealized gains/(losses) arising
            during period                                            (464,191)            (201,477)              26,411
          Less:  reclassification adjustment
            for accumulated losses/(gains)
            included in net income                                     15,477              (97,993)              (7,715)
                                                                  -----------          -----------          -----------
                Other comprehenisve income/(loss),
                   before tax effect                                 (448,714)            (299,470)              18,696
         Income tax effect on unrealized
           losses/(gains) arising during period                            --               68,502               (8,979)
         Income tax effect on reclassification
           adjustments                                                     --               33,318                2,623
                                                                  -----------          -----------          -----------
                Other comprehensive income/(loss),
                net of tax                                           (448,714)            (197,650)              12,340
                                                                  -----------          -----------          -----------
Comprehensive loss                                                 (1,364,194)            (395,699)          (1,105,584)
                                                                  ===========          ===========          ===========












The accompanying notes are an integral part of the consolidated financial statements.

                            UNIVERSITY BANCORP, INC.
                 Consolidated Statements of Stockholders' Equity
              For the years ended December 31, 1999, 1998, and 1997


                                                                                   Common Stock $.01          Treasury Stock
                                                                                      Par Value
                                                                               ----------------------------------------------------
                                                                                Number of        Par       Number of
                                                                                 Shares         Value        Shares          Cost
                                                                               ----------------------------------------------------
      Balance January 1, 1997                                                  1,295,366   $    12,954       (68,765)   $  (300,883)

Issuance of shares weighted average at $6.43 per share                            86,541           865            --             --

Exercised option shares at $3.13 per share                                        10,000           100            --             --

Purchase of shares at $7.37 per share                                                 --            --          (212)        (1,563)

Net change in unrealized gain on securities available for sale, net of tax            --            --            --             --

              Net Loss                                                                --            --            --             --
                                                                             -----------   -----------   -----------    -----------
     Balance December 31, 1997                                                 1,391,907        13,919       (68,977)      (302,446)

        3 for 2 stock split                                                      695,972         6,960       (34,489)            --

Issuance of shares weighted average at $3.25 per share                            16,444           164            --             --

Purchase of shares at $3.25 per share                                                 --            --       (11,718)       (38,084)

Net change in unrealized loss on securities available for sale, net of tax            --            --            --             --

              Net Loss                                                                --            --            --             --
                                                                             -----------   -----------   -----------    -----------
     Balance December 31, 1998                                                 2,104,323        21,043      (115,184)      (340,530)

Issuance of shares weighted average at $2.125 per share                           23,662           237            --             --

Capital increase due to retirement of BIDCO shares                                    --            --            --             --

Capital increase due to conversion of BIDCO bonds to BIDCO stock                      --            --            --             --

Net change in unrealized loss on securities available for sale                        --            --            --             --

              Net Loss                                                                --            --            --             --
                                                                             -----------   -----------   -----------    -----------
     Balance December 31, 1999                                                 2,127,985   $    21,280      (115,184)   $  (340,530)
                                                                             ===========   ===========   ===========    ===========




                                                                                                         Accumulated
                                                                               Additional                  Other         Total
                                                                                Paid In      Retained  Comprehensive   Stockholders
                                                                                Capital      Earnings      Income         Equity
                                                                             ------------------------------------------------------
      Balance January 1, 1997                                                $ 2,906,389  $ 1,299,473   $    (5,164)   $ 3,912,769

Issuance of shares weighted average at $6.43 per share                           555,615           --            --        556,480

Exercised option shares at $3.13 per share                                        31,150           --            --         31,250

Purchase of shares at $7.37 per share                                                 --           --            --         (1,563)

Net change in unrealized gain on securities available for sale, net of tax            --           --        17,432         17,432

              Net Loss                                                                --   (1,117,924)           --     (1,117,924)
                                                                             -----------  -----------   -----------    -----------
     Balance December 31, 1997                                                 3,493,154      181,549        12,268      3,398,444

        3 for 2 stock split                                                       (6,960)          --            --             --

Issuance of shares weighted average at $3.25 per share                            53,280           --            --         53,444

Purchase of shares at $3.25 per share                                                 --           --            --        (38,084)

Net change in unrealized loss on securities available for sale, net of tax            --           --      (132,975)      (132,975)

              Net Loss                                                                --     (198,049)           --       (198,049)
                                                                             -----------  -----------   -----------    -----------
     Balance December 31, 1998                                                 3,539,474      (16,500)     (120,707)     3,082,780

Issuance of shares weighted average at $2.125 per share                           50,045           --            --        50,282

Capital increase due to retirement of BIDCO shares                               170,872           --            --       170,872

Capital increase due to conversion of BIDCO bonds to BIDCO stock                  26,117           --            --        26,117

Net change in unrealized loss on securities available for sale                        --           --      (464,191)     (464,191)

              Net Loss                                                                --     (915,480)           --       (915,480)
                                                                             -----------  -----------   -----------    -----------
     Balance December 31, 1999                                               $ 3,786,508  $  (931,980)  $  (584,898)   $ 1,950,380
                                                                             ===========  ===========   ===========    ===========



The accompanying footnotes are an integral part of the consolidated financial statements.

                            UNIVERSITY BANCORP, INC.
                      Consolidated Statements of Cash Flows
              For the years ended December 31, 1999, 1998 and 1997


                                                                                         1999              1998             1997
                                                                                    --------------    -------------   -------------
Cash flow from operating activities:
Net loss                                                                            $    (915,480)        (198,049)   $  (1,117,924)
Adjustments to reconcile net loss to net cash from Operating Activities:
    Depreciation and amortization                                                         471,906          321,275          663,076
    Compensation Expense                                                                   50,282           53,455           36,322
    Provision for loan loss                                                                92,648          118,433          260,000
    Mortgage loans originated for sale and securitization                            (236,141,300)    (525,438,872)    (396,723,436)
    Proceeds from sale of loans                                                       248,693,916      534,353,849      413,672,875
    Net loss/(gain) on loan sales and securitization                                     (995,000)      (2,620,971)      (2,564,188)
    Gain on sale of home equity loans                                                           0                0         (429,260)
    Gain on disposal of fixed assets                                                            0         (114,199)               0
    Net amortization/accretion on securities                                               84,409          (23,718)          14,856
    Loss/(Gain) on sale of securities available for sale                                   15,477          (97,993)          (7,715)
    Change in:
      Investment in Michigan BIDCO, Inc.                                                  725,733           16,936           73,121
      Other real estate                                                                    23,946         (274,727)        (166,924)
      Increase/(Decrease) in other assets                                                 500,148          187,886       (2,736,723)
      Increase/(Decrease) in other liabilities                                         (5,510,154)       2,282,686       (1,204,317)
                                                                                    -------------    -------------    -------------
       Net cash from (used in) operating activities                                     7,096,531        8,565,991        9,769,763
                                                                                    -------------    -------------    -------------

    Cash flow from investing activities:
      Purchase of securities available for sale                                          (980,412)      (2,175,534)      (1,890,921)
      Proceeds from sales of securities available for sale                                605,313          142,088        5,879,886
      Proceeds from maturities and paydowns of securites available for sale               156,556          139,775        1,396,835
      Capitalized mortgage servicing rights                                              (129,992)         (48,484)        (275,680)
      Proceeds from sale of servicing rights                                              159,777          530,466          835,396
      Loans granted net of repayments                                                  (7,479,457)       4,403,695       (6,877,463)
      Proceeds from disposal of assets                                                          0          390,012                0
      Premises and equipment expenditures                                                (255,485)         (80,609)        (439,280)
                                                                                    -------------    -------------    -------------
       Net cash from (used in) investing activities                                    (7,923,700)       3,301,409       (1,371,227)
                                                                                    -------------    -------------    -------------

    Cash flow used in financing activities:
      Net increase (decrease) in deposits                                             (11,168,662)      (2,047,530)      (4,673,360)
      Payments of FHLB advances                                                                 0                0       (6,000,000)
      Net increase(decrease) in mortgage escrow accounts                                 (137,615)          53,987             (866)
      Net increase (decrease) in other short term borrowings                            2,836,860       (2,467,188)      (9,234,578)
      Principal payment/borrowings on notes payable                                     1,431,019         (552,973)         786,570
      Issuance of common stock                                                                  0           53,444          551,408
      Conversion of BIDCO bonds and buyout of minority interests                          170,872                0                0
      Purchase of treasury stock                                                                0          (38,084)          (1,563)
                                                                                    -------------    -------------    -------------
       Net cash from financing activities                                              (6,867,526)      (4,998,344)     (18,572,389)
                                                                                    -------------    -------------    -------------

          Net change in cash and cash equivalents                                      (7,694,695)       6,869,056      (10,173,853)
   Cash and cash equivalents:
     Beginning of period                                                                9,246,015        2,376,959       12,550,812
                                                                                    -------------    -------------    -------------
     End of period                                                                  $   1,551,320        9,246,015    $   2,376,959
                                                                                    =============    =============    =============

    Supplemental disclosure of cash flow information:

    Cash paid for interest                                                          $   2,141,515        2,151,058    $   3,356,692

    Supplemental disclosure of noncash investing activities:
    Par value of mortgage loans securitized                                         $  24,603,694       48,236,448    $ 171,639,196
    BIDCO conversion of bonds to common stock                                       $      26,117

    The accompanying notes are an integral part of the consolidated financial statements.

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998 and 1997

1.       Summary of significant accounting policies

         Principles of Consolidation and Nature of Operations
         The consolidated financial statements of University Bancorp, Inc. (the Company) include the operations of its wholly-owned subsidiary, University Bank (the Bank), the Bank's wholly-owned subsidiaries, Varsity Funding Services, L.L.C. (Varsity Funding), Varsity Mortgage, L.L.C. (Varsity Mortgage), University Insurance & Investment Services, Inc. (Agency) and Arbor Street, L.L.C. (Arbor), 80.1% owned subsidiary, Michigan BIDCO, Inc. (BIDCO) and 80% owned subsidiary, Midwest Loan Services, Inc. (Midwest). The accounts are maintained on an accrual basis in accordance with generally accepted accounting principles and predominant practices within the banking industry. All significant intercompany balances and transactions have been eliminated in preparing the consolidated financial statements.

         The Company is a bank holding company. The subsidiary bank, which is located in Michigan, is a full service community bank, which offers all customary banking services, including the acceptance of checking, savings and time deposits. The Bank also makes commercial, real estate, personal, home improvement, automotive and other installment, credit card and consumer loans, and provides fee based services such as annuity and mutual fund sales, stock brokerage and money management, life insurance, property casualty insurance and foreign currency exchange. The Bank considers its customer base to be primarily located in the Ann Arbor, Michigan area. The Bank established its main office in Ann Arbor in February 1996, by relocating from the eastern Upper Peninsula of Michigan. The Ann Arbor office is the focus of the Bank's future business development plan. The consolidated assets of the Company of $40,822,538 as of December 31, 1999, primarily represent commercial and retail banking activity as well as its mortgage banking operation. Mortgage loans that have been sold into the secondary market and are being serviced by the Bank and Midwest for others of $64,000,000 as of December 31, 1999, are not included in the Company's consolidated balance sheet. The Bank uses brokers to arrange time deposits, and during 1999, a significant portion of the Bank's time deposits were brokered deposits (See Note 8).

         The Bank's operating subsidiary, Midwest, is engaged in the residential home "mortgage banking" business. Midwest Loan Services began operations in 1992 and was acquired by University Bank in December, 1995. Midwest is based in Houghton, Michigan, and is a specialist in servicing residential mortgage loans for itself and other financial institutions, including the Bank (See Notes, 5 & 11.) During 1999 University Bank sold its investment in two other mortgage banking subsidiaries, Varsity Mortgage, LLC and Varsity Funding Services, LLC, which were based in Farmington Hills, Michigan, and specialized in the wholesale mortgage banking business, which involves the purchase, from correspondents, and the sale to the secondary market, of conforming and nonconforming residential loans, respectively (See Note 2).

         The Agency is engaged in the sale of insurance products including life, health, property and casualty, and investment products including annuities, mutual funds, stock brokerage and money management. The Agency is located in the Bank's Ann Arbor main office.

         The Bank's 100%-owned subsidiary, Arbor Street LLC, has purchased a $1,000,000 limited partnership investment representing $1,226,874 in low-income housing tax credits through Michigan Capital Fund for Housing Limited Partnership I with the assistance of $950,000 in initial financing in the form of a loan from the General Partner, Michigan Capital Fund for Housing.

         The Company's loan portfolio is concentrated in Ann Arbor and Washtenaw County, Michigan. While the loan portfolio is diversified, the customers' ability to honor their debts is partially dependent on the local economy. The Ann Arbor area is primarily dependent on the education, healthcare, services, and manufacturing (automotive and other) industries. Most real estate loans are secured by residential or commercial real estate and business assets secure most business loans. Generally, installment loans are secured by various items of personal property. A large portion of time deposits consists of certificates of deposit obtained through brokers and is subject to withdrawal (with penalties for early withdrawal) in the future.

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998 and 1997

1.       Summary of significant accounting policies (continued)

         Michigan BIDCO, Inc.
         The financial statements of Michigan BIDCO, Inc. are stated using the prescribed accounting practices of investment companies. Until March 31, 1999, the Company's investment in Michigan BIDCO, Inc. (the BIDCO) was accounted for under the equity method of accounting. Subsequent to that date, the Company increased its ownership of the BIDCO and it became a consolidated subsidiary of the Company. The Company owns 80.1% of the BIDCO at December 31, 1999 (of which 75.3% was held by the Bank and the balance by the Company), which began operations in May, 1993. If there were a conversion of all outstanding convertible bonds, the Bank and the Company would together own 26.59% and 12.17% at December 31, 1999 and 1998, respectively. In addition, upon conversion, certain Company officers and directors and their immediate family (two of whom serve as President and Chairman of the Company) would have an ownership interest in the BIDCO of 55.4%. The conversion may take place, at the election of the BIDCO, subsequent to any time that the BIDCO's equity pursuant to an audit performed using generally accepted auditing standards exceeds $1,500,000. Investments made by the BIDCO are evaluated by management and carried at estimated fair value. Total equity of the BIDCO was $1,519,547 at December 31, 1999. Management of the BIDCO intends to call the bonds for conversion in early 2000.

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

         Securities
         Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income. Realized gains are based on specific identification of amortized cost. Securities are written down to fair value when a decline in fair value is not temporary. Interest income includes amortization of purchase premium or discount. Trading securities are carried at fair value, with changes in unrealized holding gains and losses included in income. Other securities such as Federal Home Loan Bank stock are carried at cost.

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

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998 and 1997

1.       Summary of significant accounting policies (continued)

         Mortgage banking activities
         Mortgage banking activities includes wholesale, retail and servicing operations. Wholesale activities include the purchase of loans from correspondents. The agreements with the correspondents and the degree of underwriting the Bank performs on the loans determine whether the loans are purchased with or without recourse. Mortgage loans held for sale as part of the Bank's mortgage banking activities are valued at the lower of cost or market as determined by bid prices for loans in the secondary market. Certain loans are securitized into mortgage backed trading securities. Upon securitization, the loans are transferred at market value to trading securities, and a gain or loss on securitization of loans is recorded. The Company sold its mortgage wholesale subsidiaries Varsity Mortgage and Varsity Funding during 1999 and discontinued its wholesale activities.

         Allowance for loan losses
         The allowance for loan losses is a valuation allowance for probable credit losses, increased by the provision for loan losses and decreased by charge-offs, less recoveries. Management estimates the allowance balance required based on past loan loss experience, known and inherent risks in the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off.

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

         Premises and equipment
         Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed primarily on the straight-line method for bank premises and the accelerated methods for equipment and land improvements over their estimated useful lives. These assets are reviewed for impairment when events indicate the carrying amount may not be recoverable.

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

         Servicing rights
         Servicing rights represent both purchased rights and the allocated value of servicing rights retained on loans originated and sold. Servicing rights are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the rights, using grouping of the underlying loans as to type, term and interest rates. Any impairment of a grouping is reported as a valuation allowance.

         Income taxes
         Income tax expense/benefit is the sum of the current year estimated tax obligation or refund per the income tax return, and the change in the estimated future tax effects of temporary differences and carryforwards. Deferred tax assets or liabilities are computed by applying enacted income tax rates to the expected reversals of temporary differences between financial reporting and income tax reporting, and by considering carryforwards for operating losses and tax credits. A valuation allowance adjusts deferred tax assets to the net amount that is more likely than not to be realized.

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998 and 1997

1.       Summary of significant accounting policies (continued)

         Retirement plan
         The Bank has a 401-K Plan that allows an employee to contribute up to 15% of salary pre-tax, to the allowable limit prescribed by the Internal Revenue Service. Management has discretion to make matching contributions to the Plan. However, the Bank made no matching contributions for the years ended December 31, 1999, 1998 and 1997.

         Employees Stock Ownership Plan (ESOP)
         The Company has a noncontributory ESOP covering all full-time employees who have met certain service requirements. The employees' share in the Company's contribution is based on their current compensation as a percentage of the total employee compensation. As shares are contributed to the plan they are allocated to employees and compensation expense is recorded at the shares' fair value.

         Stock options
         No expense for stock options is recorded, as the grant price equals the market price of the stock at grant date. Pro-forma disclosures show the effect on income and earnings per share had the options' fair value been recorded using an option pricing model.

         Dividend restriction
         Banking regulations require the maintenance of certain capital levels and may limit the amount of dividends that may be paid by the bank to the holding company or by the holding company to shareholders. In addition, the Bank cannot pay a dividend until it has net retained earnings. The retained deficit of the Bank at December 31, 1999 and 1998 was $1,162,012 and $624,615 respectively.

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

         Comprehensive Income (Loss):
         Comprehensive income (loss) includes both net income and the change in unrealized gains and losses on securities available for sale.

         Reclassifications
         Certain items in the 1998 and 1997 financial statements and notes have been reclassified to conform to the 1999 presentation.

         Segment Reporting
         The Company's segments are determined by the products and services offered, primarily distinguished between banking and mortgage banking operations. Loans, investments, and deposits provide the revenues in the banking operation, and servicing fees, underwriting fees and loan sales provide the revenues in mortgage banking. All operations are domestic.

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998 and 1997


2.       Discontinued Operations
         In November 1999 the Company sold Varsity Mortgage in a transaction that resulted in no gain or loss to the Company. In August 1999 the Company sold Varsity Funding's operating subsidiary, MortgageQuest in a transaction that resulted in no gain or loss to the Company. Accordingly, the income statement reflects these disposals as discontinued operations at December 31, 1999 with prior periods shown comparatively. The following schedule discloses the reclassification from the income statement:


                                                                              1999                1998               1997
                                                                              ----                ----               ----
         Interest and fees on loans                                        $527,136            $545,628           $490,623
         Interest expense                                                   318,383              79,330            229,039
         Provision for loan losses                                                0               8,378                  0
         Mortgage banking income                                          1,722,568           4,328,993          3,679,648
         Other income                                                        42,433              45,878             12,265
         Salaries and benefits                                            1,153,677           2,960,876          2,608,419
         Occupancy                                                          158,758             204,776            140,205
         Data Processing                                                     69,913             120,272            105,820
         Supplies and postage                                                65,709              51,299             40,975
         Mortgage banking expense                                           558,833             657,154            533,485
         Travel and entertainment                                            22,537              68,269            100,398
         Consultant fees                                                     10,450              74,531             67,210
         Other operating expenses                                           125,632              92,372             93,854
         Pretax profit (loss) from discontinued
                  operations                                               (191,755)            603,242            263,131


3.       Sale of branches and associated loans
         On December 5, 1994 the Bank sold three branches, certain deposits and associated loans to another bank. A portion of the sales price, $175,000, was allocated to deferred income attributable to the non-compete agreement. This deferred income was amortized into income over the five-year term of the agreement. The agreement was fully amortized as of December 31, 1999.


4.       Securities available for sale
         The following is a summary of the amortized cost and fair value of securities available for sale at December 31, 1999 and 1998:


                                                          December 31, 1999
                                                          -----------------
                                       Amortized             Gross Unrealized                Fair
                                       Cost                 Gains        Losses             Value

         -------------------------------------------------------------------------------------------
         U.S. agency mortgage-backed   $1,738,000             -        $(368,000)        $1,370,000

         U.S. agency note                 490,000             -          (29,000)           461,000
         U.S. Treasury                    480,000             -         (138,000)           342,000
         Municipal obligations            503,000             -          (50,000)           453,000
         -------------------------------------------------------------------------------------------
         Total securities
           available for sale          $3,211,000            $0        $(585,000)        $2,626,000
                                       ==========            ==        =========         ==========

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998 and 1997


4.       Securities available for sale (continued)

                                                             December 31, 1998
                                                             -----------------
                                       Amortized                   Gross Unrealized               Fair
                                       Cost                      Gains          Losses            Value
         ----------------------------------------------------------------------------------------------------
         U.S. agency mortgage-backed   $2,191,000                $4,000       $(136,000)        $2,059,000
         Other mortgage-backed            421,000                 4,000               -            425,000
         U.S. Treasury                    467,000                     -         (25,000)           442,000
         Other equity                      50,000                     -         (30,000)            20,000
         ----------------------------------------------------------------------------------------------------
         Total securities
           available for sale          $3,129,000                $8,000       $(191,000)        $2,946,000
                                       ==========                ======       ==========        ==========

         Investment securities with an amortized cost of approximately $2,708,000 at December 31, 1999 and $3,128,000 at December 31, 1998
         were pledged to secure certain borrowings.

         Sales of available for sale securities:                        1999                   1998                   1997
                                                                        ----                   ----                   ----
                  Proceeds                                         $ 605,313              $ 142,088            $ 5,907,489
                  Realized Gains                                       2,504                 97,993                 70,881
                  Realized Losses                                     17,981                      0                 63,166

         The scheduled maturity date of the securities available for sale at December 31, 1999 is:

                                                 Amortized              Fair
                                                      Cost             Value
                     2000                      $         0       $         0
                     2001-2004                       1,000             1,000
                     2005-2009                     490,000           461,000
                     After 2009                  2,720,000         2,164,000
                                                 ---------         ---------
                                               $ 3,211,600       $ 2,626,000
                                               ===========       ===========


5.       Secondary market mortgage operations
         The Bank, and its subsidiaries (including Midwest Loan Services, Varsity Mortgage and Varsity Funding) originate, purchase, sell and service single-family mortgage loans. During 1999, the Company sold Varsity Mortgage and Varsity Funding, which comprised a large portion of mortgage banking activity (See Note 2). The following summarizes the secondary market activities of the Bank, Midwest, Varsity Funding and Varsity Mortgage, for the years ended:

                                                                            1999                1998               1997
                                                                            ----                ----               ----
         Origination and other fees                                      $1,322,206          $2,154,871         $1,521,292
         Gain on sale and securitization of mortgages                       995,000           2,620,971          2,993,448
         Loan servicing and subservicing fees                               557,285           1,046,246            734,605
                                                                         ----------          ----------         ----------
              Mortgage banking income                                     2,874,491           5,822,088          5,249,345

         Interest income allocation                                         570,403           2,020,265          1,699,400
         Interest expense allocation                                        366,817          (1,269,149)        (1,332,100)
         Operating expense allocation                                    (3,800,753)         (6,120,041)        (5,326,328)
                                                                         ----------          ----------         ----------

         Pretax profit (loss) from secondary market
         mortgage operations                                             $ (722,676)         $  453,162         $  290,317
                                                                         ==========          ==========         ==========

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998 and 1997

5.       Secondary market mortgage operations (continued)
         Certain assumptions were used to calculate the profit and loss from secondary market activities. Interest income was calculated using the average annual balance of loans held for sale at the Bank's average yield on mortgage loans. Interest expense was calculated using the average annual balance of loans held for sale, net of escrow balances, at the Bank's average cost of funds rate. Operating expenses included certain direct costs, but a significant portion is based upon management's estimates using the best available information.

         An analysis of the activities within loans held for sale:

                                                                           1999                1998                 1997
                                                                           ----                ----                 ----
         Loans held for sale, January 1                           $  11,862,665       $  18,156,671        $  30,534,574
         Origination or acquisition of loans held for sale          236,141,300         525,438,872          401,294,972
         Sale of loans originated for sale                         (223,095,022)       (483,496,430)        (242,033,679)
         Securitization of loans                                    (24,603,694)        (48,236,448)        (171,639,196)
                                                                  -------------       -------------        -------------
         Loans held for sale, December 31                         $     305,049       $  11,862,665        $  18,156,671
                                                                  =============       =============        =============


         The aggregate market value of the loans held for sale exceeded their cost at December 31, 1999, 1998, and 1997, therefore a reserve for loss is not required.

         Mortgage loans serviced for other institutions are not included in the accompanying consolidated balance sheets. Such mortgage loans have been sold predominately without recourse or with limited recourse. At December 31, the unpaid principal balance of these loans was $64,366,000 in 1999, $95,588,000 in 1998 and $125,000,000 in 1997.

         Midwest also provides sub-servicing of loans for other financial institutions. At December 31, the unpaid principal balance of sub-serviced loans was $352,238,000 in 1999, $116,179,291 in 1998 and
         $321,896,000 in 1997.

         Custodial balances maintained in connection with the foregoing loan servicing were $6,457,126, $1,670,138, and $425,756 at December 31,
         1999, 1998 and 1997, respectively.

         Following is an analysis of the change in the asset balance of mortgage servicing rights:

         Balance, January 1, 1997                            $ 2,312,436
         Additions - Purchased                                   113,905
         Additions - Originated                                  161,775
         Bulk sale of servicing                                 (835,396)
         Amortization                                           (322,530)
                                                             -----------
         Balance, December 31, 1997                          $ 1,430,190
         Additions - Originated                                   48,484
         Bulk sale of servicing                                        0
         Amortization                                           (530,466)
                                                             -----------
         Balance, December 31, 1998                          $   948,208
         Additions - Originated                                  129,905
         Bulk sale of servicing                                 (159,690)
         Amortization                                           (214,259)
                                                             -----------
         Balance, December 31, 1999                          $   704,164
                                                             ===========

        There was no valuation allowance necessary at December 31, 1999, 1998 or 1997.

                UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998 and 1997

6.       Loans
         Major classifications of loans are as follows as of December 31:

                                                                      1999                  1998
                                                                      ----                  ----
         Commercial                                           $ 12,316,481          $  7,931,824
         Real estate - mortgage                                 11,766,587             8,658,285
         Real estate - construction                              1,006,710             1,572,522
         Installment                                             6,022,718             5,489,472
                                                              ------------          ------------
                                                                31,112,496            23,652,103
         Allowance for loan losses                                (532,585)             (459,001)
          Net Loans                                           $ 30,579,911          $ 23,193,102

                                                              ============          ============

         Changes in the allowance for loan losses were as follows:

                                                                                  1999                  1998                  1997
                                                                                  ----                  ----                  ----
         Balance, beginning of year                                          $ 459,001            $ 520, 953             $ 297,783
         Provision charged to operating expense                                 92,648               118,433               260,000
         Recoveries                                                             47,206                76,283                46,435
         Charge-offs                                                           (66,270)             (256,668)              (83,265)
                                                                             ---------            ----------             ---------
         Balance, end of year                                                $ 532,585            $  459,001             $ 520,953
                                                                             =========            ==========             =========

         Past due and non-accrual loans at December 31 are as follows:

                                                                                  1999                  1998
                                                                                  ----                  ----
         Past due loans:
         90 days and more and still accruing:
               Real estate                                                    $ 93,883                $4,430
               Installment loans                                                     0                     0
               Commercial loans                                                123,688                     0
                                                                              --------                ------
                                                                              $217,571                $4,430
                                                                              ========                ======
         Non accrual loans:
               Real estate                                                    $144,739             $ 467,402
               Installment loans                                                     0                     0
               Commercial loans                                                396,000                     0
                                                                              --------              --------
                                                                              $540,739              $467,402
                                                                              ========              ========


       Information regarding impaired loans for the years ended December 31, is as follows:

         Impaired loans:                                                           1999                 1998                  1997
         --------------                                                            ----                 ----                  ----
         Loans with no allowance allocated                                    $ 489,510                   $0              $ 34,255
         Loans with allowance allocated                                         $51,229                   $0              $314,201
         Amount of allowance for loan losses allocated                           $7,684                   $0               $10,085

         Impaired loans:
         Average balance during the year                                       $489,551              $92,687              $227,345
         Interest Income recognized thereon                                    $  2,548                7,079                 1,097
         Cash-basis interest income recognized                                 $      0                7,079                 1,097


         Included in non-accrual and impaired loans at December 31, 1999 was one $396,000 held by Michigan BIDCO. Michigan BIDCO uses the investment company method of accounting where loans and investments are carried at market value on the balance sheet. The original balance of this loan was $791,076.

                   UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998 and 1997

7.       Premises and equipment
         Classifications at December 31are summarized as follows:

                                                                                        1999                          1998
                                                                                        ----                          ----
         Land                                                                        132,931                   $   133,290
         Buildings and improvements                                                1,011,300                       991,001
         Furniture, fixtures, and equipment                                        1,501,221                     1,272,126
                                                                                 -----------                   -----------
                                                                                   2,645,452                     2,396,423
         Less: accumulated depreciation                                           (1,240,242)                     (956,983)
                                                                                 -----------                   -----------
               Net premises and equipment                                        $ 1,405,210                   $ 1,439,440
                                                                                 ===========                   ===========

         Depreciation expense amounted to $289,715, $269,698, and $242,376, for the years ended December 31, 1999, 1998 and 1997, respectively.

         The Bank leases its ATM Drive-thru location in Ann Arbor for $24,000 per year, and an office in Farmington Hills, previously occupied by Varsity Mortgage for $24,000 per year. Midwest leases its office space for a nominal amount from the city of Houghton, Michigan. Total rental expense for the operating leases was $131,654 in 1999, $156,633 in 1998, and $131,774 in 1997. As of December 31, 1999, the Company had no minimum rental commitments under non-cancelable operating leases. The Bank had annual minimum rent as of December 31, 1999 of $48,000, with a total minimum amount of future rent payable over the next 6 years of $203,000.

         The Bank remains contingently liable in the event that the purchaser of one of its branch locations in Sault Ste. Marie does not meet its future obligations to the lessor. As of December 31, 1999, management believes that the purchaser was in compliance with these lease terms. The annual base rent for such branch is currently $32,000, and the future minimum rent due is $122,000.

         The Bank remains contingently liable in the event that the purchaser of the Varsity Mortgage location in Farmington Hills does not meet its future obligations to the lessor. As of December 31, 1999, management believes that the purchaser was in compliance with these lease terms. The annual base rent for such office is currently $69,000, and the future minimum rent due is $171,000.


8.       Time deposits
         Time deposit liabilities issued in denominations of $100,000 or more at December 31, 1999 and 1998, were $9,381,072 and $15,445,336 respectively.

         At December 31, 1999, stated maturities of time deposits were:

                               2000                        $12,872,478
                               2001                          1,694,517
                               2002                            422,625
                               2003                              5,482
                               2004                              2,076
                         Thereafter                            792,688
                                                           -----------
                                                           $15,789,866
                                                           ===========

        At December 31, 1999 and 1998, the Bank had issued through brokers $6,843,000 and $10,687,000 of time deposits with maturities ranging from one to 60 month which are included in the table above.

        Related party deposits totaled $618,403 and $278,003 at December 31, 1999 and 1998.

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998 and 1997


9.       Stock options

         Director Stock Options
         In 1993, the Board of Directors approved the grant of options to purchase 15,000 shares of common stock to each of the four non-executive directors, in lieu of compensation. The exercise price of options granted was set at $2.08 per share, which was the then current bid price per share as reported by NASDAQ. The options are immediately exercisable and expire July 19, 2003. No options were exercised in 1999 or 1998. Options covering 15,000 shares were exercised during 1997. Options granted on 45,000 shares remain outstanding under this plan at December 31, 1999.

         1995 Stock Plan
         In 1995, the Company adopted a stock option and stock award plan (the 1995 Stock Plan), which provides for the grant of incentive stock options, as defined in Section 422(b) of the Internal Revenue Code of 1986, as amended, as well as the grant of non-qualified stock options and other stock awards. The plan provides for the grant to officers, directors and key employees of the Company, and independent contractors providing services to the Company, of options to purchase and other awards of common stock. The exercise price of options granted under the plan shall be as determined by the Board of Directors, or a compensation committee thereof. Options shall expire on the date specified by the Board of Directors or such committee, but not more than 10 years from the date of grant (or five years from the date of grant for incentive stock options if the grantee owned 10% of the Company's voting stock at the date of grant). Unless amended, the 1995 Stock Plan will terminate on November 15, 2005.

         The following table summarizes the activity relating to options to purchase the Company's common stock:

                                                                    Number of      Weighted Average
                                                                     Options        Exercise Price
                                                                                     Per Share
         Outstanding at January 1, 1997                               450,750          $2.95

         Granted - 1997 ($0.21 Fair Value)                            140,700           3.67
         Exercised - 1997                                             (37,753)          3.03
         Forfeited - 1997                                             (93,750)          3.67
                                                                     --------
         Outstanding at December 31, 1997                             459,947           3.05
                                                                     --------

         Granted - 1998 ($0.47 Fair Value)                             67,500           3.00
         Exercised - 1998                                                   0              0
         Forfeited - 1998                                            (346,697)          3.16
                                                                     --------
         Outstanding at December 31, 1998                             180,750           2.83
                                                                     --------           ----

         Granted - 1999 ($0.92 Fair Value)                             30,315           2.40
         Exercised - 1999                                                   0              0
         Forfeited - 1999                                             (60,000)          3.00
         Outstanding at December 31, 1999                             151,065          $2.67
                                                                     --------          -----


         Options outstanding have been restated for a 3 for 2 stock split in 1998. Options allowable for grant under the plan are not adjusted without shareholder approval. Due to forfeitures in 1998 prior to the split, the number of shares allowable for grant did not require adjustment, and the number of options has remained within allowable amounts.

================================================================================


                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998 and 1997

9.       Stock options (continued)
         At December 31, 1999

         Number of options immediately exercisable                                     114,065
         Weighted average exercise price of immediately exercisable options      $        2.67
         Range of exercise price of options outstanding                          $2.00 - $3.33
         Weighted-average remaining life of options outstanding                      3.0 years

         SFAS No. 123 requires pro forma disclosures for companies that do not adopt its fair value accounting method for stock-based employee compensation. Accordingly, the following pro forma information presents net income and earnings per share had the Standard's fair value method been used to measure compensation cost for stock options granted in 1996. Compensation cost recognized for stock options under APB No. 25 was $0 for 1999 and 1998, because options were granted at exercise prices equal to the underlying stock prices at date of grant. At year-end 1999, the Company had 169,370 shares authorized for future grants.

                                                                                 1999                 1998
                                                                                 ----                 ----
                   Estimated fair value stock options granted:
                       Assumptions used:
                          Risk-free interest rate                                 5.75%                4.55%
                          Expected option life                                    3.0 years            3.5 years
                          Expected stock price volatility                         27.7%                36.2%
                          Expected dividends                                 $       0            $       0

                   Pro-forma net loss and loss earnings per share,
                       assuming FAS 123 fair value method was used
                       for stock options:
                          Net Loss                                           $(923,670)           $(210,799)
                          Loss per share                                     $(0.44)              $(0.11)


10.      Employee stock ownership plan
         The employees' allocation of ESOP assets is based on their current compensation, after 1 year of service and upon reaching the age of twenty-one. The annual contribution to the ESOP is at the discretion of the Company. The assets of the ESOP are held in trust and were valued at approximately $274,000 and $144,000 as of December 31, 1999 and 1998, respectively. The assets of the plan are comprised entirely of 91,462 and 67,800 shares of the Company's stock at December 31, 1999 and 1998, respectively, all of which were fully allocated at December 31, 1999. Upon retirement from the plan, participants have distributed to them their allocated shares of the Company's stock.

         The Company made additional contributions to the plan for the years ended December 31, 1999, 1998, and 1997 of 23,662, 16,445, and 9,906
         shares of common stock with an approximate fair market value at the time of the contribution of $50,282, $53,445, and $36,322 respectively.


11.      Minority Interest
         The Bank owns an 80% interest in the common stock of Midwest Loan Services, with the remaining 20% owned by the President of Midwest. At December 31, 1999 and 1998, total common shareholders' equity of Midwest was $1,016,949 and $1,024,746 resulting in a $203,390 and $204,949 minority interest reflected on the Company's consolidated balance sheet, respectively. The results of Midwest's operations for 1999 and 1998 are included in the Company's consolidated statement of operations.

                   UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1999, 1998, AND 1997




11.     Minority Interest (continued)
        In April 1999, the Company and the Bank made additional investments in the common stock of Michigan BIDCO bringing their combined ownership to 80.1%. At December 31, 1999, total common shareholders' equity of the BIDCO was $1,519,546 resulting in a $302,405 minority interest reflected on the Company's consolidated balance sheet, respectively. The results of the BIDCO's operations for 1999 from April 1, 1999 forward are included in the Company's consolidated statement of income, and the results of BIDCO's operations are included on the equity method of accounting prior to that date.


12.     Commitments and contingencies
        The Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to buy, sell and fund loans, letters of credit and unused lines of credit. The Bank's exposure to credit loss in the event of non-performance is equal to or less than the contractual amount of these instruments. The Bank follows the same credit policy to make such commitments as that followed by loans recorded in the consolidated financial statements. (1998 amounts include commitments made by Varsity Mortgage Services).

        The following is a summary of commitments as of December 31, 1999 and 1998:

                                                                1999                     1998
                                                             ----------              -----------
      Commitments to buy loans                               $        0              $31,111,200
      Commitments to sell loans                                       0               22,861,600
      Unused lines of credit                                  3,757,000                7,010,000


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

        In connection with the Arbor Street investment of $1,000,000 in federal low-income housing tax credits through a partnership, the Bank was not permitted by regulation to guarantee a $950,000 loan from the Michigan Housing Development Authority to Arbor Street. The Chairman of the Company instead personally guaranteed such loan, and common stock of the Company held by a trust for the benefit of the President of the Company was pledged as additional security for the loan.


14.     Income taxes
        The provision for federal income taxes is composed of the following amounts:

                                                     1999                1998                 1997
                                                   -------            ---------            ---------
      Current expense (benefit)                    $     0            $  71,691            $(257,738)
      Deferred expense (benefit)                    32,524             (270,283)             (35,080)
                                                   -------             --------            ---------
      Total year                                   $32,524            $(198,592)           $(292,818)
                                                   =======            =========            =========


                   UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1999, 1998, AND 1997

14.    Income taxes (continued)
       The net deferred tax asset at December 31, 1999 and 1998 is comprised of the following:

                                                                            1999                   1998
                                                                          --------              ----------
      Loans available for sale                                            $      0               $     358
      Accrual to cash                                                      (82,133)                      0
      Allowance for loan losses                                            126,843                  92,042
      Temporary differences from LLCs                                     (328,577)                 32,582
      Non-accrual loan interest income                                       1,797                  12,164
      Net operating loss carry-forward                                     463,707                 222,092
      Tax credit carry-forward                                             515,114                 400,511
      Donation carry-forward                                                74,469                       0
      Installment sale                                                     (70,544)                      0
      Unrealized loss on investment available for sale                           0                  62,216
      Other                                                                 38,896                       0
                                                                         ---------               ---------
            Deferred tax assets                                            873,866                 821,965
                                                                                                 =========

      Unrealized gain on investments available for sale                          0                       0
      Servicing rights                                                    (105,918)                (65,971)
      Other                                                                (17,730)                (18,906)
                                                                          --------               ---------
           Deferred tax liabilities                                       (123,648)                (84,877)
                                                                          --------               ---------

           Net deferred tax asset                                         $750,218               $ 737,088
           Valuation allowance for deferred tax assets                    (750,218)               (360,000)
                                                                          --------               ---------
           Net deferred tax asset                                         $      0               $ 377,088
                                                                          --------               ---------

       The Company has net operating loss carry-forwards of approximately $1,360,000 which expire beginning in 2012; and general business credit carry-forwards of approximately $425,000 which expire beginning in 2011. In addition, the Company has an alternative minimum tax (AMT) credit carry-forward of approximately $90,000. Under current tax regulations, the AMT credit can be carried forward indefinitely. Management has established an allowance for deferred tax assets that are not considered realizable at both December 31, 1999 and 1998.

       The difference between the financial statement tax expense and amounts computed by applying the statutory federal tax rate of 34% to pretax income is reconciled as follows:

                                                                          1999         1998          1997
                                                                       ---------    ----------     ---------
      Statutory rate applied to income before taxes                    $(300,654)   $ (134,858)    $(479,652)
      Add (Deduct):
      Undistributed earnings of unconsolidated subsidiary                (12,525)      (38,837)       24,495

      Tax Credits                                                       (122,000)     (122,314)     (118,742)

      Change in valuation allowance                                      390,218        35,000       185,000

      Other                                                               77,485        62,416        96,081
                                                                       ---------    ----------     ---------

      Current year provision (benefit) for income tax                  $  32,524    $ (198,592)    $(292,818)
                                                                       =========    ==========     =========


15.    Short Term Borrowings
       The Bank has a line of credit available from the Federal Home Loan Bank (the FHLB) in the amount of $7,500,000. $3,113,860 was outstanding from the FHLB at December 31, 1999. Borrowings are secured by the pledge of specific mortgage loans held for investment with unpaid principal balances of $4,594,879 and available-for-sale securities with a balance of $2,708,000.

       The Bank has a line of credit available from the Federal Reserve Bank of Chicago (the FRB) in the amount of $5,252,000. There was no outstanding on this line from the FRB at December 31, 1999. Borrowings are secured by the pledge of specific commercial loans held for investment with unpaid principal balances of $8,511,749.

                   UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997


16.     Long Term Borrowings
        The Company has a note payable to North Country Bank & Trust (NCB&T) secured by the stock of the Bank with a balance of $694,000 at December 31, 1999. The note has a maturity date of February 15, 2005. Interest is payable quarterly at the prime rate of NCB&T plus 1.00 percent. Principal payments required for the note are as follows:

                           2000                                     $132,000
                           2001                                     $132,000
                           2002                                     $132,000
                           2003                                     $132,000
                           2004                                     $132,000
                           Thereafter                               $ 34,000
                                                                    --------
                           Total                                    $694,000
                                                                    ========

        Dividends by the Bank to the holding company in excess of the prior year's annual net income are not permitted without prior permission from NCB&T under the terms of the Company's credit facility.

        Arbor Street, LLC has an obligation of $506,116 at December 31, 1999 payable to the Michigan Housing Development Authority in connection with its investment in a low-income housing limited partnership.
        Payments are due on demand, but are expected to be funded as follows:

                           2000                                     $142,000
                           2001                                     $140,000
                           2002                                     $137,000
                           2003                                     $ 87,116
                                                                    --------
                           Total                                    $506,116
                                                                    ========

        Michigan BIDCO, Inc. issued $3,000,000 of 9% Convertible Senior Secured bonds due January 15, 2002. During 1999, $1,877,000 of the convertible bonds were retired, and there are now $1,123,000 of convertible bonds outstanding. The BIDCO may convert the bonds to common stock and has called for conversion or redemption effective March 31, 2000 the remaining outstanding bonds.

        During 1999 the Company issued $304,000 of Equity Conversion Notes. Pursuant to a commitment to the Federal Reserve Bank of Chicago, the notes will only be redeemed from the proceeds of the sale of additional common stock, or will be converted into common stock. The notes bear interest at the prime rate however all interest is deferred until maturity and are due upon demand provided that a sale of common stock has occurred. All of the equity conversion notes are held by related parties at December 31, 1999.

17.     Earnings per share
        Due to the net losses in 1999, 1998, and 1997 the stock options outstanding were considered anti-dilutive and are not included in earnings per share calculations. As a result, both basic and diluted earnings per share are equal to net loss divided by weighted average common shares outstanding.

        In February of 1998, the Company declared a 3 for 2 share stock split in the form of a dividend. Calculated fractional shares were paid in whole share amounts. All weighted average share numbers have been adjusted for this stock split.

                   UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997


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

                                            Total capital to        Tier 1 capital to          Tier 1 capital to
                                        risk-weighted assets     risk-weighted assets          to average assets
                                        --------------------     --------------------          -----------------
        Well capitalized                                 10%                       6%                          5%
        Adequately capitalized                            8%                       4%                          4%
        Undercapitalized                                  6%                       3%                          3%

        The Bank presently has an agreement with its regulators that no dividends will be declared without prior regulatory approval, and the tier 1 to average assets be at 7% or more.

        At year-end, actual capital levels of the bank (in millions) and minimum required levels to be well capitalized were:

         Total Capital to                        Tier 1 Capital to                        Tier 1 Capital to
         Risk-Weighted Assets                    Risk-Weighted Assets                     Average Assets
         --------------------                    --------------------                     --------------
         Regulatory   Actual    Actual           Regulatory  Actual   Actual          Regulatory    Actual   Actual
         Minimum      Ratio    Amount             Minimum    Ratio    Amount           Minimum      Ratio    Amount
         -------      -----    ------            ----------  ------   ------           -------      -----    ------
1999       10%        13.7%     $4.4                6%        12.4%    $4.0               5%         9.4      $4.0
1998       10%        13.1%     $4.4                6%        11.8%    $3.9               5%         7.2%     $3.9

        At year-end 1999, the Bank was categorized as `well capitalized'.


19.     Management's Plan Regarding Continuing Operations
        At December 31, 1999, University Bancorp had a retained deficit of $931,980 and recurring losses from operations for the past 3 years.

        Future operations of University Bancorp are intended to continue. Management has reviewed operating results, prepared projections of possible future results, performed other analyses of its operations to reduce operating costs and divested unprofitable subsidiaries. Management of the Company has developed a plan to improve earnings by divesting its unprofitable mortgage banking subsidiaries, growing the loan portfolio of the core banking operation in Ann Arbor to gain critical mass, and increasing money under management in the merchant banking division by forming a Small Business Investment Company. The Company's continued existence is dependent upon its ability to achieve profitable operations and maintain adequate capital levels.


20.     Fair Value of Financial Instruments
        The following methods and assumptions were used to estimate fair values for financial instruments. The carrying amount is considered to estimate fair value for cash and short-term instruments, demand deposits, short-term borrowings, accrued interest, and variable rate loans or deposits that reprice frequently and fully. Securities fair values are based on quoted market prices or, if no quotes are available, on the rate and term of the security and on information about the issuer. For fixed rate loans or deposits and for variable rate loan or deposits with infrequent repricing or repricing limits, the fair value is estimated by the discounted cash flow analysis using current market rates for the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analyses

                   UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1999, 1998, 1997


20. Fair Value of Financial Instruments (continued) or underlying collateral values, where applicable. Fair value of loans held for sale is based on market estimates. Fair value of mortgage servicing rights is estimated using discounted cash flows based on current market interest rates net of estimated costs of servicing loans. The fair value of debt is based on currently available rates for similar financing. The fair value of off-balance sheet items is based on the fees or cost that would normally be charged to enter into or terminate such agreements. Fair value of unrecognized financial instruments include commitments to extend credit and the fair value of letters of credit are considered immaterial

        The carrying amounts and fair values of the Company's financial instruments were as follows:

                                                                                       December 31, 1999
                                                                                 ------------------------------
                                                                                   Carrying            Fair
                                                                                    Amount             Value
                                                                                 -----------       ------------
        Financial Assets
        Cash and short term investments                                          $ 1,551,000       $  1,551,000
        Securities Available for sale                                              2,626,000          2,626,000
        Federal Home Loan Bank stock                                                 848,000            848,000
        Loans held for sale                                                          305,000            305,000
        Loans, net                                                                30,580,000         31,035,000
        Mortgage servicing rights                                                    704,000            755,000
        Accrued interest receivable                                                  234,000            234,000
        Mortgage subservicing rights                                                       0            672,000

        Financial Liabilities
        Deposits                                                                  32,051,000         32,005,000
        Mortgage escrow                                                                3,000              3,000
        Short term borrowings                                                      3,114,000          3,114,000
        Long term borrowings                                                       2,768,000          2,768,000
        Accrued interest payable                                                     240,000            240,000

                                                                                       December 31, 1998
                                                                                 ------------------------------
                                                                                   Carrying            Fair
                                                                                    Amount             Value
                                                                                 -----------       ------------
        Financial Assets
        Cash and short term investments                                          $ 9,246,000       $  9,246,000
        Securities Available for sale                                              2,946,000          2,946,000
        Federal Home Loan Bank stock                                                 848,000            848,000
        Loans held for sale                                                       11,863,000         12,007,000
        Loans, net                                                                23,193,000         23,452,000
        Mortgage servicing rights                                                    948,000            950,000
        Accrued interest receivable                                                  116,000            116,000

        Financial Liabilities
        Deposits                                                                  43,220,000         43,364,000
        Mortgage escrow                                                              141,000            141,000
        Short term borrowings                                                        277,000            277,000
        Long term borrowings                                                       1,196,000          1,196,000
        Drafts Payable                                                             5,065,000          5,065,000
        Accrued interest payable                                                     415,000            415,000

                   UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1999, 1998, AND 1997

21.     Segment Reporting
        The Company's operations include three primary segments: banking, merchant banking and mortgage banking. Through its banking subsidiary's branch in Ann Arbor, the Company provides traditional community banking services such as accepting deposits, making loans, and providing cash management services to individuals and local businesses. Merchant banking is conducted through Michigan BIDCO, which makes loans to growing businesses. As additional consideration for the loans it makes, BIDCO typically receives equity or options in each business. Mortgage banking activities includes wholesale mortgage lending, retail mortgage and servicing of residential mortgage loans for others. The wholesale operations which were conducted through Varsity Mortgage and Varsity Funding were sold in 1999 and the Company discontinued its wholesale activities.

        The Company's three reportable segments are strategic business units that are separately managed as they offer different products and services and have different marketing strategies. In addition, each of the merchant banking segment and mortgage banking segment service a different customer base than the banking segment.

        The segment financial information provided below has been derived from the internal profitability reporting system used by management to monitor and manage the financial performance of the Company. The accounting policies of the three segments are the same as those described in the summary of significant accounting principles. The Company evaluates segment performance based on profit or loss before income taxes, not including nonrecurring gains and losses. Except for the subsidiary corporations which operate independently such as Varsity Mortage, Varsity Funding and Midwest Loan Services, certain indirect expenses have been allocated based on actual volume measurements and other criteria, as appropriate. The Company accounts for intersegment revenue and transfers at current market prices.

        Information about reportable segments for the year ended December 31, 1999 follows:

       -----------------------------------------------------------------------------------------------------
                                                              Mortgage          Merchant
                                               Banking         Banking          Banking          Totals
       -----------------------------------------------------------------------------------------------------
        Interest revenue                      $ 2,642,275      $  570,403         $  190,669   $ 3,403,347
        Other  non-interest income                282,600       2,874,491            897,036     4,054,127
        Interest expense                        1,488,019         366,817            111,725     1,966,561
        Provision for loan losses                  90,000           2,648                  -        92,648
        Salaries, wages & benefits                888,497       1,829,907            192,728     2,911,132
        Occupancy                                 262,116         136,392             10,105       408,613
        Data processing                           285,817          82,877              7,750       376,444
        Advertising                               116,101          28,292              2,545       146,938
        Legal and audit                           191,663         215,885             16,086       423,633
        Other operating expense                   306,117       1,504,752            203,592     2,014,461
        Income before tax expense                (703,454)       (722,676)           543,174      (882,956)
        Income tax expense (benefit)             (206,213)          7,706            231,031        32,524
        Segment profit                           (497,241)       (730,382)           312,143      (915,480)
        Segment assets                         35,997,640       1,596,457          3,228,441    40,822,538
        Capital expenditures                      195,409          39,626              7,681       242,716
        Depreciation and amortization             200,975          80,990              7,750       289,715
       -----------------------------------------------------------------------------------------------------

                   UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997




21.     Segment Reporting (continued)
        The For the year ended December 31, 1998:

       -----------------------------------------------------------------------------------------------------
                                                               Mortgage
                                                Banking        Banking           Other           Totals
       -----------------------------------------------------------------------------------------------------
        Interest revenue                       $ 1,990,344    $ 2,020,265           $      0   $ 4,010,609
        Other  revenue  ---  external              554,058      2,670,651            128,219     3,352,928
                Customers
        Interest expense                         1,089,537      1,269,149                  0     2,358,686
        Other operating expense                  5,590,558      1,992,197                  0     7,582,755
        Depreciation and amortization              225,618         95,657                  0       321,275
        Other significant non-cash items:
        Provision for loan losses                   82,500         35,933                  0       118,433
        Net gain on sale of loans                        0      2,620,971                        2,620,971
        Impairment of mortgage
                servicing rights
        Income tax expense                        (198,592)                                0      (198,592)
        Segment profit                            (779,430)       453,162            128,219      (198,049)
        Segment assets                          23,844,259     30,033,543            657,756    54,535,558
        Expenditures for additions to               51,437         29,172                  0        80,609
                Premises
       -----------------------------------------------------------------------------------------------------

        Amounts presented in the "other" column reflect the Company's investment in Michigan BIDCO. Segment profit is measured before allocation of corporate overhead and income tax expense. Transactions between segments are reported at cost (fair value). As discussed in Note 2, the Company sold Varsity Mortgage and Varsity Funding during 1999. These subsidiaries comprised a large portion of the mortgage banking activity. Mortgage banking activities includes wholesale mortgage lending, retail mortgage lending and servicing of residential mortgage loans for others.

                   UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 1999 And 1998


21.    University Bancorp (Parent Company Only) Condensed Financial Information

                             CONDENSED BALANCE SHEET


                                                                 December 31,              December 31,
                                                                      1999                     1998
                                                                 ------------               ------------
       ASSETS
       Cash and cash equivalents                                  $   15,834                $   33,702
       Securities available for sale                                     233                    20,328
       Michigan BIDCO senior convertible debentures                       --                    67,977
       Investment in subsidiary Bank                               2,885,704                 3,736,157
       Investment in Michigan BIDCO                                   73,397                        --
       Tax Assets                                                         --                    78,890
       Other Assets                                                    3,584                     2,458
                                                                  ----------                ----------
          Total Assets                                            $2,978,752                $3,939,512
                                                                  ==========                ==========

       LIABILITIES AND SHAREHOLDERS' EQUITY
       Notes payable                                              $  998,000                $  826,000
       Accounts payable                                                5,293                    13,325
       Accrued interest payable                                       25,000                    15,654
       Tax Liabilities                                                    79                        --
                                                                  ----------                ----------
          Total Liabilities                                        1,028,372                   854,979
       Stockholders Equity                                         1,950,380                 3,084,533
                                                                  ----------                ----------
          Total Liabilities and Stockholders Equity               $2,978,752                $3,939,512
                                                                  ==========                ==========


                         CONDENSED STATEMENTS OF INCOME

                                                                1999             1998            1997
                                                             ----------        ---------      ---------
       Income:
          Interest & dividends on investments                 $  22,133        $  21,190      $  20,048
          Net security gains                                    (16,102)          97,993         41,155
          Other income                                              355           59,743             88
                                                              ---------        ---------      ---------
                      Total Income                                6,386          178,926         61,291
       Expense:
          Interest                                               78,392           88,894        108,195
          Salaries & benefits                                     1,544           35,509          1,866
          ESOP contributions                                     50,282           53,595         37,818
          Public listing                                         24,126           23,806         59,123
          Audit & legal                                         184,251           23,749         47,519
          Other taxes                                             1,986            2,634          2,507
          Occupancy & other miscellaneous                         5,229           14,682         19,106
                                                              ---------        ---------      ---------
                      Total Expense                             345,810          242,869        276,133

                   UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 1999 And 1998


21.    University Bancorp (Parent Company Only) Condensed Financial Information

       (continued)

       Income (loss) before federal income taxes
           (benefit) and equity in undistributed
           net income (loss) of subsidiaries                                (339,424)              (63,943)             (214,842)
       Federal income taxes (benefit)                                         38,659                    --               (70,472)
                                                                         -----------           -----------           -----------
       Income (loss) before equity in
            undistributed net income of subsidiaries                        (378,083)              (63,943)             (144,370)
       Equity in undistributed net income (loss)
            of subsidiaries                                                 (345,642)             (737,348)           (1,236,685)
                                                                         -----------           -----------           -----------

       Net Loss from continuing operations                                  (723,725)             (801,291)           (1,381,055)

       Discontinued Operations:
            Income (loss) from Varsity Mortgage and
            Varsity Funding)                                                (191,755)              603,242               262,131
                                                                         -----------           -----------           -----------

       Net Loss                                                          $  (915,480)          $  (198,049)          $(1,118,924)
                                                                         ===========           ===========           ===========

                   UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                   Notes To Consolidated Financial Statements
                           December 31, 1999 And 1998


21. University Bancorp (Parent Company Only) Condensed Financial Information (continued)

                        CONDENSED STATEMENT OF CASHFLOWS


                                                                                                For Year Ended
                                                                                  1999               1998               1997
                                                                              -----------        -----------        ------------
     Reconciliation of net income (loss) to net cash used in
     operating activities:
       Net Income (Loss)                                                      $  (915,480)       $  (198,049)       $(1,117,924)
       Contribution to ESOP                                                        50,282             53,595             37,818
       Loss(gain) on sale of investments                                           16,102            (97,993)           (41,155)
       Decrease/(Increase) in receivable from affiliate                                 0            790,572            675,465
       Decrease/(Increase) in other assets                                         67,675              7,408           (660,594)
       Increase(Decrease) in accounts payable                                      (8,032)               195              5,175
       Increase(Decrease) in other liabilities                                      9,346           (938,635)           (90,022)
       Decrease(Increase) investment in Michigan BIDCO                            (19,955)                 0                  0
       Decrease(Increase) investment in subsidiaries                              364,772            222,771            920,576
                                                                              -----------        -----------        -----------
          Net cash provided by (used in) operating activities                    (435,290)          (160,136)          (270,661)
                                                                              -----------        -----------        -----------

     Cash flow from investing activities:
       Subsidiary dividends received                                                    0                  0                  0
       Contributions of capital to subsidiary                                           0                  0           (350,000)
       Advances to Michigan BIDCO                                                       0            157,436                  0
       Purchase of available for sale securities                                        0            (50,000)           (55,309)
       Proceeds from sale of available for sale securities
       and BIDCO debentures                                                        74,550            179,497            166,498
                                                                              -----------        -----------        -----------
          Net cash provided by (used in) investing activities                      74,550            286,933           (238,811)
                                                                              -----------        -----------        -----------

     Cash flow from financing activities:
       Principal payment on notes payable                                        (132,000)           (96,687)           (39,812)
       Issuance of equity conversion bonds                                        304,000                  0                  0
       Proceeds from sale of common stock                                               0                  0            551,410
       Purchase of treasury stock                                                       0            (38,084)            (1,563)
       Capital increase from buy-out of minority interest in BIDCO                170,872                  0                  0
                                                                              -----------        -----------        -----------
          Net cash provided by (used in) financing activities                     342,872           (134,771)           510,035
                                                                              -----------        -----------        -----------

          Net changes in cash and cash equivalents                                (17,868)            (7,974)               563

     Cash and cash equivalents:
       Beginning of year                                                           33,702             41,676             41,113
                                                                              -----------        -----------        -----------

       End of period                                                          $    15,834        $    33,702        $    41,676
                                                                              ===========        ===========        ===========

     Supplemental disclosure of cash flow information:
       Cash paid during the year for:
       Interest                                                               $    69,046        $   88,699         $    92,736
       Income Tax                                                                  38,659                 0                   0

ITEM 8. -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements provided pursuant to this item are listed under Item 14(a) below and appear beginning on page 57.

ITEM 9. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

         None.

PART III.

ITEM 10. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is incorporated by reference herein from the portions of the Company's Proxy Statement for its 2000 Annual Meeting (the "Proxy Statement") to be under the captions:

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

         Certain Relationships and Related Transactions

PART IV.

ITEM 14. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORT ON FORM 8-K

         (a) (1) Index of Financial Statements: The following financial statements are filed as part of this Report:

                  Audited consolidated balance sheets as of December 31, 1999 and December 31, 1998, and consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1999, 1998 and 1997, of the Company.

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

                  10.9 Purchase and Sale Agreement, dated November 1, 1995, concerning Common Stock of Midwest Loan Services, Inc., among its shareholders and University Bank and Newberry Bancorp, Inc (incorporated by reference to
Exhibit 10.16 of the 1995 10-K).

                  10.10 Equity Conversion Note Agreements, between various related parties and University Bancorp, Inc. (incorporated by reference to Exhibit 10.15 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 (the "September 30, 1999 10-Q"))

                  10.10.1 Equity Conversion Note Agreements, between various related parties and University Bancorp, Inc.

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


                              UNIVERSITY BANCORP, INC.


                              By:       /s/Stephen Lange Ranzini
                                        ----------------------------
                                        Stephen Lange Ranzini,
                                        President, Chief Executive
                                          Officer and
                                        Chief Accounting Officer


                              Date: March 30, 2000
                                   ---------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      Signature                        Title                        Date
      ---------                        -----                        ----
/s/Stephen Lange Ranzini       Director, President,            March 30, 2000
------------------------       Chief Executive Officer,
Stephen Lange Ranzini          Chief Accounting Officer

/s/Joseph L. Ranzini           Director, Secretary,            March 30, 2000
------------------------       Chairman
Joseph L. Ranzini

/s/Keith Brenner               Director                        March 30, 2000
------------------------
Keith E. Brenner

/s/Mildred Lange Ranzini       Director                        March 30, 2000
------------------------
Mildred Lange Ranzini

/s/Michael Talley              Director                        March 30, 2000
------------------------
Michael Talley

/s/Robert Goldthorpe           Director                        March 30, 2000
------------------------
Robert Goldthorpe

/s/Dr. Joseph L. Ranzini       Director                        March 30, 2000
------------------------
Dr. Joseph Lange Ranzini

/s/Paul Lange Ranzini          Director                        March 30, 2000
------------------------
Paul Lange Ranzini

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

10.9     Purchase and Sale Agreement, dated November 1, 1995, concerning Common
         Stock of Midwest Loan Services, Inc., among its shareholders and University Bank and Newberry Bancorp, Inc (incorporated by reference to
         Exhibit 10.16 of the
         1995 10-K).

10.10 Equity Conversion Note Agreements, between various related parties and University Bancorp, Inc. (incorporated by reference to Exhibit 10.15 of the September 30, 1999 10-Q).

10.10.1  Equity Conversion Note Agreements, between various
         related parties and University Bancorp, Inc.                                93

(21)     Subsidiaries of Registrant.                                                 95

(27)     Financial Data Schedule                                                     96