Form 10-K405/A
period 1999-12-31
UNIVERSITY BANCORP INC /DE/
filed 2000-04-06
CIK 811211

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K/A
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   for the fiscal year ended December 31, 1999
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from              to
                                      ------------    -----------

                         Commission file number 0-16023

                            UNIVERSITY BANCORP, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                          38-2929531
         --------                                          ----------
(State or other jurisdiction of                 (I.R.S. Employer incorporation)
      Identification No.)

959 Maiden Lane, Ann Arbor, Michigan                         48105
------------------------------------                       ----------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code (734) 741-5858
                                                    -------------

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
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the average bid and asked price for the Registrant's Common Stock on March 17, 2000, as reported by NASDAQ, was approximately $917,481.

* The number of shares outstanding of the Registrant's Common Stock as of March 17, 2000: 2,012,801 shares.

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

                               page 1 of 93 pages
                 Exhibit index on sequentially numbered page 88

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

         We generally sell on a continuous basis the servicing rights to the loans originated for the secondary market, although our mortgage subservicing subsidiary, Midwest Loan Services (see below) does retain the servicing rights on the loans it originates. In December 1998, we sold the bulk of a small portfolio of mortgage servicing rights owned by the Bank.

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



                                    Year            Owned or
Office Location                     Opened          Leased              Cost
--------------------------------------------------------------------------------

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

         The following table discloses certain information regarding securities we hold, the amortized cost of which exceeded more than 10% of stockholders' equity as of December 31, 1999:



                                            Final       Market         Amortized
Issuer                     Coupon   Yield   Maturity     Value              Cost
------                     ------   -----   --------     -----           -------

FHLBI equity (1)           VAR      8.00%    None       848,400           848,400
FNMA CMO93-205H (2)        PO       4.15%    9/25/23  1,368,029         1,735,960
US Treasury Strip          PO       5.33%    2/15/27    342,000           480,036
FHLMC Note (3)             6.60%    6.89%    4/20/09    461,000           490,195
Toll Road Invest (4)       0%       6.91%    2/15/10    453,120           503,240

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

        The following table shows market share of deposits for Washtenaw County by financial institution for June 1999, June 1998 and June 1997, from the FDIC's 1999 annual branch deposit survey and NCUA FOIA data:

         WASHTENAW COUNTY FINANCIAL INSTITUTION DEPOSITS:



                                            1999              1998             1997

Great Lakes Bancorp                         17.8%             16.2%             18.9%
National City Bank                          12.8%             14.4%             15.6%
Bank One                                    11.1%              9.5%             10.2%
Comerica Bank                               10.7%              9.8%             10.1%
Key Bank                                     7.3%              7.1%              7.4%
Ann Arbor Commerce Bank                      4.5%              3.6%              3.0%
Standard Federal FSB                         4.2%              4.1%              4.8%
Flagstar Bank FSB                            4.0%              1.9%              1.4%
University of Michigan CU                    3.5%              2.9%              3.0%
Chelsea State Bank                           3.3%              3.1%              3.3%
Citizens Bank                                3.2%              3.3%              3.6%
Huron River Area CU                          3.0%              2.5%              2.7%
Bank of Ann Arbor                            2.8%              2.2%              1.2%
Michigan Natl Bank                           2.5%              2.3%              2.5%
Republic Bank                                2.3%             11.1%              5.9%
Midwest Financial CU                         2.0%              1.7%              1.9%
Automotive FCU                               1.4%              1.2%              1.3%
University Bank                              0.9%              1.0%              1.1%
United Bank & Trust                          0.9%              0.0%              0.0%
Charter One FSB                              0.7%              0.6%              0.7%
5 Credit Unions, 2 Banks                     1.2%              1.4%              1.3%
Total Deposits (billions)                 $3.865            $4.060            $3.604


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

         Since year-end 1996, the BIDCO has pursued a strategy of liquidating its existing investment portfolio to raise cash for two purposes: the buyout of some of the original minority investors in the BIDCO, and options in expanding its funds under management through other government agency economic development programs:

         * formation of a Small Business Investment Company
         * expansion of the Foundation's funds under management

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

         REGULATION

         We are extensively regulated under federal law and state laws. Federal and state laws and regulations generally applicable to financial institutions and their holding companies regulate, among other things:

         * the scope of business;
         * investments;
         * reserves against deposits;
         * capital levels relative to operations;
         * lending activities and practices;
         * the nature and amount of collateral for loans;
         * the establishment of branches;
         * mergers, acquisitions and consolidations;
         * dividends;
         * internal controls

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

         The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 allowed individual states to "opt-out" of interstate branching authority by enacting appropriate legislation prior to June 1, 1997. Michigan did not opt out, and now permits both U.S. and non-U.S. banks to establish branch offices in Michigan. The Michigan Banking Code permits, in appropriate circumstances and with the approval of the Commissioner:

    - the acquisition of all or substantially all of the assets of a Michigan-chartered bank by an FDIC-insured bank, savings bank, or savings and loan association located in another state;
    - the acquisition by a Michigan-chartered bank of all or substantially all of the assets of an FDIC-insured bank, savings bank or savings and loan association located in another state;
    - the consolidation of one or more Michigan-chartered banks and FDIC-insured banks, savings banks or savings and loan associations located in other states having laws permitting this consolidation, with the resulting organization chartered by Michigan;
    - the establishment by a foreign bank, which has not previously designated any other state as its home state under the International Banking Act of 1978, of branches located in Michigan
    - the establishment or acquisition of branches in Michigan by FDIC-insured banks located in other states, the District of Columbia or U.S. territories or protectorates having laws permitting Michigan-chartered banks to establish branches in these jurisdictions.

Further, the Michigan Banking Code permits, upon written notice to the
Commissioner:

    - the acquisition by a Michigan-chartered bank of one or more branches, not comprising all or substantially all of the assets, of an FDIC-insured bank, savings bank or savings and loan association located in another state, the District of Columbia, or a U.S. territory or protectorate;
    - the establishment by Michigan-chartered banks of branches located in other states, the District of Columbia, or U.S. territories or protectorates; and
    - the consolidation of one or more Michigan-chartered banks and FDIC-insured banks, savings banks or savings and loan associations located in other states, with the resulting organization chartered by one of the other states.

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

CERTAIN FINANCIAL INFORMATION
for the years ended December 31, 1999, 1998 and 1997 (in $000s)(1)(2):



Revenues:                                            1999              1998             1997

         Banking
                  Mortgage banking                     139               809              882
                  Retail banking                     2,899             2,365            3,467
                  Midwest Loan Services                901               958              713
                  Varsity (2)                        2,292             5,674            4,802
         Merchant Banking (3)                        1,091
         Corporate Office                                6               179               61
                                                     -----             -----            -----
         Total                                       7,328             9,985            9,925
         Michigan BIDCO (1)                          1,333               991              624
Expenses:
         Banking
                  Mortgage banking                     457               974              759
                  Retail banking                     3,478             3,148            4,954
                  Midwest Loan Services                901               943              808
                  Varsity (2)                        2,484             5,073            4,539
         Merchant Banking (3)                          545
         Corporate Office                              346               243              276
                                                     -----             -----            -----
         Total                                       8,211            10,381           11,336
         Michigan BIDCO (1)                            619               634              864
Pre-tax income:
         Banking
                  Mortgage banking                    (318)             (165)             123
                  Retail banking                      (579)             (783)          (1,487)
                  Midwest Loan Services                  -                15              (95)




         Varsity (2)                                  (192)              601              263
         Merchant Banking (3)                          546
         Corporate Office                             (340)             ( 64)            (215)
                                                     -----             -----            -----
         Total                                        (883)             (396)          (1,411)
         Michigan BIDCO (1)(3)                         714               357              (55)

Assets, at Dec. 31, 1999, 1998 and 1997:
         Banking
                  Retail banking &
                    Mortgage banking                35,496            40,704           39,084
                  Midwest Loan Services              1,596             1,387            1,340
                  Varsity                                -            12,242           15,902
         Merchant Banking (3)                        3,262
         Corporate Office                              116               203            1,203
                                                     -----             -----            -----
         Total                                      40,470            54,536           57,529
         Michigan BIDCO (3)                              -             5,327            5,684

Liabilities and Stockholders' Equity,
at Dec. 31, 1999, 1998 and 1997 (in thousands):
         Banking                                      1999              1998             1997
                  Retail banking
                    & Mortgage banking              37,136            41,375           39,929
                  Midwest Loan Services                579               363              334
                  Varsity                                -            11,942           15,502
         Merchant Banking (3)                        1,743
         Corporate Office                            1,012               855            1,764
         Total                                      40,470            54,536           57,529
         Michigan BIDCO (3)                              -             5,327            5,684

Intersegment Information, at Dec. 31, 1998, 1997 and 1996:
         Assets:
                  Retail banking
                   & Mortgage banking               (1,640)             (672)            (845)
                  Midwest Loan Services              1,017             1,024            1,006
                  Varsity                                -               300              400
         Merchant Banking (3)                        1,519
         Corporate Office                             (896)             (652)            (561)
         Michigan BIDCO (3)                              -                 -                -



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

ITEM 6. - SELECTED FINANCIAL DATA

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                 SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
                  (Dollars in Thousands Except Per Share Data)


                                                1999         1998         1997         1996         1995

SUMMARY OF OPERATIONS (1)
Interest income                                 $3,403       $4,011       $4,736       $3,724       $2,379
Interest expense                                 1,966        2,359        3,208        2,733        1,845
Net interest income                              1,437        1,652        1,528          991          534

Provision for loan losses                           93          118          260          191           17
Net interest income after
  provision for loan losses                      1,344        1,534        1,268          800          517

Net gain (loss) on investments                     (15)          98            8          399           56
Profit from investment
  in Michigan BIDCO (2)                            315          128          (55)          50           95
Other non-interest income                        3,754        5,748        5,236        2,770          631
Non-interest expense                             6,281        7,904        7,868        4,915        1,699

Income (loss) before income tax                   (883)        (396)      (1,411)        (896)        (402)
Income tax expense (benefit)                        32         (198)        (293)        (359)        (107)

Net income (loss) from
  continuing operations                           (724)        (801)      (1,381)        (739)        (262)
Net income (loss)                                 (915)        (198)      (1,118)        (537)        (295)

SELECTED YEAR END BALANCES
Total assets                                    40,883       54,536       57,529       78,366       38,275
Loans receivable, net                           30,580       23,193       27,715       20,669        8,954
Loans held for sale                                305       11,863       18,157       30,534        7,983
Cash, cash equivalents
  and securities                                 5,918       13,040        4,357       19,898       15,028
Deposits                                        32,051       43,220       45,267       49,941       20,745
Note payable                                       694          826          923          963        1,000
FHLB advances                                        -            -            -            -       10,000
Minority interest                                  506          205          201          201          201
Stockholders' equity                             1,950        3,083        3,398        3,913        4,651

SHARES OUTSTANDING AND PER SHARE DATA (3)
Common shares, year-end                          2,013        1,989        1,984        1,943        1,914
Weighted average shares, year                    1,994        1,991        1,922        1,866        1,802
Cash dividends                                       -            -            -            -            -
Net income (loss) from
  continuing operations                         ($0.36)      ($0.40)      ($0.72)      ($0.40)      ($0.15)
Net income (loss)                               ($0.46)      ($0.10)      ($0.58)      ($0.29)      ($0.17)
Book value                                       $0.97        $1.55        $1.81        $2.01        $2.43

SELECTED RATIOS
Net avg. interest rate spread                   2.98%        2.96%        3.43%        2.09%          1.09%
Net yield on average
  earning assets                                3.42%        3.48%        3.07%        2.17%          1.69%
Return on average assets                       (1.92%)      (0.35%)      (1.76%)      (1.08%)        (0.84%)
Return on average equity                      (36.38%)      (6.22%)     (29.23%)     (13.85%)        (6.94%)
Avg. equity to asset ratio                      5.28%        5.79%        5.76%        7.77%         12.14%


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

WE MAY NEED ADDITIONAL CAPITAL

     We may need additional capital in the future to support the Bank's growth or operating losses. Additional capital beyond:

      * our present capital
      * the capital which may be provided by future rights offerings
      * the capital which may be provided by future private placements
      * any amounts likely to be generated by our operations over the next several years may be necessary if we continue to lose money, or if we want to expand our operations. Funds necessary to finance this expansion might not be available. Regulatory capital requirements and borrowing restrictions that apply to us may also have the effect of constraining future growth. If we sell additional equity securities to finance future expansion, this sale could result in significant dilution to the interests of persons who own our common stock

GOVERNMENT REGULATION, FISCAL AND MONETARY POLICY AFFECT US AND THE BANKING INDUSTRY

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

         The BIDCO has called for conversion, its remaining convertible bonds, effective March 31, 2000. If all bonds all converted into common stock of the BIDCO, our ownership of the BIDCO will drop from 80.11% to 27.08%, and the BIDCO's results will no longer be consolidated into our results. Also, management is exploring a restructuring of the Bank's investment in the BIDCO. The board of directors of Michigan BIDCO have approved an offer to purchase the Bank's shares in the BIDCO for:
      * a cash payment of approx. $1,141,417 (the Bank's pro rata interest in the BIDCO's book value at 3/31/00)
      * payment of 27.08% of any amount received by BIDCO from Village Cable
            TV above $363,150
      * a cash payment for taxes due (when calculated)
      * participation of 27.08% of any amount received from the Pay-it!(TM) patent in cash or shares.
      * the management contract for the SBIC, if and when formed will pass to the Bank's investment subsidiary.
      * when, and if SBIC is formed, the management contract for Foundation will pass to the Bank's investment subsidiary.
      * if and when the SBIC is formed, the Bancorp will issue $461,875 worth of shares of Company common stock to the BIDCO shareholders as compensation for the SBIC contract.

         The BIDCO together with the National Center for Manufacturing
Sciences have submitted a patent application for a method of transferring money in a secure fashion over the internet using an email file attachment. They have executed a licensing agreement covering a core technology used in the money transfer technology from ASPSecure.com, and are negotiating an agreement to form a company called pay-it.net to commercialize the technology under the name Pay-it!(TM)

THE YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEARS ENDED DECEMBER 31, 1998 AND 1997

SUMMARY OF RESULTS OF OPERATIONS

         Our net loss from continuing operations was $723,725 in 1999, $801,291 in 1998 and $1,381,055 in 1997. Earnings (loss) per share from continuing operations for 1999, 1998 and 1997 were $(0.36), $(0.40) and $(0.72), respectively. Including both continuing operations and discontinued operations, our net loss was $915,480 in 1999, $198,049 in 1998 and $1,117,924 in 1997.

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

         In the following table, non-accrual loans are included in the average balances. The table presents, for the periods and dates indicated, the average balances (all averages are calculated using monthly averages) of, the interest earned or paid on, and the weighted average yield earned or rate paid on, our interest-bearing assets and liabilities:



                                                                        Net Interest Income

                                                   At         -------------------------------------------
                                                31-Dec-99                            1999
                                              -------------   -------------------------------------------
                                                 Average           Average         Interest      Average
                                                  Yield            Balance          Inc(Exp)      Yield
Interest Earning Assets:
     Loans:
          Commercial                              9.36%          10,991,176        1,100,049       10.01%
          Real Estate Construction                9.69%           1,251,077          120,269        9.61%
          Real Estate Mortgage                    8.29%          18,142,245        1,317,127        7.26%
          Installment/Consumer                    9.56%           4,115,908          404,801        9.84%
                                                  ----          -----------       ----------       -----
     Total Loans                                  8.91%          34,500,406        2,942,246        8.53%

     Investment Securities(1)                     6.07%           3,482,913          197,367        5.67%
     Federal Funds & Bank Deposits                5.26%           1,177,852           54,981        4.67%
                                                  ----          -----------       ----------       -----
          Total Interest Bearing Assets           8.61%          39,161,171        3,194,594        8.16%

Interest Bearing Liabilities:
     Deposit Accounts:
         Now/Super-Now                            3.14%           3,169,317          100,543        3.17%
         Savings                                  2.00%             225,017            4,799        2.13%
         Time                                     6.13%          18,992,483        1,071,991        5.64%
         Borrowed Funds                           5.72%           1,751,173          111,245        6.35%
         Money Market Accts                       4.39%          11,747,329          487,866        4.15%
                                                  ----          -----------       ----------       -----
          Total                                   4.83%          35,885,319        1,776,444        4.95%

     BIDCO Debt                                   9.00%           1,793,542          111,725        6.23%
     Holding Company Debt                         9.75%             757,285           78,392       10.35%
                                                  ----          -----------       ----------       -----
          Total Interest Bearing
               Liabilities                        5.40%          38,436,146        1,966,561        5.12
                                                  ----          -----------       ----------       -----
Net Earning Assets, net interest
   income, and interest rate spread               3.21%             725,025        1,228,033        3.04%

Net yield on interest-earning assets              3.38%                                             3.14%





                                                  --------------------------------      -------------------------------------
                                                                1998                                         1997
                                                  --------------------------------      -------------------------------------
                                                   Average     Interest    Average       Average         Interest    Average
                                                   Balance     Inc(Exp)     Yield        Balance         Inc(Exp)     Yield

Interest Earning Assets:
     Loans:
          Commercial                               9,680,308   1,010,205     10.44%      12,051,647       1,092,970     9.07%
          Real Estate Construction                   644,430      65,269     10.13%         828,157          65,665     7.93%
          Real Estate Mortgage                    22,419,974   1,726,338      7.70%      21,723,711       2,183,233    10.05%
          Installment/Consumer                     4,590,026     464,041     10.11%       4,786,743         471,542     9.85%
                                                  ----------  ----------     -----      -----------      ----------    -----
     Total Loans                                  37,334,738   3,265,853      8.75%      39,390,258       3,813,410     9.68%

     Investment Securities(1)                      1,796,853     154,648      8.61%       2,272,225         305,966    13.47%
     Federal Funds & Bank Deposits                 2,255,064     123,810      5.49%       5,498,798         355,151     6.46%
                                                  ----------  ----------     -----      -----------      ----------    -----
          Total Interest Bearing Assets           41,386,655   3,544,311      8.56%      47,161,281       4,474,527     9.49%

Interest Bearing Liabilities:
     Deposit Accounts:
         Now/Super-Now                             2,956,611     118,622      4.01%       3,360,913         156,902     4.67%
         Savings                                     158,350       3,900      2.46%         572,551          13,745     2.47%
         Time                                     24,238,176   1,444,236      5.96%      27,885,534       1,672,477     6.00%
         Borrowed Funds                            1,481,112      85,604      5.78%       3,256,164         424,419    13.03%
         Money Market Accts                       13,218,519     617,431      4.67%      16,686,401         832,345     4.99%
                                                  ----------  ----------     -----      -----------      ----------    -----
             Total                                42,052,768   2,269,793      5.40%      51,761,563       3,099,888     5.99%

     BIDCO Debt
     Holding Company Debt                            884,764      88,893     10.05%         937,363         108,195    11.54%
                                                  ----------  ----------     -----      -----------      ----------    -----
          Total Interest Bearing
               Liabilities                        42,937,532   2,358,686      5.49%      52,698,926       3,208,083     6.09%
                                                  ----------  ----------  --------      -----------      ----------    -----
Net Earning Assets, net interest
   income, and interest rate spread               (1,550,877)  1,185,625      3.07%      (5,537,645)      1,266,444     3.43%

Net yield on interest-earning assets                                          2.86%                                     3.07%




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



                                       Rate/Volume Analysis


                                       -----------------------------------------   ----------------------------------------
                                                          1999                                      1998
                                       -----------------------------------------   ----------------------------------------
                                          Volume          Rate           Total        Volume        Rate           Total

Interest Income
     Loans:
          Commercial                      136,798        (46,954)        89,844      (215,058)      132,293        (82,765)
          Real Estate Construction         61,443         (6,443)        55,000       (14,568)       14,172           (396)
          Real Estate Mortgage           (329,385)       (79,826)      (409,211)      417,403      (669,584)      (252,181)
          Installment/Consumer            (47,932)       (11,307)       (59,240)      (19,379)       11,877         (7,502)
                                       ----------     ----------     ----------    ----------    ----------     ----------
     Total Loans                         (179,077)      (144,530)      (323,607)      168,398      (511,242)      (342,844)

     Investment Securities                108,773        (66,054)        42,719       (64,011)      (87,307)      (151,318)
     Federal Funds                        (59,142)        (9,687)       (68,829)     (209,503)      (21,838)      (231,341)
                                       ----------     ----------     ----------    ----------    ----------     ----------
Total Interest Income                    (129,446)      (220,271)      (349,717)     (105,116)     (620,387)      (725,503)

Interest Bearing Liabilities:
     Deposit Accounts:
         Now/Super-Now                      8,534        (26,613)       (18,079)      (18,875)      (19,406)       (38,281)
         Savings                            1,642           (743)           899        (9,851)            6         (9,845)
         Time                            (312,566)       (59,679)      (372,245)     (218,756)       (9,485)      (228,241)
         Borrowed Funds                    15,609         10,032         25,641      (167,648)     (171,167)      (338,815)
         Money Markets                    (68,719)       (60,846)      (129,565)     (172,984)      (41,930)      (214,914)
                                       ----------     ----------     ----------    ----------    ----------     ----------
     Total Deposit Interest Expense      (355,500)      (137,849)      (493,349)     (588,114)     (241,982)      (830,096)

     BIDCO Debt                           111,725              0        111,725
     Holding Company Debt                 (12,808)         2,307        (10,501)       (6,071)      (13,231)       (19,302)
                                       ----------     ----------     ----------    ----------    ----------     ----------
          Total Interest Expense         (256,582)      (135,543)      (392,125)     (594,185)     (255,213)      (849,398)
                                       ----------     ----------     ----------    ----------    ----------     ----------
Net Interest Income                       127,136        (84,729)        42,408       489,069      (365,174)       123,895
                                       ==========     ==========     ==========    ==========    ==========     ==========




                                                   ---------------------------------------------
                                                                         1997
                                                   ---------------------------------------------
                                                         Volume          Rate            Total
Interest Income
     Loans:
          Commercial                                     648,516       (153,899)         494,617
          Real Estate Construction                        61,778         (9,247)          52,531
          Real Estate Mortgage                           171,746        342,115          513,861
          Installment/Consumer                           225,152        (32,174)         192,978
                                                   -------------   ------------    -------------
     Total Loans                                       1,107,192        146,795        1,253,987

     Investment Securities                              (480,798)       162,910         (317,888)
     Federal Funds                                        33,805         42,681           76,486
                                                   -------------   ------------    -------------
Total Interest Income                                    660,199        352,386        1,012,585

Interest Bearing Liabilities:
     Deposit Accounts:
         Now/Super-Now                                   123,396        (12,072)         111,324
         Savings                                         (26,225)       (11,888)         (38,113)
         Time                                            173,925        (39,356)         134,569
         Borrowed Funds                                 (322,098)       212,017         (110,081)
         Money Markets                                   415,466        (60,123)         355,343
                                                   -------------   ------------    -------------
     Total Deposit Interest Expense                      364,464         88,578          453,042

     BIDCO Debt
     Holding Company Debt                                 (3,526)        25,854           22,328
                                                   -------------   ------------    -------------
          Total Interest Expense                         360,938        114,432          475,370
                                                   -------------   ------------    -------------
Net Interest Income                                      299,261        237,954          537,215
                                                   =============   ============    =============


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

         Including both continuing operations and discontinued operations, the provision for loan losses in 1999 was $92,648, a decrease of $17,407 from the 1998 level, which in turn was a decrease of $149,945 from the 1997 level of $260,000. Loans charged off net of recoveries were $19,064, $180,385 and $36,830 in 1999, 1998 and 1997, respectively. The allowance for possible loan losses totaled $532,585, $459,001 and $520,953 at the end of 1999, 1998 and 1997,
respectively.

         A summary of loan loss expense for the Bank for the years indicated is presented below:

                    Analysis of the Allowance for Loan Losses
                                ($ in thousands)


                                                    Years Ending December 31,
                                                    -------------------------
                                                    1999      1998      1997

Balance at beginning of period                      $459      $521      $298
                                                    ----      ----      ----
Chargeoffs:
  Domestic:
 Commercial, financial and agricultural                0        25        55
 Real estate-construction                              0         0         0
 Real estate-mortgage                                 60       165         0
 Installment loans to individuals                      7        66        28
 Lease financing                                       0         0         0
  Foreign                                              0         0         0
                                                    ----      ----      ----
                                                      66       256        83
                                                    ----      ----      ----
Recoveries:
  Domestic:
 Commercial, financial and agricultural               28        10         3
 Real estate-construction                              0         0         0
 Real estate-mortgage                                  0        42        24
 Installment loans to individuals                     19        24        19
 Lease financing                                       0         0         0
  Foreign                                              0         0         0
                                                    ----      ----      ----
                                                      47        76        46
                                                    ----      ----      ----
Net charge-offs                                       19       180        37
                                                    ----      ----      ----
Provision for loan losses                             93       118       260
                                                    ----      ----      ----
Balance at end of period                            $533      $459      $521
                                                    ====      ====      ====
Ratio of net charge-offs during period
   to average loans outstanding during period       0.05%     0.42%     0.09%
                                                    ====      ====      ====

                    Analysis of the Allowance for Loan Losses
                                ($ in thousands)

                                  December 31,

                                                                Percent of loans
Balance at End of Period                                        in each category
  Applicable to:                       Amount                   to total loans
                                       1999       1998          1999        1998
Domestic
  Commercial, financial,
   agricultural                        $268      $158          50.3%       34.4%
  Real estate-construction               10         8           1.9%        1.8%
  Real estate-mortgage                  110       185          20.6%       40.3%
  Installment loans to
   individuals                           47        68           8.8%       14.8%
Unallocated                              98        40          18.4%        8.7%
                                       ----      ----         ------      ------
                                        533       459         100.0%      100.0%
                                       ====      ====         ======      ======


                                       December 31,            December 31,
                                             1999                    1998
                                       -----------             -------------
Total loans (1)                             31,112                    23,652
Allowance for loan losses                      533                       459
Allowance/Loans, % (1)                        1.71%                     1.94%


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

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

          Included in results for 1999 is a loss of $152,000 due to an adverse legal judgment and associated legal expenses of about $40,000. In November 1999, the Bank sold its Varsity Mortgage subsidiary. Varsity Mortgage had a loss of $191,755 for the 1999 year versus a profit in 1998 of $699,077, and had $2,137,522 of total non-interest expenses during 1999.

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

          Mortgage Banking. Mortgage banking, servicing and origination fees decreased to $2,874,491 in 1999 from $2,670,651 in 1998. The decrease in mortgage banking fee income was the result of a 57% decrease in loan purchase and origination volumes during 1999 as a result of decreased volumes at the Bank's mortgage banking subsidiary, Varsity Mortgage.

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

              Interest Rate Stratification of the Bank's Servicing

($ thousands)                      FIXED RATE - BY MATURITY (in years)
                                   -----------------------------------
Mortgage Rate (%)            ARMs       UNDER 10      10-25      OVER 25

9.00 and up                    397            -          97          613
8.50 - 8.99                    823            -         167        1,523
8.00 - 8.49                  3,070            -         288        4,743
7.50 - 7.99                  2,057            -       2,591       20,649
7.00 - 7.49                    975            -       6,188       11,381
6.50 - 6.99                      -           25       4,903        2,840
6.00 - 6.49                      -            -         772           88
under 6.00                       -            -        -             177
                             -----          ----     ------       ------
                             7,322           25      15,006       42,014


Current market
  interest rates             7.50%        7.50%       8.13%        8.38%
Average annual
  servicing fee              0.38%        0.25%       0.25%        0.27%


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

Servicing Rights Held by University Bank


(amounts in $ thousands)                    December 31,      December 31,
                                                  1999              1998
                                            -----------       -----------
Total servicing                                  64,367            95,589
Book value of servicing                             704               948
Estimated market value of servicing:
  Management estimate (1)                           755               950
  Discounted cash flow (2)                          869             1,066
Estimated excess of market
  over book value (3)                            165-51             118-2


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

          The BIDCO's financial results for 1999 reflect net income in the amount of $459,432 versus net income of $259,238 in 1998. Operating expenses declined $23,634 or 9.0% as expenses were well controlled. Net interest income recovered to $71,809, an increase of $58,499 from the prior year. Realized gains on the sale of a major investment in the amount of $500,000 had no impact on income as the valuations had been taken into account in the year-end 1998 valuation. Due to consolidation, BIDCO's tax expense of $231,031 (subsequent to April 1, 1999) was absorbed by Bank's tax loss carryforward.

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

          University Bank, as an FDIC-insured bank, is subject to certain regulations which require the maintenance of minimum liquidity levels of cash and eligible investments. The Bank has historically exceeded this minimum as a result of its investments in federal funds sold, U.S. government and U.S. agency securities and cash. In addition, University Bancorp had $15,834 in cash and equity securities at the end of 1999 to meet cash needs, primarily operating expenses and interest and principal reductions on the University Bancorp's note payable. The balance of the loan was $694,000 and $826,000 at year end 1999 and 1998. The note was refinanced in late 1997, into a seven-year fully amortizing loan. In an effort to maintain the Bank's Tier 1 capital to assets ratio above 7% and to increase capital through retained earnings, management does not expect that the Bank will pay dividends to us in 2000. Management intends that the cash and securities on hand, together with cash from the sale of common stock and the exercise of stock options to be sufficient to cover the required principal reductions during 1999 on University Bancorp's loan.

          At December 31, 1999, University Bancorp had outstanding $304,000 of equity conversion notes, which bear interest at prime rate although all payment of interest is deferred until conversion into common stock or redemption. Notes are redeemable only through the proceeds of a future sale of common stock. Our President, Chairman and members of their family hold the equity conversion notes and have committed to provide at least $70,000 in additional financing during early 2000 through the purchase of additional equity conversion notes. See "Recent Events", above.

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

                                UNIVERSITY BANK
                         Risk-Based Capital Calculation
                               December 31, 1999



                                                                          Balance     Risk Weighted
0% RISK CATEGORY                                                       Sheet (000)    Assets (000)
                                                                     ----------------------------------
              U.S. Treasury Securities                                            480                -
              Mort-Backed Sec Guaran by GNMA                                        1                -
              Currency & Coin                                                     436                -
              Federal Reserve Balance                                              26                -
                                                                     ----------------------------------
              TOTAL                                                               943                -

20% RISK CATEGORY
              Interest-bearing Balances                                            23                5
              Fed Funds Sold                                                        9                2
              U.S. Gov't sponsored Agency Sec                                   2,228              446
              Cash Items                                                          219               44
              FHLB Stock                                                          848              170
              Balances due from depository Inst                                   890              178
                                                                     ----------------------------------
              TOTAL                                                             4,217              843

50% RISK CATEGORY
              Municipal Revenue Obligation                                        494              247
              Qualifying 1st liens on 1-4 family                               12,175            6,088
                                                                     ----------------------------------
              TOTAL                                                            12,669            6,335

100% RISK CATEGORY
              All other Assets                                                 25,026           25,026

On Balance Sheet Items excluded from calculation:
              Portion of Mortgage Servicing Rights                                 70             (123)
              Unrealized Loss on Securities available for sale                   (585)
                                                                     ----------------------------------
                            TOTAL ASSETS                                       42,340           32,081
                                                                     ==================================

              TIER 1 CAPITAL
              Common Stock                                                        200
              Surplus                                                           4,433
              Undivided Profits & Capital Reserves                             (1,151)
              Minority Interest                                                   579
              Other identifiable Intangible Assets                                (70)
                   TOTAL TIER 1 CAPITAL                                         3,991

              TIER 2 CAPITAL
              Allowance for loans & Lease losses                                  532
              Excess LLR (limited to 1.25% gross risk-weighted assets            (123)
                   TOTAL TIER 2 CAPITAL                                           409

                   TOTAL TIER 1 & TIER 2 CAPITAL                                4,400

                        TIER 1/TOTAL ASSETS                                     9.43%
                        TIER 1 & 2/TOTAL ASSETS                                10.39%

                        TIER 1/TOTAL RISK-WEIGHTED ASSETS                      12.44%
                        TIER 1 & 2/TOTAL RISK-WEIGHTED ASSETS                  13.72%

ITEM 7A.  MARKET RISK

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

         The Bank also performs a static gap analysis which has limited value as a simulation because of competitive and other influences that are both within and beyond the control of the Bank. The table on page 54 details the Bank's interest sensitivity gap between interest-earning assets and interest-bearing liabilities at December 31, 1999. For the purposes of this table, the maturity or repricing periods of certain interest bearing deposits are based upon industry experience in decay rates as further modified by the Bank's experience. These rates are not the contractual repricing periods, which are shorter than what is shown, as management has broad discretion in repricing these deposits. Other items in the table are based upon various assumptions of management which may not necessarily reflect future experience, and therefore, certain assets and liabilities may in fact mature or re-price differently from what is illustrated. The one-year static gap position at December 31, 1999 was estimated to be ($10,230,000) or -24.10%:

                                 UNIVERSITY BANK
                        Asset/Liability Position Analysis
                                  ($ in 000's)
                            Maturing or Repricing in



                           3 Mos     91 Days to   1 - 3     3 - 5      Over 5       All
        ASSETS            or Less     1 Year      Years     Years      Years       Others      Total
        ------            -------     ------      -----     -----      -----       ------      -----

Short term investments         9         --         --         --         --         --             9
Loans, net                 7,942      8,713      5,309      2,787      5,593         --        30,344
Non-Accrual Loans             --         --         --         --         --        541           541
Securities                    --         --          1         --      3,474         --         3,475
Other Assets                  --         --        683         --      1,502      4,244         6,429
Cash & Due From Banks         --         23         --         --         --      1,519         1,542
                           --------------------------------------------------------------------------
  TOTAL ASSETS             7,951      8,736      5,993      2,787     10,569      6,304        42,340
                           --------------------------------------------------------------------------

LIABILITIES
CD's over $100,000           867        610        733         --        102         --         2,312
CD's under $100,000        7,309      4,087      1,384          7        691         --        13,478
MMDA                       5,394      5,394         --         --         --         --        10,788
NOW                           --         --      3,067         --         --         --         3,067
Demand & Escrow               --         --         --         --         --      2,130         2,130
Savings                       --         --        295         --         --         --           295
Other Borrowings           3,114         --         --         --         --         --         3,114
Other Liabilities            142         --      1,339        289         --      3,436         5,206
Equity                        --         --         --         --         --      1,950         1,950

                          ---------------------------------------------------------------------------
  TOTAL LIABILITIES       16,826     10,091      6,818        296        793      7,516        42,340
                          ---------------------------------------------------------------------------


        GAP               (8,875)    (1,355)      (825)     2,491      9,776     (1,212)
                          ===========================================================================


        CUMULATIVE
        GAP               (8,875)   (10,230)   (11,055)    (8,564)     1,212         --

        GAP
        PERCENTAGE        -20.96%    -24.16%    -26.11%    -20.23%      2.86%      0.00%

         The following repricing information is provided for the Bank's investment portfolio, using book values, as of December 31, 1999:

         Investment Portfolio Maturities (in $000s) and Yield by Type:



                                    Maturity or Repricing Interval
                            -----------------------------------------------
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

         The following information illustrates the maturities and sensitivities of the Bank's loan portfolio to changes in interest rates as of December 31, 1999:

         Loan Portfolio Maturities by Type (in $000s):


                                    Maturity
                                    --------
                             Under    1 Year to    After 5
                           One Year   5 Years      Years

Commercial & Financial      $3,750   $ 4,562        $4,003
Agricultural                $  -0-   $   -0-        $  -0-
Real Estate:
  Construction              $1,007   $   -0-        $  -0-
  Mortgage (1)              $2,754   $ 7,609        $1,404
Consumer                    $  706   $ 2,339        $2,978
                            ------    ------        ------
     Total                  $8,217   $14,510        $9,573



                                     Maturity        Maturity
                                     Under           One Year      Total
                                     One Year        or More       Loans

Total Variable Rate Loans           $ 1,486          $12,848     $14,334
Total Fixed Rate Loans              $ 2,852          $13,926     $16,778

Total Loans (1)                     $ 4,338          $26,774     $31,112
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

LEGAL PROCEEDINGS

         From December 1995, we were engaged in a dispute over a $30,000 amount owed to us, and refused to pay $45,000 which we owed to the same party until the $30,000 was paid to us. During the third quarter of 1999, a mediator ruled against us in this dispute awarding the plaintiff a sum of $167,000, including interest, legal fees, and the sum of $80,000, which related to another matter which was not originally in dispute and subject to a separate agreement, which the mediator voided. As a result, $152,000 was charged as an expense during the third quarter of 1999.

                            UNIVERSITY BANCORP, INC.


                              --------------------


                        CONSOLIDATED FINANCIAL STATEMENTS


                              --------------------


                          DECEMBER 31, 1999, 1998, 1997

                           [CROWE CHIZEK LETTERHEAD]


                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
University Bancorp, Inc.
Ann Arbor, Michigan

We have audited the accompanying consolidated balance sheets of University Bancorp, Inc. as of December 31, 1999, and 1998 and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of University Bancorp, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.


                                        /s/ Crowe, Chizek and Company LLP
                                        ----------------------------------------
                                            Crowe, Chizek and Company LLP


Grand Rapids, Michigan
March 17, 2000

Part 1. - Financial Information
Item 1.- Financial Statements



                            UNIVERSITY BANCORP, INC.
                           Consolidated Balance Sheets
                            December 31,1999 and 1998



ASSETS                                                         1999                          1998
                                                           ------------                 ------------
Cash and due from banks                                    $  1,542,567                 $    703,015
Short term investments                                            8,753                    8,543,000
                                                           ------------                 ------------
     Total cash and cash equivalents                          1,551,320                    9,246,015

Securities available for sale at market                       2,626,415                    2,945,832
Federal Home Loan Bank Stock                                    848,400                      848,400
Equity investments of Michigan BIDCO                            892,965                           --
Loans held for sale                                             305,049                   11,862,665

Loans                                                        31,112,496                   23,652,103
Allowance for Loan Loss                                        (532,585)                    (459,001)
                                                           ------------                 ------------
     Loans, net                                              30,579,911                   23,193,102

Premises and equipment                                        1,405,210                    1,439,440
Mortgage servicing rights                                       704,164                      948,208
Investment in and advances to
    Michigan BIDCO                                                   --                      725,733
Other real estate owned                                         683,784                      707,730
Net tax assets                                                       --                      377,088
Accounts receivable                                             159,584                    1,198,661
Accrued interest receivable                                     234,252                      115,703
Investment in Michigan Capital Fund LP I                        656,904                      756,904
Other assets                                                    174,580                      170,077
                                                           ------------                 ------------

      TOTAL ASSETS                                         $ 40,822,538                 $ 54,535,558
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

                            UNIVERSITY BANCORP, INC.
                      Consolidated Statements of Operations
              For the Years Ended December 31, 1999, 1998 and 1997


                                                                      1999                   1998                   1997
                                                                 ------------            -----------            -----------
Interest income:
  Interest and fees on loans                                     $ 2,942,246             $ 3,265,869            $ 3,813,410
  Interest on securities:
   U.S. Treasury Securities                                           13,212                  18,144                     --
   U.S. Government agencies                                          116,283                  67,338                238,190
   Other securities                                                   67,872                  67,936                 67,776
  Interest on bank deposits                                            1,452                   1,214                 50,458
  Interest on short term investments                                  53,529                 123,810                304,693
                                                                 -----------             -----------            -----------
     Total interest income                                         3,194,594               3,544,311              4,474,527
                                                                 -----------             -----------            -----------

Interest expense:
  Interest on deposits:
   Demand deposits                                                   588,409                 736,053                989,247
   Savings deposits                                                    4,799                   3,900                 13,745
   Time certificates of deposit                                    1,071,991               1,444,236              1,672,477
  Bank and other short term borrowings                               111,245                  85,604                424,419
  Long Term Notes Payable                                            190,117                  88,893                108,195
                                                                 -----------             -----------            -----------
     Total interest expense                                        1,966,561               2,358,686              3,208,083
                                                                 -----------             -----------            -----------

     Net interest income                                           1,228,033               1,185,625              1,266,444

Provision for loan losses                                             92,648                 110,055                260,000
                                                                 -----------             -----------            -----------

     Net interest income after
       provision for loan losses                                   1,135,385               1,075,570              1,006,444
                                                                 -----------             -----------            -----------

Other income:
  Net security gains (losses)                                        (15,477)                 97,993                  7,715
  Service charges and fees                                            62,716                  43,082                 17,910
  Loan origination and other fees                                    528,525                 349,157                214,584
  Gain on sale of mortgage loans                                      66,113                  97,692                620,508
  Loan servicing and subservicing fees                               557,285               1,046,246                734,605
  Profit(loss) from equity investment in
    Michigan BIDCO                                                    19,955                 128,219                (55,499)
  Change in market value of Michigan                                      --                      --                     --
    BIDCO investments                                                546,117
  Michigan Strategic Fund job and sales credits                      202,151
  Michigan BIDCO  management and other fees                          148,768
  Insurance & investment services                                     90,185                  74,040                 39,993
  Other                                                               82,788                 293,065                239,905
                                                                 -----------             -----------            -----------
     Total other income                                            2,289,126               2,129,494              1,819,721
                                                                 -----------             -----------            -----------

                                   -Continued-

                            UNIVERSITY BANCORP, INC.
                Consolidated Statements of Operations (continued)
              For the Years Ended December 31, 1999, 1998 and 1997


                                                                   1999                   1998                   1997
                                                               -----------            -----------            -----------
Other expenses:
  Salaries and wages                                           $ 1,437,919            $ 1,258,476            $ 1,840,450
  Employee benefits                                                322,751                297,748                303,369
  Occupancy, net                                                   249,855                354,082                359,633
  Taxes other than income                                            2,942                 25,800                 31,126
  Data processing and equipment expense                            306,531                163,728                164,000
  Correspondent bank service charges                                12,685                 24,077                 42,617
  Advertising                                                      145,824                 93,845                103,139
  Supplies and postage                                             133,171                222,035                221,100
  Net expense of other real estate owned                            30,608                 44,281                   (782)
  Legal and audit expense                                          423,633                364,969                274,093
  Servicing rights amortization                                    214,259                530,466                322,530
  Mortgage banking expense                                         156,467                 93,403                144,705
  Travel and entertainment                                         112,398                 65,292                 30,898
  Insurance                                                         48,793                 37,493                 26,887
  Consultant fees                                                  119,456                110,191                113,879
  Other operating expenses                                         398,420                519,061                522,394
                                                               -----------            -----------            -----------
     Total other expenses                                        4,115,712              4,204,947              4,500,038
                                                               -----------            -----------            -----------

Loss from continuing operations
   before income taxes                                            (691,201)              (999,883)            (1,673,873)
                                                               -----------            -----------            -----------

Income taxes (benefit)                                              32,524               (198,592)              (292,818)
                                                               -----------            -----------            -----------

Net Loss from continuing operations                               (723,725)              (801,291)            (1,381,055)

Discontinued operations (Note 2)
  Income (loss) from Varsity Mortgage
       & Varsity Funding                                          (191,755)               603,242                263,131
                                                               -----------            -----------            -----------

     Net loss                                                  $  (915,480)           $  (198,049)           $(1,117,924)
                                                               ===========            ===========            ===========

Basic and diluted loss from continuing
   operations per common share                                 $     (0.36)           $     (0.40)           $     (0.72)
                                                               ===========            ===========            ===========


Basic and diluted loss per common share                        $     (0.46)           $     (0.10)           $     (0.58)
                                                               ===========            ===========            ===========

Weighted average shares outstanding                              1,993,607              1,990,509              1,921,721
                                                               ===========            ===========            ===========




                                   -Continued-

                            UNIVERSITY BANCORP, INC.
                        Statement of Comprehensive Income (Loss)
              For the Years Ended December 31, 1999, 1998 and 1997


                                                                      1999                 1998                1997
                                                                  ------------         ------------         ------------
Net Income (loss)                                                 ($  915,480)         ($  198,049)         ($1,117,924)
Other comprehensive income (loss):
          Unrealized gains/(losses) arising
            during period                                            (464,191)            (201,477)              26,411
          Less:  reclassification adjustment
            for accumulated losses/(gains)
            included in net income                                     15,477              (97,993)              (7,715)
                                                                  -----------          -----------          -----------
                Other comprehensive income/(loss),
                   before tax effect                                 (448,714)            (299,470)              18,696
         Income tax effect on unrealized
           losses/(gains) arising during period                            --               68,502               (8,979)
         Income tax effect on reclassification
           adjustments                                                     --               33,318                2,623
                                                                  -----------          -----------          -----------
                Other comprehensive income/(loss),
                net of tax                                           (448,714)            (197,650)              12,340
                                                                  -----------          -----------          -----------
Comprehensive income (loss)                                        (1,364,194)            (395,699)          (1,105,584)
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
                                                                             ===========   ===========   ===========    ===========




                                                                                                         Accumulated
                                                                               Additional                  Other         Total
                                                                                Paid In      Retained  Comprehensive   Stockholders
                                                                                Capital      Earnings      Income         Equity
                                                                             ------------------------------------------------------
      Balance January 1, 1997                                                $ 2,906,389  $ 1,299,473   $    (5,164)   $ 3,912,769

Issuance of shares weighted average at $6.43 per share                           555,615           --            --        556,480

Exercised option shares at $3.13 per share                                        31,150           --            --         31,250

Purchase of shares at $7.37 per share                                                 --           --            --         (1,563)

Net change in unrealized gain on securities available for sale, net of tax            --           --        17,432         17,432

              Net Loss                                                                --   (1,117,924)           --     (1,117,924)
                                                                             -----------  -----------   -----------    -----------
     Balance December 31, 1997                                                 3,493,154      181,549        12,268      3,398,444

        3 for 2 stock split                                                       (6,960)          --            --             --

Issuance of shares weighted average at $3.25 per share                            53,280           --            --         53,444

Purchase of shares at $3.25 per share                                                 --           --            --        (38,084)

Net change in unrealized loss on securities available for sale, net of tax            --           --      (132,975)      (132,975)

              Net Loss                                                                --     (198,049)           --       (198,049)
                                                                             -----------  -----------   -----------    -----------
     Balance December 31, 1998                                                 3,539,474      (16,500)     (120,707)     3,082,780

Issuance of shares weighted average at $2.125 per share                           50,045           --            --        50,282

Capital increase due to retirement of BIDCO stock                                170,872           --            --       170,872

Capital increase due to conversion of BIDCO bonds to BIDCO stock                  26,117           --            --        26,117

Net change in unrealized loss on securities available for sale                        --           --      (464,191)     (464,191)

              Net Loss                                                                --     (915,480)           --       (915,480)
                                                                             -----------  -----------   -----------    -----------
     Balance December 31, 1999                                               $ 3,786,508  $  (931,980)  $  (584,898)   $ 1,950,380
                                                                             ===========  ===========   ===========    ===========



The accompanying notes are an integral part of the consolidated financial statements.

                            UNIVERSITY BANCORP, INC.
                      Consolidated Statements of Cash Flows
              For the years ended December 31, 1999, 1998 and 1997


                                                                                         1999              1998             1997
                                                                                    --------------    -------------   -------------
Cash flow from operating activities:
Net loss                                                                            $    (915,480)        (198,049)   $  (1,117,924)
Adjustments to reconcile net loss to net cash from Operating Activities:
    Depreciation and amortization                                                         471,906          321,275          663,076
    Compensation Expense                                                                   50,282           53,455           36,322
    Provision for loan loss                                                                92,648          118,433          260,000
    Mortgage loans originated for sale and securitization                            (236,141,300)    (525,438,872)    (396,723,436)
    Proceeds from sale of mortgage loans                                              248,693,916      534,353,849      413,672,875
    Net loss/(gain) on loan sales and securitization                                     (995,000)      (2,620,971)      (2,564,188)
    Gain on sale of home equity loans                                                           0                0         (429,260)
    Gain on disposal of fixed assets                                                            0         (114,199)               0
    Net amortization/accretion on securities                                               84,409          (23,718)          14,856
    Loss/(Gain) on sale of securities available for sale                                   15,477          (97,993)          (7,715)
    Change in:
      Investment in Michigan BIDCO, Inc.                                                  725,733           16,936           73,121
      Other real estate                                                                    23,946         (274,727)        (166,924)
      Increase/(Decrease) in other assets                                                 500,148          187,886       (2,736,723)
      Increase/(Decrease) in other liabilities                                         (5,510,154)       2,282,686       (1,204,317)
                                                                                    -------------    -------------    -------------
       Net cash from (used in) operating activities                                     7,096,531        8,565,991        9,769,763
                                                                                    -------------    -------------    -------------

    Cash flow from investing activities:
      Purchase of securities available for sale                                          (980,412)      (2,175,534)      (1,890,921)
      Proceeds from sales of securities available for sale                                605,313          142,088        5,879,886
      Proceeds from maturities and paydowns of securities available for sale              156,556          139,775        1,396,835
      Capitalized mortgage servicing rights                                              (129,905)         (48,484)        (275,680)
      Proceeds from sale of servicing rights                                              159,690          530,466          835,396
      Loans granted net of repayments                                                  (7,479,457)       4,403,695       (6,877,463)
      Proceeds from disposal of assets                                                          0          390,012                0
      Premises and equipment expenditures                                                (255,485)         (80,609)        (439,280)
                                                                                    -------------    -------------    -------------
       Net cash from (used in) investing activities                                    (7,923,700)       3,301,409       (1,371,227)
                                                                                    -------------    -------------    -------------

    Cash flow used in financing activities:
      Net increase (decrease) in deposits                                             (11,168,662)      (2,047,530)      (4,673,360)
      Payments of FHLB advances                                                                 0                0       (6,000,000)
      Net increase(decrease) in mortgage escrow accounts                                 (137,615)          53,987             (866)
      Net increase (decrease) in other short term borrowings                            2,836,860       (2,467,188)      (9,234,578)
      Principal payment/borrowings on notes payable                                     1,431,019         (552,973)         786,570
      Issuance of common stock                                                                  0           53,444          551,408
      Conversion of BIDCO bonds and buyout of minority interests                          170,872                0                0
      Purchase of treasury stock                                                                0          (38,084)          (1,563)
                                                                                    -------------    -------------    -------------
       Net cash from financing activities                                              (6,867,526)      (4,998,344)     (18,572,389)
                                                                                    -------------    -------------    -------------

          Net change in cash and cash equivalents                                      (7,694,695)       6,869,056      (10,173,853)
   Cash and cash equivalents:
     Beginning of period                                                                9,246,015        2,376,959       12,550,812
                                                                                    -------------    -------------    -------------
     End of period                                                                  $   1,551,320        9,246,015    $   2,376,959
                                                                                    =============    =============    =============

    Supplemental disclosure of cash flow information:

    Cash paid for interest                                                          $   2,141,515    $   2,151,058    $   3,356,692

    Supplemental disclosure of noncash investing activities:
    Par value of mortgage loans securitized                                         $  24,603,894    $  48,236,448    $ 171,639,196
    BIDCO conversion of bonds to common stock                                       $      26,117

    The accompanying notes are an integral part of the consolidated financial statements.

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998 and 1997

1.       Summary of significant accounting policies

         Principles of Consolidation and Nature of Operations The consolidated financial statements of University Bancorp, Inc. (the Company) include the operations of its wholly-owned subsidiary, University Bank (the
         Bank), the Bank's wholly-owned subsidiaries, Varsity Funding Services, L.L.C. (Varsity Funding), Varsity Mortgage, L.L.C. (Varsity Mortgage), University Insurance & Investment Services, Inc. (Agency) and Arbor Street, L.L.C. (Arbor), 80.1% owned subsidiary, Michigan BIDCO, Inc. (BIDCO) and 80% owned subsidiary, Midwest Loan Services, Inc. (Midwest). The accounts are maintained on an accrual basis in accordance with generally accepted accounting principles and predominant practices within the banking, mortgage banking and investment industries. All significant intercompany balances and transactions have been eliminated in preparing the consolidated financial statements.

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

         Midwest is engaged in the residential home "mortgage banking" business. Midwest Loan Services began operations in 1992 and was acquired by University Bank in December, 1995. Midwest is based in Houghton, Michigan, and is a specialist in servicing residential mortgage loans for itself and other financial institutions, including the Bank (See Notes, 5 & 11.) During 1999 University Bank sold its investment in two other mortgage banking subsidiaries, Varsity Mortgage, LLC and Varsity Funding Services, LLC, which were based in Farmington Hills, Michigan, and specialized in the wholesale mortgage banking business, which involves the purchase, from correspondents, and the sale to the secondary market, of conforming and nonconforming residential loans, respectively (See Note 2).

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

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998 and 1997

1.       Summary of significant accounting policies (continued)

         Michigan BIDCO, Inc.
         Michigan BIDCO, Inc. (the BIDCO), which began operations on May 17, 1993, was incorporated for the purpose of providing financing to small businesses located in Michigan for the purpose of creating business and industrial development. The BIDCO is licensed under the Michigan BIDCO Act, and is regulated by the Michigan Financial Institutions Bureau, Bank and Trust Division. Upon formation, Michigan BIDCO received a $2,000,000 from the State of Michigan (Michigan Strategic Fund or MSF). As the BIDCO monitors each loan and investment, it determines the increase or retention in number of jobs and annual sales volume of each investee company. This increase or retention is then used to determine the credits earned and applied against interest and principal due to the MSF. The financial statements of Michigan BIDCO, Inc. are stated using the prescribed accounting practices of investment companies. Until March 31, 1999, the Company's investment in Michigan BIDCO, Inc. (the BIDCO) was accounted for under the equity method of accounting. Subsequent to that date, the Company increased its ownership of the BIDCO and it became a consolidated subsidiary of the Company. The Company owns 80.1% of the BIDCO at December 31, 1999 (of which 75.3% was held by the Bank and the balance by the Company), which began operations in May, 1993. If there were a conversion of all outstanding convertible bonds, the Bank and the Company would together own 26.59% and 12.17% at December 31, 1999 and 1998, respectively. In addition, upon conversion, certain Company officers and directors and their immediate family (two of whom serve as President and Chairman of the Company) would have an ownership interest in the BIDCO of 55.4%. The conversion may take place, at the election of the BIDCO, subsequent to any time that the BIDCO's equity pursuant to an audit performed using generally accepted auditing standards exceeds $1,500,000. Investments made by the BIDCO are evaluated by management and carried at estimated fair value. Total equity of the BIDCO was $1,519,547 at December 31, 1999. Management of the BIDCO intends to call the bonds for conversion in early 2000. During 1995 and 1996, the BIDCO donated $300,000 to Northern Michigan Foundation (the Foundation) to provide the initial capital for the Foundation to qualify it to become an intermediary lender under the U.S. RECDS Intermediary Relending Program. The management of the BIDCO and the Foundation are substantially identical, however, the Boards of Directors are not. The Foundation reimburses the BIDCO for managements services under an agreement. Subsequent to March 31, 1999, the Foundation reimbursed the BIDCO $146,250.

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

                     UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998 and 1997


2.       Discontinued Operations
         In 1999, University Bank sold its investment in two mortgage banking subsidiaries, Varsity Mortgage, LLC and Varsity Funding Services, LLC, which were based in Farmington Hills, Michigan. These subsidiaries specialized in the wholesale mortgage banking business, which involves the purchase from correspondents, and the sale to the secondary market, of conforming and nonconforming residential loans, respectively. In August 1999, the Company sold Varsity Funding's operating subsidiary, MortgageQuest in a transaction that resulted in no gain or loss to the Company and effectively dissolved Varsity Funding. In November 1999 the Company sold Varsity Mortgage in a transaction that resulted in no gain or loss to the Company. Accordingly, the income statement reflects these disposals as discontinued operations at December 31, 1999 with prior periods shown comparatively. The following schedule discloses the detail of income/loss from discontinued operations:


                                                                              1999                1998               1997
                                                                              ----                ----               ----
         Interest and fees on loans                                        $527,136            $545,628           $490,623
         Interest expense                                                   318,383              79,330            229,039
         Provision for loan losses                                                0               8,378                  0
         Mortgage banking income                                          1,722,568           4,328,993          3,679,648
         Other income                                                        42,433              45,878             12,265
         Salaries and benefits                                            1,153,677           2,960,876          2,608,419
         Occupancy                                                          158,758             204,776            140,205
         Data Processing                                                     69,913             120,272            105,820
         Supplies and postage                                                65,709              51,299             40,975
         Mortgage banking expense                                           558,833             657,154            533,485
         Travel and entertainment                                            22,537              68,269            100,398
         Consultant fees                                                     10,450              74,531             67,210
         Other operating expenses                                           125,632              92,372             93,854
                                                                         ----------          ----------         ----------
         Pretax income (loss) from discontinued
                  operations                                              $(191,755)           $603,242           $263,131
                                                                         ==========          ==========         ==========


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


4.       Securities available for sale
         The following is a summary of the amortized cost and fair value of securities available for sale at December 31, 1999 and 1998:


                                                          December 31, 1999
                                                          -----------------
                                       Amortized             Gross Unrealized                Fair
                                       Cost                 Gains        Losses             Value

         -------------------------------------------------------------------------------------------
         U.S. agency mortgage-backed   $1,738,000             -        $(368,000)        $1,370,000

         U.S. agency note                 490,000             -          (29,000)           461,000
         U.S. Treasury                    480,000             -         (138,000)           342,000
         Municipal obligations            503,000             -          (50,000)           453,000
         -------------------------------------------------------------------------------------------
         Total:
                                       $3,211,000            $0        $(585,000)        $2,626,000
                                       ==========            ==        =========         ==========

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998 and 1997


4.       Securities available for sale (continued)

                                                             December 31, 1998
                                                             -----------------
                                       Amortized                   Gross Unrealized               Fair
                                       Cost                      Gains          Losses            Value
         ----------------------------------------------------------------------------------------------------
         U.S. agency mortgage-backed   $2,191,000                $4,000       $(136,000)        $2,059,000
         Other mortgage-backed            421,000                 4,000               -            425,000
         U.S. Treasury                    467,000                     -         (25,000)           442,000
         Other equity                      50,000                     -         (30,000)            20,000
         ----------------------------------------------------------------------------------------------------
         Total                         $3,129,000                $8,000       $(191,000)        $2,946,000
                                       ==========                ======       ==========        ==========

         Investment securities with an amortized cost of approximately $2,708,000 at December 31, 1999 and $3,128,000 at December 31, 1998
         were pledged to secure certain borrowings.

         Sales of available for sale securities:                        1999                   1998                   1997
                                                                        ----                   ----                   ----
                  Proceeds                                         $ 605,313              $ 142,088            $ 5,907,489
                  Realized Gains                                       2,504                 97,993                 70,881
                  Realized Losses                                     17,981                      0                 63,166

         The scheduled maturity date of the securities available for sale at December 31, 1999 is:

                                                 Amortized              Fair
                                                      Cost             Value
                     2000                      $         0       $         0
                     2001-2004                       1,000             1,000
                     2005-2009                     490,000           461,000
                     After 2009                  2,720,000         2,164,000
                                                 ---------         ---------
                                               $ 3,211,000       $ 2,626,000
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

                                                                            1999                1998               1997
                                                                            ----                ----               ----
         Origination and other fees                                      $1,322,206          $2,154,871         $1,521,292
         Gain on sale and securitization of mortgages                       995,000           2,620,971          2,993,448
         Loan servicing and subservicing fees                               557,285           1,046,246            734,605
                                                                         ----------          ----------         ----------
              Mortgage banking income                                     2,874,491           5,822,088          5,249,345

         Interest income allocation                                         570,403           2,020,265          1,699,400
         Interest expense allocation                                       (366,817)         (1,269,149)        (1,332,100)
         Operating expense allocation                                    (3,800,753)         (6,120,041)        (5,326,328)
                                                                         ----------          ----------         ----------

         Pretax income (loss) from secondary market
         mortgage operations                                             $ (722,676)         $  453,162         $  290,317
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

         An analysis of the activities within loans held for sale:

                                                                           1999                1998                 1997
                                                                           ----                ----                 ----
         Loans held for sale, January 1                           $  11,862,665       $  18,156,671        $  30,534,574
         Origination or acquisition of loans held for sale          236,141,300         525,438,872          401,294,972
         Sale of loans originated for sale                         (223,095,022)       (483,496,430)        (242,033,679)
         Securitization of loans                                    (24,603,894)        (48,236,448)        (171,639,196)
                                                                  -------------       -------------        -------------
         Loans held for sale, December 31                         $     305,049       $  11,862,665        $  18,156,671
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

         Custodial escrow balances maintained in connection with the foregoing loan servicing were $6,457,126, $1,670,138, and $425,756 at December 31, 1999, 1998 and 1997, respectively.

         Following is an analysis of the change in the asset balance of mortgage servicing rights:

         Balance, January 1, 1997                            $ 2,312,436
         Additions - Purchased                                   113,905
         Additions - Originated                                  161,775
         Bulk sale of servicing                                 (835,396)
         Amortization                                           (322,530)
                                                             -----------
         Balance, December 31, 1997                          $ 1,430,190
         Additions - Originated                                   48,484
         Amortization                                           (530,466)
                                                             -----------
         Balance, December 31, 1998                          $   948,208
         Additions - Originated                                  129,905
         Bulk sale of servicing                                 (159,690)
         Amortization                                           (214,259)
                                                             -----------
         Balance, December 31, 1999                          $   704,164
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


         Included in non-accrual and impaired loans at December 31, 1999 was one loan for $396,000 held by Michigan BIDCO. Michigan BIDCO uses the investment company method of accounting where loans and investments are carried at market value on the balance sheet. The original balance of this loan was $791,076. All commercial loans which were classified as nonaccrual are also reported as impaired.

                   UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1999, 1998 and 1997

7.       Premises and equipment
         Classifications at December 31 are summarized as follows:

                                                                                        1999                          1998
                                                                                        ----                          ----

Land                                                                            $    132,931                   $   133,290
         Buildings and improvements                                                1,011,300                       991,001
         Furniture, fixtures, and equipment                                        1,501,221                     1,272,132
                                                                                 -----------                   -----------
                                                                                   2,645,452                     2,396,423
         Less: accumulated depreciation                                           (1,240,242)                     (956,983)
                                                                                 -----------                   -----------
               Net premises and equipment                                        $ 1,405,210                   $ 1,439,440
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
                                                           -----------
                                                           $15,789,866
                                                           ===========

        At December 31, 1999 and 1998, the Bank had issued through brokers $6,843,000 and $10,687,000 of time deposits with maturities ranging from one to 60 months which are included in the table above.

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

                                                                                 1999                 1998
                                                                                 ----                 ----
                   Estimated fair value stock options granted:
                       Assumptions used:
                          Risk-free interest rate                                 5.75%                4.55%
                          Expected option life                                    5.3 years            3.3 years
                          Expected stock price volatility                         27.7%                36.2%
                          Expected dividends                                 $       0            $       0

                   Pro-forma net loss and loss per share,
                       assuming FAS 123 fair value method was used
                       for stock options:
                          Net Loss                                           $(932,405)           $(210,289)
                          Loss per share                                     $(0.46)              $(0.11)


10.      Employee stock ownership plan
         The employees' allocation of ESOP assets is based on their current compensation, after 1 year of service and upon reaching the age of twenty-one. The annual contribution to the ESOP is at the discretion of the Board of Directors. The assets of the ESOP are held in trust and were valued at approximately $274,000 and $144,000 as of December 31, 1999 and 1998, respectively. The assets of the plan are comprised entirely of 91,462 and 67,800 shares of the Company's stock at December 31, 1999 and 1998, respectively, all of which were fully allocated at December 31, 1999. Upon retirement from the plan, participants have distributed to them their allocated shares of the Company's stock.

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

                   UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1999, 1998, AND 1997




11.     Minority Interest (continued)
        In April 1999, the Company and the Bank made additional investments in the common stock of Michigan BIDCO bringing their combined ownership to 80.1%. At December 31, 1999, total common shareholders' equity of the BIDCO was $1,519,546 resulting in a $302,405 minority interest reflected on the Company's consolidated balance sheet, respectively. The results of the BIDCO's operations after April 1, 1999 are included in the Company's consolidated statement of operations, and the results of BIDCO's operations are included on the equity method of accounting prior to that date.


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
                                                   =======            =========            =========


                   UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1999, 1998, AND 1997

14.    Income taxes (continued)
       The net deferred tax asset at December 31, 1999 and 1998 is comprised of the following:

                                                                            1999                   1998
                                                                          --------              ----------
      Loans available for sale                                            $      0               $     358
      Allowance for loan losses                                            126,843                  92,042
      Temporary differences from LLCs                                            0                  32,582
      Non-accrual loan interest income                                       1,797                  12,164
      Net operating loss carry-forward                                     463,707                 222,092
      Tax credit carry-forward                                             515,114                 400,511
      Donation carry-forward                                                74,469                       0
      Unrealized loss on investment available for sale                           0                  62,216
      Other                                                                173,190                       0
                                                                         ---------               ---------
            Deferred tax assets                                          1,355,120                 821,965
                                                                         =========               =========

      Temporary differences from LLC's                                    (328,577)                      0
      Servicing rights                                                    (105,918)                (65,971)
      Accural to cash                                                      (82,133)                      0
      Installment sale                                                     (70,544)                      0
      Other                                                                (17,730)                (18,906)
                                                                          --------               ---------
           Deferred tax liabilities                                       (604,902)                (84,877)
                                                                          --------               ---------

           Net deferred tax asset                                         $750,218               $ 737,088
           Valuation allowance for deferred tax assets                    (750,218)               (360,000)
                                                                          --------               ---------
           Net deferred tax asset                                         $      0               $ 377,088
                                                                          --------               ---------

       The Company has net operating loss carry-forwards of approximately $1,360,000 which expire beginning in 2012; and general business credit carry-forwards of approximately $425,000 which expire beginning in 2011. In addition, the Company has an alternative minimum tax (AMT) credit carry-forward of approximately $90,000. Under current tax regulations, the AMT credit can be carried forward indefinitely. Management has established an allowance against deferred tax assets that are not considered realizable at both December 31, 1999 and 1998.

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

        The Bank presently has an agreement with its regulators that no dividends will be declared without prior regulatory approval, and the tier 1 capital to average assets be at 7% or more.

        Actual capital levels of the Bank and minimum required levels to be considered 'well capitalized' at December 31 were:


1999                                          Minimum Ratio          Actual Ratio          Minimum Amount      Actual Amount
----                                          -------------          -------------         --------------      -------------

Total Capital to Risk-Weighted Assets             10%                    13.7%               $3,208,000          $4,400,000
Tier 1 Capital to Risk-Weighted Assets             6%                    12.4%               $1,925,000          $3,991,000
Tier 1 Capital to Average Assets                   5%                     9.4%               $2,117,000          $3,991,000



1998                                          Minimum Ratio          Actual Ratio          Minimum Amount      Actual Amount
-----                                         -------------          ------------          --------------      -------------
Total Capital to Risk-Weighted Assets             10%                    13.1%               $3,352,000          $4,376,000
Tier 1 Capital to Risk-Weighted Assets             6%                    11.8%               $2,011,000          $3,947,000
Tier 1 Capital to Average Assets                   5%                     7.2%               $2,727,000          $3,947,000





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


20. Fair Value of Financial Instruments (continued) or underlying collateral values, where applicable. Fair value of loans held for sale is based on market estimates. Fair value of mortgage servicing rights is estimated using discounted cash flows based on current market interest rates net of estimated costs of servicing loans. Fair value of mortgage subservicing rights is based on a multiple of servicing contract revenue. The fair value of debt is based on currently available rates for similar financing. The fair value of off-balance sheet items is based on the fees or cost that would normally be charged to enter into or terminate such agreements. Fair value of unrecognized financial instruments include commitments to extend credit and the fair value of letters of credit are considered immaterial

        The carrying amounts and fair values of the Company's financial instruments were as follows:

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

                   UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1999, 1998, AND 1997

21.     Segment Reporting
        The Company's operations include three primary segments: banking, merchant banking and mortgage banking. Through its banking subsidiary's branch in Ann Arbor, the Company provides traditional community banking services such as accepting deposits, making loans, and providing cash management services to individuals and local businesses. Merchant banking is conducted entirely through Michigan BIDCO, which makes loans to growing businesses. As additional consideration for the loans it makes, BIDCO typically receives equity or options in each business. Mortgage banking activities includes wholesale mortgage lending, retail mortgage lending and servicing of residential mortgage loans for others. The wholesale operations which were conducted through Varsity Mortgage and Varsity Funding were sold in 1999 and the Company discontinued its wholesale activities.

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


22.    University Bancorp (Parent Company Only) Condensed Financial Information

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


22.    University Bancorp (Parent Company Only) Condensed Financial Information

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


22. University Bancorp (Parent Company Only) Condensed Financial Information (continued)

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

10.10.1  Equity Conversion Note Agreements, between various
         related parties and University Bancorp, Inc.                                90

(21)     Subsidiaries of Registrant.                                                 92

(27)     Financial Data Schedule                                                     93