Form 10-Q
period 2000-03-31
UNIVERSITY BANCORP INC /DE/
filed 2000-05-15
CIK 811211

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

(Mark One)

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the quarterly period ended March 31, 2000

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

   Common Stock, $0.01 par value    Outstanding at May 4, 2000:
                                    2,027,801 shares


                               page 1 of 27 pages
                 Exhibit index on sequentially numbered page 26

                                                                               2
                                    FORM 10-Q

                                TABLE OF CONTENTS


PART I - Financial Information


Item 1.        Financial Statements                                         PAGE

      Consolidated Balance Sheets                                           3
      Consolidated Statements of Operations                                 5
      Consolidated Statements of Cash Flows                                 7
      Notes to the Consolidated Financial Statements                        8

Item 2.        Management's Discussion and Analysis of
      Financial Condition and Results of Operations                         9
      Summary                                                               9
      Results of Operations                                                 10
      Liquidity and Capital Resources                                       17

Item 3.        Quantitative and Qualitative Disclosures about
        Market Risk                                                         19

PART II - Other Information

      Item 1. Legal Proceedings                                             21
      Item 5. Other Information:

                Parent Company Condensed Financial
                Information                                                 21

      Item 6. Exhibits & Reports on Form 8-K                                25

Signature                                                                   25


Exhibit Index                                                               26


----------------------------------------------------------------------------

   The information furnished in these interim statements reflects all adjustments and accruals which are, in the opinion of management, necessary for a fair statement of the results for such periods. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year.

Part I.- Financial Information
Item 1.- Financial Statements



                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                 March 31, 2000 (Unaudited) and December 31,1999

                                                         UNAUDITED
                                                          March 31,             December 31,
ASSETS                                                     2000                    1999
                                                   -------------------     -------------------

Cash and due from banks                          $          1,685,706    $          1,542,567
Short term investments                                          8,874                   8,753
                                                   -------------------     -------------------
     Total cash and cash equivalents                        1,694,580               1,551,320

Securities available for sale at market                     2,738,672               2,626,415
Federal Home Loan Bank Stock                                  848,400                 848,400
Equity investments of Michigan BIDCO                          595,663                 892,965

Loans held for sale                                           259,625                 305,049

Loans                                                      31,707,439              31,112,496
Allowance for loan losses                                    (517,751)               (532,585)
                                                   -------------------     -------------------
     Loans, net                                            31,189,688              30,579,911

Premises and equipment                                      1,387,895               1,405,210
Mortgage servicing rights                                     665,425                 704,164
Other real estate owned                                       697,164                 683,784
Accounts receivable                                           167,366                 159,584
Accrued interest receivable                                   253,804                 234,252
Investment in Michigan Capital Fund LP I                      631,904                 656,904
Other assets                                                  185,382                 174,580
                                                   ===================     ===================

      TOTAL ASSETS                               $         41,315,568    $         40,822,538
                                                   ===================     ===================







                                   -Continued-

                                                                               4
                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (Continued)
                 March 31, 2000 (Unaudited) and December 31,1999

                                                                      UNAUDITED
                                                                      March 31,               December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                    2000                     1999
                                                                 -------------------      ------------------

Liabilities
Deposits:
  Demand - non interest bearing                                $          2,948,052     $         2,126,157
  Demand - interest bearing                                              15,294,391              13,840,469
  Savings                                                                   308,999                 294,487
  Time                                                                   14,440,269              15,789,866
                                                                 -------------------      ------------------
     Total Deposits                                                      32,991,711              32,050,979

Mortgage escrow                                                               2,622                   3,058
Short term borrowings                                                     2,961,636               3,113,860
Long term borrowings                                                      2,655,116               2,627,116
Accounts payable                                                             19,018                 230,802
Accrued interest payable                                                    221,124                 240,106
Other liabilities                                                            89,401                 100,442
                                                                 -------------------      ------------------
     Total Liabilities                                                   38,940,628              38,366,363

Minority Interest                                                           520,898                 505,795

Stockholders' equity:
  Preferred stock, $0.001 par value;
   Authorized - 500,000 shares;
    Issued -  0 shares in 2000 and 1999                                           -                       -
  Common stock, $0.01 par value;
   Authorized - 2,500,000 shares;
    Issued - 2,142,985 shares in 2000 and
         2,127,985 shares in 1999                                            21,430                  21,280
  Treasury stock - 115,184 shares in 2000
    and 1999.                                                              (340,530)               (340,530)
  Additional paid-in-capital                                              3,817,608               3,786,508
  Retained deficit                                                       (1,107,372)               (931,980)
  Accumulated other comprehensive loss                                     (537,094)               (584,898)
                                                                 -------------------      ------------------

     Total Stockholders' Equity                                           1,854,042               1,950,380
                                                                 -------------------      ------------------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                                    $         41,315,568     $        40,822,538
                                                                 ===================      ==================


See accompanying notes to consolidated financial statements (unaudited).

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
            for the Three Month Periods Ended March 31, 2000 and 1999
                                   (Unaudited)

                                                                        2000                     1999
                                                                 -------------------      ------------------
Interest income:
  Interest and fees on loans                                    $           719,855      $          644,713
  Interest on securities:
   U.S. Government agencies                                                  35,277                  33,739
   Other securities                                                          16,875                  18,535
  Interest on federal funds and other                                           388                  48,755
                                                                 -------------------      ------------------
     Total interest income                                                  772,395                 745,742
                                                                 -------------------      ------------------

Interest expense:
  Interest on deposits:
   Demand deposits                                                          146,806                 164,383
   Savings deposits                                                           1,441                   1,122
   Time certificates of deposit                                             218,604                 315,263
  Bank and other short term borrowings                                       46,355                   2,482
  Long term notes payable                                                    48,795                  17,100
                                                                 -------------------      ------------------
     Total interest expense                                                 462,001                 500,350
                                                                 -------------------      ------------------

     Net interest income                                                    310,394                 245,392

Provision for loan losses                                                     1,000                  22,500
                                                                 -------------------      ------------------

     Net interest income after
      provision for loan losses                                             309,394                 222,892
                                                                 -------------------      ------------------

Other income:
  Net security gains(losses)                                                  3,501                 (23,009)
  Service charges and fees                                                   14,585                  13,518
  Loan origination and other fees                                           131,738                  99,107
  Loan servicing and subservicing fees                                      156,053                 116,030
  Gain on sale of mortgage loans                                              6,806                  34,412
  Merchant banking income (BIDCO)                                           209,811                   2,690
  Insurance and investment fee income                                        23,554                  19,387
  Other                                                                       6,338                  21,680
                                                                 -------------------      ------------------
     Total other income                                                     552,386                 283,815
                                                                 -------------------      ------------------

                                   -Continued-

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (Continued)
            for the Three Month Periods Ended March 31, 2000 and 1999
                                   (Unaudited)

                                                                        2000                     1999
                                                                 -------------------      ------------------
  Salaries and wages                                            $           391,667      $          315,276
  Employee benefits                                                          76,057                  60,437
  Occupancy, net                                                             70,371                  64,214
  Taxes other than income                                                        15                 (16,210)
  Data processing and equipment expense                                      83,897                  65,241
  Correspondent bank service charges                                          3,184                   3,311
  Advertising                                                                21,262                  41,849
  Supplies and postage                                                       37,319                  54,718
  Net (income) expense of other real estate owned                            (1,099)                  8,487
  Legal and audit expense                                                   134,771                  66,789
  Servicing rights amortization                                              50,031                  28,560
  Mortgage banking expense                                                   22,855                  41,716
  Travel and entertainment                                                   17,645                  16,155
  Insurance                                                                  11,440                   7,797
  Consultant fees                                                            14,707                  22,800
  Other operating expenses                                                   93,677                  61,949
                                                                 -------------------      ------------------
     Total other expenses                                                 1,027,799                 843,089
                                                                 -------------------      ------------------

Loss from continuing operations
   before income taxes                                                     (166,019)               (336,382)
                                                                 -------------------      ------------------

Income tax expense (benefit)                                                  9,373                 (11,200)
                                                                 -------------------      ------------------

Net loss from continuing operations                                        (175,392)               (325,182)

Discontinued operations
  Income from Varsity Mortgage
     and Varsity Funding                                                                            102,123
                                                                 -------------------      ------------------

      Net loss                                                  $          (175,392)     $         (223,059)
                                                                 ===================      ==================
     Comprehensive loss                                         $          (127,588)     $         (178,873)
                                                                 ===================      ==================

Basic and diluted loss from continuing
  operations per common share                                   $             (0.09)     $            (0.16)
                                                                 ===================      ==================

Basic and diluted loss per common share                         $             (0.09)     $            (0.11)
                                                                 ===================      ==================

Weighted average shares outstanding                                       2,023,515               1,989,139
                                                                 ===================      ==================

See accompanying notes to consolidated financial statements (unaudited).

                                                                               7
                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
           For the three month  periods ended March 31, 2000 and 1999
                                   (Unaudited)

                                                                                  2000            1999
                                                                               ------------    ------------
Cash flow from operating activities:
Net loss                                                                      $   (175,392)       (223,058)
Adjustments to reconcile net loss to net cash from Operating Activities:
    Depreciation and amortization                                                  136,323          88,809
    Provision for loan loss                                                          1,000          22,500
    Mortgage loans originated for sale and securitization                                0     (98,991,412)
    Proceeds from sale of mortgage loans                                            52,230      97,362,666
    Net loss/(gain) on loan sales and securitization                                (6,806)       (419,862)
    Net accretion/(amortization) on securities                                     (29,759)        (18,918)
    Net loss/(gain) on sale of securities available for sale                        (3,501)         23,009
    Change in:
      Investment in Michigan BIDCO, Inc.                                                 0         725,733
      Mortgage servicing rights                                                          0         119,019
      Other real estate                                                            (13,380)        200,889
      Increase/(Decrease) in other assets                                          (38,136)        128,743
      Increase/(Decrease) in other liabilities                                    (226,704)      1,021,120
                                                                               ------------    ------------
       Net cash from (used in) operating activities                               (304,125)         39,238
                                                                               ------------    ------------

    Cash flow from investing activities:
      Purchase of securities available for sale                                    (37,500)              0
      Proceeds from sales of securities available for sale                         103,501          36,951
      Proceeds from maturities and paydowns of securities available sale             2,806          33,821
      Net change in Michigan BIDCO investments                                     197,302               0
      Capitalized mortgage servicing rights                                        (11,292)              0
      Loans granted net of repayments                                             (610,777)     (1,521,850)
      Premises and equipment expenditures                                          (43,977)        (69,641)
                                                                               ------------    ------------
       Net cash from (used in) investing activities                               (399,937)     (1,520,719)
                                                                               ------------    ------------

    Cash flow used in financing activities:
      Net increase (decrease) in deposits                                          940,732      (7,610,395)
      Net increase(decrease) in mortgage escrow accounts                              (436)         (6,621)
      Net increase (decrease) in short term borrowings                            (152,224)      3,068,271
      Issuance of long term notes                                                   61,000         196,989
      Principal payments on long term notes                                        (33,000)        (33,000)
      Issuance of common stock                                                      31,250               0
      Conversion of BIDCO bonds and buyout of minority interests                         0         180,829
      Addition to paid in-capital                                                        0         196,989
                                                                               ------------    ------------
       Net cash from (used in) financing activities                                847,322      (4,006,938)
                                                                               ------------    ------------

          Net change in cash and cash equivalents                                  143,260      (5,488,419)
   Cash and cash equivalents:
     Beginning of period                                                         1,551,320       9,246,015
                                                                               ------------    ------------
     End of period                                                            $  1,694,580       3,757,596
                                                                               ============    ============

    Supplemental disclosure of cash flow information:

      Cash paid for interest                                                  $    480,983    $    500,351

See accompanying notes to consolidated financial statements (unaudited).

                                                                               8
UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1) General

     See note 1 of Notes to Financial Statements incorporated by reference in the Company's 1999 Annual Report on Form 10-K for a summary of the Company's significant accounting policies.

     The unaudited financial statements included herein were prepared from the books of the Company in accordance with generally accepted accounting principles and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company's 1999 Annual Report on Form 10-K. The current interim periods reported herein are included in the fiscal year subject to independent audit at the end of the year.
     Earnings per share are calculated based on the weighted average number of common shares outstanding during each period as follows: 2,023,515 and 1,989,139 for the three months ended March 31, 2000 and 1999, respectively. Stock options are considered not dilutive for the 2000 period and, therefore, are not included in earnings per share calculations.

(2) Available-for-sale Securities

      The Bank's available-for-sale securities portfolio at March 31, 2000 had a net unrealized loss of approximately $537,000 as compared with a net unrealized loss of approximately $585,000 at December 31, 1999, an improvement of $48,000.

Securities available for sale at March 31, 2000:

                                                                     Gross            Gross
                                                   Amortized       Unrealized       Unrealized          Fair
                                                     Cost             Gains           Losses            Value
                                                     ----             -----           ------            -----
U.S. Treasury                                           $ 486              $ 0           $ (63)            $ 423
U.S. agency note                                          490                0             (19)              471
U.S. agency mortgage-backed                             1,750                0            (562)            1,188
Municipal bonds                                           512                0             (44)              468
Other equity securities                                    38              151                0              189
Total investment securities
  available-for-sale                                  $ 3,276            $ 151          $ (688)          $ 2,739

Securities available-for-sale at December 31, 1999

                                                                      Gross            Gross
                                                   Amortized       Unrealized       Unrealized          Fair
                                                     Cost             Gains           Losses            Value
                                                     ----             -----           ------            -----
U.S. Treasury                                          $ 480              $ 0          $ (138)            $ 342
U.S. agency note                                         490                0             (29)              461
U.S. agency mortgage-backed                            1,738                0            (368)            1,370
Municipal bonds                                          503                0             (50)              453
Total investment securities
  available-for-sale                                 $ 3,211              $ 0          $ (585)          $ 2,626

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This report contains certain forward looking statements which reflect the Company's expectation or belief concerning future events that involve risks and uncertainties. Among others, certain forward looking statements relate to the continued growth of various aspects of the Company's community banking, merchant banking, mortgage banking and investment activities, and the nature and adequacy of allowances for loan losses. The Company can give no assurance that the expectations reflected in forward looking statements will prove correct. Various factors could cause results to differ materially from the Company's expectations. Among these factors are those referred to in the introduction to the Company's Management Discussion and Analysis of Financial Condition and Results of Operations which appears at Item 7. of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, which should be read in conjunction with this Report.
        The above cautionary statement is for the purpose of qualifying for the "safe harbor" provisions of Section 21E of the Securities Exchange Act of 1934.

SUMMARY

        For the three months ended March 31, 2000, a net loss of $175,392 was realized versus a net loss of $223,058 in the same period in 1999. Net interest income from continuing operations increased to $310,394 in the 2000 period from $245,392 in the 1999 period, and other income from continuing operations was $552,386 in the 2000 period versus $283,816 in the 1999 period. Operating expenses from continuing operations increased to $1,027,799 in the 2000 period from $843,089 in the 1999 period. Basic and diluted net loss per share in the three months ended March 31, 2000 was ($0.09), compared to a net loss of ($0.11) for the three months ended March 31, 1999 (and a loss of ($0.16) from continuing operations in the 1999 period).

The decreased loss in 2000 versus 1999 was due to improved results at University Bank, Michigan BIDCO and Midwest Loan Services which more than offset the decrease in income from the discontinued operations at Varsity Mortgage, which was profitable during the 1999 quarter.
      The following table summarizes the pre-tax income (loss) of each profit center of the Company for the three months ended March 31, 2000 and 1999 (in thousands):

      Three months ended March 31, 2000 Pre-tax Income (Loss) Summary:

      Community Banking                           $ (230)
      Midwest Loan Services                          (15)
      Merchant Banking (Michigan BIDCO)               106
      Corporate Office                               (27)
      Total                                       $ (166)

      Three months ended March 31, 1999 Pre-tax Income (Loss) Summary:

      Community Banking                           $ (266)
      Midwest Loan Services                          (23)
      Merchant Banking (Michigan BIDCO)                 3
      Corporate Office                               (50)
      Total from continuing operations              (336)
      Income from discontinued                    $  102
      operations (Varsity Mortgage)

      Total                                       $ (234)

RESULTS OF OPERATIONS

Net Interest Income

      Net interest income from continuing operations increased to $310,394 for the three months ended March 31, 2000 from $245,392 for the three months ended March 31, 1999. Net interest income rose from the year ago period primarily because of a higher interest rate spread. The yield on interest earning assets increased from 7.99% in the 1999 period to 8.99% in the 2000 period. The cost of interest bearing liabilities increased from 5.12% in the 1999 period to 5.19% in the 2000 period. Net interest income as a percentage of total earning assets increased from 2.63% to 3.61%.

Interest income

      Interest income increased to $772,395 in the quarter ended March 31, 2000 from $745,743 in the quarter ended March 31, 1999. The average volume of interest earning assets decreased to $34,845,007 in the 2000 period from $37,860,656 in the 1999 period, a decrease of 8.0%. The decreased volume of earning assets was due to a decrease in loans made to Varsity Mortgage, which more than offset an increase in portfolio loans. The overall yield on the loan portfolio increased to 9.29% from 8.54%.
      The average volume of investment securities in the three months ended March 31, 2000 increased 11.8% over the same period in 1999, as the Bank took a position in long term bonds to shift its overall interest rate exposure to increase the duration of assets. The yield on the securities portfolio decreased from 7.03% in the three month period ended March 31, 1999 to 6.28% in the 2000 period.

Interest Expense

      Interest expense decreased from $500,351 in the three months ended March 31, 1999 to $462,001 in the 2000 period. The decrease was due to a decrease in interest bearing liabilities as a result of decreased brokered time deposits and decreased rates paid on Now, Savings and Money Market accounts. The decrease in retail deposit costs was only partially offset by inclusion of the BIDCO's term debt and increased holding company debt. The cost of funds increased to 5.19% in the 2000 period from 5.12% in the 1999 period. The average volume of interest bearing liabilities decreased 8.9% in the 2000 period versus the 1999 period.


MONTHLY AVERAGE BALANCE SHEET AND INTEREST MARGIN ANALYSIS

      The following table on page 12 summarizes monthly average balances, revenues from earning assets, expenses of interest bearing liabilities, their associated yield or cost and the net return on earning assets for the three months ended March 31, 2000 and 1999.

                               UNIVERSITY BANCORP
                            Net Interest Income Table

                                                   Three Months Ended March 31,               Three Months Ended March 31,
                                          ------------------------------------------  ------------------------------------------
                                                               2000                                        1999
                                          ------------------------------------------  ------------------------------------------
                                             Average          Interest     Average        Average         Interest     Average
                                             Balance          Inc(Exp)     Yield (3)      Balance         Inc(Exp)     Yield (3)

Interest Earning Assets:
     Loans:
          Commercial                       13,385,858         314,351        9.52%        9,898,266        235,538        9.65%
          Real Estate(1)                   16,985,367         371,850        8.88%       19,490,333        377,370        7.85%
          Installment/Consumer              1,060,222          33,654       12.87%        1,212,657         31,805       10.64%
                                          ------------     -----------    ----------- --------------    -----------   ---------
     Total Loans                           31,431,447         719,855        9.29%       30,601,256        644,713        8.54%

     Investment Securities(2)               3,370,345          52,152        6.28%        3,014,526         52,275        7.03%
     Federal Funds & Bank Deposits             43,215             388        3.64%        4,244,874         48,755        4.66%
                                          ------------     -----------    ----------- --------------    -----------   ---------
          Total Interest Bearing Assets    34,845,007         772,395        8.99%       37,860,656        745,743        7.99%

Interest Bearing Liabilities:
     Deposit Accounts:
         Now/Super-Now                      3,011,687          20,437        2.75%        3,289,254         25,459        3.14%
         Savings                              285,701           1,441        2.05%          183,346          1,122        2.48%
         Time                              14,764,726         218,604        6.00%       22,052,300        315,263        5.80%
         Borrowed Funds                     3,161,974          46,355        5.95%          192,975          2,482        5.22%
         Money Market Accts                12,776,317         126,370        4.01%       13,123,532        138,925        4.29%
                                          ------------     -----------    ----------- --------------    -----------   ---------
             Total                         34,000,405         413,207        4.93%       38,841,407        483,251        5.05%

     BIDCO Debt                             1,123,000          25,262        9.12%
     Holding Company Debt                   1,012,000          23,532        9.43%          809,867         17,100        8.56%
                                          ------------     -----------    ----------- --------------    -----------   ---------
          Total Interest Bearing
               Liabilities                 36,135,405         462,001        5.19%       39,651,274        500,351        5.12%
                                          ------------     -----------    ----------- --------------    -----------   ---------
Net Earning Assets, net interest
   income, and interest rate spread        (1,290,398)        310,394        3.80%       (1,790,618)       245,392        2.87%

Net yield on interest-earning assets                                         3.61%                                        2.63%


(1) The amounts for 1999 were adjusted to eliminate loans and income from discontinued operations.

(2) Actual yields; not adjusted to take into account tax-equivalent yields resulting from tax-free municipal income and includes bank deposits.

(3) Annualized.

Allowance for Loan Losses

      The monthly allowance for loan loss was decreased to $1,000 for the first quarter of 2000 from the previous $7,500 per month rate as a result of management's assessment of improved loan quality. The actual loan losses were $47,779 in the three month period ended March 31, 2000 versus $256,668 in the three month period ended March 31, 1999.

Three Months Ended                             March 31,         March 31,
                                                 2000              1999
                                                 ----              ----
Provision for loan losses                           1,000         118,433
Loan charge-offs                                 (47,779)       (256,668)
Recoveries                                         31,945          76,283
Net increase (decrease) in allowance             (14,834)        (61,952)

                                                At                   At
                                           March 31, 2000     December 31, 1999
Total loans (1)                              30,871,407           29,565,921
Reserve for loan losses                       517,751              532,585
Reserve/Loans % (1)                            1.68%                1.80%

(1) Excludes loans held for sale and Michigan BIDCO loans which are valued at fair market value net of specific required reserves.

      The following schedule summarizes the Company's nonperforming loans for the periods indicated (1):

                                                             At                         At
                                                       March 31, 2000           December 31, 1999
                                                       --------------           -----------------
Past due 90 days and over
-------------------------
and still accruing (1):
-----------------------
  Real estate                                                 184,596                      93,883
  Installment                                                       0                           0
  Commercial                                                        0                     123,688
    Subtotal                                                  184,596                     217,571

Nonaccrual loans (1):
---------------------
  Real estate                                                       0                     144,739
  Installment                                                       0                           0
  Commercial                                                        0                           0
    Subtotal                                                        0                     144,739

Other real estate owned                                       697,164                     683,784
-----------------------

Total nonperforming                                           881,760                   1,046,094

Ratio of nonperforming to                                       2.86%                       3.54%
total loans(1)

Ratio of loans past due over 90 days and                        35.7%                       68.0%
nonaccrual loans to loan loss reserve

(1) Excludes loans held for sale and Michigan BIDCO loans which are valued at fair market value net of specific loss reserves. Michigan BIDCO has a $396,000 commercial loan on nonaccrual status at March 31, 2000 and December 31, 1999.


      Other real estate owned at March 31, 2000 and December 31, 1999 includes a commercial development site in Sault Ste. Marie, Michigan. Based upon an appraisal, management believes the 16-acre site where a former loan office is located has a fair market value substantially more than its carrying cost as of March 31, 2000 of $266,079. This property is carried as other real estate owned in the Company's financial statements since the Bank no longer intends to utilize it for a branch location. There is no assurance that a sale of the property will be consummated.
      The Bank's loan portfolio continues to have very low delinquencies other than residential real estate properties. With the exception of the property mentioned above, the other real estate consists of residential single family properties. Subsequent to March 31, 2000 two additional properties were sold at a small gain. Based upon management's review of appraisal information and current broker price opinions, management believes that for the most part, the Bank is well secured with respect to these loans and the other real estate owned which is carried at cost.

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

Non-Interest Income

      Total non-interest income increased to $552,386 for the three months ended March 31, 2000 from $283,816 for the three months ended March 31, 1999. The increase was principally a result of an increase in the Bank's merchant banking income because of the inclusion in consolidated results of the BIDCO's results. Loan origination and loan subservicing fee income also increase during the period primarily as a result of an increase in volume at Midwest Loan Services.

      Securities. During the three months ended March 31, 2000, there were no securities sales from the Bank's available-for-sale securities portfolio. During the first quarter of 2000, the BIDCO realized a $3,501 gain on the sale of a common stock investment. Gross proceeds from this sale were $103,501.

      Mortgage Banking. Mortgage banking income (including loan origination, gain on sale, servicing and subservicing fee income) increased to $294,597 in the three months ended March 31, 2000 from $249,549 in the three months ended March 31, 1999. Increased loan origination and subservicing activity at Midwest Loan Services was responsible for the increase.
      At March 31, 2000, the Bank and its subsidiaries owned the right to service mortgages for FHLMC, FNMA and others, most of which was owned by Midwest Loan Services, and the remainder by the Bank. The carrying value is currently $665,425. Based on recent comparable sales and indications of market value from industry brokers, management believes that the current market value of the Bank's portfolio of mortgage servicing rights approximates cost. Market interest rate conditions can quickly affect the value of mortgage servicing rights in a positive or negative fashion, as long term interest rates rise and fall.

      Subsequent to quarter-end, Midwest Loan Services increased its mortgage subservicing contracts by over 50% in a single month as a result of increased business with the mortgage banking subsidiary of a major Wall Street firm.

      Michigan BIDCO. In 1999 the Company received permission from the Michigan Financial Institutions Bureau for the BIDCO to repurchase the shares and convertible bonds held by certain minority shareholders of the BIDCO. The shares were repurchased on March 31, 1999 and the bonds in mid-April. As a result of the transaction, the Company's ownership of the BIDCO increased to 80.1% from 44.1%, and the BIDCO became part of the Company's tax filing group for federal income tax purposes and the BIDCO's financial results are consolidated in the Company's from March 31, 1999 forward. The Company's consolidated fully diluted ownership in the BIDCO is 28.8%, after considering the impact of convertible bonds.
      During the three months ended March 31, 2000, the BIDCO made no new investments, although its equity interest in two investments were sold for an amount equal to the carrying value at December 31, 1999.
      Management is considering a transaction where the Bank would sell its interest in the BIDCO to the BIDCO itself. The Bank's board has now approved the transaction and we are awaiting regulatory approval for the transaction. For additional details, please see the Company's Report on Form 10-K for the period ended December 31, 1999. The BIDCO has called for conversion its remaining convertible bonds. As a result, the BIDCO is expected to no longer be consolidated in the Company's financial statements.
      The BIDCO is pursuing development of a technology to send money securely over the internet using e-mail file attachments under the web domain name pay-it.net. The technology, for which a patent has been applied was developed in connection with the National Center for Manufacturing Sciences, based in Ann Arbor, and is based on patented technology of InterTrust Technologies of Palo Alto, California. A pilot of the project has been agreed for a business to business application in the auto industry and several additional pilots are being discussed both domestically and internationally. There is no assurance that the technology, if fully developed and deployed, will bring the BIDCO a profit.

Non-Interest Expense

      Non-interest expense increased to $1,027,799 in the three months ended March 31, 2000 from $843,089 for the three months ended March 31, 1999. The increase was primarily the result of increased salary and benefit expenses at Midwest Loan Services, and increased audit expenses at the Bank, which more than offset cost control efforts in other areas at the Bank.
      Non-interest operating expense for the parent company only decreased from $12,293 for the three month 1999 period to $7,943 for the 2000 period. The decrease was primarily the result of ongoing efforts to keep holding company expenses at a minimum.

      Internet Banking. The Bank anticipates rolling out an internet banking product to its customers within the next three months.

Liquidity and Capital Resources

      Capital Resources. The table on page 18 sets forth the Bank's risk based assets, and the capital ratios and risk based capital ratios of the Bank and Company. At March 31, 2000, the Bank was "well-capitalized" (the required ratio for "well-capitalized" was 10% of total risk-based assets).
      Long term borrowings at 3/31/00 included $1,123,000 face amount of Michigan BIDCO's 9% convertible bonds due January 15, 2002. Subsequent to quarter-end a notice to call the bonds for cash to force conversion of the bonds into common stock effective May 31, 2000 was issued by the BIDCO. All bondholders except for one owner of $130,000 in face amount of bonds have informed the BIDCO of their intent to convert into common stock.
      Long term borrowings at 3/31/00 include $365,000 of equity conversion notes of the Company which are redeemable by the Company only in the context of an offering of additional shares of common stock, have no set maturity date and have interest payments deferred until maturity.

      Bank Liquidity. The Bank's primary sources of liquidity are customer deposits, scheduled amortization and prepayments of loan principal, cash flow from operations, maturities of various investments, the sale of loans held for sale, borrowings from correspondent lenders secured by securities, residential mortgage loans and/or commercial loans. In addition, the Bank invests in overnight Federal Funds. At March 31, 2000, the bank had cash and due from banks and Federal Funds on hand of $1,694,580. The Bank has a $5,500,000 line of credit secured by investment securities and portfolio mortgage loans and a $6,000,000 line of credit secured by commercial loans. In order to bolster liquidity, the Bank has also sold brokered CDs from time to time.

                                 UNIVERSITY BANK
               Risk Adjusted Assets & Risk Adjusted Capital Ratio
                                    31-Mar-00

                                                         Balance         Risk Weighted
0% RISK CATEGORY                                       Sheet (000)       Assets (000)

         Mort-Backed Sec Guaran by GNMA                         1                  -
         Currency & Coin                                      310                  -
         US Treasury Strip                                    486                  -
         Federal Reserve Balance                               26                  -
                                                   ------------------------------------
         TOTAL                                                823                  -

20% RISK CATEGORY
         Interest-bearing Balances                             26                  5
         Fed Funds Sold                                         9                  2
         U.S. Gov't sponsored Agency Sec                    2,240                448
         Other Mortgage-Back Securities                         -                  -
         Cash Items                                           499                100
         FHLB Stock                                           848                170
         Balances due from depository Inst                    825                165
                                                   ------------------------------------
         TOTAL                                              4,447                889

50% RISK CATEGORY
         Revenue Oblig Sec issued by state                    512                256
         Qualifying 1st liens on 1-4 family                12,839              6,420
                                                   ------------------------------------
         TOTAL                                             13,351              6,676

100% RISK CATEGORY
         ALL OTHER ASSETS                                  23,086             23,086
ON BALANCE SHEET ITEMS EXCLUDED FROM CALCULATION
10% of mtg serving right of $665                               67
Valuation Adjustment for Govt Bond AFS                       (688)

          TOTAL ASSETS                                     41,085             30,650
                                                   ====================================

                        TIER 1 CAPITAL                 Balance
          Common Stock                                       200
          Surplus                                          4,432
          Undivided Profits & Capital Reserves            (1,310)
          Minority Interest                                  598
          Other identifiable Intangible Assets               (67)
          TOTAL TIER 1 CAPITAL                             3,854

                        TIER 2 CAPITAL
          Allowance for loans & Lease losses                 518
          Excess LLR (limited to 1.25% gross risk-          (135)
          weighted assets
          TOTAL TIER 2 CAPITAL                               383

          TOTAL TIER 1 & TIER 2 CAPITAL                    4,237

          TIER 1/TOTAL ASSETS                               9.38%
          TIER 1 & 2/TOTAL ASSETS                          10.31%

          TIER 1/TOTAL RISK-WEIGHTED ASSETS                12.57%
          TIER 1 & 2/TOTAL RISK-WEIGHTED ASSET             13.82%

      Parent Company Liquidity. At year-end 1999, University Bancorp, Inc. held cash and marketable equity securities of $16,067 (excluding Michigan BIDCO common stock). This increased by $176,381 to $192,418 at March 31, 2000. During the three months ended March 31, 2000 no dividends were paid from the Bank, as a result of low profitability at the Bank. In an effort to maintain the Bank's Tier 1 capital to assets ratio above 7% and to increase capital through retained earnings, management does not expect that the Bank will pay dividends to the Company during 2000 or 2001. Management intends that the cash and securities on hand, federal tax refunds receivable, and cash from the sale of common stock and the exercise of stock options to be sufficient to cover the required principal reductions during 2000 on the parent company's indebtedness owing to North Country Bank & Trust ("NCB&T"). The NCB&T loans amounted to $661,000 and $694,000 at March 31, 2000 and at December 31, 1999, respectively.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

      All financial institutions are significantly affected by fluctuations in interest rates commonly referred to as "interest rate risk." The principal exposure of a financial institution's earnings to interest rate risk is the difference in time between interest rate adjustments or maturities on interest-earning assets compared to the time between interest rate adjustments or maturities on interest-bearing liabilities. Such difference is commonly referred to as a financial institution's "gap position." In periods when interest rates are increasing, a negative gap position will result in generally lower earnings as long-term assets are repricing upward slower than short-term liabilities. However during a declining rate environment, the opposite effect on earnings is true, with earnings rising due to long-term assets repricing downward slower than short-term liabilities.
      Rising long term and short term interest rates tend to increase the value of Midwest Loan Services' investment in mortgage servicing rights and improve Midwest Loan Services' current return on such rights by lowering required amortization rates on the rights. Rising interest rates tends to decrease new mortgage origination activity, negatively impacting current income from the retail mortgage banking operations of the Bank and Midwest Loan Services. Rising interest rates also slow Midwest Loan Services' rate of growth, but increases the duration of its existing subservicing contracts.
      The Bank performs a static gap analysis which has limited value as a simulation because of competitive and other influences that are beyond the control of the Bank. The table on page 20 details the Bank's interest sensitivity gap between interest-earning assets and interest-bearing liabilities at March 31, 2000. The table is based upon various assumptions of management which may not necessarily reflect future experience. As a result, certain assets and liabilities indicated in the table as maturing or re-pricing within a stated period may, in fact, mature or re-price in other periods or at different volumes. The one-year static gap position at March 31, 2000 was estimated to be ($15,608,000) or -37.99%.

                                                                              20
                                 UNIVERSITY BANK
                        Asset/Liability Position Analysis
                                  ($ in 000's)
                            Maturing or Repricing in

                                          3 Mos   91 Days to    1 - 3      3 - 5     Over 5    ALL
ASSETS                                   or Less    1 Year      Years      Years     Years     OTHERS     TOTAL
------                                   -------    ------      -----      -----     -----     ------     -----
    Fed Funds                                  9         --         --         --         --         --         9
    Loans                                  8,071      3,227      9,833      3,990      6,846         --    31,967
    Securities                                --         --         --         --      3,398         --     3,398
    Other Assets                              --         --         --         --         --      4,077     4,077
    Cash and Due from Banks                   --         --         --         --         --      1,634     1,634
                                         -------------------------------------------------------------------------
      TOTAL ASSETS                         8,080      3,227      9,833      3,990     10,244      5,711    41,085
                                         -------------------------------------------------------------------------

LIABILITIES
    CD's over $100,000                       868      1,127        870         --        103         --     2,968
    CD's under $100,000                    1,811      7,682      1,268         10        701         --    11,472
    MMDA                                   6,162      6,161         --         --         --         --    12,323
    NOW                                       --         --      2,974         --         --         --     2,974
    Demand and Escrow                         --         --         --         --         --      2,950     2,950
    Savings                                   --         --        309         --         --         --       309
    Other Borrowings                       2,962        142      1,487         --         --         --     4,591
    Other Liabilities                         --         --         --         --         --        864       864
    Equity                                    --         --         --         --         --      2,634     2,634
                                         -------------------------------------------------------------------------
      TOTAL LIABILITIES & EQUITY          11,803     15,112      6,908         10        804      6,448    41,085
                                         -------------------------------------------------------------------------


                            GAP           (3,723)   (11,885)     2,925      3,980      9,440       (737)
                                         =========================================================================


                            CUMULATIVE
                            GAP           (3,723)   (15,608)   (12,683)    (8,703)       737        --
                                         ==============================================================

                            GAP
                            PERCENTAGE     -9.06%    -37.99%    -30.87%    -21.18%      1.79%     0.00%
                                         ==============================================================

PART II OTHER INFORMATION

Item 1. Legal Proceedings

      There are no material pending legal proceedings to which the Company or any of its subsidiaries is party or to which any of their properties are subject.


Item 5. Other information

      Parent Company Financial Information

            Certain condensed financial information with respect to University Bancorp, Inc. is presented on pages 22,23, and 24.

                     UNIVERSITY BANCORP, INC. (PARENT ONLY)
                            Condensed Balance Sheets
                       March 31, 2000 and December 31,1999
                                   (Unaudited)

                                                            March 31,   December 31,
                                                              2000         1999
                                                           -----------  -----------
ASSETS
Cash and cash equivalents                                 $     3,748  $    15,834
Securities available for sale                                 188,670          233
Investment in University Bank                               2,634,100    2,885,704
Investment in Michigan BIDCO                                   77,735       73,397
Other assets                                                    7,689        3,584
                                                            ----------   ----------
   Total Assets                                           $ 2,911,942  $ 2,978,752
                                                            ==========   ==========



LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable                                             $   661,000  $   694,000
Equity conversion bonds                                       365,000      304,000
Accounts payable                                                             5,293
Accrued interest payable                                       31,901       25,000
Tax liabilities                                                                 79
                                                            ----------   ----------
   Total Liabilities                                        1,057,901    1,028,372
Stockholders Equity                                         1,854,041    1,950,380
                                                            ----------   ----------
   Total Liabilities and Stockholders Equity              $ 2,911,942  $ 2,978,752
                                                            ==========   ==========

                                                                              23
                     UNIVERSITY BANCORP, INC. (PARENT ONLY)
                       Condensed Statements of Operations
                       March 31, 2000 and December 31,1999
                                   (Unaudited)


                                                                         2000                          1999
                                                                    ----------------             ----------------
Income:
 Dividends from subsidiary                                       $                0            $                0
 Interest & dividends on investments                                            135                         2,038
 Income from Michigan BIDCO                                                   4,338                             0
 Gain (loss) on sale of securities                                                0                       (23,009)
                                                                    ----------------              ----------------
         Total Income                                                         4,473                       (20,971)
Expense:
 Interest                                                                    23,532                        17,100
 Salaries & benefits                                                              0                         1,085
 Public listing                                                               3,401                         2,380
 Audit & legal                                                                4,249                         7,060
 Other taxes                                                                      0                         1,270
 Occupancy & other miscellaneous                                                293                           498
                                                                    ----------------              ----------------
         Total Expense                                                       31,475                        29,393

Income (loss) before federal income taxes
 (benefit) and equity in undistributed
 net income (loss) of subsidiaries                                          (27,002)                      (50,364)
Federal income taxes (benefit)                                                    0                             0
                                                                    ----------------              ----------------
Income (loss) before equity in
 undistributed net income of subsidiaries                                   (27,002)                      (50,364)
Equity in undistributed net income (loss)
 of subsidiaries.                                                          (148,390)                     (172,693)
                                                                    ----------------              ----------------
Net loss                                                         $         (175,392)           $         (223,057)
                                                                    ================              ================

Basic and diluted net loss per common share                      $            (0.09)           $            (0.11)
                                                                    ================              ================

                                                                              24
                     UNIVERSITY BANCORP, INC. (PARENT ONLY)
                        Condensed Statement of Cash Flows
                       March 31, 2000 and December 31,1999

                                                                           2000                1999
                                                                     ----------------    ----------------
Cash flow from operating activities:
 Net loss                                                           $       (175,392)   $       (223,057)
Reconciliation of net income (loss) to net cash used in
operating activities:
 Loss(gain) on sale of investments                                                 0              23,009
 Decrease/(Increase) in other assets                                          (4,105)             (2,297)
 Increase(Decrease) in accounts payable                                       (5,293)             (1,123)
 Increase(Decrease) in other liabilities                                       6,901             (11,761)
 Decrease(Increase) investment in Michigan BIDCO                              (4,337)                  0
 Decrease(Increase) investment in University Bank                            148,390              11,761
                                                                     ----------------    ----------------
  Net cash (used in) operating activities                                    (33,836)           (203,468)
                                                                     ----------------    ----------------

Cash flow from investing activities:
 Advances to Michigan BIDCO                                                        0             (20,896)
 Purchase of securities available for sale                                   (37,500)                  0
 Proceeds from sales of securities available for sale                              0              36,951
                                                                     ----------------    ----------------
  Net cash provided by (used in) investing activities                        (37,500)             16,055
                                                                     ----------------    ----------------

Cash flow from financing activities:
 Principal payment on notes payable                                          (33,000)            (33,000)
 Issuance of equity conversion bonds                                          61,000             196,989
 Proceeds from sale of common stock                                           31,250                   0
                                                                     ----------------    ----------------
  Net cash provided by financing activities                                   59,250             163,989
                                                                     ----------------    ----------------

  Net changes in cash and cash equivalents                                   (12,086)            (23,424)

Cash and cash equivalents:
 Beginning of period                                                          15,834              33,702
                                                                     ----------------    ----------------

 End of period                                                      $          3,748    $         10,278
                                                                     ================    ================

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
  Interest                                                          $         16,631    $         18,224

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

                                   UNIVERSITY BANCORP, INC.

Date: May 13, 2000                 /s/ Stephen Lange Ranzini
                                   -------------------------
                                   Stephen Lange Ranzini
                                   President & CEO and
                                   Principal Financial Officer)

         Exhibit Index                      Sequentially
         -------------                      ------------
                                            Numbered Page
                                            -------------

27.      Financial Data Schedule            27