Form 10-K405/A
period 1999-12-31
UNIVERSITY BANCORP INC /DE/
filed 2000-07-05
CIK 811211

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

         Documents Incorporated by Reference: Portions of the registrant's Proxy Statement, to be filed by April 29, 2000 for the 2000 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Report.
                               page 1 of 3 pages
                 Exhibit index on sequentially numbered page 91

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
   Authorized - 5,000,000 shares;
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