Form 10-Q
period 2000-06-30
UNIVERSITY BANCORP INC /DE/
filed 2000-08-17
CIK 811211

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

(Mark One)

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the quarterly period ended June 30, 2000

OR

 [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the transition period from _______________ to _______________

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

   Common Stock, $0.01 par value    Outstanding at August 3, 2000:
                                    2,027,801 shares


                               page 1 of 28 pages
                 Exhibit index on sequentially numbered page 27

                                                                               2
                                    FORM 10-Q

                                TABLE OF CONTENTS


PART I - Financial Information


Item 1.          Financial Statements                                PAGE

         Consolidated Balance Sheets                                   3
         Consolidated Statements of Operations                         5
         Consolidated Statements of Cash Flows                         7
         Notes to the Consolidated Financial Statements                8

Item 2.          Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

         Summary                                                       9
         Results of Operations                                         10
         Liquidity and Capital Resources                               18

Item 3.          Quantitative and Qualitative Disclosures about
                 Market Risk                                           20

PART II - Other Information

         Item 1. Legal Proceedings                                     22
         Item 5. Other Information:
                      Parent Company Condensed Financial
                      Information                                      22
         Item 6. Exhibits & Reports on Form 8-K                        26

Signatures                                                             26


Exhibit Index                                                          27


-------------------------------------------------------------------------------

   The information furnished in these interim statements reflects all adjustments and accruals that are, in the opinion of management, necessary for a fair statement of the results for such periods. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year.

Part I. - Financial Information
Item 1.- Financial Statements



                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                 June 30, 2000 (Unaudited) and December 31,1999



                                                                                     UNAUDITED
                                                                                      June 30,               December 31,
ASSETS                                                                                  2000                     1999
                                                                             -------------------      -------------------


Cash and due from banks                                                      $        1,356,225       $        1,542,567
Short term investments                                                                    9,011                    8,753
                                                                             -------------------      -------------------
     Total cash and cash equivalents                                                  1,365,236                1,551,320

Securities available for sale at market                                               2,664,027                2,626,415
Federal Home Loan Bank Stock                                                            848,400                  848,400
Equity investments of Michigan BIDCO                                                          0                  892,965

Loans held for sale                                                                     259,075                  305,049

Loans                                                                                32,190,277               31,112,496
Allowance for loan losses                                                              (589,850)                (532,585)
                                                                             -------------------      -------------------
     Loans, net                                                                      31,600,427               30,579,911

Premises and equipment                                                                1,315,034                1,405,210
Mortgage servicing rights                                                               673,135                  704,164
Other real estate owned                                                                 519,015                  683,784
Accounts receivable                                                                     473,070                  159,584
Accrued interest receivable                                                             245,410                  234,252
Investment in Michigan BIDCO, Inc.                                                    1,277,383                        0
Investment in Michigan Capital Fund LP I                                                606,904                  656,904
Other assets                                                                            428,853                  174,580
                                                                             -------------------      -------------------

      TOTAL ASSETS                                                           $       42,275,969       $       40,822,538
                                                                             ===================      ===================








                                   -Continued-

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (continued)
                 June 30, 2000 (Unaudited) and December 31,1999



                                                                                    UNAUDITED
                                                                                     June 30,               December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                                   2000                     1999
                                                                             -------------------      -------------------

Liabilities
Deposits:
  Demand - non interest bearing                                              $        2,976,154       $        2,126,157
  Demand - interest bearing                                                          15,423,210               13,840,469
  Savings                                                                               454,639                  294,487
  Time                                                                               16,826,042               15,789,866
                                                                             -------------------      -------------------
     Total Deposits                                                                  35,680,045               32,050,979

Mortgage escrow                                                                           3,980                    3,058
Short term borrowings                                                                 3,097,171                3,113,860
Long term borrowings                                                                  1,559,116                2,627,116
Accounts payable                                                                         91,448                  230,802
Accrued interest payable                                                                238,252                  240,106
Other liabilities                                                                        86,960                  100,442
                                                                             -------------------      -------------------
     Total Liabilities                                                               40,756,972               38,366,363

Minority Interest                                                                       137,822                  505,795

Stockholders' equity:
  Preferred stock, $0.001 par value;
   Authorized - 500,000 shares;
    Issued -  0 shares in 2000 and 1999                                                       -                        -
  Common stock, $0.01 par value;
   Authorized - 5,000,000 shares;
    Issued - 2,142,985 shares in 2000 and
         2,127,985 shares in 1999                                                        21,430                   21,280
  Treasury stock - 115,184 shares in 2000
    and 1999.                                                                          (340,530)                (340,530)
  Additional paid-in-capital                                                          3,817,608                3,786,508
  Retained deficit                                                                   (1,478,350)                (931,980)
  Accumulated other comprehensive loss                                                 (638,983)                (584,898)
                                                                             -------------------      -------------------

     Total Stockholders' Equity                                                       1,381,175                1,950,380
                                                                             -------------------      -------------------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                                                  $       42,275,969       $       40,822,538
                                                                             ===================      ===================



See accompanying notes to consolidated financial statements (unaudited).

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  For the Periods Ended June 30, 2000 and 1999
                                   (Unaudited)

                                                                 For the Three Month                     For the Six Month
                                                                    Period Ended                          Period Ended
                                                               2000              1999                 2000                  1999
                                                         -----------          -----------          -----------          ------------
Interest income:
  Interest and fees on loans                             $   764,318          $   738,621          $ 1,484,173          $ 1,383,334
  Interest on securities:
   U.S. Government agencies                                   36,819               23,073               72,096               56,812
   Other securities                                           16,876               15,122               33,751               33,657
  Interest on bank deposits                                      343                  584                  611                1,089
  Interest on federal funds sold                                 134                3,776                  254               52,025
                                                         -----------          -----------          -----------          -----------
     Total interest income                                   818,490              781,176            1,590,885            1,526,917
                                                         -----------          -----------          -----------          -----------

Interest expense:
  Interest on deposits:
   Demand deposits                                           158,126              139,181              304,932              303,565
   Savings deposits                                            1,437                1,103                2,878                2,225
   Time certificates of deposit                              234,339              252,714              452,943              567,977
  Bank and other short term borrowings                        54,728               34,797              101,083               42,513
  Long Term Notes Payable                                     32,097               47,320               80,892               59,185
                                                         -----------          -----------          -----------          -----------

     Total interest expense                                  480,727              475,115              942,728              975,465
                                                         -----------          -----------          -----------          -----------

     Net interest income                                     337,763              306,061              648,157              551,452

Provision for loan losses                                     65,000               22,500               66,000               45,000
                                                         -----------          -----------          -----------          -----------

     Net interest income after
       provision for loan losses                             272,763              283,561              582,157              506,452
                                                         -----------          -----------          -----------          -----------

Other income:
  Loan origination and other fees                            173,456              139,766              305,194              238,873
  Loan servicing and subservicing fees                       235,092              143,915              391,145              259,945
  Gain on sale of mortgage loans                              12,459               13,715               19,265               48,127
  Merchant banking/ BIDCO income                              24,928              202,189              234,739              204,879
  Insurance and investment fee income                         18,523               28,476               42,077               47,863
  Deposit service charges and fees                            18,202               16,426               32,787               29,945
  Net security gains (losses)                                      0                7,531                3,501              (15,477)
  Other                                                       15,693               33,907               22,031               55,587
                                                         -----------          -----------          -----------          -----------

     Total other income                                      498,353              585,925            1,050,739              869,742
                                                         -----------          -----------          -----------          -----------



                                   -Continued-

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  For the Periods Ended June 30, 2000 and 1999
                                   (Unaudited)

                                                                  For the Three Month                       For the Six Month
                                                                      Period Ended                           Period Ended
Other expenses:                                               2000                 1999                 2000                 1999
                                                         -----------          -----------          -----------          ------------
  Salaries and wages                                     $   384,930          $   363,018          $   776,597          $   678,294
  Employee benefits                                           74,776               66,481              150,833              126,918
  Legal and audit expense                                    115,860               67,904              250,631              134,693
  Occupancy, net                                              87,486               50,909              157,857              115,123
  Data processing and equipment expense                       77,413               53,857              161,310              119,098
  Consulting fees                                             62,780               23,927               77,487               46,727
  Advertising                                                 27,060               26,040               48,322               67,889
  Supplies and postage                                        50,773               12,660               88,092               67,378
  Servicing rights amortization                                8,909               78,576               58,940              107,136
  Mortgage banking expense                                    70,973               18,458               93,828               60,174
  Travel and entertainment                                    23,398               13,228               41,043               29,383
  Insurance                                                   11,494               16,486               22,934               24,283
  Other operating expenses                                   150,569              222,694              246,346              280,231
                                                         -----------          -----------          -----------          -----------
     Total other expenses                                  1,146,421            1,014,238            2,174,220            1,857,327
                                                         -----------          -----------          -----------          -----------

Loss from continuing operations
   before income taxes                                      (375,305)            (144,752)            (541,324)            (481,133)
                                                         -----------          -----------          -----------          -----------

Income tax expense (benefit)                                  (4,327)                (300)               5,046              (11,500)
                                                         -----------          -----------          -----------          -----------

Net loss from continuing operations                         (370,978)            (144,452)            (546,370)            (469,633)

Discontinued operations:
  Loss from Varsity Mortgage
     and Varsity Funding                                                         (210,850)                                 (108,727)
                                                         -----------          -----------          -----------          -----------

      Net loss                                           $  (370,978)         $  (355,302)         $  (546,370)         $  (578,360)
                                                         ===========          ===========          ===========          ===========
     Comprehensive loss                                  $  (472,867)         $  (540,361)         $  (600,455)         $  (883,225)
                                                         ===========          ===========          ===========          ===========

Basic and diluted loss from continuing
  operations per common share                            $     (0.18)         $     (0.07)         $     (0.27)         $     (0.24)
                                                         ===========          ===========          ===========          ===========

Basic and diluted loss per common share                  $     (0.18)         $     (0.18)         $     (0.27)         $     (0.29)
                                                         ===========          ===========          ===========          ===========

Weighted average shares outstanding                        2,027,801            1,989,139            2,025,658            1,989,139
                                                         ===========          ===========          ===========          ===========

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                                  Consolidated
                            Statements of Cash Flows
                                For the six month
                             periods ended June 30,
                                  2000 and 1999
                                   (Unaudited)

                                                                                            2000                     1999
                                                                                    ---------------------    ---------------------
Cash flow from operating activities:
Net loss                                                                              $          (546,370)    $           (578,360)
Adjustments to reconcile net loss to net cash from Operating Activities:
    Depreciation and amortization                                                                 230,764                  222,802
    Provision for loan loss                                                                        66,000                   45,000
    Mortgage loans originated for sale and securitization                                      (2,505,700)            (176,817,187)
    Proceeds from sale of mortgage loans                                                        2,570,939              176,090,856
    Net loss/(gain) on loan sales and securitization                                              (19,265)                (696,258)
    Net (accretion)/amortization on securities                                                    (57,102)                  32,806
    Net loss/(gain) on sale of securities                                                          (3,501)                  15,477
    Change in:
      Investment in Michigan BIDCO, Inc.                                                                0                  725,733
      Mortgage servicing rights                                                                         0                  119,019
      Other real estate                                                                           152,456                  141,708
      Other assets                                                                               (599,774)                (215,041)
      Other liabilities                                                                           201,543                 (254,259)
                                                                                      -------------------     --------------------
       Net cash from operating activities                                                        (510,010)              (1,167,704)
                                                                                      -------------------     --------------------

    Cash flow from investing activities:
      Purchase of securities available for sale                                                   (37,500)                (494,101)
      Proceeds from sales of securities                                                           103,501                  504,098
      Proceeds from maturities and paydowns of securities available for sale                        2,905                  428,509
      Net change in Michigan BIDCO investment                                                     197,302                        0
      Capitalized mortgage servicing rights                                                       (76,107)                       0
      Loans granted net of repayments                                                          (1,605,083)              (4,072,755)
      Premises and equipment expenditures                                                         (84,175)                (131,257)
                                                                                      -------------------     --------------------
       Net cash from investing activities                                                      (1,499,157)              (3,765,506)
                                                                                      -------------------     --------------------

    Cash flow used in financing activities:
      Change in deposits                                                                        1,882,600               (7,742,286)
      Change in mortgage escrow accounts                                                              922                      (22)
      Change in short term borrowings                                                             (16,689)               4,711,181
      Issuance of long term notes                                                                  60,000                  343,000
      Principal payments on long term notes                                                      (135,000)                (132,000)
      Issuance of common stock                                                                     31,250                        0
      Conversion of BIDCO bonds and buyout of minority interests                                        0                  170,872
                                                                                      -------------------     --------------------
       Net cash from financing activities                                                       1,823,083               (2,649,255)
                                                                                      -------------------     --------------------

          Net change in cash and cash equivalents                                                (186,084)              (7,582,465)
   Cash and cash equivalents:
     Beginning of period                                                                        1,551,320                9,246,015
                                                                                      -------------------     --------------------
     End of period                                                                    $         1,365,236     $          1,663,550
                                                                                      ===================     ====================

    Supplemental disclosure of cash flow information:
      Cash paid for interest                                                          $           907,344     $          1,022,681

    Supplemental disclosure of non-cash transactions:
      BIDCO conversion of bonds to common stock                                                               $             26,117

    De-consolidation of Michigan BIDCO, Inc.:
      Cash (deposits at University Bank)                                              $        (1,746,466)
      Equity Investments of Michigan BIDCO, Inc.                                                 (595,663)
      Loans                                                                                      (518,567)
      Premises & Equipment                                                                        (50,723)
      Other Real Estate                                                                           (12,313)
      Other Assets                                                                                (70,857)
      Long Term Borrowings                                                                        993,000
      Accrued Interest Payable                                                                     37,238
      Other Liabilities                                                                           369,765
      Minority Interest                                                                           317,203
      Investment in Michigan BIDCO, Inc.                                                        1,277,383

See accompanying notes to consolidated financial statements (unaudited).

                                                                               8
                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1) General

         See note 1 of Notes to Financial Statements incorporated by reference in the Company's 1999 Annual Report on Form 10-K for a summary of the Company's significant accounting policies.
         The unaudited financial statements included herein were prepared from the books of the Company in accordance with generally accepted accounting principles and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company's 1999 Annual Report on Form 10-K.
         Effective May 31, 2000, Michigan BIDCO, Inc. (`the BIDCO') converted all outstanding bonds into common stock thus diluting the Company's ownership of the BIDCO. This transaction required the removal of the BIDCO from the consolidated results of the Company. Income has been consolidated through May 31, 2000, however assets and liabilities have been removed as of May 31, 2000.
         Earnings per share are calculated based on the weighted average number of common shares outstanding during each period as follows: 2,027,801 and 1,989,139 for the three months ended June 30, 2000 and 1999, respectively; 2,025,658 and 1,989,139 shares for the six months ended June 30, 2000 and 1999, respectively. Stock options are considered not dilutive for the 2000 period and, therefore, are not included in earnings per share calculations.

(2) Available-for-sale Securities

         The Bank's available-for-sale securities portfolio at June 30, 2000 had a net unrealized loss of approximately $639,000 as compared with a net unrealized loss of approximately $585,000 at December 31, 1999, an increase of $54,000.

Securities available for sale at June 30, 2000 (in thousands):


                                                                      Gross            Gross
                                                   Amortized       Unrealized       Unrealized          Fair
                                                     Cost             Gains           Losses            Value
                                                     ----             -----           ------            -----
U.S. Treasury                                          $  493             $  0          $  (86)          $   407
U.S. agency note                                          491                0             (22)              469
U.S. agency mortgage-backed                             1,761                0            (521)            1,240
Municipal bonds                                           521                0             (40)              481
Other equity securities                                    37               30                0               67
                                                      -------             ----          -------          -------
Total securities
  available-for-sale                                  $ 3,303             $ 30          $ (669)          $ 2,664
                                                      =======             ====          =======          =======

Securities available-for-sale at December 31, 1999 (in thousands):


                                                                      Gross            Gross
                                                   Amortized       Unrealized       Unrealized          Fair
                                                     Cost             Gains           Losses            Value
                                                     ----             -----           ------            -----
U.S. Treasury                                           $   480              $ 0          $ (138)          $   342
U.S. agency note                                            490                0             (29)              461
U.S. agency mortgage-backed                               1,738                0            (368)            1,370
Municipal bonds                                             503                0             (50)              453
                                                        -------              ---          -------          -------
Total securities
  available-for-sale                                    $ 3,211              $ 0          $ (585)          $ 2,626
                                                        =======              ===          =======          =======


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

                                SUBSEQUENT EVENT

         During July 2000, University Bank posted a profit from operations of $32,002 as a result of continued improved results and business volume growth at Midwest Loan Services and ongoing cost control efforts at University Bank.

                                     SUMMARY

         For the six months ended June 30, 2000, a net loss of $546,370 was realized versus a net loss of $578,360 in the same period in 1999. Net interest income from continuing operations increased to $648,157 in the 2000 period from $551,452 in the 1999 period, and other income from continuing operations was $1,050,739 in the 2000 period versus $869,742 in the 1999 period. Operating expenses from continuing operations increased to $2,174,220 in the 2000 period from $1,857,327 in the 1999 period. Basic and diluted net loss per share in the six months ended June 30, 2000 was ($0.27), compared to a net loss of ($0.29) for the six months ended June 30, 1999 (and a loss of ($0.24) from continuing operations in the 1999 period).

The decreased loss in 2000 versus 1999 was due to improved results at Midwest Loan Services that offset the decrease in income from the results of University Bank and Michigan BIDCO. Discontinued operations at Varsity Mortgage were unprofitable during the 1999 period.
         For the three months ended June 30, 2000, a net loss of $370,978 was realized versus a net loss of $355,302 in the same period in 1999. Net interest income from continuing operations increased to $337,763 in the 2000 period from $306,061 in the 1999 period, and other income from continuing operations was $498,354 in the 2000 period versus $585,925 in the 1999 period. Operating expenses from continuing operations increased to $1,146,421 in the 2000 period from $1,014,238 in the 1999 period. Basic and diluted net loss per share in the three months ended June 30, 2000 was ($0.18), compared to a net loss of ($0.18) for the three months ended June 30, 1999 (and a loss of ($0.07) from continuing operations in the 1999 period).
         The following table summarizes the net income (loss) of each profit center of the Company for the six months ended June 30, 2000 and 1999 (in thousands):


         Six months ended June 30, 2000 Net Income (Loss) Summary:

         Community Banking                                                      $ (678)
         Midwest Loan Services                                                       86
         Merchant Banking (Michigan BIDCO)                                          114
         Corporate Office                                                          (68)
                                                                                -------
              Net Loss                                                          $ (546)
                                                                                =======


         Six months ended June 30, 1999 Net Income (Loss) Summary:
         Community Banking                                                      $ (519)
         Midwest Loan Services                                                     (17)
         Merchant Banking (Michigan BIDCO)                                         146
         Corporate Office                                                          (79)
                                                                                -------
         Loss from continuing operations                                          (469)
         Loss from discontinued
           operations (Varsity Mortgage
           and Varsity Funding)                                                   (109)
                                                                                -------
              Net Loss                                                          $ (578)
                                                                                =======

                              RESULTS OF OPERATIONS

Net Interest Income

         Net interest income from continuing operations increased to $337,762 for the three months ended June 30, 2000 from $306,061 for the three months ended June 30, 1999. Net interest income rose from the year ago period primarily because of a higher interest rate spread. The yield on interest earning assets increased from 8.51% in the 1999 period to 9.04% in the 2000 period. The cost of interest bearing liabilities increased from 5.02% in the 1999 period to 5.17% in the 2000 period. Net interest income as a percentage of total average earning assets increased from 3.33% to 3.73%.

         Net interest income from continuing operations increased to $648,156 for the six months ended June 30, 2000 from $551,452 for the six months ended June 30, 1999. Net interest income rose from the year ago period primarily because of a higher interest rate spread. The yield on interest earning assets increased from 8.55% in the 1999 period to 8.99% in the 2000 period. The cost of interest bearing liabilities increased from 5.07% for the 1999 period to 5.18% for the June 30, 2000. Net interest income as a percentage of total average earning assets increased from 3.09% to 3.66%.

Interest income

         Interest income increased to $818,490 in the quarter ended June 30, 2000 from $781,176 in the quarter ended June 30, 1999. The average volume of interest earning assets decreased to $36,311,151 in the 2000 period from $36,837,051 in the 1999 period, a decrease of 1.4%. The decreased volume of earning assets was due to a decrease in loans made to Varsity Mortgage, which more than offset an increase in portfolio loans. The overall yield on the loan portfolio increased to 9.35% from 9.01%.
         The average volume of investment securities in the three months ended June 30, 2000 decreased 2.6% over the same period in 1999. The yield on the securities portfolio increased from 4.29% in the three month period ended June 30, 1999 to 6.19% in the 2000 period.
         Interest income increased to $1,590,885 in the six months ended June 30, 2000 from $1,526,917 in the six months ended June 30, 1999. The average volume of interest earning assets decreased to $35,686,673 in the 2000 period from $36,029,183 in the 1999 period, a decrease of 1.0%. The overall yield on the loan portfolio increased to 9.30% from 9.17%.
         The average volume of investment securities in the six months ended June 30, 2000 increased 5.4% over the same period in 1999. The yield on the securities portfolio increased from 5.54% in the six month period ended June 30, 1999 to 6.15% in the 2000 period.

Interest Expense

         Interest expense increased to $480,728 in the three months ended June 30, 2000 from $475,115 in the 1999 period. The increase was due to an increase in rate paid that more than offset a decrease in interest bearing liabilities as a result of decreased brokered time deposits. Interest expense was increased during the period by inclusion of the BIDCO's term debt and increased holding company debt. The cost of funds increased to 5.17% in the 2000 period from 5.02% in the 1999 period. The average volume of interest bearing liabilities decreased 1.6% in the 2000 period versus the 1999 period.
         Interest expense decreased to $942,728 in the six months ended June 30, 2000 from $975,465 in the 1999 period. The decrease was due to a decrease in interest bearing liabilities as a result of decreased brokered time deposits. Interest expense was increased during the period by inclusion of the BIDCO's term debt and increased holding company debt. The cost of funds increased to 5.18% in the 2000 period from 5.07% in the 1999 period. The average volume of interest bearing liabilities decreased 5.4% in the 2000 period versus the 1999 period.

                               UNIVERSITY BANCORP
                            Net Interest Income Table

                                                     Three Months Ended June 30,                 Three Months Ended June 30,
                                             ----------------------------------------      --------------------------------------
                                                                2000                                        1999
                                             ----------------------------------------      --------------------------------------
                                                Average         Interest     Average          Average        Interest    Average
                                                Balance         Inc(Exp)    Yield (1)         Balance        Inc(Exp)    Yield (1)
Interest Earning Assets:
     Loans:
          Commercial                         $ 12,988,281    $    331,002      10.22%      $ 12,729,689   $    325,196     10.25%
          Real Estate (2)                      18,743,899         404,741       8.66%        19,069,401        382,770      8.05%
          Installment/Consumer                  1,051,286          28,575      10.90%         1,086,710         30,655     11.31%
                                             ------------    ------------                  ------------   ------------
     Total Loans                               32,783,466         764,318       9.35%        32,885,800        738,621      9.01%

     Investment Securities (3)                  3,479,185          53,695       6.19%         3,570,868         38,195      4.29%
     Federal Funds & Bank Deposits                 48,500             477       3.94%           380,383          4,360      4.60%
                                             ------------    ------------                  ------------   ------------
          Total Interest Bearing Assets      $ 36,311,151    $    818,490       9.04%      $ 36,837,051   $    781,176      8.51%

Interest Bearing Liabilities:
     Deposit Accounts:
         Now/Super-Now                       $  2,907,452    $     21,046       2.90%      $  3,225,075   $     25,207      3.13%
         Savings                                  290,465           1,437       1.98%           206,300          1,103      2.14%
         Time                                  15,388,978         234,340       6.11%        18,147,998        252,714      5.59%
         Borrowed Funds                         3,604,525          54,728       6.09%         2,759,555         34,797      5.06%
         Money Market Accts                    13,327,101         137,079       4.13%        11,561,539        113,974      3.95%
                                             ------------    ------------                  ------------   ------------
             Total                             35,518,521         448,630       5.07%        35,900,467        427,795      4.78%

     Convertible Bonds - BIDCO (4)                752,780          16,362       8.72%         1,123,000         25,275      9.03%
     Long Term Notes - Bancorp                  1,039,649          15,736       6.07%           905,644         22,045      9.76%
                                             ------------    ------------                  ------------   ------------

          Total Interest Bearing
               Liabilities                   $ 37,310,950    $    480,728       5.17%      $ 37,929,111   $    475,115      5.02%
                                             ------------    ------------                  ------------   ------------

Net Earning Assets, net interest
   income, and interest rate spread          $   (999,799)   $    337,762       3.87%      $ (1,092,060)  $    306,061      3.48%

Net yield on interest-earning assets                                            3.73%                                       3.33%


(1) Yield is annualized.
(2) The amounts for 1999 were adjusted to eliminate loans and income from discontinued operations.
(3) Actual yields; not adjusted to take into account tax-equivalent yields resulting from tax-free municipal income and includes bank deposits.
(4) The converitble bonds at Michigan BIDCO were converted on May 31,2000.

                               UNIVERSITY BANCORP
                            Net Interest Income Table

                                                   Six Months Ended June 30,                      Six Months Ended June 30,
                                          -------------------------------------------     ----------------------------------------
                                                             2000                                            1999
                                          -------------------------------------------     ----------------------------------------
                                             Average          Interest       Average        Average          Interest      Average
                                             Balance          Inc(Exp)      Yield (1)       Balance          Inc(Exp)     Yield (1)
Interest Earning Assets:
     Loans:
          Commercial                      $ 13,089,733     $    645,353        9.94%      $ 11,264,617    $    557,775       9.99%
          Real Estate (2)                   18,024,575          776,591        8.69%        18,019,043         763,099       8.54%
          Installment/Consumer               1,055,757           62,229       11.89%         1,149,336          62,460      10.96%
                                          ------------     ------------                   ------------    ------------
     Total Loans                            32,170,065        1,484,173        9.30%        30,432,996       1,383,334       9.17%

     Investment Securities (3)               3,470,750          105,847        6.15%         3,294,234          90,469       5.54%
     Federal Funds & Bank Deposits              45,858              865        3.80%         2,301,953          53,114       4.65%
                                          ------------     ------------                   ------------    ------------
          Total Interest Bearing Assets   $ 35,686,673     $  1,590,885        8.99%      $ 36,029,183    $  1,526,917       8.55%

Interest Bearing Liabilities:
     Deposit Accounts:
         Now/Super-Now                    $  2,952,898     $     41,483        2.83%      $  3,256,987    $     50,666       3.14%
         Savings                               288,500            2,878        2.01%           194,967           2,225       2.30%
         Time                               15,076,851          452,944        6.06%        20,089,364         567,977       5.70%
         Borrowed Funds                      3,383,157          101,083        6.03%         1,591,686          42,513       5.39%
         Money Market Accts                 13,051,709          263,449        4.07%        12,338,221         252,899       4.13%
                                          ------------     ------------                   ------------    ------------
             Total                          34,753,115          861,837        5.00%        37,471,225         916,280       4.93%

     Convertible Bonds - BIDCO (4)             936,867           41,624        8.96%           561,500          25,275       9.08%
     Long Term Notes - Bancorp               1,032,641           39,268        7.67%           792,635          33,910       8.63%
                                          ------------     ------------                   ------------    ------------

          Total Interest Bearing
               Liabilities                $ 36,722,623     $    942,729        5.18%      $ 38,825,360    $    975,465       5.07%
                                          ------------     ------------                   ------------    ------------

Net Earning Assets, net interest
   income, and interest rate spread       $ (1,035,950)    $    648,156        3.81%      $ (2,796,177)   $    551,452       3.48%

Net yield on interest-earning assets                                           3.66%                                         3.09%


(1) Yield is annualized.
(2) The amounts for 1999 were adjusted to eliminate loans and income from discontinued operations.
(3) Actual yields; not adjusted to take into account tax-equivalent yields resulting from tax-free municipal income and includes bank deposits.
(4) The converitble bonds at Michigan BIDCO were converted on May 31,2000.

           MONTHLY AVERAGE BALANCE SHEET AND INTEREST MARGIN ANALYSIS

         The preceding tables on pages 12 and 13 summarize monthly average balances, revenues from earning assets, expenses of interest bearing liabilities, their associated yield or cost and the net return on earning assets for the three months and six months ended June 30, 2000 and 1999.

Allowance for Loan Losses

         The provision for loan loss was increased to $65,000 during the second quarter of 2000 as a result of management's assessment of overall loan quality. The actual loan losses were $56,536 in the six month period ended June 30, 2000 versus $28,904 in the six month period ended June 30, 1999.




Six months ended:                                          June 30, 2000           June 30, 1999
-----------------                                          -------------           -------------

Provision for loan losses                                     $ 66,000                 $ 45,000
Loan charge-offs                                              (56,536)                 (28,904)
Recoveries                                                      47,801                   25,014
                                                              --------                 --------
Net increase in allowance                                     $ 57,265                 $ 41,110


As of:                                                     June 30, 2000          December 31, 1999
-----                                                      -------------          -----------------

Total loans (1)                                           $ 32,190,277                $ 31,112,496
Allowance for loan losses                                    $ 589,850                   $ 532,585
Allowance/Loans % (1)                                             1.83%                       1.71%




(1) Excludes loans held for sale which are valued at fair market value.

         The following schedule summarizes the Company's non-performing loans for the periods indicated (1):

                                                               At                        At
                                                        June 30, 2000           December 31, 1999
                                                        -------------           -----------------
Past due 90 days and over
-------------------------
and still accruing (1):
-------------------------
  Real estate                                               $  10,426                 $    93,883
  Installment                                                   1,114                           0
  Commercial                                                  260,230                     123,688
                                                            ---------                 -----------
    Subtotal                                                  271,770                     217,571

Non-accrual loans (1):
---------------------
  Real estate                                                  72,375                     144,739
  Installment                                                       0                           0
  Commercial                                                   87,500                           0
                                                            ---------                 -----------
    Subtotal                                                  159,875                     144,739

Other real estate owned                                       519,015                     683,784
-----------------------                                     ---------                 -----------

Total non-performing                                        $ 950,660                 $ 1,046,094

Ratio of non-performing to total loans (1)                      2.95%                       3.36%

Ratio of loans past due over 90 days and                        73.2%                       68.0%
non-accrual loans to loan loss reserve


(1) Excludes loans held for sale which are valued at fair market value.

         Subsequent to June 30, 2000, one parcel of other real estate owned was sold and another parcel was under contract to be sold. These parcels have a total carrying value of $252,936 and no gain or loss is expected. Other real estate owned at June 30, 2000 and December 31, 1999 includes a commercial development site in Sault Ste. Marie, Michigan. Based upon an appraisal, management believes the 16-acre site where a former loan office is located has a fair market value substantially more than its carrying value of $266,079 at June 30, 2000. The Bank no longer intends to utilize it for a branch location and accordingly has classified it as other real estate owned. There is no assurance that a sale of the Sault Ste Marie property will be consummated.
         Economic conditions in the Bank's primary market area in Ann Arbor were strong in the period. Management believes that the current allowance for loan losses is adequate to absorb losses inherent in the loan portfolio, although the ultimate adequacy of the allowance is dependent upon future economic factors beyond the Company's control. A downturn in the general nationwide economy could tend to aggravate, for example, the problems of local loan customers currently facing some difficulties, and could decrease residential home prices. A general nationwide business expansion could conversely tend to diminish the severity of any such difficulties.

Non-Interest Income

         Total non-interest income decreased to $498,354 for the three months ended June 30, 2000 from $585,925 for the three months ended June 30, 1999. The decrease was principally a result of a decrease in the Bank's merchant banking income. Loan origination and loan subservicing fee income increased during the period primarily as a result of an increase in volume at Midwest Loan Services.
         Total non-interest income increased to $1,050,740 for the six months ended June 30, 2000 from $869,742 for the six months ended June 30, 1999. The increase was principally a result of increases in loan origination and loan subservicing fee income primarily as a result of an increase in volume at Midwest Loan Services.

         Securities. During the three months ended June 30, 2000, there were no securities sales from the available-for-sale securities portfolio. During the first quarter of 2000, the BIDCO realized a $3,501 gain on the sale of a common stock investment. Gross proceeds from this sale were $103,501.

         Mortgage Banking. Mortgage banking income (including loan origination, gain on sale of mortgage loans, servicing and subservicing fee income) increased to $421,007 in the three months ended June 30, 2000 from $297,396 in the three months ended June 30, 1999 and increased to $715,604 in the six months ended June 30, 2000 from $546,945 in the six months ended June 30, 1999. Increased loan origination and subservicing activity at Midwest Loan Services was responsible for the increase.
         Subsequent to quarter-end, Midwest Loan Services again increased its mortgage subservicing contracts by nearly 50% in a single month (from $750 million to $1,100 million) as a result of continued increases in business with the mortgage banking subsidiary of a major Wall Street firm. Although there is no assurance that further increases will occur, management of Midwest has been told by this firm to expect additional increases as this firm shifts additional existing business to Midwest from its former primary subservicing firm. Midwest currently is receiving between 5% and 10% of the monthly volume of this firm's subservicing business.
         At June 30, 2000, the Bank and its subsidiaries owned the right to service mortgages for FHLMC, FNMA and others, most of which was owned by Midwest Loan Services, and the remainder by the Bank. The carrying value of mortgage servicing rights at June 30, 2000 was $673,135. Based on recent comparable sales and indications of market value from industry brokers, management believes that the current market value of the Bank's portfolio of mortgage servicing rights approximates cost. Market interest rate conditions can quickly affect the value of mortgage servicing rights in a positive or negative fashion, as long term interest rates rise and fall.

         Michigan BIDCO. In 1999 the Company received permission from the Michigan Financial Institutions Bureau for the BIDCO to repurchase the shares and convertible bonds held by certain minority shareholders of the BIDCO. The shares were repurchased on March 31, 1999 and the bonds in mid-April. As a result of the transaction, the Company's ownership of the BIDCO increased to 80.1% from 44.1%, and the BIDCO became part of the Company's tax filing group for federal income tax purposes and the BIDCO's financial results began to be consolidated in the Company's from March 31, 1999 forward.
         On May 31, 2000, the BIDCO converted its outstanding convertible bonds into common stock (a few convertible bonds were redeemed at that time). With the conversion of these convertible bonds, the Company's consolidated ownership in the BIDCO dropped to 28.8%. As a result, the Company's investment in the BIDCO is now carried under the equity method of accounting, and the BIDCO was no longer consolidated in the Company's financial results after May 31, 2000.
         During the six months ended June 30, 2000, the BIDCO made no new investments, although its equity interest in two investments were sold for an amount approximately equal to the carrying value at December 31, 1999.
         Management is considering a transaction where the Bank would sell its interest in the BIDCO to the BIDCO itself. The Bank's board has now approved the transaction and we are awaiting regulatory approval for the transaction. For additional details, please see the Company's Report on Form 10-K for the period ended December 31, 1999.
         The BIDCO is pursuing development of a technology to send money securely over the internet using e-mail file attachments under the web domain name pay-it.net. The technology, for which a patent has been applied was developed in connection with the National Center for Manufacturing Sciences, based in Ann Arbor, and is based on patented technology of InterTrust Technologies of Palo Alto, California. A pilot of the project has been agreed for a business to business application in the auto industry and several additional pilots are being discussed both domestically and internationally. There is no assurance that the technology, if fully developed and deployed, will be profitable for the BIDCO.

Non-Interest Expense

         Non-interest expense increased to $1,146,421 in the three months ended June 30, 2000 from $1,014,238 for the three months ended June 30, 1999. The increase was primarily the result of increased operational expenses at Midwest Loan Services, and also included increased audit and certain other expenses at the Bank, which more than offset cost control efforts in other areas at the Bank.
         Non-interest expense increased to $2,174,220 in the six months ended June 30, 2000 from $1,857,327 for the six months ended June 30, 1999. The increase was primarily the result of increased operational expenses at Midwest Loan Services, and also included increased audit and certain other expenses at the Bank, which more than offset cost control efforts in other areas at the Bank.
         Management has put its audit contract out to bid and is evaluating several alternatives which would decrease audit expenses going forward.
         Non-interest operating expense for the parent company only increased to $21,115 for the three month 2000 period from $19,307 for the 1999 period. The increase was primarily the result of an increase in audit expenses.
         Non-interest operating expense for the parent company only decreased to $29,058 for the six month 2000 period from $31,600 for the 1999 period. The decrease was primarily the result of ongoing efforts to keep holding company expenses at a minimum.

         Internet Banking. The Bank anticipates rolling out an internet banking product to its customers within the next two months. During the quarter, the Bank's credit card account statements and transaction histories became available through the Bank's web site to its customers. Also during the quarter, the Bank became an affiliate reseller of Cybercash(TM) merchant internet credit card services.

Liquidity and Capital Resources

         Capital Resources. The table on page 19 sets forth the Bank's risk based assets, and the capital ratios and risk based capital ratios of the Bank and Company. At June 30, 2000, the Bank was "well-capitalized" (the required ratio for "well-capitalized" was 10% of total risk-based assets).
         Long term borrowings at 12/31/99 included $1,123,000 face amount of Michigan BIDCO's 9% convertible bonds due January 15, 2002. On May 31, 2000, the majority of the bonds were converted into common stock.
         Long term borrowings at 6/30/00 include $425,000 of equity conversion notes of the Company which are redeemable by the Company only in the context of an offering of additional shares of common stock, have no set maturity date and have interest payments deferred until maturity.

         Bank Liquidity. The Bank's primary sources of liquidity are customer deposits, scheduled amortization and prepayments of loan principal, cash flow from operations, maturities of various investments, the sale of loans held for sale, borrowings from correspondent lenders secured by securities, residential mortgage loans and/or commercial loans. In addition, the Bank invests in overnight Federal Funds. At June 30, 2000, the bank had cash and due from banks and Federal Funds on hand of $1,365,236. The Bank has a $5,500,000 line of credit secured by investment securities and portfolio mortgage loans and a $3,000,000 line of credit secured by commercial loans. In order to bolster liquidity, the Bank has also sold brokered CDs from time to time.

         Parent Company Liquidity. At year-end 1999, University Bancorp, Inc. held cash and marketable equity securities of $16,067 (excluding Michigan BIDCO common stock). This increased by $52,247 to $68,314 at June 30, 2000. During the six months ended June 30, 2000 no dividends were paid from the Bank, as a result of low profitability at the Bank. In an effort to maintain the Bank's Tier 1 capital to assets ratio above 7% and to increase capital through retained earnings, management does not expect that the Bank will pay dividends to the Company during 2000 or 2001. Management intends that the cash and securities on hand, other receivables, and cash from the sale of common stock and the exercise of stock options to be sufficient to cover the required principal reductions during 2000 on the parent company's indebtedness owing to North Country Bank & Trust ("NCB&T"). The NCB&T loans amounted to $628,000 and $694,000 at June 30, 2000 and at December 31, 1999, respectively.
         Subsequent to June 30, 2000, University Bancorp sold its shares of common stock in Cereus Technology Partners (Symbol CEUS) for a capital gain of $20,625 for net proceeds of $58,125. We continue to hold 7,500 warrants to buy Cereus common stock at $10 per share.

                                 UNIVERSITY BANK
               Risk Adjusted Assets & Risk Adjusted Capital Ratio
                                  June 30, 2000


                                                                                Balance      Risk Weighted
                                                                                  (000s)           (000s)
0% RISK CATEGORY
              Currency & Coin                                                        $289               $0
              U.S. Treasury Strip                                                     493                -
              Federal Reserve Balance                                                  26                -
                                                                         ----------------------------------
              TOTAL                                                                   808                -

20% RISK CATEGORY
              Interest Bearing Balances                                                29                6
              Fed Funds Sold                                                            9                2
              U.S. Gov't sponsored Agency Sec                                       2,252              450
              Other Mortgage Backed Securities                                          -                -
              Cash Items                                                              398               80
              FHLB Stock                                                              848              170
              Balances Due From Depository Institution                                640              128
                                                                         ----------------------------------
              TOTAL                                                                 4,176              835

50% RISK CATEGORY
              Municipal Revenue Obligation Securities                                 521              261
              Qualifying 1st Liens on 1-4 Family Mortgage Loans                    12,878            6,439
                                                                         ----------------------------------
              TOTAL                                                                13,399            6,700

100% RISK CATEGORY
              ALL OTHER ASSETS                                                     26,540           26,540
ON BALANCE SHEET ITEMS EXCLUDED FROM CALCULATION
10% of Mortgage Servicing Rights                                                       67
Valuation Adjustment for Government Bonds - AFS                                      (699)
                                                                         ----------------------------------
              TOTAL ASSETS                                                        $44,291          $34,075
                                                                         ==================================


                                    TIER 1 CAPITAL                               Balance
                                                                                --------
              Common Stock                                                           $200
              Surplus                                                               4,432
              Undivided Profits & Capital Reserves                                 (1,644)
              Minority Interest - Midwest Loan Services                               215
              Other Identifiable Intangible Assets                                    (67)
                                                                         -----------------
              TOTAL TIER 1 CAPITAL                                                 $3,136

                                    TIER 2 CAPITAL
              Allowance For Loans & Lease Losses                                      590
              Excess Loan Loan Loss Reserve (limited to 1.25%
              gross risk-weighted assets)                                            (164)
                                                                         -----------------
              TOTAL TIER 2 CAPITAL                                                   $426
                                                                         -----------------

              TOTAL TIER 1 & TIER 2 CAPITAL                                        $3,562
                                                                         =================

              TIER 1/TOTAL ASSETS                                                    7.08%
              TIER 1 & 2/TOTAL ASSETS                                                8.04%

              TIER 1/TOTAL RISK-WEIGHTED ASSETS                                      9.20%
              TIER 1 & 2/TOTAL RISK-WEIGHTED ASSETS                                 10.45%





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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     All financial institutions are significantly affected by fluctuations in interest rates commonly referred to as "interest rate risk." The principal exposure of a financial institution's earnings to interest rate risk is the difference in time between interest rate adjustments or maturities on interest-earning assets compared to the time between interest rate adjustments or maturities on interest-bearing liabilities. Such difference is commonly referred to as a financial institution's "gap position." In periods when interest rates are increasing, a negative gap position will result in generally lower earnings as long-term assets are repricing upward slower than short-term liabilities. However during a declining rate environment, the opposite effect on earnings is true, with earnings rising due to long-term assets repricing downward slower than short-term liabilities.
         Rising long term and short term interest rates tend to increase the value of Midwest Loan Services' investment in mortgage servicing rights and improve Midwest Loan Services' current return on such rights by lowering required amortization rates on the rights. Rising interest rates tends to decrease new mortgage origination activity, negatively impacting current income from the retail mortgage banking operations of the Bank and Midwest Loan Services. Rising interest rates also slows Midwest Loan Services' rate of growth, but increases the duration of its existing subservicing contracts.
     The Bank performs a static gap analysis that has limited value as a simulation because of competitive and other influences that are beyond the control of the Bank. The table on page 21 details the Bank's interest sensitivity gap between interest-earning assets and interest-bearing liabilities at June 30, 2000 using a static gap analysis. The table is based upon various assumptions of management that may not necessarily reflect future experience. As a result, certain assets and liabilities indicated in the table as maturing or re-pricing within a stated period may, in fact, mature or re-price in other periods or at different volumes. The one-year static gap position at June 30, 2000 was estimated to be ($20,909,000) or -47.85%.

                                 UNIVERSITY BANK
                        Asset/Liability Position Analysis
                                  ($ in 000's)
                                  June 30, 2000

                                                            Maturing or Repricing in

                                              3 Mos       91 Days to      1 - 3       3 - 5      Over 5     ALL
ASSETS                                       or Less        1 Year        Years       Years       Years     OTHERS         TOTAL
------                                       -------        ------        -----       -----       -----     ------         -----
    Fed Funds                                      9             -           -           -          -           -              9
    Loans - Net                                4,251         4,172      10,019       4,116      9,819           -         32,377
    Non-Accrual Loans                                            -           -           -          -          72             72
    Securities                                     -             -           -           -      3,445           -          3,445
    Other Assets                                   -             -           -           -          -       6,470          6,479
    Cash and Due from Banks                        -             -           -           -          -       1,328          1,328
                                          ---------------------------------------------------------------------------------------
      TOTAL ASSETS                             4,260         4,172      10,019       4,116     13,264       7,870         43,701
                                          ---------------------------------------------------------------------------------------

LIABILITIES
    CD's under $100,000                        4,609         3,842       1,384         716          -           -         10,551
    CD's over $100,000                         3,357         1,832         981         105          -           -          6,275
    MMDA                                       6,161         6,161           -           -          -           -         12,322
    NOW                                            -             -       3,102           -          -           -          3,102
    Demand and Escrow                              -             -                       -          -       2,981          2,981
    Savings                                        -             -         454           -          -           -            454
    Other Borrowings                           3,239           140         224           -          -           -          3,603
    Other Liabilities                              -             -           -           -          -       2,093          2,093
    Equity                                         -             -           -           -          -       2,320          2,320
                                          ---------------------------------------------------------------------------------------
      TOTAL LIABILITIES                       17,366        11,975       6,145         821          -       7,394         43,701
                                          ---------------------------------------------------------------------------------------


                GAP                          (13,106)       (7,803)      3,874       3,295     13,264         476
                                          =======================================================================================


                CUMULATIVE
                GAP                          (13,106)      (20,909)    (17,035)    (13,740)      (476)         -0-
                                          ========================================================================

                GAP
                PERCENTAGE                   -29.99%       -47.85%     -38.98%     -31.44%     -1.09%       0.00%
                                          ========================================================================

PART II OTHER INFORMATION

Item 1. Legal Proceedings

         In November 1999, the Bank sold its shares in Varsity Mortgage, LLC to Paramount Bank of Farmington Hills, Michigan. Subsequent to the sale, Varsity experienced management problems and a further drop in its business. Paramount Bank also discovered some accounting errors of approximately $30,000, not previously uncovered by an internal audit and certain due diligence procedures performed by an external accounting firm shortly after the sale. Management of Paramount initiated a lawsuit against the University Bank alleging various theories of damages as a result of the sale of Varsity to Paramount and seeking total damages of $750,000. Paramount purchased Varsity for $10 and assumed all assets and liabilities of Varsity at the time of sale. University Bank intends to vigorously defend itself, denies Paramount's various allegations (other than the accounting error dispute), and believes that the suit will ultimately not have any material financial impact on University Bank.
         There are no other material pending legal proceedings to which the Company or any of its subsidiaries is party or to which any of their properties are subject.


Item 5. Other information

         Parent Company Condensed Financial Information

                  Certain condensed financial information with respect to University Bancorp, Inc. is presented on pages 23, 24, and 25.

                     UNIVERSITY BANCORP, INC. (PARENT ONLY)
                            Condensed Balance Sheets
                       June 30, 2000 and December 31,1999
                                   (Unaudited)



                                                                                  June 30,          December 31,
                                                                                    2000                1999
                                                                             ---------------     ---------------

            ASSETS
            Cash and cash equivalents                                        $            581    $         15,834
            Securities available for sale                                              67,733                 233
            Investment in University Bank                                           2,329,874           2,885,704
            Investment in Michigan BIDCO                                               77,157              73,397
            Other assets                                                                8,450               3,584
                                                                             -----------------   -----------------
               Total Assets                                                  $      2,483,795    $      2,978,752
                                                                             =================   =================



            LIABILITIES AND SHAREHOLDERS' EQUITY
            Notes payable                                                    $        628,000    $        694,000
            Equity conversion bonds                                                   425,000             304,000
            Accounts payable                                                            7,811               5,293
            Accrued interest payable                                                   31,510              25,000
            Tax liabilities                                                            10,299                  79
                                                                             -----------------   -----------------
               Total Liabilities                                                    1,102,620           1,028,372
            Stockholders Equity                                                     1,381,175           1,950,380
                                                                             -----------------   -----------------
               Total Liabilities and Stockholders Equity                     $      2,483,795    $      2,978,752
                                                                             =================   =================


                     UNIVERSITY BANCORP, INC. (PARENT ONLY)
                       Condensed Statements of Operations
                  For the Periods Ended June 30, 2000 and 1999
                                   (Unaudited)



                                                                For Three Month                      For Six Month
                                                                  Period Ended                       Period Ended
                                                            2000              1999              2000              1999
                                                        --------------   ---------------   ---------------   ----------------

         Income:
            Dividends from subsidiary                   $           0    $            0    $            0    $             0
            Interest & dividends on investments                    26               425               161              2,462
            Income (loss) from Michigan BIDCO                    (578)                0             3,760                  0
            Gain (loss) on sale of securities                       0             6,906                 0            (16,102)
                                                        --------------   ---------------   ---------------   ----------------
                        Total Income                             (552)            7,331             3,921            (13,640)
         Expense:
            Interest                                           15,736            16,810            39,268             33,910
            Salaries & benefits                                     0                (2)                0              1,082
            Public listing                                      9,295            10,623            12,696             13,003
            Audit & legal                                      10,552             7,658            14,801             14,718
            Other taxes                                             6               716                 6              1,986
            Occupancy & other miscellaneous                     1,262               312             1,555                811
                                                        --------------   ---------------   ---------------   ----------------
                        Total Expense                          36,851            36,117            68,326             65,510

         Income (loss) before federal income taxes
             (benefit) and equity in undistributed
             net income (loss) of subsidiaries                (37,403)          (28,786)          (64,405)           (79,150)
         Federal income taxes (benefit)                             0                 0                 0                  0
                                                        --------------   ---------------   ---------------   ----------------
         Income (loss) before equity in
             undistributed net income of subsidiaries         (37,403)          (28,786)          (64,405)           (79,150)
         Equity in undistributed net income (loss)
             of subsidiaries.                                (333,575)         (326,517)         (481,965)          (499,210)
                                                        --------------   ---------------   ---------------   ----------------
         Net loss                                       $    (370,978)   $     (355,303)   $     (546,370)   $      (578,360)
                                                        ==============   ===============   ===============   ================

         Basic and diluted net loss per common share    $       (0.18)   $        (0.18)   $        (0.27)   $         (0.29)
                                                        ==============   ===============   ===============   ================

         Weighted average shares outstanding                2,027,801         1,989,139         2,025,658          1,989,139
                                                        ==============   ===============   ===============   ================


                     UNIVERSITY BANCORP, INC. (PARENT ONLY)
                        Condensed Statement of Cash Flows
                 For the Six Months Ended June 30, 2000 and 1999


                                                                                          2000                    1999
                                                                                   -------------------     -------------------


           Cash flow from operating activities:
              Net loss                                                             $         (546,370)     $         (578,360)
              Reconciliation of net loss to net cash from
                operating activities:
              Loss (gain) on sale of securities                                                     0                  16,102
              Net amortization/accretion on securities                                              0                    (883)
              Change in other assets                                                           (4,866)                 27,238
              Change in other liabilities                                                       9,028                  24,876
              Change in investment in Michigan BIDCO                                           (3,760)                      0
              Change in investment in University Bank                                         481,965                 323,117
                                                                                   -------------------     -------------------
                 Net cash from operating activities                                           (64,003)               (187,910)
                                                                                   -------------------     -------------------

           Cash flow from investing activities:
             Advances to Michigan BIDCO                                                             0                 (20,896)
             Purchase of securities available for sale                                        (37,500)                      0
             Proceeds from sale of securities available for sale                                    0                  75,432
                                                                                   -------------------     -------------------
                 Net cash from investing activities                                           (37,500)                 54,536
                                                                                   -------------------     -------------------

           Cash flow from financing activities:
             Principal payment on notes payable                                               (66,000)                (66,000)
             BIDCO conversion of bonds to common stock                                                                170,872
             Issuance of equity conversion bonds                                              121,000                       0
             Proceeds from sale of common stock                                                31,250                       0
                                                                                   -------------------     -------------------
                 Net cash from financing activities                                            86,250                 104,872
                                                                                   -------------------     -------------------

                 Net changes in cash and cash equivalents                                     (15,253)                (28,502)

           Cash and cash equivalents:
             Beginning of period                                                               15,834                  33,702
                                                                                   -------------------     -------------------

             End of period                                                         $              581      $            5,200
                                                                                   ===================     ===================

          Supplemental disclosure of cash flow information:

            Cash paid during the period for interest                               $           32,758      $           35,151
            BIDCO conversion of bonds to common stock                                                                  26,117



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

         UNIVERSITY BANCORP, INC.

Date:    August 11, 2000

/s/ Stephen Lange Ranzini
-------------------------
Stephen Lange Ranzini
President & CEO

         Exhibit Index                      Sequentially
                                            Numbered Page




27.      Financial Data Schedule            28