Form 10-Q
period 2000-09-30
UNIVERSITY BANCORP INC /DE/
filed 2000-11-14
CIK 811211

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

(Mark One)

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the quarterly period ended September 30, 2000

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

   Common Stock, $0.01 par value    Outstanding at November 1, 2000:
                                    2,027,801 shares


                               page 1 of 29 pages
                 Exhibit index on sequentially numbered page 28

                                    FORM 10-Q

                                TABLE OF CONTENTS


PART I - Financial Information


Item 1.     Financial Statements                                      PAGE

         Consolidated Balance Sheets                                   3
         Consolidated Statements of Operations                         5
         Consolidated Statements of Cash Flows                         7
         Notes to the Consolidated Financial Statements                8

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations

         Summary                                                       9
         Recent Events                                                 10
         Results of Operations                                         11
         Liquidity and Capital Resources                               18

Item 3.     Quantitative and Qualitative Disclosures about
            Market Risk                                                20

PART II - Other Information

         Item 1. Legal Proceedings                                     22
         Item 5. Other Information:
                      Parent Company Condensed Financial
                      Information                                      23
         Item 6. Exhibits & Reports on Form 8-K                        27

Signatures                                                             27


Exhibit Index                                                          28


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

Part I.- Financial Information
Item 1.- Financial Statements


                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
               September 30, 2000 (Unaudited) and December 31,1999


                                                        UNAUDITED
                                                      September 30,     December 31,
ASSETS                                                    2000             1999
                                                      ------------     ------------
Cash and due from banks                               $  1,951,428     $  1,542,567
Short term investments                                       9,159            8,753
                                                      ------------     ------------
     Total cash and cash equivalents                     1,960,587        1,551,320

Securities available for sale at market                  2,641,203        2,626,415
Federal Home Loan Bank Stock                               848,400          848,400
Equity investments of Michigan BIDCO                             0          892,965

Loans held for sale                                         71,826          305,049

Loans                                                   34,115,521       31,112,496
Allowance for loan losses                                 (534,218)        (532,585)
                                                      ------------     ------------
     Loans, net                                         33,581,303       30,579,911

Premises and equipment                                   1,332,814        1,405,210
Investment in Michigan BIDCO Inc.                        1,277,383                0
Investment in Michigan Capital Fund LP I                   581,904          656,904
Mortgage servicing rights                                  661,300          704,164
Other real estate owned                                    341,317          683,784
Accounts receivable                                        378,738          159,584
Accrued interest receivable                                298,825          234,252
Prepaid expenses                                           106,137           84,036
Other assets                                               169,998           90,544
                                                      ------------     ------------

      TOTAL ASSETS                                    $ 44,251,735     $ 40,822,538
                                                      ============     ============


                                   -Continued-

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (continued)
              September 30, 2000 (Unaudited) and December 31, 1999


                                                                      UNAUDITED
                                                                    September 30,         December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                    2000                 1999
                                                                    ------------         ------------
Liabilities
Deposits:

  Demand - non interest bearing                                     $  4,068,444         $  2,126,157
  Demand - interest bearing                                           14,385,940           13,840,469
  Savings                                                                378,239              294,487
  Time                                                                18,469,239           15,789,866
                                                                    ------------         ------------
     Total Deposits                                                   37,301,862           32,050,979

Mortgage escrow                                                            5,293                3,058
Short term borrowings                                                  3,344,294            3,113,860
Long term borrowings                                                   1,526,116            2,627,116
Accounts payable                                                         141,893              230,802
Accrued interest payable                                                 281,702              240,106
Other liabilities                                                         31,250              100,442
                                                                    ------------         ------------
     Total Liabilities                                                42,632,410           38,366,363

Minority Interest                                                        247,667              505,795

Stockholders' equity:
  Preferred stock, $0.001 par value;
   Authorized - 500,000 shares;
    Issued -  0 shares in 2000 and 1999                                       --                   --
  Common stock, $0.01 par value;
   Authorized - 5,000,000 shares;
    Issued - 2,142,985 shares in 2000 and
         2,127,985 shares in 1999                                         21,430               21,280
  Treasury stock - 115,184 shares in 2000
    and 1999                                                            (340,530)            (340,530)
  Additional paid-in-capital                                           3,817,608            3,786,508
  Retained deficit                                                    (1,474,587)            (931,980)
  Accumulated other comprehensive loss                                  (652,263)            (584,898)
                                                                    ------------         ------------

     Total Stockholders' Equity                                        1,371,658            1,950,380
                                                                    ------------         ------------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                                         $ 44,251,735         $ 40,822,538
                                                                    ============         ============



See accompanying notes to consolidated financial statements (unaudited).

                   UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
               For the Periods Ended September 30, 2000 and 1999
                                  (Unaudited)



                                                     For the Three Month        For the Nine Month
                                                        Period Ended               Period Ended
                                                     2000          1999          2000          1999
                                                 -----------   -----------    ----------   -----------
Interest income:
  Interest and fees on loans                     $   784,816   $   750,902     2,268,989   $ 2,134,236
  Interest on securities:
   U.S. Government agencies                           36,303        37,114       108,399        93,926
   Other securities                                   22,189        17,108        55,940        50,765
  Interest on bank deposits                              360            29           971         1,118
  Interest on federal funds                              150         1,268           404        53,293
                                                 -----------   -----------   -----------   -----------
     Total interest income                           843,818       806,421     2,434,703     2,333,338
                                                 ===========   ===========   ===========   ===========

Interest expense:
  Interest on deposits:
   Demand deposits                                   159,307       139,800       464,239       443,365
   Savings deposits                                    1,777         1,269         4,655         3,494
   Time certificates of deposit                      285,200       257,331       738,143       825,308
  Bank and other short term borrowings                61,188        24,758       162,271        67,271
  Long Term Notes Payable                             25,177        65,823       106,069       125,008
                                                 -----------   -----------   -----------   -----------
     Total interest expense                          532,649       488,981     1,475,377     1,464,446
                                                 ===========   ===========   ===========   ===========

     Net interest income                             311,169       317,440       959,326       868,892

Provision for loan losses                             22,500        25,148        88,500        70,148
                                                 -----------   -----------   -----------   -----------

     Net interest income after
       provision for loan losses                     288,669       292,292       870,826       798,744
                                                 -----------   -----------   -----------   -----------

Other income:
  Loan origination and other fees                    342,091       210,119       647,285       398,742
  Loan servicing and subservicing fees               292,928       150,695       684,073       410,640
  Gain on sale of mortgage loans                      17,976         6,619        37,241        54,746
  Merchant banking/ BIDCO income                           0       175,133       234,739       427,572
  Insurance and investment fee income                 16,083        20,949        58,160        68,812
  Deposit service charges and fees                    14,729        15,257        47,516        45,202
  Net security gains (losses)                         20,625             0        24,126       (15,477)
  Other                                               40,935         8,677        62,966        66,954
                                                 -----------   -----------   -----------   -----------
     Total other income                              745,367       587,449     1,796,106     1,457,191
                                                 ===========   ===========   ===========   ===========





                                   -Continued-

                   UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
               For the Periods Ended September 30, 2000 and 1999
                                  (Unaudited)


                                                               For the Three Month                   For the Nine Month
                                                                  Period Ended                          Period Ended
                                                             2000               1999              2000               1999
                                                        -----------        -----------        -----------       ------------
Other expenses:
  Salaries and wages                                    $   384,269        $   373,599          1,160,866        $ 1,051,893
  Employee benefits                                          83,853             52,767            234,686            179,685
  Occupancy, net                                             66,532             79,437            224,389            194,560
  Data processing and equipment                              86,998             70,004            248,308            189,102
  Advertising                                                17,388             11,296             70,223             79,185
  Supplies and postage                                       34,364             44,079            122,456            111,457
  Servicing rights amortization                              26,421             84,729             85,361            191,865
  Mortgage banking expense                                   41,159             46,516            134,987            106,690
  Legal and audit fees                                       49,009            204,543            299,640            339,236
  Consulting fees                                            52,983             44,963            145,998            100,885
  Memberships and training                                   21,602             23,936             50,321             65,426
  Travel and entertainment                                    4,974             34,004             41,504             63,387
  Insurance                                                  21,963             15,200             76,892             48,097
  Other                                                     139,510             40,260            309,613            261,192
                                                        -----------        -----------        -----------        -----------
     Total other expenses                                 1,031,025          1,125,333          3,205,244          2,982,660
                                                        -----------        -----------        -----------        -----------

Income (Loss) from continuing operations
  before income taxes                                         3,011           (245,592)          (538,312)          (726,725)
                                                        -----------        -----------        -----------        -----------

Income tax expense (benefit)                                   (752)            13,910              4,294              2,410
                                                        -----------        -----------        -----------        -----------

Net income (loss) from continuing operations                  3,763           (259,502)          (542,606)          (729,135)

Discontinued operations:
  Loss from Varsity Mortgage
    and Varsity Funding                                                        (51,347)                             (160,074)
                                                        -----------        -----------        -----------        -----------

    Net income (loss)                                   $     3,763        $  (310,849)          (542,606)       $  (889,209)
                                                        ===========        ===========        ===========        ===========

    Comprehensive income (loss)                         $    (4,515)       $  (540,361)          (600,455)       $(1,044,387)
                                                        ===========        ===========        ===========        ===========

Basic and diluted income (loss) from
  continuing operations per common share                $      0.00        $     (0.13)             (0.27)       $     (0.37)
                                                        ===========        ===========        ===========        ===========

Basic and diluted income (loss) per
  common share                                          $      0.00        $     (0.16)             (0.27)       $     (0.45)
                                                        ===========        ===========        ===========        ===========

Weighted average shares outstanding                       2,027,801          1,989,139          2,026,378          1,989,139
                                                        ===========        ===========        ===========        ===========


                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
          For the nine month periods ended September 30, 2000 and 1999
                                   (Unaudited)



                                                                                                       2000                1999
                                                                                                   -----------          -----------
Cash flow from operating activities:
Net loss                                                                                           $  (542,607)         $  (889,209)
Adjustments to reconcile net loss to net cash from Operating Activities:
    Depreciation and amortization                                                                      344,257              403,591
    Provision for loan loss                                                                             88,500               70,148
    Net loss/(gain) on loan sales and securitization                                                   (37,241)             (54,746)
    Net (accretion)/amortization on securities                                                         (85,129)              65,200
    Net loss/(gain) on sale of securities                                                              (24,126)              15,477
    Change in:
      Investment in Michigan BIDCO, Inc.                                                                     0              725,733
      Purchased mortgage servicing rights                                                                    0               55,099
      Other real estate                                                                                330,154               34,552
      Other assets                                                                                    (456,139)            (922,361)
      Other liabilities                                                                                349,573           (2,578,502)
                                                                                                   -----------          -----------
       Net cash from operating activities                                                              (32,758)          (3,075,018)
                                                                                                   ===========          ===========

    Cash flow from investing activities:
      Purchase of securities available for sale                                                        (37,500)            (980,412)
      Proceeds from sales of securities                                                                161,626              578,870
      Proceeds from maturities and paydowns of securities available for sale                             2,976              428,893
      Net change in Michigan BIDCO equity investments                                                  197,302                    0
      Capitalized mortgage servicing rights                                                            (42,497)                   0
      Loans granted net of repayments                                                               (3,337,995)          (2,975,326)
      Premises and equipment expenditures                                                             (162,223)            (231,669)
                                                                                                   -----------          -----------
       Net cash from investing activities                                                           (3,218,311)          (3,179,644)
                                                                                                   ===========          ===========

    Cash flow used in financing activities:
      Change in deposits                                                                             3,504,417           (8,486,409)
      Change in mortgage escrow accounts                                                                 2,235              (93,166)
      Change in short term borrowings                                                                  230,434            4,790,674
      Issuance of long term notes                                                                       60,000            1,661,000
      Principal payments on long term notes                                                           (168,000)            (132,000)
      Issuance of common stock                                                                          31,250                    0
      Conversion of BIDCO bonds and buyout of minority interests                                             0              170,872
                                                                                                   -----------          -----------
       Net cash from financing activities                                                            3,660,336           (2,089,029)
                                                                                                   ===========          ===========

          Net change in cash and cash equivalents                                                      409,267           (8,343,691)
    Cash and cash equivalents:
       Beginning of period                                                                           1,551,320            9,246,015
                                                                                                   -----------          -----------
       End of period                                                                               $ 1,960,587          $   902,324
                                                                                                   ===========          ===========

    Supplemental disclosure of cash flow information:
      Cash paid for interest                                                                       $ 1,433,781          $ 1,483,098

    Supplemental disclosure of non-cash transactions:
      BIDCO conversion of bonds to common stock                                                                         $    26,117

    De-consolidation of Michigan BIDCO, Inc.:
      Cash (deposits at University Bank)                                                           $(1,746,466)
      Equity Investments of Michigan BIDCO, Inc.                                                      (595,663)
      Loans                                                                                           (518,567)
      Premises & Equipment                                                                             (50,723)
      Other Real Estate                                                                                (12,313)
      Other Assets                                                                                     (70,857)
      Long Term Borrowings                                                                             993,000
      Accrued Interest Payable                                                                          37,238
      Other Liabilities                                                                                369,765
      Minority Interest                                                                                317,203
      Investment in Michigan BIDCO,Inc                                                               1,277,383

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

         Effective May 31, 2000, Michigan BIDCO, Inc. (`the BIDCO') converted all outstanding bonds into common stock thus diluting the Company's ownership of the BIDCO. This transaction required the removal of the BIDCO from the consolidated results of the Company. Income has been consolidated through May 31, 2000, however assets and liabilities of the BIDCO, other than the remaining investment in the shares of the BIDCO itself, have been removed as of May 31, 2000.

         Earnings per share are calculated based on the weighted average number of common shares outstanding during each period as follows: 2,027,801 and 1,989,139 for the three months ended September 30, 2000 and 1999, respectively; 2,026,378 and 1,989,139 shares for the nine months ended September 30, 2000 and 1999, respectively. Stock options are considered not dilutive for the 2000 period and, therefore, are not included in earnings per share calculations.

(2) Available-for-sale Securities

         The Bank's available-for-sale securities portfolio at September 30, 2000 had a net unrealized loss of approximately $652,000 as compared with a net unrealized loss of approximately $639,000 at June 30, 2000 and $585,000 at December 31, 1999.

Securities available for sale at September 30, 2000 (in thousands):


                                                           Gross             Gross
                                     Amortized          Unrealized         Unrealized             Fair
                                        Cost               Gains             Losses              Value
                                        ----               -----             ------              -----
U.S. Treasury                          $  500             $    0             $  (79)             $  421
U.S. agency note                          491                  0                (15)                476
U.S. agency mortgage-backed             1,772                  0               (516)              1,256
Municipal bonds                           530                  0                (42)                488
                                       ------             ------             ------              ------
Total securities
  available-for-sale                   $3,293             $    0             $ (652)             $2,641
                                       ======             ======             ======              ======

Securities available for sale at June 30, 2000 (in thousands):


                                                              Gross              Gross
                                         Amortized          Unrealized        Unrealized             Fair
                                            Cost              Gains              Losses              Value
                                            ----              -----              ------              -----
U.S. Treasury                              $  493             $    0             $  (86)             $  407
U.S. agency note                              491                  0                (22)                469
U.S. agency mortgage-backed                 1,761                  0               (521)              1,240
Municipal bonds                               521                  0                (40)                481
Other equity securities                        37                 30                  0                  67
                                           ------             ------             ------              ------
Total securities
  available-for-sale                       $3,303             $   30             $ (669)             $2,664
                                           ======             ======             ======              ======


Securities available-for-sale at December 31, 1999 (in thousands):


                                                              Gross              Gross
                                         Amortized         Unrealized          Unrealized            Fair
                                            Cost              Gains              Losses              Value
                                            ----              -----              ------              -----
U.S. Treasury                              $  480             $    0             $ (138)             $  342
U.S. agency note                              490                  0                (29)                461
U.S. agency mortgage-backed                 1,738                  0               (368)              1,370
Municipal bonds                               503                  0                (50)                453
                                           ------             ------             ------              ------
Total securities
  available-for-sale                       $3,211             $    0             $ (585)             $2,626
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

                                     SUMMARY

         For the nine months ended September 30, 2000, a net loss of $542,606 was realized versus a net loss of $889,209 in the same period in 1999. Net loss from continuing operations decreased to $542,606 in the 2000 from $729,135 in the 1999 period. Net interest income from continuing operations increased to $870,826 in the 2000 period from $798,744 in the 1999 period, and other income from continuing operations increased to $1,796,106 in the 2000 period from $1,457,191 in the 1999 period. Operating expenses from continuing operations increased to $3,205,244 in the 2000 period from $2,982,660 in the 1999 period.

Basic and diluted net loss per share in the nine months ended September 30, 2000 was ($0.27), compared to a net loss of ($0.45) for the nine months ended September 30, 1999 (and a loss of ($0.37) from continuing operations in the 1999 period). The decreased loss in 2000 versus 1999 was due to improved results at Midwest Loan Services and Michigan BIDCO that offset the decrease in income from the results of University Bank. Discontinued operations at Varsity Mortgage were unprofitable during the 1999 period.

         For the three months ended September 30, 2000, net income of $3,763 was realized versus a net loss of $310,849 in the same period in 1999. Net income from continuing operations in the 2000 period was $3,763 versus net loss from continuing operations in the 1999 period of $259,502. Net interest income from continuing operations decreased to $311,169 in the 2000 period from $317,440 in the 1999 period, and other income from continuing operations was $745,367 in the 2000 period versus $587,449 in the 1999 period. Operating expenses from continuing operations decreased to $1,031,025 in the 2000 period from $1,125,333 in the 1999 period. Basic and diluted net income per share in the three months ended September 30, 2000 was $0.00, compared to a net loss of ($0.16) for the three months ended September 30, 1999 (and a loss of ($0.13) from continuing operations in the 1999 period).

         The following table summarizes the net income (loss) of each profit center of the Company for the nine months ended September 30, 2000 and 1999 (in thousands):

         Nine months ended September 30, 2000 Net Income (Loss) Summary:


         Community Banking                                        $ (819)
         Midwest Loan Services                                        273
         Merchant Banking (Michigan BIDCO)                            114
         Corporate Office                                           (111)
                                                                  -------
              Net Loss                                            $ (543)
                                                                  =======


         Nine months ended September 30, 1999 Net Income (Loss) Summary:


         Community Banking                                        $ (774)
         Midwest Loan Services                                          5
         Merchant Banking (Michigan BIDCO)                            130
         Corporate Office                                           (180)
                                                                  -------
         Loss from continuing operations                            (729)
         Loss from discontinued
           Operations (Varsity Mortgage
           and Varsity Funding)                                     (160)
                                                                  -------
              Net Loss                                            $ (889)
                                                                  =======


                                  RECENT EVENTS

         University Bank had unaudited net income in the month of October 2000 of $38,295. The Company acquired Midwest Loan Services under an agreement dated November 1, 1995. Under the terms of the Agreement, which is exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, the Company is to pay an earn-out in an amount equal to 124% of the amount of Midwest Loan Services' pre-tax income in excess of $375,000 in any calendar year until the year ending December 31, 2000. No further payments after December 31,

2000 are required and the total cumulative payments cannot exceed $310,000. Midwest Loan Services' preliminary unaudited pre-tax profit through October 31, 2000 was $495,459, including $161,387 in pre-tax income just in the month of October 2000. A substantial earn-out may be required to be paid if this trend continues. If Midwest has an additional $129,541 in pre-tax profit in the final two months of 2000, an earn-out of the maximum $310,000 could be due and owing by the Company. Such payments would be due 60 days after the completion of the Company's audited financial statements next year.

                              RESULTS OF OPERATIONS

Net Interest Income

         Net interest income from continuing operations decreased to $311,169 for the three months ended September 30, 2000 from $317,440 for the three months ended September 30, 1999. Net interest income fell primarily because of a lower interest rate spread. The yield on interest earning assets increased from 8.97% in the 1999 period to 9.19% in the 2000 period. The cost of interest bearing liabilities increased from 5.26% in the 1999 period to 5.72% in the 2000 period. Net interest income as a percentage of total average earning assets decreased to 3.39% from 3.53%.
         Net interest income from continuing operations increased to $959,326 for the nine months ended September 30, 2000 from $868,892 for the nine months ended September 30, 1999. Net interest income rose primarily because of a higher interest rate spread. The yield on interest earning assets increased from 8.66% in the 1999 period to 9.08% in the 2000 period. The cost of interest bearing liabilities increased from 5.12% for the 1999 period to 5.34% for the September 30, 2000. Net interest income as a percentage of total average earning assets increased from 3.22% to 3.58%.

Interest income

         Interest income increased to $843,818 in the quarter ended September 30, 2000 from $806,421 in the quarter ended September 30, 1999. The average volume of interest earning assets increased to $36,837,789 in the 2000 period from $36,066,556 in the 1999 period, an increase of 2.1%. The increased volume of earning assets was due to an increase in portfolio loans and investment securities. The overall yield on the loan portfolio increased to 9.45% from 9.23%.
         The average volume of investment securities in the three months ended September 30, 2000 increased 4.7% over the same period in 1999. The yield on the securities portfolio increased from 6.54% in the three month period ended September 30, 1999 to 6.74% in the 2000 period.
         Interest income increased to $2,434,703 in the nine months ended September 30, 2000 from $2,333,338 in the nine months ended September 30, 1999. The average volume of interest earning assets decreased to $35,848,754 in the 2000 period from $36,162,110 in the 1999 period, a decrease of 0.9%. The overall yield on the loan portfolio increased to 6.32% from 5.88%.
         The average volume of investment securities in the nine months ended September 30, 2000 increased 5.1% over the same period in 1999. The yield on the securities portfolio increased from 5.88% in the nine month period ended September 30, 1999 to 6.32% in the 2000 period.

                               UNIVERSITY BANCORP
                            Net Interest Income Table


                                             Three Months Ended September 30,                Three Months Ended September 30,
                                             ----------------------------------------        ---------------------------------------
                                                                 2000                                           1999
                                             ----------------------------------------        ---------------------------------------
                                             Average           Interest     Average          Average          Interest     Average
                                             Balance           Inc(Exp)     Yield (1)        Balance          Inc(Exp)     Yield (1)
Interest Earning Assets:
          Commercial Loans                $ 13,401,989     $    328,347       9.83%       $ 12,793,883    $    315,586       9.89%
          Real Estate Loans (2)             15,170,382          340,402       9.00%         15,567,337         339,726       8.75%
          Installment Loans                  4,728,843          116,067       9.84%          4,271,867          95,590       8.98%
                                          ============     ============                   ============    ============
     Total Loans                            33,301,214          784,816       9.45%         32,633,087         750,902       9.23%

     Investment Securities (3)               3,479,129           58,492       6.74%          3,322,992          54,221       6.54%
     Federal Funds & Bank Deposits              57,446              510       3.56%            110,477           1,298       4.71%
                                          ============     ============                   ============    ============
          Total Interest Bearing Assets   $ 36,837,789     $    843,818       9.19%       $ 36,066,556    $    806,421       8.97%

Interest Bearing Liabilities:
     Deposit Accounts:
         Demand                           $  2,794,612     $     19,144       2.75%       $  3,135,899    $     25,094       3.21%
         Savings                               353,503            1,777       2.02%            251,650           1,269       2.02%
         Time                               17,703,268          285,199       6.46%         18,753,823         257,331       5.50%
         Money Market Accts                 11,837,473          140,164       4.75%         11,022,404         114,706       4.17%
         Short-term Borrowings               3,649,753           61,188       6.72%          1,489,618          24,758       6.67%
         Long-term Borrowings (4)            1,036,500           25,177       9.74%          2,621,249          65,823      10.07%
                                          ============     ============                   ============    ============
          Total Interest Bearing
               Liabilities                $ 37,375,109     $    532,649       5.72%       $ 37,274,643    $    488,981       5.26%
                                          ============     ============                   ============    ============
Net Earning Assets, net interest
   income, and interest rate spread       $   (537,320)    $    311,169       3.47%       $ (1,208,087)   $    317,440       3.71%

Net yield on interest-earning assets                                          3.39%                                          3.53%

(1) Yield is annualized.
(2) The amounts for 1999 were adjusted to eliminate loans and income from discontinued operations (Varsity Mortgage & Varsity Funding)
(3) Actual yields; not adjusted to take into account tax-equivalent yields resulting from tax-free municipal income and includes bank deposits.
(4) The convertible bonds at Michigan BIDCO were converted on May 31,2000, resulting in the de-consolidation of BIDCO related interest earning assets and interest bearing liabilities.

                               UNIVERSITY BANCORP
                            Net Interest Income Table


                                                      Nine Months Ended September 30,          Nine Months Ended September 30,
                                                -----------------------------------------  -----------------------------------------
                                                                      2000                                      1999
                                                -----------------------------------------  -----------------------------------------
                                                     Average         Interest   Average        Average         Interest     Average
                                                     Balance         Inc(Exp)   Yield (1)      Balance         Inc(Exp)    Yield (1)
Interest Earning Assets:
          Commercial Loans                      $ 13,251,665     $    973,700     9.82%    $ 11,779,974    $    873,362      9.95%
          Real Estate Loans (2)                   14,443,749          948,380     8.78%      15,151,624         965,707      8.55%
          Installment Loans                        4,629,632          346,909    10.02%       4,363,153         295,168      9.08%
                                                ============     ============              ============    ============
     Total Loans                                  32,325,046        2,268,989     9.38%      31,294,751       2,134,237      9.15%

     Investment Securities (3)                     3,474,009          164,339     6.32%       3,303,925         144,690      5.88%
     Federal Funds & Bank Deposits                    49,699            1,375     3.70%       1,563,434          54,411      4.67%
                                                ============     ============              ============    ============
          Total Interest Bearing Assets         $ 35,848,754     $  2,434,703     9.08%    $ 36,162,110    $  2,333,338      8.66%

Interest Bearing Liabilities:
     Deposit Accounts:
         Demand                                 $  2,899,751     $     60,627     2.80%    $  3,216,181    $     75,760      3.16%
         Savings                                     310,326            4,655     2.01%         214,069           3,494      2.19%
         Time                                     15,958,714          738,143     6.18%      19,639,292         825,308      5.64%
         Money Market Accts                       12,644,009          403,612     4.27%      11,893,053         367,605      4.15%
         Short-term Borrowings                     3,472,609          162,271     6.25%       1,628,202          67,271      5.54%
         Long-term Borrowings (4)                  1,655,089          106,069     8.57%       1,790,347         125,008      9.37%
                                                ============     ============              ============    ============
          Total Interest Bearing
               Liabilities                      $ 36,940,498     $  1,475,377     5.34%    $ 38,381,144    $  1,464,446      5.12%
                                                ============     ============              ============    ============
Net Earning Assets, net interest
   income, and interest rate spread             $ (1,091,744)    $    959,326     3.74%    $ (2,219,034)   $    868,892      3.54%

Net yield on interest-earning assets                                              3.58%                                      3.22%


(1)  Yield is annualized.
(2) The amounts for 1999 were adjusted to eliminate loans and income from discontinued operations (Varsity Mortgage & Varsity Funding)
(3) Actual yields ; not adjusted to take into account tax-equivalent yields resulting from tax-free municipal income and includes bank deposits.
(4) The convertible bonds at Michigan BIDCO were converted on May 31,2000, resulting in the de-consolidation of BIDCO related interest earning assets and interest bearing liabilities.

Interest Expense

         Interest expense increased to $532,649 in the three months ended September 30, 2000 from $488,981 in the 1999 period. The increase was due to a general increase in short term interest rates over the past year. The cost of funds increased to 5.72% in the 2000 period from 5.26% in the 1999 period. The average volume of interest bearing liabilities increased 0.3% in the 2000 period versus the 1999 period.
         Interest expense increased to $1,475,377 in the nine months ended September 30, 2000 from $1,464,446 in the 1999 period. The increase was due to an increase in rate that more than offset a decrease in interest bearing liabilities as a result of the general increase in short term interest rates over the past year. The cost of funds increased to 5.34% in the 2000 period from 5.12% in the 1999 period. The average volume of interest bearing liabilities decreased 3.8% in the 2000 period versus the 1999 period.
         The proceeding tables on pages 12 and 13 summarize monthly average balances, revenues from earning assets, expenses of interest bearing liabilities, their associated yield or cost and the net return on earning assets for the three months and nine months ended September 30, 2000 and 1999.

Allowance for Loan Losses

         The provision for loan loss was $22,500 during the third and first quarters of 2000. The provision increased to $65,000 during the second quarter of 2000 as a result of the deterioration of one commercial loan subsequently charged off in the third quarter of 2000, and management's assessment of overall loan quality. The actual loan losses were $144,036 in the nine month period ended September 30, 2000 versus $55,500 in the nine month period ended September 30, 1999.


Nine Months Ended:                           September 30, 2000      September 30, 1999
-----------------                            ------------------      ------------------
Provision for loan losses                        $  88,500              $  70,148
Loan charge-offs                                  (144,036)               (55,500)
Recoveries                                          57,169                 34,998
                                                 ---------              ---------
Net increase in allowance                        $   1,633              $  49,646
                                                 =========              =========

Three Months Ended:                          September 30, 2000      September 30, 1999
------------------                           ------------------      ------------------
Provision for loan losses                        $ 22,500               $ 25,148
Loan charge-offs                                  (87,500)               (26,596)
Recoveries                                          9,368                  9,984
                                                 --------               --------
Net increase in allowance                        $(55,632)              $  8,536
                                                 ========               ========

                                                  As of:                 As of:                   As of:
                                                  -----                  -----                    -----
                                             September 30,              June 30,              December 31,
                                             -------------              --------              ------------
                                                  2000                    2000                    1999
                                                  ----                    ----                    ----
Total loans (1)                              $ 34,115,520             $ 32,190,277            $ 31,112,496
Allowance for loan losses                    $    534,218             $    589,850            $    532,585
Allowance/Loans % (1)                                1.57%                    1.83%                   1.71%


(1) Excludes loans held for sale which are valued at fair market value.

     The schedule below summarizes the Company's non-performing loans for the periods indicated (1):


                                                             At                      At                    At
                                                        September 30,             June 30,            December 31,
                                                        -------------             --------            ------------
                                                             2000                   2000                  1999
                                                             ----                   ----                  ----
Past due 90 days and over and still accruing (1):
  Real estate                                            $  198,666             $   10,426             $   93,883
  Installment                                                     0                  1,114                      0
  Commercial                                                 36,581                260,230                123,688
                                                         ----------             ----------             ----------
    Subtotal                                                235,247                271,770                217,571

Non-accrual loans (1):

  Real estate                                                72,375                 72,375                144,739
  Installment                                                   272                      0                      0
  Commercial                                                      0                 87,500                      0
                                                         ----------             ----------             ----------
    Subtotal                                                 72,647                159,875                144,739

Other real estate owned                                     416,556                519,015                683,784
                                                         ----------             ----------             ----------

Total non-performing                                     $  724,450             $  950,660             $1,046,094
                                                         ==========             ==========             ==========

Ratio of non-performing to total loans (1)                     2.12%                  2.95%                  3.36%

Ratio of loans past due over 90 days and                       57.6%                  73.2%                  68.0%
non-accrual loans to loan loss reserve

(1) Excludes loans held for sale which are valued at fair market value.

         Other real estate owned at September 30, 2000 and December 31, 1999 includes a commercial development site in Sault Ste. Marie, Michigan. Based upon an appraisal, management believes the 16-acre site where a former loan office is located has a fair market value substantially more than its carrying value of $266,079 at September 30, 2000. The Bank no longer intends to utilize it for a branch location and accordingly has classified it as other real estate owned. There is no assurance that a sale of the Sault Ste Marie property will be consummated.

         Economic conditions in the Bank's primary market area in Ann Arbor were strong in the period. Management believes that the current allowance for loan losses is adequate to absorb losses inherent in the loan portfolio, although the ultimate adequacy of the allowance is dependent upon future economic factors beyond the Company's control. A downturn in the general nationwide economy could tend to aggravate, the problems of local loan customers currently facing some difficulties, and could decrease residential home prices. A general nationwide business expansion could conversely tend to diminish the severity of any such difficulties.

Non-Interest Income

         Total non-interest income increased to $745,367 for the three months ended September 30, 2000 from $587,449 for the three months ended September 30, 1999. The increase was principally a result of an increase in the loan origination and loan subservicing fee income at Midwest Loan Services as a result on an increase in mortgages subserviced by Midwest.

         Total non-interest income increased to $1,796,106 for the nine months ended September 30, 2000 from $1,457,191 for the nine months ended September 30, 1999. The increase was principally a result of increases in merchant baking income from Michigan BIDCO and loan origination and loan subservicing fee income primarily as a result of an increase in volume at Midwest Loan Services.

         Securities. During the three months ended September 30, 2000, the Company realized a $20,625 gain on the sale of a common stock investment. Gross proceeds from this sale were $58,125. During the first quarter of 2000, the BIDCO realized a $3,501 gain on the sale of a common stock investment. Gross proceeds from this sale were $103,501. During the nine months ended September 30, 1999, a gain of $625 was realized on the sale of $504,098 in securities from the Bank's available-for-sale securities portfolio. There were no losses on sales of securities from the Bank's available-for-sale securities portfolio. During the first quarter of 1999, the Company realized a $23,009 loss on the sale of a common stock investment to raise working capital. Gross proceeds from this sale were $32,049. During the second quarter of 1999, the Company realized a $6,906 gain on the sale of a portion of the Company's investment in Michigan BIDCO senior convertible bonds. Gross proceeds from this sale were $43,461. The Company made no securities transactions during the third quarter of 1999.

         Mortgage Banking. Mortgage banking income (including loan origination, gain on sale of mortgage loans, servicing and subservicing fee income) increased to $652,995 in the three months ended September 30, 2000 from $367,433 in the three months ended September 30, 1999 and increased to $1,368,599 in the nine months ended September 30, 2000 from $864,128 in the nine months ended September 30, 1999. Increased loan origination and subservicing activity at Midwest Loan Services was responsible for the increase.

         During the third quarter of 2000, Midwest Loan Services increased its mortgage subservicing contracts by 50% (from $1,100 million to $1,700 million) as a result of continued increases in business with the mortgage banking subsidiary of a major Wall Street firm. Although there is no assurance that further increases will occur, management of Midwest has been told by this firm to expect additional increases as this firm shifts additional existing business to Midwest from its former primary subservicing firm. Midwest currently is receiving between 10% of the monthly volume of this firm's subservicing business. Also during the third quarter of 2000, Midwest was informed that it would receive up to $10 billion in mortgage subservicing from the mortgage subsidiary of one of the world's largest banks over the next twelve months. There is of course, no assurance that this business will materialize or in the amount or timeframe currently contemplated.

         At September 30, 2000, the Bank and its subsidiaries owned the right to service mortgages for FHLMC, FNMA and others, most of which was owned by Midwest Loan Services, and the remainder by the Bank. The carrying value of mortgage servicing rights at September 30, 2000 was $661,300. Based on recent comparable sales and indications of market value from industry brokers, management believes that the current market value of the Bank's portfolio of mortgage servicing rights approximates cost. Market interest rate conditions can quickly affect the value of mortgage servicing rights in a positive or negative fashion, as long term interest rates rise and fall.

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

         During the nine months ended September 30, 2000, the BIDCO made no new investments, although its equity interest in two investments were sold for an amount approximately equal to the carrying value at December 31, 1999 and several loans paid off. Subsequent to quarter-end, BIDCO closed on a $3,180,000 loan to a modular housing factory. The BIDCO sold the 80% of the loan that had been guaranteed by a government agency to a government sponsored enterprise and retained a $636,000 participation in the loan at a net yield of 32%. In addition, the BIDCO received an option to buy 40% of the firm that owns the modular housing factory for $1.

         Management is considering a transaction where the Bank would sell its interest in the BIDCO to the BIDCO itself. The Bank's board has now approved the transaction and we are awaiting regulatory approval for the transaction. The sale would result in no gain or loss for the Bank, although it would increase the Bank's interest earning assets by approx. $800,000 in the short term and $400,000 over the intermediate term.

         The BIDCO is pursuing development of a technology to send money securely over the internet using e-mail file attachments under the web domain name paythat.net. The technology, for which a patent has been applied, was developed in connection with the National Center for Manufacturing Sciences, based in Ann Arbor. The BIDCO has been appointed project leader of a business to business internet payments pilot by the Financial Services Technology Consortium and several additional pilots are being discussed both domestically and internationally. There is no assurance that the technology, if fully developed and deployed, will be profitable for the BIDCO.

Non-Interest Expense

         Non-interest expense decreased to $1,031,025 in the three months ended September 30, 2000 from $1,125,333 for the three months ended September 30, 1999. The increase was primarily the result of decreased audit expenses and cost control efforts in other areas at the Bank, which more than offset increased expenses due to growth at Midwest Loan Services.

         Non-interest expense increased to $3,205,244 in the nine months ended September 30, 2000 from $2,982,660 for the nine months ended September 30, 1999. The increase was primarily the result of increased operational expenses at Midwest Loan Services, which more than offset cost control efforts in other areas at the Bank. The audit contract was put out for bid in the third quarter of 2000 in an effort to reduce expenses.

         Non-interest operating expense for the three month period ended September 30, 2000 for the parent company only decreased to $17,932 compared $166,907 for the period ended September 30, 1999. The increase was primarily the result of an increase in audit and legal expenses. Non-interest operating expense for the nine month period ended September 30, 2000 for parent company only decreased to $46,990 from $198,506 for the period ended September 30, 1999. In 1999, the Company expensed $152,000 as the result of a lawsuit in which the Company lost. Other expenses in 2000 were slightly higher than 1999 due to the timing of the annual shareholders meeting that was held in the third quarter this year versus the second quarter last year.

         Internet Banking and Internet Payments. University Bank is beta testing an internet banking product with its customers. During the quarter, the Bank tentatively formed a strategic alliance with `thatbank.com' to offer merchant internet credit card services and won a mandate to provide the banking payments interface for the nations largest electronic check processor. There is no assurance that either contract, if executed, will be profitable for the Bank, or that these service providers will follow through on their stated intent to partner in providing these services through the Bank.

LIQUIDITY AND CAPITAL RESOURCES

         Capital Resources. The table on page 19 sets forth the Bank's risk based assets, and the capital ratios and risk based capital ratios of the Bank and Company. At September 30, 2000, the Bank was "well-capitalized" (the required ratio for "well-capitalized" was 10% of total risk-based assets).

         Long term borrowings at December 31, 1999 included $1,123,000 face amount of Michigan BIDCO's 9% convertible bonds due January 15, 2002. In May, 2000, the bonds were either converted into common stock or redeemed by the bondholder. Long term borrowings at September 30, 2000 includes $425,000 of equity conversion notes of the Company which are redeemable by the Company only in the context of an offering of additional shares of common stock. The notes have no defined maturity date and interest payments are deferred until maturity. An additional $141,000 is due to a related party from a subsidiary of the Bank. This account payable carries no interest rate or stated repayment terms. It is intended that both amounts due will be converted into common stock in the near future.

         Bank Liquidity. The Bank's primary sources of liquidity are customer deposits, scheduled amortization and prepayments of loan principal, cash flow from operations, maturities of various investments, the sale of loans held for sale, borrowings from correspondent lenders secured by securities, residential mortgage loans and/or commercial loans. In addition, the Bank invests in overnight Federal Funds. At September 30, 2000, the bank had cash and due from

                                 UNIVERSITY BANK
               Risk Adjusted Assets & Risk Adjusted Capital Ratio
                                     9/30/00


                                                                         Balance             Risk Weighted
0% RISK CATEGORY                                                       Sheet (000)            Assets (000)
              Currency & Coin                                                453                       --
              US Treasury Strip                                              499                       --
              Federal Reserve Balance                                         25                       --
                                                                          ======                   ======
              TOTAL                                                          977                       --

20% RISK CATEGORY
              Interest-bearing Balances                                       54                       11
              Fed Funds Sold                                                   9                        2
              U.S. Gov't sponsored Agency Sec                              2,263                      453
              Other Mortgage-Back Securities                                  --                       --
              Cash Items                                                     182                       36
              FHLB Stock                                                     848                      170
              Balances due from depository Inst                            1,237                      247
                                                                          ======                   ======
              TOTAL                                                        4,593                      919

50% RISK CATEGORY
              Revenue Oblig Sec issued by state                              530                      265
              Qualifying 1st liens on 1-4 family                          13,857                    6,929
                                                                          ======                   ======
              TOTAL                                                       14,387                    7,194


100% RISK CATEGORY
              ALL OTHER ASSETS                                            26,096                   26,096
ON BALANCE SHEET ITEMS EXCLUDED FROM CALCULATION
10% of mtg serving right of $661                                              66
Valuation Adjustment for Govt Bond AFS                                      (652)

              TOTAL ASSETS                                                45,467                   34,208
                                                                          ======                   ======


                                 TIER 1 CAPITAL                          Balance
              Common Stock                                                   200
              Surplus                                                      4,433
              Undivided Profits & Capital Reserves                        (1,622)
              Minority Interest                                              248
              Other identifiable Intangible Assets                           (66)
              TOTAL TIER 1 CAPITAL                                         3,193

                                 TIER 2 CAPITAL
              Allowance for loans & Lease losses                             534
              Excess LLR (limited to 1.25% gross risk-weighted assets       (106)
              TOTAL TIER 2 CAPITAL                                           428

              TOTAL TIER 1 & TIER 2 CAPITAL                                3,621

              TIER 1/TOTAL ASSETS                                          7.02%
              TIER 1 & 2/TOTAL ASSETS                                      7.96%

              TIER 1/TOTAL RISK-WEIGHTED ASSETS                            9.33%
              TIER 1 & 2/TOTAL RISK-WEIGHTED ASSETS                       10.58%

banks and Federal Funds on hand of $1,960,587. The Bank has a $6,000,000 line of credit secured by investment securities and portfolio mortgage loans and a $3,000,000 line of credit secured by commercial loans. In order to bolster liquidity, the Bank has also sold brokered CDs from time to time.

         Parent Company Liquidity. At year-end 1999, University Bancorp, Inc. held cash and marketable equity securities of $16,067 (excluding Michigan BIDCO common stock). This decreased by $15,692 to $375 at September 30, 2000. During the nine months ended September 30, 2000 no dividends were paid from the Bank, as a result of low profitability at the Bank. In an effort to maintain the Bank's Tier 1 capital to assets ratio above 7% and to increase capital through retained earnings, management does not expect that the Bank will pay dividends to the Company during 2000 or 2001. To provide working capital to the parent company, management has provided loans to the parent company, and has committed to provide additional funds. Management intends that the cash and securities on hand, other receivables, and cash from the sale of common stock and the exercise of stock options to be sufficient to cover the required principal reductions during 2000 on the parent company's indebtedness owing to North Country Bank & Trust ("NCB&T"). The NCB&T loans amounted to $595,000 and $694,000 at September 30, 2000 and at December 31, 1999, respectively.
         As further described above under "Recent Events", the Company acquired Midwest Loan Services under an agreement dated November 1, 1995. Midwest Loan Services' preliminary unaudited pre-tax profit through October 31, 2000 was $495,459, including $161,387 in pre-tax income just in the month of October 2000. Under the terms of the Agreement if Midwest has an additional $129,541 in pre-tax profit in the final two months of 2000, an earn-out of the maximum $310,000 could be due and owing by the Company. Such payments would be due 60 days after the completion of the Company's audited financial statements next year.

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

                               UNIVERSITY BANCORP
              Asset/Liability Gap Analysis as of September 30, 2000
                              ($ Amounts in 000's)
                            Maturing or Repricing in


                                                   3 Mos      91 Days to    1 - 3      3 - 5      Over 5     All
ASSETS                                            or Less        1 Year     Years      Years      Years      Others     Total
------                                            -------        ------     -----      -----      -----      ------     -----
    Fed Funds Sold                                      9             -          -          -          -          -          9
    Loans - Net                                     4,479         4,472     10,519      4,384      9,655          -     33,509
    Non-accrual Loans                                   -             -          -          -          -         72         72
    Investment Securities                               -             -          -          -      2,641          -      2,641
    Other Assets                                        -             -          -          -          -      6,070      6,070
    Cash and Due from Banks                             -             -          -          -          -      1,951      1,951
                                                   ------       -------    -------    -------     ------      -----     ------
      TOTAL ASSETS                                  4,488         4,472     10,519      4,384     12,296      8,093     44,252
                                                   ------       -------    -------    -------     ------      -----     ------
LIABILITIES
    CD's under $100,000                               694        11,840      1,237          4        699          -     14,474
    CD's over $100,000                              1,552         1,863        475          -        106          -      3,996
    Money Market Accts                              5,763         5,763          -          -          -          -     11,525
    NOW                                                 -             -      2,861          -          -          -      2,861
    Demand and Escrow                                   -             -      4,073          -          -          -      4,073
    Savings                                             -             -        378          -          -          -        378
    Other Borrowings                                3,418           272        491        264          -        425      4,870
    Other Liabilities                                   -             -          -          -          -        703        703
    Equity                                              -             -          -          -          -      1,372      1,372
                                                   ------       -------    -------    -------     ------      -----     ------
      TOTAL LIABILITIES                            11,427        19,738      9,515        268        805      2,500     44,252
                                                   ------       -------    -------    -------     ------      -----     ------

                GAP                                (6,939)      (15,266)     1,004      4,116     11,491      5,593          -
                                                   ======       =======    =======    =======     ======      =====     ======
                CUMULATIVE
                GAP                                (6,939)      (22,204)   (21,200)   (17,084)    (5,593)         -
                                                   ======       =======    =======    =======     ======      =====
                GAP
                PERCENTAGE                        -15.68%       -50.18%    -47.91%    -38.61%    -12.64%      0.00%
                                                   ======       =======    =======    =======     ======      =====

Rising long term and short term interest rates tend to increase the value of Midwest Loan Services' investment in mortgage servicing rights and improve Midwest Loan Services' current return on such rights by lowering required amortization rates on the rights. Rising interest rates tends to decrease new mortgage origination activity, negatively impacting current income from the retail mortgage banking operations of the Bank and Midwest Loan Services. Rising interest rates also slows Midwest Loan Services' rate of growth, but increases the duration of its existing subservicing contracts.
     The Bank utilizes a software risk model to determine its overall exposure to changes in interest rates. At September 30, 2000, the model predicts that the Bank's average 12 month GAP as a % of Earning Assets was -25.5%. The model predicts that in a 400 basis point shift upward that the Bank has ($67,000) of annual net interest margin at risk, and $49,000 annual positive variance in a 400 basis point shift down environment. However, the software model does not account for the convexity of the Bank's long term zero coupon Treasury securities, the optional feature of the Bank's principal-only securities or its mortgage servicing rights, which act as interest-only securities. The Bank's securities portfolio is designed to offset a portion of the market value risk associated with the mortgage servicing rights.
         The Bank also performs a static gap analysis that has limited value as a simulation. In addition, there are competitive and other influences based on past experience that are not adequately reflected in the static gap model. The table on page 21 details the Bank's interest sensitivity gap between interest-earning assets and interest-bearing liabilities at September 30, 2000 using a static gap analysis. The table is based upon various assumptions of management that may not necessarily reflect future experience. As a result, certain assets and liabilities indicated in the table as maturing or re-pricing within a stated period may, in fact, mature or re-price in other periods or at different volumes. The one-year static gap position at September 30, 2000 was estimated to be ($22,204,000) or -49.4%.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         In November 1999, the Bank sold its shares in Varsity Mortgage, LLC to Paramount Bank of Farmington Hills, Michigan. Subsequent to the sale, Varsity experienced management problems and a further drop in its business. Paramount Bank also discovered some accounting errors of approximately $30,000, not previously uncovered by an internal audit and certain due diligence procedures performed by an external accounting firm shortly after the sale. Management of Paramount initiated a lawsuit against the University Bank alleging various theories of damages as a result of the sale of Varsity to Paramount and seeking total damages of $750,000. Paramount purchased Varsity for $10 and assumed all assets and liabilities of Varsity at the time of sale. A trial is scheduled for April 2001. University Bank is vigorously defending itself, denies Paramount's various allegations (other than the accounting error dispute), and believes that the suit will ultimately not have any material financial impact on University Bank.

         There are no other material pending legal proceedings to which the Company or any of its subsidiaries is party or to which any of their properties are subject.

Item 5. Other information

         Parent Company Condensed Financial Information

         Certain condensed financial information with respect to University Bancorp, Inc. is presented on pages 24, 25, and 26.

                     UNIVERSITY BANCORP, INC. (PARENT ONLY)
                            Condensed Balance Sheets
                    September 30, 2000 and December 31, 1999
                                   (Unaudited)


                                                                           September 30,    December 31,
                                                                                2000             1999
                                                                                ----             ----
            ASSETS
            Cash and cash equivalents                                       $      142       $   15,834
            Securities available for sale                                          233              233
            Investment in University Bank                                    2,358,354        2,885,704
            Investment in Michigan BIDCO                                        77,157           73,397
            Other assets                                                        10,568            3,584
                                                                            ----------       ----------
               Total Assets                                                 $2,446,454       $2,978,752
                                                                            ==========       ==========


            LIABILITIES AND SHAREHOLDERS' EQUITY
            Notes payable                                                   $  595,000       $  694,000
            Equity conversion bonds                                            425,000          304,000
            Accounts payable                                                    14,721            5,372
            Accrued interest payable                                            40,075           25,000
               Total Liabilities                                             1,074,796        1,028,372
            Stockholders Equity                                              1,371,658        1,950,380
                                                                            ----------       ----------
               Total Liabilities and Stockholders Equity                    $2,446,454       $2,978,752
                                                                            ==========       ==========

                     UNIVERSITY BANCORP, INC. (PARENT ONLY)
                       Condensed Statements of Operations
                For the Periods Ended September 30, 2000 and 1999
                                   (Unaudited)


                                                                          For Three Month             For Nine Month
                                                                           Period Ended                Period Ended
                                                                        2000          1999          2000          1999
                                                                     ----------    ----------    ----------    ----------
            Income:
               Dividends from subsidiary                             $        0    $        0    $        0    $        0
               Interest & dividends on investments                        4,187            33         4,348         2,495
               Income (loss) from Michigan BIDCO                              0         8,409         3,760         8,409
               Gain (loss) on sale of securities                         20,625             0        20,625       (16,102)
                                                                     ----------    ----------    ----------    ----------
                           Total Income                                  24,812         8,442        28,733        (5,198)
            Expense:
               Interest                                                  25,177        21,625        64,445        55,535
               Salaries & benefits                                            0             0             0         1,082
               Public listing                                            12,604         3,661        25,300        16,664
               Audit & legal                                              4,654       160,117        19,455       174,835
               Other taxes                                                    0             0             6         1,986
               Occupancy & other miscellaneous                              674         3,129         2,229         3,939
                                                                     ----------    ----------    ----------    ----------
                           Total Expense                                 43,109       188,532       111,435       254,041

            Income (loss) before federal income taxes
                (benefit) and equity in undistributed
                net income (loss) of subsidiaries                       (18,297)     (180,090)      (82,702)     (259,239)
            Federal income taxes (benefit)                                    0             0             0             0
                                                                     ----------    ----------    ----------    ----------
            Income (loss) before equity in
                 undistributed net income of subsidiaries               (18,297)     (180,090)      (82,702)     (259,239)
            Equity in undistributed net income (loss)
                 of subsidiaries                                         22,060      (130,758)     (459,905)     (629,968)
                                                                     ----------    ----------    ----------    ----------
            Net loss                                                 $    3,763    $ (310,848)   $ (542,607)   $ (889,207)
                                                                     ==========    ==========    ==========    ==========
            Basic and diluted net loss per common share              $     0.00    $    (0.16)   $    (0.27)   $    (0.45)
                                                                     ==========    ==========    ==========    ==========
            Weighted average shares outstanding                       2,027,801     1,989,139     2,026,378     1,989,139
                                                                     ==========    ==========    ==========    ==========

                     UNIVERSITY BANCORP, INC. (PARENT ONLY)
                        Condensed Statement of Cash Flows
              For the Nine Months Ended September 30, 2000 and 1999



                                                                                     2000             1999
                                                                                 ------------    -------------
           Cash flow from operating activities:
              Net loss                                                           $   (542,607)   $   (578,360)
              Reconciliation of net loss to net cash from
                operating activities:
              Loss (gain) on sale of securities                                       (20,625)         16,102
              Net amortization/accretion on securities                                      0            (883)
              Change in other assets                                                   (6,984)         27,238
              Change in other liabilities                                              24,504          57,876
              Change in investment in Michigan BIDCO                                   (3,760)              0
              Change in investment in University Bank                                 459,905         323,117
                                                                                 ------------    ------------
                 Net cash from operating activities                                   (89,567)       (154,910)
                                                                                 ------------    ------------
           Cash flow from investing activities:
             Advances to Michigan BIDCO                                                     0         (20,896)
             Purchase of securities available for sale                                (37,500)              0
             Proceeds from sale of securities available for sale                       58,125          75,432
                                                                                 ------------    ------------
                 Net cash from investing activities                                    20,625          54,536
                                                                                 ------------    ------------
           Cash flow from financing activities:
             Principal payment on notes payable                                       (99,000)        (99,000)
             BIDCO conversion of bonds to common stock                                      0         170,872
             Issuance of equity conversion bonds                                      121,000               0
             Proceeds from sale of common stock                                        31,250               0
                                                                                 ------------    ------------
                 Net cash from financing activities                                    53,250          71,872
                                                                                 ------------    ------------
                 Net changes in cash and cash equivalents                             (15,692)        (28,502)

           Cash and cash equivalents:
             Beginning of period                                                       15,834          33,702
                                                                                 ------------    ------------
             End of period                                                       $        142    $      5,200
                                                                                 ============    ============
          Supplemental disclosure of cash flow information:

            Cash paid during the period for interest                             $     49,370    $     35,151
            BIDCO conversion of bonds to common stock                                                  26,117

Item 6. Exhibits and Reports on Form 8-K.

         (a) Exhibits.

27.      Financial Data Schedule.

         (b) Reports on Form 8-K.

                  One Report on Form 8-K was filed during the quarter ended September 30, 2000. On September 12, 2000, the Company engaged Grant Thornton LLP as its independent accountants for the year ending December 31, 2000.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         UNIVERSITY BANCORP, INC.

Date:    November 14, 2000

/s/ Stephen Lange Ranzini
-------------------------
Stephen Lange Ranzini
President & CEO

         Exhibit Index                      Sequentially
         -------------                      ------------
                                            Numbered Page
                                            -------------
27.      Financial Data Schedule            29