Form 10-Q/A
period 2000-09-30
UNIVERSITY BANCORP INC /DE/
filed 2000-11-28
CIK 811211

                                  FORM 10-Q/A

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

     The schedule below summarizes the Company's non-performing loans for the periods indicated (1):


                                                             At                      At                    At
                                                        September 30,             June 30,            December 31,
                                                        -------------             --------            ------------
                                                             2000                   2000                  1999
                                                             ----                   ----                  ----
Past due 90 days and over and still accruing (1):
  Real estate                                            $  198,666             $   10,426             $   93,883
  Installment                                                     0                  1,114                      0
  Commercial                                                 36,581                260,230                123,688
                                                         ----------             ----------             ----------
    Subtotal                                                235,247                271,770                217,571

Non-accrual loans (1):

  Real estate                                                72,375                 72,375                144,739
  Installment                                                   272                      0                      0
  Commercial                                                      0                 87,500                      0
                                                         ----------             ----------             ----------
    Subtotal                                                 72,647                159,875                144,739

Other real estate owned                                     341,317                519,015                683,784
                                                         ----------             ----------             ----------

Total non-performing                                     $  649,211             $  950,660             $1,046,094
                                                         ==========             ==========             ==========

Ratio of non-performing to total loans (1)                     1.90%                  2.95%                  3.36%

Ratio of loans past due over 90 days and                       57.6%                  73.2%                  68.0%
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