Form 10-K405
period 2000-12-31
UNIVERSITY BANCORP INC /DE/
filed 2001-04-02
CIK 811211

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
            OF 1934

                   for the fiscal year ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934

           For the transition period from              to
                                          ------------    -----------

                         Commission file number 0-16023

                            UNIVERSITY BANCORP, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                        38-2929531
- -------------------------------               ------------------------------
(State or other jurisdiction of               (I.R.S. Employer incorporation)
       Identification No.

959 Maiden Lane, Ann Arbor, Michigan                        48105
- ------------------------------------                      ---------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code (734) 741-5858
                                                   --------------

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
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The number of shares outstanding of the Registrant's Common Stock as of March 26, 2001: 2,027,801 shares. The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the average bid and asked price for the Registrant's Common Stock on March 26, 2001, as reported by NASDAQ, was approximately $1,059,500.*

* For purposes of this calculation shares of the Registrant held by directors and officers of the Registrant and officers of its subsidiaries and other affiliates have been excluded.

                               page 1 of 80 pages
                 Exhibit index on sequentially numbered page 77

PART I.

ITEM 1. - BUSINESS

General

         University Bancorp, Inc. The Company is a Delaware corporation which operates as a bank holding company for its wholly-owned subsidiary, University Bank. The Company changed its name to `University Bancorp, Inc.' from `Newberry Bancorp, Inc.' in 1996, in order to better identify with the Bank.

         University Bank. The Bank is a state chartered community bank. The Bank was chartered by the state of Michigan in 1908 and began business in 1890. In 1994, we sold the bank's offices in Newberry, Michigan and Sault Ste. Marie, Michigan. As part of a non-compete agreement with the purchaser of the bank's offices, we relocated the Bank's main office to the former offices of its mortgage operation in Sault Ste. Marie, Michigan. In 1995, the Bank changed its name from `The Newberry State Bank' to `University Bank' to more closely identify with its current place of business, Ann Arbor, Michigan. Ann Arbor is a university town, home to the University of Michigan and is the largest city in Washtenaw County, just west of the Detroit Metropolitan Statistical Area. The Bank's primary market area is defined as the City of Ann Arbor and surrounding areas in greater Washtenaw County.

         Midwest Loan Services. In 1995, University Bank acquired 80% of the common stock of Midwest Loan Services. Midwest specializes in the servicing and subservicing of mortgage loans for various credit unions, financial institutions and mortgage brokers. Most of their servicing and subservicing portfolio is comprised of residential mortgage loans sold to Fannie Mae, Freddie Mac and other private residential mortgage conduits.

         Varsity Funding. In 1995, University Bank established a mortgage-banking subsidiary, Varsity Funding, L.L.C. to specialize in the purchase and origination of impaired credit, or subprime quality, residential mortgages, for sale to non-U.S. government agency-backed mortgage conduits. In 1999, this subsidiary was sold to another financial institution and is no longer included with the current operations of the Bank.

         Varsity Mortgage. In 1996, University Bank established Varsity Mortgage, L.L.C. to purchase residential home loans which generally qualify for sale to secondary market investors under the underwriting criteria of the Federal Home Loan Mortgage Corporation and Federal National Mortgage Association from correspondents in Michigan and in adjacent states. In 1999, this subsidiary was sold to another financial institution and is no longer included with the current operations of the Bank.

         Michigan BIDCO. In 1993, Stephen Lange Ranzini and Joseph Louis Ranzini founded a BIDCO, which is a Business and Industrial Development Company, called Michigan BIDCO, Inc. The BIDCO is licensed by the Michigan Financial Institutions Bureau under the State of Michigan BIDCO program. Michigan BIDCO (formerly known as Northern Michigan BIDCO) invests in businesses in Michigan with the objective of fostering job growth and economic development. University Bancorp currently owns 28.82% of the BIDCO. The Bancorp holds 1.74% directly, and 27.08% is held by the Bank.

 Northern Michigan Foundation. In 1995, Michigan BIDCO donated $225,000 to capitalize Northern Michigan Foundation, and in 1996, donated an additional $75,000 to the Foundation. The Foundation is an IRS-approved 501c(3) non-profit which is an intermediary lender to rural small businesses under the U.S. Department of Agriculture's Intermediary Re-lending Program. The Foundation has the right to borrow a total of up to $2 million from the U.S. Rural Economic Community Development at 1% interest with a 30-year term because of a $300,000 donation received from Michigan BIDCO. Pursuant to a management services agreement with the BIDCO, the BIDCO and the Foundation share administrative staffs and offices, with the Foundation reimbursing the BIDCO for these management services.

         University Insurance & Investment Services. In 1996, University Bank established an insurance and investment sales agency. This subsidiary of the Bank, called "University Insurance & Investment Services, Inc." is based in the Bank's Ann Arbor office. The agency is licensed by the State of Michigan to sell insurance as agent for licensed insurance companies. The focus of the insurance agency is life and health care insurance brokerage, and mutual fund and annuity sales. In 1998, the agency acquired University Insurance Center, a fully-licensed commercial insurance agency. University Insurance Center, commenced business in 1999 and is a full service property and casualty insurance agency offering insurance for homes, autos, apartments and businesses.

Employees

         The Company employed 106 full-time equivalents as of March 26, 2001:

                  University Bank, Ann Arbor                25
                  Midwest Loan Services                     78
                  University Insurance & Investment          3

Properties

         The Bank purchased a building in Ann Arbor, Michigan for use as the Bank's main office. Currently 42% of the building is leased to the University of Michigan. The lease expires September 2001.

         The Bank leases a site which includes a registered historic building in Ann Arbor, at the corner of Washtenaw Avenue and Stadium Boulevard as a multiple ATM drive-through location, a BIDCO office and an off-site storage facility.

         The Bank leases an ATM location with an adjacent meeting room in Dexter, Michigan under a three year lease.

         The Bank owns a former loan office in Sault Ste. Marie and such space is leased to an unrelated third-party. Management is in negotiations to sell this property.

         Midwest Loan Services leases an office in Houghton, Michigan under a year-to-year lease.

         The Company believes that the office facilities are adequate to support the anticipated level of future expansion of business.

Lines of Business

DEPOSIT PRODUCTS & SERVICES

         University Bank offers traditional retail savings products and services to its customers. These include demand deposit and NOW interest-bearing checking accounts, money market deposit accounts, regular savings accounts and term deposit certificates ranging in maturity from three to three hundred months. The Bank also offers self-directed retirement accounts, free access to 24-Hour ATM machines, telephone banking, VISA debit cards and Gold VISA accounts. In December 2000, we began to offer a full internet banking package, including business cash management functions. In March 2001, we added our a bill payment function of the internet banking package. The Bank is also a member of MasterCard, but currently is not offering a MasterCard product. The Bank also offers Canadian dollar foreign exchange services. From time to time to raise liquidity, the Bank relies on brokers to sell CDs. At December 31, 2000, the Bank had approximately $13.0 million in CDs issued through brokers.

LENDING PRODUCTS

         University Bank offers a range of traditional lending products, including commercial small business loans, residential real estate mortgage loans, home equity loans, commercial real estate mortgage loans, consumer installment loans, and land development and construction loans.

Classifications of the loan portfolio as of December 31, 2000 are as follows:


                                             Amount Outstanding(1)        % of Total
                                             ---------------------        ----------
                  Commercial                          $ 13,686,729             37.8%
                  Construction                           1,061,950              2.9%
                  Real estate                           15,525,725             42.9%
                  Home equity                            4,545,720             12.5%
                  Consumer                               1,293,920              3.6%
                  Credit Card                               92,500              0.3%
                                                      ------------            ------
                    Gross Loans                       $ 36,206,544            100.0%
                                                      ============            ======


(1) - Excludes loans held for sale.

         The Bank's loan portfolio is geographically concentrated in Ann Arbor and Washtenaw County, Michigan. The ability of loan customers to honor their debts is partially dependent on the local economy. The Ann Arbor area is primarily dependent on the education, healthcare, services, and manufacturing (automotive and other) industries.

         Commercial real estate loans have a loan to value ratio typically less than 80% at the time the loan is originated. In no cases is the loan to value ratio for commercial real estate loans greater than 85% (except for one SBA guaranteed loan which had a 90% loan to value ratio at the time of origination). The primary risk of commercial loans is that the area's economy declines and rents decrease while vacancy increases, thereby decreasing the value of the building. If the guarantor suffers a financial reverse, the Bank is then exposed to a loss.

         Residential loans typically have a loan to value ratio less than 90% at the time the loan is originated, unless the borrower's financial position is very strong, in which case a loan to value ratio of up to 90% is considered. To meet the Bank's goals for first time homebuyers, the Bank has originated a portfolio of 97% loan to value residential loans totaling about $3 million, although real estate prices in Washtenaw County where these loans were originated have been rising at 10-12% per year for two years in a row, and most of these loans were originated in 1998 and 1999. Home equity secured residential loans have loan to value ratios of less than 90% at time of origination in the case of fixed rate fully-amortizing loans and 80% for home equity lines of credit. The primary risk of residential lending is that home prices drop (typically this occurs in a recession) and borrowers walk away from their home or file for bankruptcy. All of the Bank's construction loans, are secured by residential properties with a loan to value ratio of 80% or less. The Bank controls the risk of construction lending by performing inspections prior to disbursing interim construction funds to avoid cost overruns.

         The Bank makes very few unsecured loans, typically for borrowers who are multi-millionaires, but even in these cases, the Bank typically takes collateral out of an abundance of caution. Most of the Bank's credit card loans are secured by residential properties. Consumer loans are generally secured by vehicles (primarily cars or trucks). The primary risk of these loans is that the value of the car depreciates faster than the loan balance amortizes, and the borrower loses their job or has a severe medical problem in their family. In these circumstances, the collateral could be insufficient to repay the loan and the borrower files for bankruptcy. In addition, if the economy is soft, used vehicle prices tend to deteriorate creating additional risk of insufficient collateral in the event of a default.

         The Bank makes very few business loans that are not secured by real estate, but in those cases, a 50% ratio of inventory and other equipment at current market value, and 70% of current receivables, is used as the amount against which a term loan or line of credit is loaned. The primary risk of this type of lending is that if the business suffers a financial reverse, the collateral is easily dissipated by an unscrupulous borrower, causing the Bank a loss. For this reason, the Bank de-emphasizes this type of lending.

         Typically with respect to all personal and residential loans, a ratio of total debt payments to total income of all borrowers and guarantors less than 42% is required. With respect to commercial real estate and business loans, a ratio of income to all debt payments of greater than 1.25x is required. Therefore, the Bank typically has both income and asset backing to secure its loans. However, there can always exist valid reasons to have exceptions to each rule and the Bank's loan committee retains the power to take unusual circumstances into account when evaluating each loan request versus the Bank's policies. Loans that are lacking both current demonstrated income or asset backing are classified and increased reserves are established for those loans.

MORTGAGE LENDING

         University Bank became a seller/servicer of Federal Home Loan Mortgage Corporation (FHLMC) insured mortgages in 1991 and began to originate FHLMC mortgages for sale into the secondary market. In 1994, University Bank became a seller/servicer of Federal National Mortgage Association (FNMA) insured mortgages and began to originate FNMA mortgages for sale into the secondary market. The Bank has also been approved as a seller/servicer of Government National Mortgage Association (GNMA) mortgages for many years but only began using our license in 1999 to originate and sell these loans without retaining the servicing rights.

         With the exception of Midwest Loan Services, the Bank is currently selling the servicing rights on all mortgages originated that are sold to the secondary market.

MORTGAGE SUBSERVICING

         Mortgage servicing firms receive monthly payments from loan customers, aggregate and account for these payments, and send the funds to mortgage-backed securities holders, including pension funds and financial institutions. Mortgage servicers also dun delinquent accounts and foreclose loans, if required. Mortgage servicers receive a fixed monthly fee for performing this service. When these services are performed for the Bank, it is called `servicing'. When these services are performed for other institutions, it is called `subservicing'. The Bank's 80%-owned subsidiary, Midwest Loan Services, specializes in subservicing residential mortgage loans sold to FNMA and FHLMC and other non-agency private conduits for the account of credit unions, other financial institutions and mortgage brokers. Midwest is regulated by FHLMC and FNMA.

         During the year 2000, Midwest Loan Services increased its mortgage subservicing contracts by 280% (from $0.5 billion to $1.9 billion) as a result of continued increases in business with the mortgage banking subsidiaries of two of the top five mortgage banking firms on Wall Street. Although there is no assurance that further increases will occur, loans subserviced had increased to $3.0 billion as of February 28, 2001 and management of Midwest has been told by to expect additional increases of $4.0 billion by June 1, 2001, as these firms shift additional existing business from their primary subservicing firm to Midwest. There is of course, no assurance that this business will materialize or in the amount or timeframe currently contemplated.

INVESTMENT SECURITIES

         The Bank maintains surplus available funds in investments consisting of short-term money market instruments, U.S. government bonds, U.S. federal agency obligations, mortgage-backed securities backed by federal agency obligations and obligations of local units of government. These investments are managed by the Bank's President, and purchase/sale decisions are subject to the review and approval of the Board of Directors. The securities portfolio provides a source of liquidity to meet Bank operating needs. At December 31, 2000, the portfolio had a net unrealized loss of approximately $335,000 versus a net unrealized loss of $585,000 at December 31, 1999, and $183,000 at December 31, 1998.

         Information regarding securities which cost exceeded more than 10% of the Company's stockholders' equity at December 31, 2000 are as follows:


                                                        Final         Market        Amortized
Issuer                        Coupon       Yield       Maturity       Value           Cost
- ------                        ------       -----       ---------      ------          ----
FHLBI equity (1)                VAR        10.00%         None      $  848,400    $  848,400
FNMA CMO 93-205H (2)            PO          4.15%       9/25/23      1,478,963     1,771,835
US Treasury Strip               PO          5.33%       2/15/27        464,060       506,020

    (1) The rate varies quarterly. The Bank is required to maintain the investment in Federal Home Loan Bank of Indianapolis common stock in an amount related to the Bank's single family mortgage related assets and FHLBI advances. Shares can be redeemed or sold at par value to the FHLBI as required from time to time.

    (2) This Principal Only strip has an expected average life of eleven years. The decrease in market value is due to interest rate movements which have extended the average life and not any credit issues. Accrued net interest income on this zero coupon bond was decreased in 1998 and 1999 to reflect the increased average life. The bond is rated AAA.

Competition

COMMUNITY BANKING, ANN ARBOR

         The attraction and retention of deposits depend on the Bank's ability to provide investment opportunities that satisfy the requirements of investors with respect to rate of return, liquidity, risk and other factors. The Bank competes for these deposits by offering personal service and attention, fair and competitive rates, low fees, and a variety of savings programs including tax-deferred retirement programs.

         The Bank competes for loan originations primarily through the quality of services provided to the loan customers, competitive interest rates and reasonable loan fees, rapid and local decision-making and the range of services offered. Competition in originating loans comes principally from other commercial banks, credit unions, insurance companies, mortgage banking companies and savings and loans.

         The following table shows market share of deposits for Washtenaw County by financial institution for June 2000, June 1999, and June 1998, respectively from the FDIC's annual branch deposit survey.

WASHTENAW COUNTY FINANCIAL INSTITUTION DEPOSITS:


                                                 2000          1999         1998
                                                 ----          ----         ----
     TCF National Bank                          16.5%         17.8%        16.2%
     National City Bank                         12.8%         12.8%        14.4%
     Comerica Bank                              11.6%         10.7%         9.8%
     Bank One                                   10.5%         11.1%         9.5%
     Key Bank                                    8.0%          7.3%         7.1%
     Ann Arbor Commerce Bank                     4.9%          4.5%         3.6%
     Flagstar Bank FSB                           4.9%          4.0%         1.9%
     Standard Federal FSB                        4.1%          4.2%         4.1%
     University of Michigan CU                   3.9%          3.5%         2.9%
     Bank of Ann Arbor                           3.5%          2.8%         2.2%
     Chelsea State Bank                          3.5%          3.3%         3.1%
     Huron River Area CU                         3.1%          3.0%         2.5%
     Citizens Bank                               3.0%          3.2%         3.3%
     Michigan National Bank                      2.4%          2.5%         2.3%
     Midwest Financial CU                        2.1%          2.0%         1.7%
     Republic Bank                               1.9%          2.3%        11.1%
     United Bank & Trust                         1.1%          0.9%         0.0%
     University Bank                             0.9%          0.9%         1.0%
     Charter One FSB                             0.7%          0.7%         0.6%
     Other institutions                          0.6%          2.6%         2.6%

     Total deposits (in billions)              $3.942        $3.865       $4.060

        Total deposits in the county increased 2.0% from June 1999 to June 2000. Total deposits in the county decreased 4.8% from June 1998 to June 1999. In attracting deposits, the Bank's primary competitors for deposits are mutual funds, other commercial banks, credit unions, savings and loans and insurance companies.

         The Bank's main office is adjacent to the University of Michigan Hospital complex. The complex employs a total of 7,800 persons. In February 1999, the nearest competitor to the Bank's main office, a National City Bank branch, was permanently closed. While the Bank competes with all of these financial institutions for loans and deposits and in particular the eight financial institutions that have branch offices in the northeast Ann Arbor market area, the other major competitor in the immediate local deposit market near the Medical Center complex is Midwest Financial Credit Union, formerly known as Hospital & Health Services Credit Union. The Bank's main office was formerly the headquarters of this credit union, which moved its office to a new office building three miles from the Medical Center Complex.

         The Ann Arbor banking market is dominated by banks owned by out-of-state holding companies. In the city of Ann Arbor, the University of Michigan Credit Union is the largest locally-owned financial institution. The only locally-owned community financial institutions, excluding University Bank, are Huron River Area Credit Union, Midwest Financial Credit Union, Bank of Ann Arbor, Automotive Federal Credit Union and several smaller credit union.

MORTGAGE BANKING

         Origination. The Bank originates internally or via other financial institutions residential home loans which generally qualify for sale to secondary market investors under the underwriting criteria of the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association and the Government National Mortgage Association. Loans purchased or originated internally are either sold directly to FHLMC, FNMA or GNMA, or are pooled into mortgage-backed securities and the securities are sold to investors in the secondary market. Some residential mortgages are held in the Bank's loan portfolio as an investment.

         The Bank's retail mortgage origination operations encounter competition for the origination of residential real estate loans primarily from savings institutions, commercial banks, insurance companies and other mortgage banking firms. Many of these firms have a well-established customer and/or borrower client base. Some competitors, primarily savings institutions, insurance companies and commercial banks, have the ability to create unique loan products from time to time because they are able to close the loans for their own portfolio rather than sell into the secondary market. The Bank's ability to hold mortgage loans for our portfolio helps us to compete more effectively. Most loans sold into the secondary market, however, go to the same sources, those being FHLMC, FNMA, and GNMA. Most lenders have access to these secondary market sources; therefore, competition often becomes more a matter of service and pricing than that of product. As a mortgage loan originator and a purchaser of mortgage loans through correspondents, the Bank must be able to compete with respect to the types of loan products offered by competitors to borrowers and correspondents, including the price of the loan in terms of origination fees or fee premium or discount, loan processing costs, interest rates, and the service provided by our staff. An important element to competing is master purchase agreements negotiated periodically with FNMA and FHLMC with low and competitive loan guarantee fees, a wide variety of mortgage programs, and a variety of flexible underwriting criteria. The Bank's ability to secure these master purchase agreements is dependent upon the performance from a quality perspective of loans previously sold to the agencies.

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

         The Bank also originate residential loans to be held in portfolio, and management believes that this product together with the product offerings from FHLMC, FNMA and GNMA are sufficient for the Bank. The Bank also is licensed as a HUD Title 1 and Multifamily seller/servicer, but has no plans at this time to expand utilization of HUD or GNMA programs.

         Mortgage Servicing and Subservicing. Servicing competition is somewhat less intense than the loan origination aspect of mortgage banking. Due to net worth and management requirements, many mortgage origination companies do not have the capacity to service loans. Falling interest rates present competitive challenges for the mortgage servicing operation in that mortgagors are more likely to refinance existing mortgages. The quality of service and the ability of the origination operation to compete on price and service is important in retaining these customers by refinancing them internally, rather than losing the refinancing transaction to a competitor. Increased refinancing activity as a result of falling interest rates should decrease profitability of mortgage servicing by increasing amortization charges on purchased mortgage servicing rights.

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

         Midwest Loan Services is located in Houghton, Michigan in the western upper peninsula of Michigan. Personnel and occupancy costs are the largest costs in a mortgage servicing operation, and the prevailing wages and occupancy costs in the upper peninsula of Michigan are generally lower than the national average. Midwest Loan Services has developed a unique business extranet website for its business partners and their retail customers. Through its website at www.subservice.com, Midwest Loan Services provides the opportunity for all customers to access their mortgage information 24 hours a day 7 days a week in an environment which provides seamless access to all information. Business partners have access to all mortgage data as easily as if it were serviced on their in-house computer system. Customers can access all information about their accounts and perform any type of transaction through the internet. As a result of both low personnel costs and its internet technology, the Company believes that Midwest Loan Services' mortgage servicing operation has a competitive advantage.

Please also refer to the discussion of the mortgage banking business in Item 7.
- - Management's Discussion and Analysis of Financial Condition and Results of Operations, in the section entitled "Non-Interest Income and Non-Interest Expense", under the heading Mortgage Banking for additional information regarding Midwest Loan Services.

MICHIGAN BIDCO

         Michigan BIDCO (BIDCO) was founded in 1993 and is licensed by the Michigan Financial Institutions Bureau under the State of Michigan BIDCO Act. In 1993, BIDCO received $3 million in financing from the Michigan Strategic Fund
(MSF). This investment was made in the form of a 10-year loan, which carried concessionary terms allowing it to be converted to a grant over time under certain circumstances. BIDCO earned job and sales credits to be applied against the principal and interest owed to the Michigan Strategic Fund. Credits were earned from the growth of businesses invested in by BIDCO. The loan has been fully repaid from these credits.

         Initially, Michigan BIDCO made both loans and direct equity investments. As a matter of policy, University Bank restricts itself from investing or lending to a business that the BIDCO finances, and related parties which co-invest with BIDCO must do so on a basis equal to or less favorable than BIDCO's. BIDCO has a loan to borrower limit of $500,000, but sells participations and/or seeks loan guarantees from government agencies for larger financings. As of December 31, 2000, approximately $16.5 million in loans and/or investments (at original cost) had been made to various types of businesses in the state of Michigan.

         In 1993, Michigan BIDCO issued $3,000,000 in 9% senior convertible bonds to match the State of Michigan's commitment. University Bank purchased $27,000 in bonds and contributed $280,000 for 298 shares of Michigan BIDCO stock. This represented a 44.1% interest in Michigan BIDCO. The financial results of Michigan BIDCO were accounted for under the equity method of accounting until March 1999. In April 1999, $1,850,000 of Michigan BIDCO bonds were repurchased by the BIDCO, and University Bancorp converted its $27,000 of bonds into common stock, thereby increasing the Bank's equity ownership to 80.1%. Effective April 1999, Michigan BIDCO's financial results became consolidated into the results of University Bancorp. The remaining Michigan BIDCO bonds were converted into common stock on May 31, 2000, and thus diluted University Bank's equity ownership down to 28.8%. As a result, the BIDCO is no longer consolidated in the financial statements of University Bancorp and the investment is now accounted for under the equity method of accounting.

         The financial statements of BIDCO are presented using the investment company method, and, accordingly, BIDCO's investments in stocks, stock rights, limited liability companies and loans are reported at fair value. BIDCO typically invests in companies for which current market quotations are not readily available; therefore we estimate the fair value of BIDCO investments on a quarterly basis and the Board of Directors approves the fair value estimates. In deriving its estimates, BIDCO management reviews the financial condition and operating performance of investee companies, as well as performance of the company with its contractual arrangements with BIDCO. BIDCO management estimates the fair value of by using cash flow multiples applicable to a company's industry, discounted cash flow analyses, and other valuation techniques. The Company believes the procedures used and assumptions made are reasonable in the circumstances; however, the fair value estimates may differ significantly from the values that would have been used had current market quotations been available.

         The Company's profit from the investment in BIDCO was $234,740, $916,991, and $128,219 for the years ended December 31, 2000, 1999, and 1998.

BIDCO is currently offering to repurchase the Bank's shares of BIDCO, but is awaiting approval from the Commissioner of the Michigan Financial Institutions Bureau.

         Please refer to the discussion of the BIDCO's investments and operations in Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations, in the section entitled "Non-Interest Income and Non-Interest Expense", under the heading Michigan BIDCO for additional information.

NORTHERN MICHIGAN FOUNDATION

         BIDCO management operates a 501(c)3 tax-exempt non-profit re-lending organization, Northern Michigan Foundation under a management contract. The Foundation has received the right to borrow $2 million at 1% interest for 30-years from the U.S. Department of Agriculture (USDA) Intermediate Relending Program. The Foundation one of the non-profit, privately-run, USDA Intermediate Re-lending Programs located in northern Michigan. Each of these community development loan funds covers six counties as its primary market area. Generally, the Foundation competes with other specialized non-bank lenders and wealthy investors who make risk-oriented investments in businesses located in northern Michigan.

         Since 1996, the BIDCO has pursued a strategy of liquidating its existing investment portfolio to raise cash for two purposes: 1) the buyout of some of the investors in the BIDCO; and 2) expanding its funds under management through other government agency economic development programs (Conifer Capital L.P. - a small business investment company and Northern Michigan Foundation).


Regulation

         The Bank is extensively regulated under federal law and state laws. These regulations are generally applicable to financial institutions and their holding companies, and include things such as the scope of business, investments, reserves against deposits, capital levels relative to operations, lending activities and practices, collateral for loans, establishment of branches, mergers, acquisitions and consolidations, payment of dividends, and internal controls.

         These laws and regulations are primarily intended to protect depositors and the deposit insurance fund of the Federal Deposit Insurance Corporation
(FDIC), not the Bank nor the Company's stockholders. The following is a summary of certain statutes and regulations affecting University Bank. The following information is qualified in its entirety by reference to the particular statutory and regulatory provisions.

         Any change in applicable laws, regulations or regulatory policies of various governmental regulatory authorities may have a material effect on the Company's business, operations and prospects. Those authorities include, but are not limited to, the Board of Governors of the Federal Reserve System, the FDIC, the Commissioner of the Michigan Financial Institutions Bureau, the Internal Revenue Service, and state taxing authorities. The Company is unable to predict the nature or extent of the effects that fiscal or monetary policies, economic controls or new federal or state legislation may have on future business and earnings.

         Primary Regulators of University Bancorp. The Company is bank holding company registered under the Federal Bank Holding Company Act of 1956. The Federal Reserve Bank of Chicago is the Company's primary regulator. The Company is also subject to regulation, supervision and examination by the Federal Reserve. The Company is required to file semi-annual reports with the Federal Reserve and other information as required under the rules of the Board of Governors of the Federal Reserve System. Additionally, the Federal Reserve Board possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

         Acquisitions. The Company is generally prohibited from engaging in a non-banking activities since it is a bank holding company. The Company cannot acquire more than 5% of the shares of another company engaged in non-banking activities. The Company can only acquire direct or indirect control of more than 5% of the voting shares of a company engaged in a banking related activity with the prior approval by the Federal Reserve Board to acquire these shares or by regulatory exemption. The Federal Reserve Board has identified specific banking related activities in which a bank holding company may engage with notice to the Federal Reserve. The Federal Reserve considers managerial, capital, and other financial factors, including the impact on local competition of any proposal and past performance under the Community Reinvestment Act in acting on acquisition or merger application. Bank holding companies may acquire other banks located in any state in the United States without regard to geographic restrictions or reciprocity requirements imposed by state law, but subject to certain conditions, including limitations on the aggregate amount of deposits that may be held by the acquiring company and all of its insured depository institution affiliates.

         Commitments. In connection with obtaining the consent of the Federal Reserve to a 1989 merger transaction when the Company obtained public listing on the NASDAQ Small-Cap Market, certain commitments were made to the Federal Reserve. Management agreed that the Employee Stock Ownership Plan would not purchase more than 10% of the common stock or 5% of any other class of our voting shares, without the prior approval of the Federal Reserve. Management also agreed not to incur additional debt or to have the Bank pay dividends to us without the prior approval of the Federal Reserve.

         Capital Requirements. The Federal Reserve Board imposes certain capital requirements for the Company under the Federal Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of "qualifying" capital to risk-weighted assets. These requirements are described below under "Capital Regulations". The Federal Reserve uses capital adequacy guidelines in its examination and regulation of bank holding companies. If capital falls below minimum guidelines, a bank holding company may, among other things, be denied approval to acquire or establish additional banks or non-bank businesses. The "prompt corrective action" provisions of federal law and regulation authorizes the Federal Reserve to restrict the payment of dividends to us from an insured bank which fails to meet specified capital levels.

         Source of Strength. In accordance with Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which the Company may not otherwise do so. Under the Federal Bank Holding Company Act, the Federal Reserve may require a bank holding company to terminate any activity or relinquish control of a bank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition. In addition, if the Commissioner deems our Bank's capital to be impaired, the Commissioner may require the Bank to restore its capital by a special assessment upon us as University Bank's sole stockholder. If the Company were to fail to pay an assessment, the directors of the Bank would be required, under Michigan law, to sell the shares of the Bank's stock owned by the Company to the highest bidder at either a public or private auction and use the proceeds of the sale to restore the Bank's capital.

         Recent Regulatory Developments. Effective March 11, 2000, bank holding companies may apply to become Financial Holding Companies. Financial Holding Companies may engage in a wider range of non-banking activities than Bank Holding Companies, including greater authority to engage in securities and insurance activities. The expanded powers are available to a bank holding company only if the bank holding company and its bank subsidiaries remain well-capitalized and well-managed. The new law also imposes various restrictions on transactions between the depository institution subsidiaries of bank holding companies and their non-bank affiliates. These restrictions are intended to protect the depository institutions from the risks of the new non-banking activities permitted to affiliates.

         Primary Regulators of University Bank. The Bank is a Michigan banking corporation and its deposit accounts are insured by the Bank Insurance Fund
(BIF) of the FDIC. As a Michigan-chartered commercial bank, University Bank is subject to the examination, supervision, reporting and enforcement requirements of the Commissioner, as the chartering authority for Michigan banks, and the FDIC, as administrator of the BIF. These agencies and the federal and state laws applicable to the Bank and its operations, extensively regulate various aspects of the banking business including, among other things, permissible types and amounts of loans, investments and other activities, capital adequacy, branching, interest rates on loans and on deposits, the maintenance of non-interest bearing reserves on deposit accounts, and the safety and soundness of banking practices. As an insured bank, University Bank is also required to file quarterly reports and other information as required with the FDIC.

         All subsidiaries of University Bank including Midwest Loan Services and University Insurance & Investment Services are all also subject to all regulations applicable to University Bank itself, including regular on-site examination by both the FIB and the FDIC.

         Other Regulators. As a FHLMC, FNMA, and HUD Title 1 and Title 2 and HUD multifamily seller/servicer, University Bank's mortgage banking operation, and Midwest Loan Services are subject to regulation and regular on-site examination by FHLMC, FNMA and HUD. In addition, University Insurance & Investment Services are also subject to examination by the State of Michigan's Financial Institutions Bureau, Insurance Division, the National Association of Securities Dealers, and the Securities & Exchange Commission.

         Other Regulations. University Bank and its subsidiaries are also subject to various regulations including the Community Reinvestment Act, the federal Truth-in-Lending Act, the Home Mortgage Disclosure Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair Debt Collection Act, the Right to Privacy Act, the Real Estate Settlement Procedures Act, the Bank Secrecy Act, the Electronic Funds Transfer Act, Federal Reserve regulations, state usury laws and federal laws concerning interest rates. Also, University Bank may not engage in any activity not authorized by the Michigan Banking Code unless it is authorized by the Commissioner of the FIB as being closely related to banking.

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

         The Federal Deposit Insurance Act (FDIA) requires the FDIC to establish assessment rates at levels which will maintain the Deposit Insurance Fund at a mandated reserve ratio of not less than 1.25% of estimated insured deposits.

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

         FICO Assessments. Pursuant to federal legislation enacted in 1996, University Bank, as a member of the BIF, is subject to assessments to cover the payments on outstanding obligations of the Financing Corporation (FICO). FICO was created in 1987 to finance the re-capitalization of the Federal Savings and Loan Insurance Corporation, the predecessor to the FDIC's Savings Association Insurance Fund (SAIF)which insures the deposits of thrift institutions. Between January 1, 2000 and the maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a pro rata basis. It is estimated that FICO assessments during this period will be less than 0.025% of deposits.

         Capital Regulations. The FDIC has established the following minimum capital standards for state-chartered, FDIC-insured non-member banks, like University Bank:

              - a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with minimum requirements of 4% to 5% for all others;

              - and a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital.

Tier 1 capital consists principally of stockholders' equity. These capital requirements are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, FDIC regulations provide that higher capital may be required to take adequate account of, among other things, interest rate risk and the risks posed by concentrations of credit, nontraditional activities or securities trading activities.

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

         These capital guidelines can affect the Bank in several ways. Capital levels are currently adequate, however, rapid growth, poor loan portfolio performance, or poor earnings performance, or a combination of these factors, could change our capital position in a relatively short period of time, making an additional capital infusion necessary. In general, if the FDIC's assessment of a Bank's financial and managerial strength changes negatively, the Bank's cost of FDIC insurance will rise in subsequent semi-annual periods. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

         Dividends. Under Michigan law, the Bank is restricted as to the maximum amount of dividends it may pay on its common stock. The Bank may not pay dividends except out of net profits after deducting its losses and bad debts. The Bank may not declare or pay a dividend unless the Bank will have a surplus amounting to at least 20% of its capital after the payment of the dividend. If the Bank has a surplus less than the amount of its capital, it may not declare or pay any dividend until an amount equal to at least 10% of net profits for the preceding one-half year (in the case of quarterly or semi-annual dividends) or full-year (in the case of annual dividends) has been transferred to surplus. The Bank may not declare or pay any dividend until the cumulative dividends on preferred stock have been paid in full.

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

         Insider Transactions. The Bank is subject to certain restrictions imposed by the Federal Reserve Act including any extensions of credit to us, investments in our stock or other securities, and the acceptance of our stock as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to our directors and officers, to our principal stockholders, and to "related interests" of the directors, officers and principal stockholders. In addition, federal law and regulations may affect the terms upon which any person becoming one of our directors or officers or one of our principal stockholders may obtain credit from banks with which the Bank maintains a correspondent relationship.

         Safety and Soundness Standards. Federal banking agencies have adopted guidelines to promote the safety and soundness of federally insured depository institutions. These guidelines establish standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings. In general, the guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. The preamble to the guidelines states that the agencies expect to require a compliance plan from an institution whose failure to meet one or more of the standards is of the severity that it could threaten the safe and sound operation of the institution. Failure to submit an acceptable compliance plan, or failure to adhere to a compliance plan that has been accepted by the appropriate regulator, would constitute grounds for further enforcement action.

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

         Consumer Protection Laws. The Bank's business includes making a variety of types of loans to individuals. In making these loans, the Bank is subject to state usury and regulatory laws and to various federal statutes, including the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Real Estate Settlement Procedures Act, and the Home Mortgage Disclosure Act. Regulations flowing from these laws which prohibit discrimination, specify disclosures to be made to borrowers regarding credit and settlement costs, and regulate the mortgage loan servicing activities of the Bank, including the maintenance and operation of escrow accounts and the transfer of mortgage loan servicing.

         In receiving deposits, the Bank is subject to extensive regulation under State and federal law and regulations, including the Truth in Savings Act, the Expedited Funds Availability Act, the Bank Secrecy Act, the Electronic Funds Transfer Act and the Federal Deposit Insurance Act.

         Violation of these laws could result in the imposition of significant damages and fines upon the Bank and its directors and officers.

         Real Estate Lending Regulations. Federal regulators have adopted uniform standards for appraisals of loans secured by real estate or made to finance improvements to real estate. Banks are required to establish and maintain written internal real estate lending policies consistent with safe and sound banking practices and appropriate to the size of the institution and the nature and scope of its operations. The regulations establish loan to value ratio limitations on real estate loans, which generally are equal to or less than the loan to value limitations established under the Bank's lending policies.

         Branching Authority. Michigan banks, including University Bank, have authority under Michigan law to establish branches anywhere in the State of Michigan, subject to receipt of all required regulatory approvals, including approval of the Commissioner and the FDIC. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 allows banks to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. The establishment of de novo interstate branches or the acquisition of individual branches of a bank in another state, rather than the acquisition of an out-of-state bank in its entirety, is allowed only if specifically authorized by state law.

         The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 allowed individual states to "opt-out" of interstate branching authority by enacting appropriate legislation prior to June 1, 1997. Michigan did not opt out, and now permits both U.S. and non-U.S. banks to establish branch offices in Michigan. The Michigan Banking Code permits the following in appropriate circumstances and with the approval of the Commissioner:

    - acquisition of all or substantially all of the assets of a Michigan-chartered bank by an FDIC-insured bank, savings bank, or savings and loan association located in another state;

    - acquisition by a Michigan-chartered bank of all or substantially all of the assets of an FDIC-insured bank, savings bank or savings and loan association located in another state;

    - consolidation of one or more Michigan-chartered banks and FDIC-insured banks, savings banks or savings and loan associations located in other states having laws permitting this consolidation, with the resulting organization chartered by Michigan;

    - establishment by a foreign bank, which has not previously designated any other state as its home state under the International Banking Act of 1978, of branches located in Michigan

    - establishment or acquisition of branches in Michigan by FDIC-insured banks located in other states, the District of Columbia or U.S. territories or protectorates having laws permitting Michigan-chartered banks to establish branches in these jurisdictions.

Further, the Michigan Banking Code permits the following, upon written notice to the Commissioner:

    - acquisition by a Michigan-chartered bank of one or more branches, not comprising all or substantially all of the assets, of an FDIC-insured bank, savings bank or savings and loan association located in another state, the District of Columbia, or a U.S. territory or protectorate;

    - establishment by Michigan-chartered banks of branches located in other states, the District of Columbia, or U.S. territories or protectorates; and

    - consolidation of one or more Michigan-chartered banks and FDIC-insured banks, savings banks or savings and loan associations located in other states, with the resulting organization chartered by one of the other states.

         Primary Regulators for Michigan BIDCO. BIDCO is regulated and supervised by the Michigan Department of Commerce, Financial Institutions Bureau, Bank & Trust Division. BIDCO is examined annually by the Bank & Trust Division, and is required to make annual filings of financial statements and to maintain a license from the Bureau. Licensing under the terms of the Michigan BIDCO Act conveys certain exemptions upon BIDCO under Michigan law, which are beneficial to the operations and investment flexibility of the BIDCO. Most importantly, BIDCO is partially exempt from the state's usury law. As a result, BIDCO can lend money and take equity participation in the firm it lends to, with the result that BIDCO's overall combined yield on the investment and loan can exceed the state's usury limit. The amount of BIDCO's return from the equity participation or contingent payments is excluded from the calculation to determine compliance with the state's usury limits.


ITEM 3. - LEGAL PROCEEDINGS

         We are not currently involved in any material pending legal disputes.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

PART II.

ITEM 5. - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK AND DIVIDEND INFORMATION

         Our common stock trades on the NASDAQ Small-Cap Market under the symbol UNIB. The high and low sales prices of our common stock as quoted by NASDAQ, for each quarter since January 1, 1998 are listed below:


2000                                     High                 Low
- ----                                     ----                 ---
First Quarter                           $2  5/8            $1  3/4
Second Quarter                           1  7/8             1
Third Quarter                            2  1/16            0  1/4
Fourth Quarter                           3  1/2             0  1/2

1999
- ----
First Quarter                           $3  3/8            $2  1/8
Second Quarter                           4  3/16            2
Third Quarter                            3  1/2             2  9/16
Fourth Quarter                           2  3/4             1  1/4

1998
- ----
First Quarter                           $5 31/64           $2  2/3
Second Quarter                           5  1/8             2  3/8
Third Quarter                            4 19/32            3  1/16
Fourth Quarter                           3  7/16            1 31/32

         These quotations represent inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions. As of the March 26, 2001 we had approximately 375 stockholders including approximately 240 beneficial owners of shares held by brokerage firms or other institutions.

         We effected a three for two stock split of our common stock (effected as a stock dividend) in February 1998. All per share and number of share amounts in this report are adjusted to reflect the stock split. No cash dividends have been paid on our common stock. We do not currently anticipate declaring or paying dividends.

CERTAIN SALES OF EQUITY SECURITIES

         Not applicable.

ITEM 6. - SELECTED FINANCIAL DATA

                            University Bancorp, Inc.
                 Selected Consolidated Financial and Other Data
                  (Dollars in Thousands Except Per Share Data)



                                                          2000           1999            1998            1997            1996
                                                          ----           ----            ----            ----            ----
SUMMARY OF OPERATIONS (1)
Interest income                                         $3,315         $3,195          $3,544          $4,474          $3,724
Interest expense                                         2,074          1,967           2,359           3,208           2.733
Net interest income                                      1,241          1,228           1,185           1,266             991
Provision for loan losses                                  111             93             110             260             191
Net interest income after
  provision for loan losses                              1,130          1,135           1,075           1,006             800
Net gain (loss) on securities                               18           (15)              98               8             399
Profit from investment in
  Michigan BIDCO                                           235            917             128            (55)              50
Other non-interest income                                2,397          1,387           1,903           1,867           2,770
Non-interest expense                                     4,695          4,116           4,204           4,500           4,915
Income (loss) before tax                                 (915)          (692)         (1,000)         (1,674)           (896)
Income tax expense (benefit)                                 0             32           (199)           (293)           (359)
Net income (loss) from
  continuing operations                                  (915)          (724)           (801)         (1,381)           (739)
Net income (loss)                                        (915)          (915)           (198)         (1,118)           (537)

SELECTED YEAR END BALANCES
Total assets                                            47,671         40,823          54,536          57,529          78,366
Loans, net                                              35,644         30,580          23,193          27,715          20,669
Loans, held for sale                                       268            305          11,863          18,157          30,534
Cash, cash equivalents and
  investment securities                                  5,340          5,919          13,040           4,357          19,898
Deposits                                                38,179         32,051          43,220          45,267          49,941
Short-term borrowings                                    4,094          3,114             277               0               0
Long-term borrowings                                       926          2,627           1,196             923             963
Minority interest                                          283            506             205             201             201
Stockholder's equity                                     2,042          1,950           3,083           3,398           3,913

PER SHARE DATA (2)
Common shares, year-end                                  2,028          2,013           1,989           1,984           1,943
Weighted avg shares, year-end                            2,027          1,994           1,991           1,922           1,866
Cash dividends                                               0              0               0               0               0
Net income (loss) from
  continuing operations                                ($0.45)        ($0.36)         ($0.40)         ($0.72)         ($0.40)
Net income (loss)                                      ($0.45)        ($0.46)         ($0.10)         ($0.58)         ($0.29)
Book value of common shares                              $0.65          $0.97           $1.55           $1.81           $2.01

SELECTED RATIOS
Net yield on earning assets                              3.33%          3.14%           2.86%           2.69%           2.17%
Return on average assets                               (2.06%)        (1.92%)         (0.35%)         (1.76%)         (1.08%)
Return on average equity                              (53.56%)       (36.38%)         (6.22%)        (29.23%)        (13.85%)
Average equity to avg. assets                            3.84%          5.28%           5.79%           5.76%           7.77%

     (1) Excludes results from discontinued operations.
     (2) Retroactively restated to reflect a 3 for 2 stock split in 1998.

ITEM 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The purpose of the following discussion and analysis is to assist the reader in understanding and evaluating the changes in financial position and results of operations over the past several years. Investors should refer to the consolidated financial statements, the related notes thereto, and statistical information presented elsewhere in this report when reading this section of the report.

         The cautionary statements described below are for the purpose of qualifying for the "safe harbor" provisions of Section 21E of the Securities Exchange Act of 1934.

                                  RISK FACTORS

         Our business involves a high degree of risk. You should carefully consider the risks and uncertainties described below and the other information in this report before deciding whether to invest in shares of our common stock. If any of the following risks actually occur, our business, financial condition and results of operations could be materially adversely affected. This could cause the trading price of our common stock to decline, and investors may lose all or part of your investment.

         Described below, are the material risks of investing in University Bancorp's common stock. Investors should carefully consider these prior to purchasing any shares.

THE BANK MAY NEVER ACHIEVE PROFITABILITY

         University Bank's operations were relocated to Ann Arbor, Michigan in 1996. University Bank has not been profitable in the past 5 years. Stockholders are subject to the risks inherent in starting a new business. Profitability will depend primarily upon the Bank's operations and might never become profitable. Management of the Bank believes that as the size of portfolio loans and retail deposits at the Bank increases that the Bank should become profitable, but there is no assurance that expenses will not rise at a faster rate than expected as the Bank grows. There is no assurance that the Bank will grow to a size that will enable it to become profitable.

THE BANK MUST EXPAND TO REACH PROFITABILITY, BUT THIS MAY NOT HAPPEN

         If University Bank's operations do not expand, it will not reach profitability. The Bank's strategy includes growing the loan portfolio and retail deposits, adding internet banking customers, selling more financial services such as insurance and investment products, and expanding our the operations of Midwest Loan Services. The Company's inability to implement these goals could result in further losses at the Bank. The Company's ability to achieve and manage our growth and expansion, manage internal controls, and to attract and retain capable management and operations personnel will determine the success of our growth strategy.

OWNERSHIP OF THE COMPANY MAY BE DILUTED IF THE BANK REQUIRES ADDITIONAL CAPITAL

         There can be no assurance that the Bank will not need additional capital in the near future to support the Bank's growth to counter operating losses. Funds necessary to meet the Bank's working capital needs and to finance this expansion might not be available. If we sell additional equity securities to finance future expansion, such sale could result in significant dilution to the interests of persons purchasing shares of the Company.

THE BANK MAY NOT BE ABLE TO GROW AS FAST AS COMPETITORS

         University Bank is subject to extensive state and federal governmental supervision and regulation which could negatively impact the Bank's operations. Existing state and federal banking laws subject the Bank to substantial limitations with respect to the size and quality of our loans, purchase of securities, payment of dividends and many other aspects of our banking business. These limitations include a requirement that we maintain a ratio of Tier 1 leverage capital to total assets of at least 7% and maintain an adequate loan loss reserve. We currently do not maintain this ratio at December 31, 2000. Federal economic, monetary and tax policy also affect the Bank's ability to attract deposits, make loans and achieve satisfactory interest spreads. Further, these regulations may place banks in general, and University Bank specifically, at a competitive disadvantage compared to less regulated competitors. Such regulations could consequently have an adverse effect on University Bancorp's ability to provide any return on investments made by its stockholders.

BECAUSE THERE IS NOT CURRENTLY A DIVIDEND BEING PAID, THE STOCK MAY BE MORE VOLATILE

         A stock which pays a dividend has a less volatile share price and attracts a wider base of potential investors. Investors in our common stock must rely upon capital gains for a return on their investment for at least the next two years because University Bancorp has never paid a dividend, and does not anticipate paying dividends for at least the next two years. University Bancorp's future earnings may not be sufficient to permit the legal payment of dividends to its stockholders at any time in the future. Even if University Bancorp may legally declare dividends, the amount and timing of any dividends will be at the discretion of our Board of Directors. University Bancorp's payment of any cash dividends in the future will depend to a large extent on the receipt of dividends from the Bank. The ability of the Bank to pay cash dividends to University Bancorp and by University Bancorp to its stockholders are both subject to certain statutory and regulatory restrictions.

THE BANK'S SIZE LIMITS ITS ABILITY TO COMPETE WITH OTHER FINANCIAL INSTITUTIONS

         University Bank faces strong competition for deposits, loans and other financial services from numerous Michigan and out-of-state banks, thrifts, credit unions and other financial institutions as well as other entities which provide financial services. Some of the financial institutions and financial services organizations with which we compete are not subject to the same degree of regulation as we are. Many of these financial institutions aggressively compete for business in our market area. Most of our competitors have been in business for many years, have established customer bases, are larger, have substantially higher lending limits than we do and offer certain services, including numerous branches and international banking services that we do not provide. There can be no assurance that the Bank will be able to compete effectively with these competitors unless it can continue to grow its operations.

WE MAY NOT CONTINUE TO BE ABLE TO INVEST IN MODERN TECHNOLOGY

         The banking industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Changes in technology are likely to require additional capital investments to remain competitive. Although we have invested in new technology in the past, there can be no assurance that we will have sufficient financial resources or access to the proprietary technology which might be necessary to remain competitive in the future. Many of our competitors have substantially greater resources to invest in technological improvements. The Company might not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to customers.

THE SENIOR MANAGEMENT TEAM COULD LEAVE

         The Company is dependent upon the services of its management team, including President, Stephen Lange Ranzini, and our other senior managers. While the Bank maintains key man life insurance on Mr. Ranzini, losing one or more key members of the management team could adversely affect operations if the Company is unable to maintain or attract new senior managers due to the history of operating losses.

THE BANK COULD EXPERIENCE LOSSES WITHIN THE LOAN PORTFOLIO

         University Bank is in the business of making loans, and there is an inherent risk that loans might not be repaid. If its customers fail to repay their loans, this could materially adversely affect our earnings and overall financial condition, as well as the price of our common stock. University Bank also focuses on loans to individuals and loans to small-to-medium sized businesses that may be riskier than loans to larger companies. The Bank's management attempts to manage credit exposure by monitoring the concentration of loans within specific industries and through specified loan application and approval procedures. However, there can be no guarantee that the Bank's monitoring system and procedures will reduce lending risks sufficiently to avoid material losses. Typically banks have five to ten times as many loans as equity capital. Therefore, poor lending can quickly deplete a bank's capital base.

THE BANK MAY NOT BE ABLE TO ATTRACT LARGE CUSTOMERS

         University Bank's legal lending limit is currently approximately $800,000. The Board of Directors has established an internal lending limit of $500,000. Accordingly, the size of the loans for which the Bank can offer to potential customers is less than the size of loans that many of its competitors are able to offer. These limits affect to some degree the ability to seek relationships with the area's larger businesses. The Bank can expand loan volumes in excess of its lending limit through the sale of participations in these loans to other banks. However, due to its lending limits, the Bank might not be successful in attracting or maintaining customers seeking larger loans. In addition, the Bank may not be able to sell participations on favorable terms to the Bank.

MARKET CONDITIONS MAY ADVERSELY AFFECT THE COMPANY

         The results of operations for financial institutions, including the Bank, may be materially and adversely affected by changes in prevailing economic conditions, including declines in real estate market values, rapid changes in interest rates and the monetary and fiscal policies of the federal government. Profitability is in part a function of the spread between the interest rates earned on investments and loans and the interest rates paid on deposits and other interest-bearing liabilities. In the early 1990s, many banking organizations experienced historically high interest rate spreads. More recently, interest rate spreads have generally narrowed due to changing market conditions and competitive pricing pressure, and there can be no assurance that these factors will not continue to exert negative pressure on the profitability of University Bank or that high interest rate spreads will return. Substantially all of the Bank's loans are to businesses and individuals in southeastern Michigan and any decline in the economy of this area could adversely affect the net income or loss of the Bank. The positive trends or developments discussed in this prospectus might not continue. Negative trends or developments might have a material adverse effect on us.

MINORITY STOCKHOLDERS MAY NOT RECEIVE THE BEST POSSIBLE RETURN ON THEIR
INVESTMENT

         The Ranzini Group (Mr. Joseph L. Ranzini, Mr. Stephen Lange Ranzini, Mrs. Mildred Ranzini, the two Ranzini Family Trusts, and ESOP shares beneficially owned by Stephen Lange Ranzini) own 1,395,863 shares, or 65% of the common stock issued and outstanding shares at December 31, 2000. The Ranzini Group also owns 725 shares, or 100% of the convertible preferred stock issued and outstanding at December 31, 2000. These individuals are able to exert a significant measure of control over University Bancorp's affairs and policies. This control could be used, for example, to help prevent an acquisition of University Bancorp, precluding stockholders from possibly realizing any premium offered for the common stock by a potential acquirer. Individuals, alone or together with others, who seek to acquire more than 10% of our common stock must comply with the Change in Bank Control Act. Anyone who seeks to acquire 5% or more of our common stock must comply with the Bank Holding Company Act. Accordingly, prospective investors should be aware of these requirements and to comply with these requirements.

DECISIONS MADE BY COMPANY MANAGEMENT AND ITS DIRECTORS MAY ADVERSELY IMPACT STOCKHOLDERS' RETURN ON INVESTMENT

         University Bancorp's Articles of Incorporation provide for the indemnification of its officers and directors and protects University Bancorp's officers and directors from liability for certain limited breaches of the duty of care. It is possible that the indemnification obligations imposed under these provisions could reduce University Bancorp's earnings and adversely affect its ability to pay dividends causing an adverse impact on the share price. The Articles of Incorporation of University Bank contains similar provisions.

WE CANNOT GUARANTEE THAT THE COMPANY WILL CONTINUE TO BE LISTED ON THE NASDAQ SMALL-CAP MARKET

         In August 2000, NASDAQ has informed the Company that our stock was to be de-listed from the NASDAQ Small-Cap Market unless stockholders' equity was increased to at least $2,000,000. In November 2000, the Company exchanged debt of $712,827 and cash of $12,173 for cumulative, convertible preferred stock totaling $725,000, to increase stockholder's equity above $2,000,000. The Company is also in the process of conducting a common stock rights offering in 2001, which is anticipated to raise an additional $1,525,000 of Capital to the Company. If the Company does not make profits in future periods, stockholders' equity could again fall below NASDAQ's required level of $2,000,000 despite the new stockholders' equity that is raised under this offering.

         NASDAQ has also informed us that our stock would be de-listed from the NASDAQ Small Cap Market if the market value of shares held by non-insiders of the Company falls below $1,000,000. As of March 26, 2001, 521,279 shares of common stock are held by non-insiders of the Company and a floor bid price of $1.92 per share is needed to meet this requirement. As of March 27, 2001, the current bid price was $2.00 per share of common stock.

         If University Bancorp's stock is de-listed from the NASDAQ Small-Cap Market, the shares will be less marketable in the future and there will be a smaller potential pool of investors for the Company's stock. This would significantly limit the ability of stockholders who decide to sell their shares to do so. If the Company is de-listed, the management of University Bancorp intends to list its common stock on the NASDAQ Bulletin Board.

INVESTORS MAY NOT BE ABLE TO TRADE THE COMPANY'S STOCK UPON DEMAND

         Although the common stock is listed for trading on the NASDAQ Small-Cap Market, the trading market in the Company's common stock on the exchange historically has been less active than the average trading market for companies listed on the exchange. In addition, share price has been volatile. The price of University Bancorp common stock in the past year has ranged from $0.25 to $3.50. A public trading market having the positive characteristics of depth, liquidity and orderliness depends upon the presence in the marketplace of willing buyers and sellers of common stock at any given time, which presence is dependent upon the individual decisions of investors and general economic and market conditions over which management has no control.

         Even with market makers, factors such as the limited number of shares outstanding, the lack of earnings history and the absence of a reasonable expectation of dividends within the near future mean that there might not be an active and liquid market for the common stock. Even if an active market develops, there can be no assurance that a market will continue, or that stockholders will be able to sell their shares at or above the offering price. Purchasers of common stock should carefully consider the potentially illiquid and long-term nature of their investment.

THE YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEARS ENDED DECEMBER 31, 1999 AND 1998

SUMMARY OF RESULTS OF OPERATIONS

         Our net loss from continuing operations was $914,647 in 2000, $723,725 in 1999 and $801,291 in 1998. Earnings (loss) per share from continuing operations for 2000, 1999 and 1998 were $(0.45), $(0.36) and $(0.40), respectively. Including both continuing operations and discontinued operations, our net loss was $914,647 in 2000, $915,480 in 1999 and $198,049 in 1998.

         Including both continuing operations and discontinued operations, the loss in 2000 was similar in amount to the loss in 1999, however, the losses flowed from primarily different causes. Results in 2000 were negatively impacted by a decrease in the contribution to profit by Michigan BIDCO in 2000 from $916,991 to $234,740, goodwill amortization of $139,412 related to an earn-out payment related to the acquisition of Midwest Loan Services, legal expense related to the successful defense of a lawsuit related to the sale of Varsity Mortgage of approximately $60,000, and unusually high external auditor expenses of over $300,000. These negative developments in 2000 overwhelmed the underlying profit improvement at the community banking operation and the increased profits at Midwest Loan Services. As a result of the trend toward improved underlying operating results, University Bank had a profit in four of the last six months of 2000. Results in 1999 were negatively impacted by losses at discontinued operations of $191,755, losses caused by an adverse judgment in a lawsuit totaling $192,000, losses at the community banking operation, and only break-even results at Midwest Loan Services, which were only partially offset by a record contribution from Michigan BIDCO of $916,991.

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

         The following tables present for the average balances, the interest earned or paid, and the weighted average yield for the period indicated.



                                                         At        -----------------------------------------------------
                                                      31-Dec-00                            2000
                                                   ---------------------------------------------------------------------
                                                       Average          Average             Interest         Average
                                                        Yield           Balance             Inc(Exp)          Yield
                                                   ---------------------------------------------------------------------
Interest Earning Assets:
          Commercial Loans                              10.77%            13,524,876           1,339,022          9.90%
          Real Estate Loans (1)                         8.70%             14,769,498           1,288,810          8.73%
          Installment Loans                             10.51%             4,726,444             481,837         10.19%
                                                   ---------------------------------------------------------------------
              Total Loans                               9.82%             33,020,818           3,109,669          9.42%
                                                   ---------------------------------------------------------------------

     Investment Securities (2)                          4.65%              4,172,915             203,862          4.89%
     Federal Funds & Bank Deposits                      3.02%                 59,305               1,914          3.23%
                                                   ---------------------------------------------------------------------

          Total Interest Bearing Assets                 9.22%             37,253,038           3,315,445          8.90%
                                                   ---------------------------------------------------------------------

Interest Bearing Liabilities:
     Deposit Accounts:
         Demand                                         3.16%              2,838,835              80,160          2.82%
         Savings                                        2.10%                325,536               6,542          2.01%
         Time                                           6.85%             16,940,251           1,082,828          6.39%
         Money Market Accts                             4.99%             12,210,290             535,561          4.39%
         Short-term Borrowings                          7.40%              3,589,958             241,782          6.73%
         Long-term Borrowings (3)                       6.37%              1,457,221             127,574          8.75%
                                                   ---------------------------------------------------------------------

         Total Interest Bearing Liabilities             6.10%             37,362,091           2,074,447          5.55%
                                                   ---------------------------------------------------------------------

Net earning assets, net interest
   income, and interest rate spread                     3.12%              (109,053)           1,240,998          3.35%
                                                   =====================================================================

Net yield on interest-earning assets                    3.30%                                                     3.33%
                                                   =================                                       =============


(1) Amounts for 1999 and 1998 were adjusted to eliminate discontinued operations.
(2)   Actual yields; not adjusted to take into account tax-equivalent yields.
(3) The convertible bonds at Michigan BIDCO were converted on May 31,2000, resulting in the deconsolidation of BIDCO related interest earning assets and interest bearing liabilities.

NET INTEREST INCOME



                                               -----------------------------------------
                                                                  1999
                                               -----------------------------------------
                                                    Average        Interest      Average
                                                    Balance        Inc(Exp)       Yield
                                               -----------------------------------------
Interest Earning Assets:
          Commercial Loans                        12,242,253       1,220,318      9.97%
          Real Estate Loans (1)                   18,142,245       1,317,127      7.26%
          Installment Loans                        4,115,908         404,801      9.84%
                                               -----------------------------------------
             Total Loans                          34,500,406       2,942,246      8.53%
                                               -----------------------------------------

     Investment Securities (2)                     3,482,913         197,367      5.67%
     Federal Funds & Bank Deposits                 1,177,852          54,981      4.67%
                                               -----------------------------------------

          Total Interest Bearing Assets           39,161,171       3,194,594      8.16%
                                               -----------------------------------------

Interest Bearing Liabilities:
     Deposit Accounts:
         Demand                                    3,169,317         100,543      3.17%
         Savings                                     225,017           4,799      2.13%
         Time                                     18,992,483       1,071,991      5.64%
         Money Market Accts                       11,747,329         487,866      4.15%
         Short-term Borrowings                     1,751,173         111,245      6.35%
         Long-term Borrowings (3)                  2,550,827         190,117      7.45%
                                               -----------------------------------------

         Total Interest Bearing Liabilities       38,436,146       1,966,561      5.12%
                                               -----------------------------------------

Net Earning Assets, net interest income
   and interest rate spread                          725,025       1,228,033      3.04%
                                               =========================================

Net yield on interest-earning assets                                              3.14%
                                                                              ==========



NET INTEREST INCOME


                                              ----------------------------------------------

                                                                   1998
                                              ----------------------------------------------
                                                  Average           Interest         Average
                                                  Balance           Inc (Exp)         Yield
                                              ----------------------------------------------
Interest Earning Assets:
          Commercial Loans                       10,324,738         1,075,474        10.42%
          Real Estate Loans (1)                  22,419,974         1,726,354         7.70%
          Installment Loans                       4,590,026           464,041        10.11%
                                              ----------------------------------------------
             Total Loans                         37,334,738         3,265,869         8.75%
                                              ----------------------------------------------

     Investment Securities (2)                    1,796,853           153,418         8.54%
     Federal Funds & Bank Deposits                2,255,064           125,024         5.54%
                                              ----------------------------------------------

          Total Interest Bearing Assets          41,386,655         3,544,311         8.56%
                                              ----------------------------------------------
Interest Bearing Liabilities:
     Deposit Accounts:
         Demand                                   2,956,611           118,622         4.01%
         Savings                                    158,350             3,900         2.46%
         Time                                    24,238,176         1,444,236         5.96%
         Money Market Accts                      13,218,519           617,431         4.67%
         Short-term Borrowings                    1,481,112            85,604         5.78%
         Long-term Borrowings (3)                   884,764            88,893        10.05%
                                              ----------------------------------------------
            Total Interest Bearing
              Liabilities                        42,937,532         2,358,686         5.49%
                                              ----------------------------------------------
Net earning assets, net interest income
   and interest rate spread                     (1,550,877)         1,185,625         3.07%
                                              ==============================================

Net yield on interest-earning assets                                                  2.86%
                                                                                  ==========


         The table above does not specify the average level of non-interest bearing demand deposits, which were $2,827,295, $2,306,983 and $2,626,160 for the years ended December 31, 2000, 1999 and 1998, respectively, as computed using month-end balances for these years.

         Including only activity from continuing operations, net interest income increased to $1.24 million in 2000 from $1.23 million in 1999, mainly as a result of an increase in the yield on net interest-earning assets faster than an increase in the rate on interest-bearing liabilities. During the year ended December 31, 2000, the average interest-earning asset base fell by $1.91 million or 4.9% from 1999, while average interest-bearing liabilities decreased by $1.07 million or 2.8%. Due to the rise in short term interest rates, the average cost of interest-bearing deposits increased from 5.12% in 1999 to 5.55% in 2000. As a result of an increase in yield on interest-earning assets in an amount greater than the increase in the rate on interest-bearing liabilities which more than offset the decrease of interest-bearing assets at a rate greater than the decrease in interest-bearing liabilities, the net interest margin increased to 3.33% in 2000 from 3.14% in 1999. Short term interest rates bottomed in mid-year 1999, and by year-end 2000, short term interest rates were 1.75% higher. Long term interest rates hit an interim peak in 1999, but trended lower throughout 2000.

         Including only activity from continuing operations, net interest income increased from $1.19 million in 1998 to $1.23 million in 1999, mainly as a result of an increase in net interest-earning assets and the net yield on interest-earning assets. During the year ended December 31, 1999, the average interest-earning asset base fell by $2.23 million or 5.4% from 1998, while average interest-bearing liabilities decreased by $4.50 million or 10.5%. Net interest earning assets increased by $2.28 million as a result of the BIDCO's sale of various non-interest-earning assets during 1999. Due to the decrease of wholesale deposits in the mix of interest-bearing liabilities, the average cost of interest-bearing deposits decreased from 5.38% in 1998 to 4.88% in 1999. As a result of the decrease of interest-bearing liabilities at a rate greater than the decrease in interest-earning assets which more than offset a decrease in yield on interest-earning assets in an amount greater than the decline in the rate on interest-bearing liabilities, the net interest margin increased to 3.14% in 1999 from 2.86% in 1998. Short term interest rates in both 1998 and 1999 were mostly stable until mid-year 1999, and since then short term interest rates have risen sharply. Long term interest rates hit 30-year lows in October 1998 and trended sharply higher throughout 1999.

         At December 31, 2000, the net yield on the Bank's interest-earning assets was 3.30% down from the average net spread during the year of 3.33%, principally as a result of higher rates on wholesale time deposits. Since year-end, the Bank's net interest margin has expanded, as short term interest rates have decreased by a total of 1.50%. Fee income from our mortgage servicing operations, income from our portfolio of mortgage servicing rights and the income or loss from the Bank's investment in its subsidiaries are not included in these calculations.

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

RATE VOLUME TABLE


                                              ------------------------------------------------
                                                                2000 - 1999
                                              ------------------------------------------------
                                                   Change             Change
                                                   ------             ------
                                                   Due To             Due To          Total
                                                   ------             ------          -----
                                                   Volume              Rate           Change
                                                   ------              ----           ------
Interest Income:
   Commercial Loans                               $  127,038         $ (8,334)      $ 118,704
   Real Estate Mortgage Loans                       (268,564)          240,247       (28,317)
   Installment/Consumer Loans                          61,807           15,229         77,036
   Investment Securities                               35,922         (29,427)          6,495
   Federal Funds & Bank Deposits                     (40,052)         (13,015)       (53,067)
                                              ------------------------------------------------
      Total Interest Income                          (83,849)          204,700        120,851
                                              ------------------------------------------------

Interest Bearing Liabilities:
   Demand Deposits                                    (9,923)         (10,460)       (20,383)
   Savings Deposits                                     2,034            (291)          1,743
   Time Deposits                                    (122,728)          133,565         10,837
   Money Market Accounts                               19,672           28,023         47,695
   Short-term Borrowings                              123,460            7,077        130,537
   Long-tem Borrowings                               (91,622)           29,079       (62,543)
                                              ------------------------------------------------
      Total Interest Expense                         (79,107)          186,993        107,886
                                              ------------------------------------------------

         Net Interest Income                      $   (4,742)        $  17,707      $  12,965
                                              ================================================




                                              ------------------------------------------------
                                                                1999 - 1998
                                              ------------------------------------------------
                                                    Change            Change
                                                    ------            ------
                                                    Due To            Due To          Total
                                                    ------            ------          -----
                                                    Volume             Rate           Change
                                                    ------             ----           ------
Interest Income
   Commercial Loans                                $ 190,976        $ (46,132)      $ 144,844
   Real Estate Mortgage Loans                      (314,902)          (94,325)      (409,227)
   Installment/Consumer Loans                       (46,901)          (12,339)       (59,240)
   Investment Securities                             108,318          (64,369)         43,949
   Federal Funds & Bank Deposits                    (52,630)          (17,413)       (70,043)
                                                ----------------------------------------------
      Total Interest Income                        (115,139)         (234,578)      (349,717)
                                                ----------------------------------------------

Interest Bearing Liabilities:
   Demand Deposits                                     8,077          (26,156)       (18,079)
   Savings Deposits                                    1,475             (576)            899
   Time Deposits                                   (299,312)          (72,933)      (372,245)
   Money Market Accounts                            (64,902)          (64,663)      (129,565)
   Short-term Borrowings                              16,611             9,030         25,641
   Long-term Borrowings                               98,596             2,628        101,224
                                                ----------------------------------------------
      Total Interest Expense                       (239,455)         (152,670)      (392,125)
                                                ----------------------------------------------

      Net Interest Income                         $ 124,316        $ (81,908)       $ 42,408
                                                ==============================================


LOAN PORTFOLIO

         Information regarding the Bank's loan portfolio as of December 31, 2000 and 1999 is set forth under Note 5 to University Bancorp's consolidated financial statements included with this report.

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

         Non-performing loans are defined as loans which have been placed on non-accrual status and loans over 90 days past due as to principal or interest and still in an accrual status. Where serious doubt exists as to the collectibility of a loan, the accrual of interest is discontinued. See Note 6 of the Consolidated Financial Statements for additional information regarding impaired and past due loans.

         Non-performing loans amounted to $692,219 and $758,310 at December 31, 2000 and 1999, respectively. The bulk of the non-performing loans at year-end 2000 are delinquent residential loans.

         The provision for loan losses in 2000 was $111,000, an increase of $18,352 from the 1999 level, which in turn was a decrease of $17,407 from the 1998 level of $110,055. Loans charged off net of recoveries were $80,588, $19,064 and $172,007 in 2000, 1999 and 1998, respectively. The allowance for possible loan losses totaled $562,997, $532,585 and $459,001 at the end of 2000, 1999 and 1998, respectively.

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES ($ amounts in thousands):
Summary of loan loss expense for the Bank for the years ended December 31


                                                  2000           1999            1998
                                                  ----           ----            ----
Balance at beginning of the period               $ 533          $ 459           $ 521

Chargeoffs - Domestic:
  Commercial loans                                 135              0              25
  Real estate mortgages                              9             60             157
  Installment loans                                  1              6              66
                                       ---------------- -------------- ---------------
    Subtotal                                       145             66             248
                                       ---------------- -------------- ---------------

Recoveries - Domestic:
  Commercial loans                                  27             28              10
  Real estate mortgages                             21              0              42
  Installment loans                                 16             19              24
                                       ---------------- -------------- ---------------
    Subtotal                                        64             47              76
                                       ---------------- -------------- ---------------

Net chargeoffs                                      81             19             172
                                       ---------------- -------------- ---------------

Provision for loan losses                          111             93             110
                                       ---------------- -------------- ---------------

Balance at end of period                         $ 563          $ 533           $ 459
                                       ================ ============== ===============
Ratio of net chargeoffs during
  period to average loans
  outstanding during period                      0.24%          0.06%           0.48%
                                       ================ ============== ===============


ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES ($ amounts in thousands)



                                                  Allocated portion
                                                  -----------------
                                                    of allowance                Percentage of loans in each
                                                   --------------               ---------------------------
                                                   at December 31                 category to total loans
                                                   --------------                 -----------------------

                                                2000            1999            2000                  1999
                                                ----            ----            ----                  ----
Loan category:

Domestic:
  Commercial loans                             $ 216           $ 268           38.1%                 39.6%
  Real estate construction                                        10            2.9%                  3.2%
  Real estate mortgages                          178             110           42.9%                 37.8%
  Installment loans                              128              47           16.1%                 19.4%
Unallocated                                       41              98             N/A                   N/A
                                           ----------------------------------------------------------------
                                               $ 563           $ 533          100.0%                100.0%
                                           ================================================================


                                                    At                            At
                                             December 31, 2000            December 31, 1999
                                           -----------------------------------------------------
Total loans (1)                                 36,206,544                    31,112,496
Reserve for loan losses                            562,997                       532,585
Reserve/Loans %                                      1.55%                         1.71%

(1) Excludes loans held for sale.

Assumptions used in the Analysis of the Allowance for Loan Losses
- -----------------------------------------------------------------


                                                         Bank's                           Ratio Used
                                                        Average       Peer Group          By Bank in
                                                         5 Year          Average           Allowance
                                                     Loss Ratio       Loss Ratio         Calculation
                                                     ----------       ----------         -----------
 Commercial loans, performing (1)                        0.61%             0.43%               0.61%
 Commercial loans, classified (2)                          N/A               N/A                 (2)
 Commercial loan commitments to lend                     0.00%               N/A               0.20%
 Real estate mortgage, performing                        0.22%             0.07%               0.30%
 Real estate mortgage, classified (3)                      N/A               N/A                 (3)
 Installment loans to individuals (4)                    0.00%             0.74%               1.00%
 Home Equity loans, performing (5)                       0.00%             0.04%               0.50%
 Credit Cards (6)                                        0.00%             1.83%               2.76%
 Overdrafts (7)                                            N/A               N/A              15.00%

(1) Performing Loans:

The Bank's actual 5-year average losses were 0.61%, and this is the rate used. Per the FDIC Quarterly Banking Profile (FDIC Profile) the loss rate for loans in the central region is .38%. Real estate construction loans are included in commercial loan balances.

(2) Commercial Classified Loans: The allocation for the classified loans was determined by a combination of the risk rating and the collateral value. The loan loss reserve is the greater of the collateral deficiency or the required loan loss reserve for the risk rating. All loans are rated 1 (highest quality) to 8 (lowest quality), with performing loans rated 1 to 4. A Special Mention or Watch List loan (5) requires a minimum of a 5% allocation, a Substandard loan
(6) requires a minimum of a 15% allocation, a Doubtful loan (7) requires a minimum of a 50% allocation and a Loss loan (8) requires a complete charge off of the loan.

(3) Classified Residential Mortgages: A specific analysis is used, based on the Broker Price Opinion value of the home, less a 15% liquidation expense. If the estimated loss is $0, then a 5% (Watch List) allocation ratio is used to account for increased administration costs and risks associated with the foreclosure process.

(4) Installment loans to individuals: The FDIC Profile loss ratio is 1.39%. All Installment loans are rated A-D, with A being highest quality and D being lowest quality. For loans between 32 -120 days delinquent, an allocation can be taken as follows: "A" & "B" Loans - 2.5%, "C" - 5%, "D" - 15%. The Bank typically gives a 15% allocation for all installment loans over 32 days delinquent. However, a specific analysis, based on the FMV of the collateral, less liquidation costs was used for Secured Installment loans greater than 120 days past due. See the UB Classified Loan Report for specific allocations.

(5) Home Equity: Term Loans & Lines of Credit: The rate shown above of 0.50% is for Home Equity Term Loans. The allocation ratio for Home Equity Lines of Credit is .75% since they carry higher risk since they do not amortize during the life of the loan.

(6) Credit Cards: The FDIC Profile loss ratio is 4.13%.

(7) Overdrafts: Overdrafts generally carry an unusually high risk of loss as they are generally unsecured and are rated the same way as non-performing installment loans with an allocation ratio of 15%.

         The Bank's overall loan portfolio is geographically concentrated in Ann Arbor and the future performance of these loans is dependent upon the performance of relatively limited geographical areas. Since the Bank has a limited experience with its loan portfolio in Ann Arbor, the Bank's historical loss ratios may be less than future loss ratios.

         Management believes that the allowance for loan losses is adequate to absorb losses inherent in the loan portfolio, although the ultimate adequacy of the allowance for loan losses is dependent upon future economic factors beyond our control. A downturn in the general nationwide economy will tend to aggravate, for example, the problems of local loan customers currently facing some difficulties. A general nationwide business expansion could result in fewer loan customers being unable to repay their loans.

         Other real estate owned at December 31, 2000 and December 31, 1999 includes a commercial development site in Sault Ste. Marie, Michigan. Based upon an appraisal, management believes the 16-acre site where a former loan office is located has a fair market value more than its carrying value of $266,079 at December 31, 2000. The Bank no longer intends to utilize it for a branch location and accordingly has classified it as other real estate owned. Management is in negotiations to sell the property to a third-party for fair market value, to be determined by a new appraisal. There is no assurance that a sale of the Sault Ste Marie property will be consummated.

NON-INTEREST INCOME AND NON-INTEREST EXPENSE

      Non-interest income. For continuing operations, non-interest income increased to $2,650,329 in 2000, from $2,289,126 in 1999, an increase of 15.8%.
The increase in 2000 was mainly the result of increased revenues from Midwest Loan Services' loan subservicing and set-up fees, which more than offset a decline in income from merchant banking (BIDCO) income, because the BIDCO's results were deconsolidated after May 1, 2000.

      For continuing operations, non-interest income increased from $2,129,494 in 1998 to $2,289,126 in 1999, an increase of 7.5%. The increase in 1999 was mainly the result of increased revenues from merchant banking (BIDCO) income, which was included because the BIDCO's results were consolidated for the first time and more than offset a decline in mortgage banking income. Other non-interest income in 1998 also included gains from the sale of excess property.

      Mortgage banking. Mortgage banking, servicing and origination fees increased from $1,151,923 in 1999 to $2,183,209 in 2000. The increase in mortgage banking fee income was the result of an increase in the number of loans subserviced at Midwest Loan Services. Mortgage banking, servicing and origination fees decreased to $1,151,923 in 1999 from $1,493,095 in 1998. The decrease in mortgage banking fee income was the result of a decrease in loan purchase and origination volumes during 1999 and a decrease in the size of the servicing rights portfolio held for investment.

      During 2000, Midwest Loan Services increased its mortgage subservicing contracts by 280% (from $0.5 billion to $1.9 billion) as a result of new business relationships with two of the top five mortgage banking firms on Wall Street. Management of Midwest has been told by these firms to expect as much as an additional $18 billion in mortgage subservicing by year-end 2001 as these firms shift additional existing business to Midwest from other subservicing firms. There is of course, no assurance that this business will materialize or in the amount or timeframe currently contemplated. There is also no assurance that the additional activity will be done on a profitable basis, especially considering the fact that a formal agreement is still being negotiated and is not yet finalized with either firm.

      The servicing rights portfolio totaled $55,443,000 of FHLMC and FNMA mortgages at December 31, 2000, versus $64,366,000 at December 31, 1999. All residential mortgage loan servicing in 2000 and 1999 was done by Midwest Loan Services. The amount decreased as a result of payoff and refinancing of existing rights throughout the year. A special charge of approximately $50,000 was incurred in December 2000 as a result of impairment of the servicing rights portfolio due to the decline in long term interest rates.

         Mortgage interest rates hit 30-year lows in October 1998 and rose steadily from that point throughout 1999. Rates peaked in early 2000, and fell during the rest of the year. Refinancing activity picked up sharply in December 2000, as 30-year mortgage rates hit 7%.

         Based on recent comparable sales and indications of market value from industry brokers, management believes that the current market value of the Bank's portfolio of mortgage servicing rights equals cost. Market interest rate conditions can quickly affect the value of mortgage servicing rights in a positive or negative fashion, as long term interest rates rise and fall.

Servicing Rights Held by University Bank ($ amounts in 000's)

                                                                December 31,            December 31,
                                                                             2000                    1999
                                                                -----------------       -----------------
Book value of servicing                                                     $ 582                   $ 704
Total loans serviced                                                      $55,443                 $64,366
Ratio of book value of servicing to
  loans serviced                                                            1.05%                   1.09%

Estimated market value of servicing:
  Management estimate (1)                                                       -                   $ 755
  Discounted cash flow (2)                                                      -                   $ 869
  Outside appraisal                                                         $ 582                       -
Estimated excess of market over book value (3)                                 $0                $51-$165

(1) In addition to checking the market value of servicing rights with similar characteristics to our portfolio, we also analyze the portfolio using the following assumptions: The market value of servicing is based upon market transactions at December 31, 1999 of 5.3x (5.3 times the servicing fee) for 30-year servicing, 4.4x for 15-year servicing, 3.6x for Balloon servicing and 3.0x for ARM servicing. Excess servicing is discounted from these amounts at a multiple of one times the servicing fee.

(2) Uses net present value analysis of future cash flows, discounted back at rates ranging from 10 to 12% in 1999.

(3) Based on outside appraisal in 2000. Range based upon the two methods used in (1) and (2), above, in 1999.

         Additional information regarding the Bank's mortgage banking activities for the past three years is set forth in Note 4 to our consolidated financial statements.

         Michigan BIDCO. BIDCO invests in businesses in Michigan with the objective of capital gains while fostering job growth and economic development. As of December 31, 2000, the BIDCO had made twenty-nine investments since its inception in 1993, amounting to a total of $16,569,800 at original cost, before repayments or participations sold. At December 31, 2000, Michigan BIDCO had total assets of $3,429,226 versus $3,228,441 at December 31, 1999.

         The financial results of Michigan BIDCO were accounted for under the equity method of accounting until March 1999. In April 1999, $1,850,000 of Michigan BIDCO bonds were repurchased by the BIDCO, and University Bank converted its $27,000 of bonds into common stock, thereby increasing the Bank's equity ownership to 80.1%. Effective April 1999, Michigan BIDCO's financial results became consolidated into the results of University Bancorp. The remaining Michigan BIDCO bonds were converted into common stock on May 31, 2000, and thus diluted University Bank's equity ownership down to 28.8%. As a result, the BIDCO is no longer consolidated in the financial statements of University Bancorp and the investment is now accounted for under the equity method of accounting. We realized pre-tax income from the investment in the BIDCO of $114,081, $543,174 in 1999 and $128,219 in 1998.

         Securities. Proceeds from sales of marketable equity securities included in proceeds from sales of investment securities were $98,625, $74,550 and $142,088 for the years ended December 31, 2000, 1999 and 1998, respectively. Gross gains of approximately $20,625, $1,879 and $97,993 were realized on 2000, 1999 and 1998 sales, respectively. Gross losses of $17,981 were realized on 1999 sales and no gross losses were realized on 2000 and 1998 sales.

         Proceeds from sales of available for sale debt securities were $1,123,594, $530,763 and $0 for the years ended December 31, 2000, 1999 and
1998, respectively, excluding sales associated with the Bank's mortgage banking operation. There was a gross loss of $2,839 on 2000 sales, a gross gain of $625 on 1999 sales, and no gain or loss on 1998 sales.

         At December 31, 2000 gross unrealized losses in our available-for-sale securities were $335,000 and gross unrealized gains were $0. At December 31, 1999, gross unrealized losses in the available-for-sale securities were $585,000 and gross unrealized gains were $0. At December 31, 1998 gross unrealized losses in our available-for-sale securities were $191,000 and gross unrealized gains were $8,000.

         Non-interest expense. Including only activity from continuing operations, our non-interest expense increased to $4,694,974 in 2000 from $4,115,712 in 1999, a 14.1% increase. During the year non-interest expenses at the retail bank division increased by $321,522 from $2,323,325 to $2,644,847 primarily as a result of higher legal and audit expenses. Increases in most other areas were the result of growth at Midwest Loan Services. Data processing expenses were higher primarily because of a variety of internet initiatives, including internet banking and development projects at Midwest Loan Services. University Bancorp's total non-interest expense decreased $56,408 despite $139,412 in goodwill amortization expense related to an earn-out payment from the Midwest Loan Services acquisition. The increase in goodwill amortization was more than offset by decreases in ESOP and legal costs. The remaining acquisition goodwill of $139,412 will be amortized at the rate of $27,882 per year over the next five years. The 1999 expenses were higher than 1998 because they included $160,502 in legal and audit expense related to the Midwest Loan Services acquisition lawsuit, which was only partially offset by declines in other categories including salaries and benefits, occupancy and other expense.

         Including only activity from continuing operations, our non-interest expense decreased from $4,204,947 in 1998 to $4,115,712 in 1999, a 2.1%
decrease. During the year non-interest expenses at the retail bank division were decreased as a result of continued efforts at cost control. Legal expenses remained high as a result of an adverse judgment in a lawsuit which resulted in about $192,000 in total costs. Data processing expenses were higher primarily because of a variety of Year 2000 expenses which were incurred and expensed and various internet initiatives, including internet banking and development projects at Midwest Loan Services. University Bancorp's total non-interest expense increased $113,443 because of an adverse legal judgment against University Bancorp, which caused the category of legal and audit expense to increase $160,502, including a substantial portion of the $192,000 legal expense mentioned previously, which was only partially offset by declines in other categories including salaries and benefits, occupancy and other expense.

         Internet Banking. Management has begun a project to offer transactional internet banking for all bank products. The internet banking product is now in beta test. It is anticipated that Midwest Loan Services will be a major user of this product, and that a portion of Midwest's escrow accounts, currently totaling over $50 million, will be transferred to the Bank, as a result.

LIQUIDITY AND CAPITAL RESOURCES

         Our total assets at December 31, 2000 amounted to $47.67 million compared to $40.82 million at December 31, 1999. Loans receivable, net of reserves, increased by $5.06 million to $35.64 million from $30.58 million. Cash and cash equivalents including Federal Funds sold on an overnight basis at the end of 2000 increased by $1.00 million from the prior year, while securities decreased by $0.68 million. At year-end 2000, the Bank had an unused line of credit from the Federal Home Loan Bank of Indianapolis of $1,906,046, and an unused line of credit from the Federal Reserve Bank of Chicago of $2,100,000.

         University Bank, as an FDIC-insured bank, is subject to certain regulations which require the maintenance of minimum liquidity levels of cash and eligible investments. The Bank has historically exceeded this minimum as a result of its investments in federal funds sold, U.S. government and U.S. agency securities and cash. In addition, University Bancorp had $16,093 in cash and equity securities at the end of 2000 to meet cash needs, primarily operating expenses and interest and principal reductions on the University Bancorp's note payable. The balance of the loan was $562,000 and $694,000 at year-end 2000 and 1999. The note was refinanced in late 1997, into a seven-year fully amortizing loan. In an effort to maintain the Bank's Tier 1 capital to assets ratio above 7% and to increase capital through retained earnings, management does not expect that the Bank will pay dividends to us in 2000. Management intends that the cash and securities on hand, together with cash from the sale of common stock, preferred stock and the exercise of stock options to be sufficient to cover the required principal reductions during 2000 on University Bancorp's loan.

         During 2000, University Bancorp raised working capital by issuing equity conversion notes, which bear interest at prime rate although all payment of interest is deferred until conversion into common stock or redemption. Notes are redeemable only through the proceeds of a future sale of common stock or preferred stock. The various equity conversion notes that were issued were converted into preferred stock in November 2000. The equity conversion notes were sold to our President, Chairman and members of their family. They have committed to provide at least $300,000 in additional financing during early 2000 through the purchase of additional equity conversion notes or convertible preferred stock to increase the Bank's capital to match the Bank's asset growth and any operating losses.

         The Company's total stockholders' equity at December 31, 2000 was approximately $2.04 million (or 4.3% of total assets) compared to $1.95 million (or 4.8% of total assets) at December 31, 1999. The Bank's regulatory capital at December 31, 2000 was $3.56 million or 7.42% of the Bank's total regulatory assets and the risk-adjusted capital ratio of 9.7% exceeded the minimum regulatory risk-based capital requirement of 8% of the risk-adjusted assets for the Bank. The following table provides detailed information about the Bank's risk-adjusted assets and actual capital percentages:

           RISK ADJUSTED ASSETS & CAPITAL RATIOS ($ amounts in 000's)


                                                                          Balance       Risk Weighted
0% RISK CATEGORY                                                           Sheet           Assets
                                                                         -----------------------------
 Currency & Coin                                                              420             -
 US Treasury Strip                                                            464             -
 Federal Reserve Balance                                                       25             -
                                                                         -----------------------------
 TOTAL                                                                        909             -

20% RISK CATEGORY
 Interest-bearing balances and Fed Funds Sold                                  96            19
 U.S. Gov't sponsored Agency Sec                                            1,481           296
 Cash Items                                                                   355            71
 FHLB Stock                                                                   848           170
 Balances due from depository Inst                                          1,650           330
                                                                         -----------------------------
 TOTAL                                                                      4,430           886

50% RISK CATEGORY
 Qualifying 1st liens on 1-4 family                                        13,848         6,924
                                                                         -----------------------------
 TOTAL                                                                     13,848         6,924

100% RISK CATEGORY
 All other Assets                                                          29,046        29,046

On Balance Sheet Items Excluded from Calculation:
 Portion of Mortgage Servicing Rights                                          58
 Unrealized Loss on Securities available for sale                            (335)
                                                                         -----------------------------
          TOTAL ASSETS                                                     47,956        36,856
                                                                         =============================

 TIER 1 CAPITAL                                                           Balance
 --------------                                                           -------
 Common Stock                                                                 200
 Surplus                                                                    4,433
 Undivided Profits & Capital Reserves                                      (1,762)
 Minority Interest                                                            283
 Other identifiable Intangible Assets                                         (58)
    TOTAL TIER 1 CAPITAL                                                    3,096

 TIER 2 CAPITAL
 --------------
 Allowance for loans & Lease losses                                           563
 Excess LLR (limited to 1.25% gross risk-weighted assets)                    (102)
    TOTAL TIER 2 CAPITAL                                                      461
    TOTAL TIER 1 & TIER 2 CAPITAL                                           3,557

       TIER 1/TOTAL ASSETS                                                   6.46%
       TIER 1 & 2/TOTAL ASSETS                                               7.42%
       TIER 1/TOTAL RISK-WEIGHTED ASSETS                                     8.40%
       TIER 1 & 2/TOTAL RISK-WEIGHTED ASSETS                                 9.65%

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

         Rising long term and short term interest rates tend to increase the value of Midwest Loan Services' investment in mortgage servicing rights and improve Midwest Loan Services' current return on these rights by lowering required amortization rates on the rights. Rising interest rates tend to decrease new mortgage origination activity, negatively impacting current income from the Bank's retail mortgage banking operations. Rising interest rates also slow Midwest Loan Services' rate of growth, but increases the duration of its existing subservicing contracts.

         The Bank utilizes a software risk model to determine its overall exposure to changes in interest rates. At December 31, 2000, the model predicts that the Bank's average 12 month GAP as a % of Earning Assets was -28.69%. The model predicts that in a 400 basis point shift upward that the Bank has $154,000 of annual net interest margin at risk, and $137,000 possible increase in annual net interest margin in a 400 basis point shift down environment.

         However, the software model does not account entirely for the convexity of the Bank's long term zero coupon Treasury securities, the optionality of the Bank's Principal Only securities or our servicing rights which act as Interest Only securities. The Bank's securities portfolio is designed to offset a portion of the market value risk associated with the servicing rights. During 2000, the market value of the servicing rights versus book decreased by $51,000 to $165,000 while the market value of the Bank's zero coupon and PO securities increased by $250,000 based on year-end fair market values.

         We also perform a static gap analysis which has limited value as a simulation because of competitive and other influences that are both within and beyond our control and does not take into account the historical variability of deposit balances based on interest rate shifts. The table on the following page details our interest sensitivity gap between interest-earning assets and interest bearing liabilities at December 31, 2000. Certain items in the table are based upon various assumptions that may not necessarily reflect future experience, and therefore, certain assets and liabilities may in fact mature or re-price differently from what is illustrated. The one-year static gap position at December 31, 2000 was estimated at ($24,318,000) or -53.65%:


                 ASSET/LIABILITY POSITION ANALYSIS ($ IN 000'S)
                            MATURING OR REPRICING IN

                                           3 Mos      91 Days to      1 - 3       3 - 5     Over 5           ALL
ASSETS                                   or Less          1 Year      Years       Years      Years        OTHERS      TOTAL
- ------                                   -------          ------      -----       -----      -----        ------      -----
    Fed Funds                                $ 9               -          -           -          -             -        $9

    Loans - Net                            4,779           4,672     11,343       4,684     10,331             -    35,809

    Non-Accrual Loans                                          -          -           -          -            72        72

    Securities                                 -               -          -           -      2,793             -     2,793

    Other Assets                               -               -          -           -          -         5,066     5,066

    Cash and Due from Banks                    -               -          -           -          -         1,581     1,581
                                    --------------------------------------------------------------------------------------

      TOTAL ASSETS                         4,788           4,672     11,343       4,684     13,124         6,719    45,330
                                    --------------------------------------------------------------------------------------

LIABILITIES
- -----------
    CD's under $100,000                     $732           2,725        987           4        667             -    $5,115

    CD's over $100,000                    10,605           5,600        214           -        108             -    16,527

    MMDA                                   5,011           5,011          -           -          -             -    10,022

    NOW                                        -               -      3,088           -          -             -     3,088

    Demand and Escrow                          -               -                      -          -         3,073     3,073

    Savings                                    -               -        377           -          -             -       377

    Other Borrowings                       4,094                                      -          -             -     4,094

    Other Liabilities                          -                                      -          -           464       464

    Equity                                     -               -          -           -          -         2,570     2,570
                                    --------------------------------------------------------------------------------------

      TOTAL LIABILITIES                   20,442          13,336      4,666           4        775         6,107    45,330
                                    --------------------------------------------------------------------------------------
 GAP                                   $(15,654)        $(8,664)     $6,677      $4,680    $12,349          $612         -
                                    ======================================================================================
 CUMULATIVE GAP                        $(15,654)       $(24,318)  $(17,641)   $(12,961)     $(612)             -
                                    ============================================================================
 GAP PERCENTAGE                          -34.53%         -53.65%    -38.92%     -28.59%     -1.35%         0.00%
                                    ============================================================================

The following repricing information is provided for the Bank's investment portfolio, using book values, as of December 31, 2000:

Investment Portfolio Maturities ($ amounts in thousands) and Yield by Type:

                                                                Maturity or Repricing Interval:
                                                       --------------------------------------------
                                                      Less Than          1 Year to       5 Years to        More Than
                                                       One Year            5 Years         10 Years         10 Years
                                                       --------            -------         --------         --------
U.S. Treasuries and
Government Agencies:
  Amount                                                     $0                 $0               $0           $2,280
  Yield                                                      0%                 0%               0%            4.41%

          Additional information regarding the Bank's investments is set forth under Note 5 to the consolidated financial statements.

       The following information illustrates maturities and sensitivities of the Bank's loan portfolio to changes in interest rates as of December 31, 2000:

Loan Portfolio Maturities by Type ($ amounts in thousands):

                                                           Maturity Interval:
                                                           ------------------
                                                     Less Than         1 Year to          More Than
                                                      One Year           5 Years            5 Years             Total
                                                      --------           -------            -------             -----
Commercial                                              $5,051            $4,962             $4,828           $14,841
Real Estate Mortgage (1)                                $3,300          $ 10,035             $2,190           $15,525
Installment/Consumer                                    $1,795             $ 984             $3,061            $5,840
                                                      --------          --------           --------          --------
      Total                                           $ 10,146          $ 15,981           $ 10,079          $ 36,206
                                                      ========          ========           ========          ========

                                                      Maturity            Maturity
                                                     Less Than          More Than
                                                      One Year           One Year             Total
                                                      --------           --------             -----
Total Variable Rate Loans                               $7,156           $ 13,966           $ 21,122
Total Fixed Rate Loans                                  $2,990           $ 12,094           $ 15,084
                                                      --------           --------           --------
      Total Loans (1)                                 $ 10,146           $ 26,060           $ 36,206
                                                      ========           ========           ========

(1) Excludes loans held for sale of $268 and the allowance for loan losses.

INCOME TAXES

         Income tax expense (benefit) in 2000 was $0, versus $32,524 in 1999 and $(198,592) in 1998. The effective tax (benefit) rate was 0% in 2000, (3.7%) in 1999, and (50.1)% in 1998. No tax benefit was realized in 2000 or, 1999, due to loss carryforwards as a result of the net losses from operations.

         In 1996, the Bank, through a subsidiary, purchased a $1,000,000 interest in a partnership investment in Michigan Capital Fund for Housing Limited Partnership I, a Michigan limited partnership, which invested in federal low income housing tax credits. The initial investment consisted of a $50,000 equity purchase and the execution by the subsidiary of a $950,000 promissory note held by this Partnership. Additional capital contributions are made over time to reduce the balance of the note. The purchase of the tax credits increased our deferred federal income tax assets in 2000, 1999 and 1998 and is expected to decrease the amount of federal income taxes we would otherwise pay annually through 2005.

         At December 31, 2000, the Company had available federal income tax loss carryforwards that could be utilized to shelter approximately $2,885,000 in future taxable income. Realization of income tax benefits not recorded in the financial statements is dependent upon generating sufficient future taxable revenue. See footnote 14 to the financial statements


LEGAL PROCEEDINGS

         Results in the fourth quarter of 2000 were negatively impacted by legal expense to defend and settle a lawsuit related to the Bank's sale, in November 1999, of its shares in Varsity Mortgage, LLC to Paramount Bank of Farmington Hills, Michigan. Subsequent to the sale, Varsity experienced management problems and a further drop in its business resulting in substantial operating losses. On May 19, 2000, Paramount Bank filed a complaint (Case No. 00-023299-CK) in Oakland County Circuit Court against University Bank and two of its former officers. On December 14, 2000, the parties settled the suit. Total expense to defend and settle the lawsuit were approximately $60,000, most of which was incurred in the fourth quarter of 2000.


RECENT EVENTS

         On January 24, 2001, the Board of Directors of University Bank elected Rebecca David, Chief Executive Office and a Director of the Bank. Ms. David, an experienced bank executive, was previously President of Franklin Bank, N.A. of Southfield, Michigan. Stephen Lange Ranzini continues to serve as President and Chairman of University Bank.

                            UNIVERSITY BANCORP, INC.


                              --------------------


                        CONSOLIDATED FINANCIAL STATEMENTS


                              --------------------


                          DECEMBER 31, 2000, 1999, 1998

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors and Stockholders
University Bancorp, Inc.

We have audited the accompanying consolidated statement of financial condition of University Bancorp, Inc. and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Midwest Loan Services, Inc., an 80 percent owned subsidiary, which statements reflect total assets and revenues constituting 5 percent and 33 percent, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Midwest Loan Services, Inc., is based solely on the report of the other auditors. The consolidated financial statements as of and for the years ended December 31, 1999 and 1998, were audited by other auditors whose report dated March 17, 2000, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the 2000 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of University Bancorp, Inc. and subsidiaries as of December 31, 2000, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Grant Thornton LLP
- ----------------------
Southfield, Michigan
March 16, 2001

                            UNIVERSITY BANCORP, INC.
                           Consolidated Balance Sheets
                           December 31, 2000 and 1999


                                                                                          December 31,                 December 31,
ASSETS                                                                                       2000                          1999
                                                                                          ------------                 ------------
Cash and due from banks                                                                   $  2,537,313                 $  1,542,567
Short term investments                                                                           9,307                        8,753
                                                                                          ------------                 ------------
     Total cash and cash equivalents                                                         2,546,620                    1,551,320

Securities available for sale, at market                                                     1,944,629                    2,626,415
Federal Home Loan Bank Stock                                                                   848,400                      848,400
Other equity investments                                                                             0                      892,965

Loans held for sale, at the lower of cost or market                                            267,570                      305,049

Loans                                                                                       36,206,544                   31,112,496
Allowance for loan losses                                                                     (562,997)                    (532,585)
                                                                                          ------------                 ------------
     Loans, net                                                                             35,643,547                   30,579,911

Premises and equipment, net                                                                  1,375,757                    1,405,210
Investment in Michigan BIDCO Inc.                                                            1,277,384                            0
Investment in Michigan Capital Fund LPI                                                        556,904                      656,904
Mortgage servicing rights, net                                                                 582,210                      704,164
Real estate owned, net                                                                         340,881                      683,784
Accounts receivable                                                                          1,639,962                      159,584
Accrued interest receivable                                                                    307,600                      234,252
Prepaid expenses                                                                               168,195                       84,036
Goodwill, net                                                                                  139,412                            0
Other assets                                                                                    31,582                       90,544
                                                                                          ------------                 ------------

      TOTAL ASSETS                                                                        $ 47,670,653                 $ 40,822,538
                                                                                          ============                 ============

                                   -Continued-

                            UNIVERSITY BANCORP, INC.
                     Consolidated Balance Sheets (continued)
                           December 31, 2000 and 1999


                                                                                             December 31,               December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                                            2000                       1999
                                                                                            ------------               -------------
Liabilities:
Deposits:
  Demand - non interest bearing                                                             $  3,062,013               $  2,126,157
  Demand - interest bearing                                                                   13,106,221                 13,840,469
  Savings                                                                                        368,928                    294,487
  Time                                                                                        21,641,561                 15,789,866
                                                                                            ------------               ------------
     Total Deposits                                                                           38,178,723                 32,050,979

Short term borrowings                                                                          4,093,954                  3,113,860
Long term borrowings                                                                             926,130                  2,627,116
Accounts payable                                                                               1,474,963                    230,802
Accrued interest payable                                                                         426,470                    240,106
Other liabilities                                                                                245,381                    103,500
                                                                                            ------------               ------------
     Total Liabilities                                                                        45,345,621                 38,366,363

Minority Interest                                                                                282,750                    505,795

Stockholders' equity:
  Preferred stock, $0.001 par value; $1,000
   liquidation value; Authorized - 500,000 shares;
   Issued 725 shares in 2000 and 0 shares in 1999                                                725,000                          0
  Common stock, $0.01 par value;
   Authorized - 5,000,000 shares;
    Issued - 2,142,985 shares in 2000 and
         2,127,985 shares in 1999                                                                 21,430                     21,280
  Additional paid-in-capital                                                                   3,817,608                  3,786,508
  Accumulated deficit                                                                         (1,846,627)                  (931,980)
  Treasury stock - 115,184 shares in 2000
    and 1999                                                                                    (340,530)                  (340,530)
  Accumulated other comprehensive loss,
    unrealized losses on securities available for sale, net                                     (334,599)                  (584,898)
                                                                                            ------------               ------------

     Total Stockholders' Equity                                                                2,042,282                  1,950,380
                                                                                            ------------               ------------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                                                                 $ 47,670,653               $ 40,822,538
                                                                                            ============               ============

The accompanying notes are an integral part of the consolidated financial statements.

                            UNIVERSITY BANCORP, INC.
                      Consolidated Statements of Operations
              For the Years Ended December 31, 2000, 1999 and 1998

                                                                            2000                    1999                     1998
                                                                        -----------             -----------              -----------
Interest income:
  Interest and fees on loans                                            $ 3,109,669             $ 2,942,246              $ 3,265,869
  Interest on securities:
   U.S. Government and agencies                                             129,786                 129,495                   85,482
   Other securities                                                          74,076                  67,872                   67,936
   Other interest income                                                      1,914                  54,981                  125,024
                                                                        -----------             -----------              -----------
     Total interest income                                                3,315,445               3,194,594                3,544,311
                                                                        -----------             -----------              -----------

Interest expense:
  Interest on deposits:
   Demand deposits                                                          615,721                 588,409                  736,053
   Savings deposits                                                           6,542                   4,799                    3,900
   Time certificates of deposit                                           1,082,828               1,071,991                1,444,236
  Short term borrowings                                                     241,782                 111,245                   85,604
  Long term borrowings                                                      127,574                 190,117                   88,893
                                                                        -----------             -----------              -----------
     Total interest expense                                               2,074,447               1,966,561                2,358,686
                                                                        -----------             -----------              -----------

     Net interest income                                                  1,240,998               1,228,033                1,185,625

Provision for loan losses                                                   111,000                  92,648                  110,055
                                                                        -----------             -----------              -----------

     Net interest income after
       provision for loan losses                                          1,129,998               1,135,385                1,075,570
                                                                        -----------             -----------              -----------

Other income:
  Loan servicing and subservicing fees                                    1,073,673                 557,285                1,046,246
  Initial loan set-up and other fees                                      1,069,778                 528,525                  349,157
  Gain on sale of mortgage loans                                             39,758                  66,113                   97,692
  Merchant banking/ BIDCO income                                            234,740                 916,991                  128,219
  Insurance & investment fee income                                          71,529                  90,185                   74,040
  Deposit service charges and fees                                           61,538                  62,716                   43,082
  Net security gains (losses)                                                17,786                 (15,477)                  97,993
  Other                                                                      81,527                  82,788                  293,065
                                                                        -----------             -----------              -----------
     Total other income                                                   2,650,329               2,289,126                2,129,494
                                                                        ===========             ===========              ===========



                                   -Continued-

                            UNIVERSITY BANCORP, INC.
                Consolidated Statements of Operations (continued)
              For the Years Ended December 31, 2000, 1999 and 1998

                                                                            2000                    1999                   1998
                                                                        -----------             -----------             -----------
Other expenses:
  Salaries and benefits                                                 $ 1,928,060             $ 1,760,670             $ 1,556,224
  Occupancy, net                                                            320,089                 249,855                 354,082
  Data processing and equipment                                             336,016                 306,531                 163,728
  Legal and audit expense                                                   408,430                 423,633                 364,969
  Consulting fees                                                           206,313                 119,456                 110,191
  Mortgage banking expense                                                  150,403                 156,467                  93,403
  Servicing rights amortization                                             171,129                 214,259                 530,466
  Goodwill amortization                                                     139,412                       0                       0
  Advertising                                                               103,177                 145,824                  93,845
  Memberships and training                                                   98,237                  81,121                  68,666
  Travel and entertainment                                                   59,565                 112,398                  65,292
  Supplies and postage                                                      195,449                 133,171                 222,035
  Insurance                                                                 104,335                  48,793                  37,493
  Other operating expenses                                                  474,359                 363,534                 544,553
                                                                        -----------             -----------             -----------
     Total other expenses                                                 4,694,974               4,115,712               4,204,947
                                                                        -----------             -----------             -----------
Loss from continuing operations
   before income taxes                                                     (914,647)               (691,201)               (999,883)
                                                                        -----------             -----------             -----------

Income tax expense (benefit)                                                      0                  32,524                (198,592)
                                                                        -----------             -----------             -----------

Net loss from continuing operations                                        (914,647)               (723,725)               (801,291)

Discontinued operations (Note 2)                                                  0                (191,755)                603,242
                                                                        -----------             -----------             -----------

     Net loss                                                           $  (914,647)            $  (915,480)            $  (198,049)
                                                                        ===========             ===========             ===========

     Preferred stock dividends                                                3,933                       0                       0
                                                                        -----------             -----------             -----------

     Net loss available to common shareholders                          $  (918,580)            $  (915,480)            $  (198,049)
                                                                        ===========             ===========             ===========
Basic and diluted loss from continuing
   operations per common share                                          $     (0.45)            $     (0.36)            $     (0.40)
                                                                        ===========             ===========             ===========

Basic and diluted loss per common share                                 $     (0.45)            $     (0.46)            $     (0.10)
                                                                        ===========             ===========             ===========

Weighted average shares outstanding                                       2,026,735               1,993,607               1,990,509
                                                                        ===========             ===========             ===========


                                   -Continued-

                            UNIVERSITY BANCORP, INC.
             Consolidated Statements of Comprehensive Income (Loss)
              For the Years Ended December 31, 2000, 1999 and 1998

                                                                             2000                    1999                  1998
                                                                          ----------             ------------           ----------
Net loss                                                                  $(914,647)             $  (915,480)           $(198,049)
Other comprehensive income (loss):
          Unrealized gains/(losses) on securities
            available for sale                                              268,085                 (417,452)            (103,518)
          Less:  reclassification adjustment
            for accumulated losses/(gains)
            included in net loss                                            (17,786)                  15,477              (97,993)
                                                                          ----------             --------------------------------
         Other comprehensive income/(loss),
                before tax effect                                           250,299                 (401,975)            (201,511)
         Income tax expense (benefit)                                             0                   62,216              (68,536)
         Other comprehensive income (loss),
                net of tax                                                  250,299                 (464,191)            (132,975)
                                                                          ----------             --------------------------------
Comprehensive loss                                                         (664,348)              (1,379,671)            (331,024)
                                                                          ==========             ================================


The accompanying notes are an integral part of the consolidated financial statements.

                            UNIVERSITY BANCORP, INC.
                 Consolidated Statements of Stockholders' Equity
              For the years ended December 31, 2000, 1999, and 1998

                                                  Preferred Stock $.001      Common Stock $.01          Treasury Stock
                                                       Par Value                Par Value
                                                 -------------------------------------------------------------------------
                                                   Number of    Par      Number of         Par       Number of
                                                    Shares     Value      Shares          Value       Shares         Cost
                                                 --------------------------------------------------------------------------------
Balance January 1, 1998                                                  1,391,907        13,919      (68,977)      (302,446)

3 for 2 stock split                                                        695,972         6,960      (34,489)

Issuance of shares at weighted average
price of $3.25 per share                                                    16,444           164            -              -

Purchase of shares at price of $3.25 per
share                                                                            -             -      (11,718)       (38,084)

Unrealized losses on securities available for
sale, net of tax                                                                 -             -            -              -

Net loss                                                                         -             -            -              -
                                                 -------------------------------------------------------------------------------
Balance December 31, 1998                                                2,104,323        21,043     (115,184)      (340,530)

Issuance of shares weighted average price
of $2.125 per share                                                         23,662           237            -              -

Capital increase due to retirement of
BIDCO stock                                                                      -             -            -              -

Capital increase due to conversion of
BIDCO bonds to BIDCO stock                                                       -             -            -              -

Unrealized losses on securities available for
sale, net of tax                                                                 -             -            -              -

Net loss                                                                         -             -            -              -
                                                 -------------------------------------------------------------------------------
Balance December 31, 1999                                                2,127,985     $  21,280     (115,184)   $  (340,530)

Issuance of common stock at weighted
average price of $2.08 per share                                            15,000           150            -              -

Issuance of preferred stock at price of
$1,000 per share                                    725      725,000

Unrealized gain on securities available for
sale, net of tax                                      -            -             -             -            -              -

Net loss                                              -            -             -             -            -              -
                                                 -------------------------------------------------------------------------------
Balance December 31, 2000                           725    $ 725,000     2,142,985     $  21,430   $ (115,184)   $  (340,530)
                                                 ===============================================================================


                                                                                       Accumulated
                                                         Additional                        Other           Total
                                                          Paid In          Retained    Comprehensive   Stockholders'
                                                          Capital          Earnings        Income          Equity
                                                       ------------------------------------------------------------

Balance January 1, 1998                                    3,493,154         181,549         12,268        3,398,444

3 for 2 stock split                                          (6,960)

Issuance of shares at weighted average
price of $3.25 per share                                     53,280                -              -           53,444

Purchase of shares at price of $3.25 per
share                                                             -                -              -          (38,084)

Unrealized losses on securities available for
sale, net of tax                                                  -                -       (132,975)        (132,975)

Net loss                                                          -         (198,049)             -         (198,049)
                                                       -------------------------------------------------------------
Balance December 31, 1998                                 3,539,474          (16,500)      (120,707)       3,082,780

Issuance of shares weighted average price
of $2.125 per share                                          50,045                -              -           50,282

Capital increase due to retirement of
BIDCO stock                                                 170,872                -              -          170,872

Capital increase due to conversion of
BIDCO bonds to BIDCO stock                                   26,117                -              -           26,117

Unrealized losses on securities available for
sale, net of tax                                                  -                -       (464,191)        (464,191)

Net loss                                                          -         (915,480)             -         (915,480)
                                                       -------------------------------------------------------------
Balance December 31, 1999                              $  3,786,508    $    (931,980)   $  (584,898)   $   1,950,380

Issuance of common stock at weighted
average price of $2.08 per share                             31,100                -              -           31,250

Issuance of preferred stock at price of
$1,000 per share                                                                                             725,000

Unrealized gain on securities available for
sale, net of tax                                                  -                -        250,299          250,299

Net loss                                                          -         (914,647)             -         (914,647)
                                                       -------------------------------------------------------------
Balance December 31, 2000                              $  3,817,608    $  (1,846,627)   $  (334,599)    $  2,042,282
                                                       =============================================================


The accompanying notes are an integral part of the consolidated financial statements.

                            UNIVERSITY BANCORP, INC.
                      Consolidated Statements of Cash Flows
              For the years ended December 30, 2000, 1999 and 1998

                                                                              2000              1999              1998
                                                                        ------------      ------------      ------------
Cash flow provided by (used in) operating activities:

Net loss                                                                $   (914,647)     $   (915,480)     $   (198,049)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
    Depreciation                                                             252,726           357,647           321,005
    Amortization                                                             410,541           214,259           530,466
    Provision for loan loss                                                  111,000            92,648           118,433
    Gain on loan sales and securitization                                    (39,758)          (66,113)          (97,692)
    Accretion on securities                                                  (98,341)          (91,151)          (23,718)
    Net (gain)/loss on sale of securities                                    (17,786)           15,477           (97,993)
    Net change in:
      Investment in Michigan BIDCO, Inc.                                           0           725,733            16,936
      Real estate owned                                                      330,590            23,946          (274,727)
      Other assets                                                        (1,977,779)          429,933           483,373
      Other liabilities                                                    2,073,567        (5,647,769)        2,282,686
                                                                        ------------      ------------      ------------
       Net cash provided by (used in) operating activities                   130,113        (4,860,870)        3,060,720
                                                                        ------------      ------------      ------------

    Cash flow provided by (used in) investing activities:
      Purchase of investment securities                                      (78,000)         (980,412)       (2,175,534)
      Proceeds from sales of investment securities                         1,222,219           605,313           142,088
      Proceeds from maturities/paydowns of investment securities               3,993           332,116           139,775
      Net change in Michigan BIDCO equity investments                        197,302                 0                 0
      Loans granted, net of repayments                                    (5,615,966)        4,144,272        10,795,393
      Premises and equipment expenditures, net                              (273,997)         (255,485)          (95,042)
                                                                        ------------      ------------      ------------
       Net cash (used in) provided by investing activities                (4,544,449)        3,845,804         8,806,680
                                                                        ------------      ------------      ------------

    Cash flow provided by (used in) financing activities:
      Change in deposits                                                   4,381,278       (11,168,662)       (2,047,530)
      Change in short term borrowings                                        980,094         2,836,860        (2,467,188)
      Issuance of long term borrowings                                       231,000         1,563,019            53,987
      Principal payments on long term borrowings                            (938,986)         (132,000)         (552,973)
      Issuance of preferred stock                                            725,000                 0                 0
      Issuance of common stock                                                31,250            50,282            53,444
      Purchase of treasury stock                                                   0                 0           (38,084)
      Conversion of BIDCO bonds and buyout of minority interests                   0           170,872                 0
                                                                        ------------      ------------      ------------
       Net cash provided by (used in) financing activities                 5,409,636        (6,679,629)       (4,998,344)
                                                                        ------------      ------------      ------------

          Net change in cash and cash equivalents                            995,300        (7,694,695)        6,869,056
   Cash and cash equivalents:
     Beginning of year                                                     1,551,320         9,246,015         2,376,959
                                                                        ------------      ------------      ------------
     End of year                                                        $  2,546,620      $  1,551,320      $  9,246,015
                                                                        ============      ============      ============

    Supplemental disclosure of cash flow information:
      Cash paid for interest                                            $  1,888,083      $  2,141,515      $  2,151,058

    Supplemental disclosure of non-cash transactions:
      BIDCO conversion of bonds to common stock                                           $     26,117

    De-consolidation of Michigan BIDCO, Inc.:
      Cash (deposits at University Bank)                                $ (1,746,466)
      Equity investments of Michigan BIDCO, Inc.                            (595,663)
      Loans                                                                 (518,567)
      Premises & equipment                                                   (50,724)
      Real estate owned                                                      (12,313)
      Other assets                                                           (70,857)
      Long-term borrowings                                                   993,000
      Other Liabilities                                                      724,206
      Investment in Michigan BIDCO,Inc                                     1,277,384

The accompanying notes are an integral part of the consolidated financial statements.

                            UNIVERSITY BANCORP, INC.
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998

1.      Summary of significant accounting policies

        Principles of Consolidation and Nature of Operations
        The consolidated financial statements of University Bancorp, Inc. (the Company) include the operations of its wholly-owned subsidiary, University Bank (the Bank), the Bank's wholly-owned subsidiary, University Insurance & Investment Services, Inc. (Agency) and an 80% owned subsidiary, Midwest Loan Services, Inc. (Midwest). In 1999, the consolidated financial statements also include an 80% owned subsidiary, Michigan BIDCO (BIDCO). Due to the reduction in the Company's ownership percentage, this entity is accounted for using the equity method at December 31, 2000. The accounts are maintained on an accrual basis in accordance with generally accepted accounting principles and predominant practices within the banking and mortgage banking industries. All significant intercompany balances and transactions have been eliminated in preparing the consolidated financial statements.

        The Company is a bank holding company. University Bank, which is located in Michigan, is a full service community bank, which offers all customary banking services, including the acceptance of checking, savings and time deposits. The Bank also makes commercial, real estate, personal, home improvement, automotive and other installment, credit card and consumer loans, and provides fee based services such as annuity and mutual fund sales, stock brokerage and money management, life insurance, property casualty insurance and foreign currency exchange. The Bank's customer base is primarily located in the Ann Arbor, Michigan area. The Bank established its main office in Ann Arbor in February 1996, by relocating from the eastern Upper Peninsula of Michigan.

        University Bank's loan portfolio is concentrated in Ann Arbor and Washtenaw County, Michigan. While the loan portfolio is diversified, the customers' ability to honor their debts is partially dependent on the local economy. The Ann Arbor area is primarily dependent on the education, healthcare, services, and manufacturing (automotive and other) industries. Most real estate loans are secured by residential or commercial real estate and business assets secure most business loans. Generally, installment loans are secured by various items of personal property.

        University Insurance and Investments Services (Agency) is engaged in the sale of insurance products including life, health, property and casualty, and investment products including annuities, mutual funds, stock brokerage and money management. The Agency is located in the Bank's Ann Arbor main office. The Agency also has a limited partnership investment in low-income housing tax credits through Michigan Capital Fund for Housing Limited Partnership I with the assisted financing from the General Partner, Michigan Capital Fund for Housing.

        Midwest Loan Services (Midwest) is engaged in the business of servicing and subservicing residential mortgage loans. Midwest began operations in 1992 and was acquired by University Bank in December, 1995. Midwest is based in Houghton, Michigan, and is a specialist in servicing loans for itself and other financial institutions, including the Bank (See Note
        4).

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

                            UNIVERSITY BANCORP, INC.
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998


1.      Summary of significant accounting policies (continued)

        Securities

        Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income or loss. Realized gains are based on specific identification of amortized cost. Securities are written down to fair value when a decline in fair value is not temporary. Interest income includes amortization of purchase premium or discount. Other securities such as Federal Home Loan Bank stock are carried at cost.

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

        Mortgage banking activities

        Mortgage banking activities includes retail and servicing operations. Mortgage loans held for sale as part of the Bank's mortgage banking activities are valued at the lower of cost or market as determined by bid prices for loans in the secondary market. Certain loans are securitized into mortgage backed trading securities. Upon securitization, the loans are transferred at market value to trading securities, and a gain or loss on securitization of loans is recorded.

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

        Premises and equipment

        Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed primarily on the straight-line method for bank premises and the accelerated methods for equipment and land improvements over their estimated useful lives. The Company uses the following useful lives as of December 31, 2000:

                  Buildings and building improvements               39 years
                  Land and leasehold improvements                   15 years
                  Furniture, fixtures, and equipment               3-7 years
                  Software                                           3 years

        Other real estate owned

        Real estate properties acquired in collection of a loan are recorded at fair value upon acquisition. Any reduction to fair value from the carrying value of the related loan is accounted for as a loan loss. After acquisition, a valuation allowance reduces the reported amount to the lower of the initial amount or fair value less costs to sell. Expenses, gains and losses on disposition, and changes in the valuation allowance are reported in other expenses.

                            UNIVERSITY BANCORP, INC.
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998



1.      Summary of significant accounting policies (continued)

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

        Retirement plan

        The Bank has a 401-k Plan that allows an employee to contribute up to 15% of salary pre-tax, to the allowable limit prescribed by the Internal Revenue Service. Management has discretion to make matching contributions to the Plan. However, the Bank made no matching contributions for the years ended December 31, 2000, 1999 and 1998.

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

        Dividend restriction

        Banking regulations require the maintenance of certain capital levels and may limit the amount of dividends that may be paid by the bank to the holding company or by the holding company to shareholders. In addition, the Bank cannot pay a dividend until it has net retained earnings. The accumulated deficit of the Bank was $1,804,709 and $1,162,012 at December 31, 2000 and 1999, respectively.

        Earnings (loss) per share

        Basic earnings (loss) per share is net income (loss) of the Company (after the dividend requirement for preferred stock) divided by the weighted average common shares outstanding for the year. Diluted earnings per share includes the issuance of any additional dilutive potential common shares. Earnings (loss) per share and share amounts have been adjusted for stock dividends and splits.

        Comprehensive Income (Loss):

        Comprehensive income (loss) includes both the net loss and the change in unrealized gains and losses on securities available for sale.

        Segment Reporting

        The Company's segments are determined by the products and services offered, primarily distinguished between banking and mortgage banking operations. Loans, investments, and deposits provide the revenues in the banking operation, and servicing fees, underwriting fees and loan sales provide the revenues in mortgage banking. All operations are domestic.

                            UNIVERSITY BANCORP, INC.
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998


1.      Summary of significant accounting policies (continued)

        Reclassification

        Certain items in the 1999 and 1998 consolidated financial statements and notes have been reclassified to conform to the 2000 presentation.


2.      Discontinued Operations

        In 1999, University Bank sold its investment in two mortgage banking subsidiaries, Varsity Mortgage, LLC and Varsity Funding Services, LLC, which were based in Farmington Hills, Michigan. These subsidiaries specialized in the wholesale mortgage banking business, which involved the purchase from correspondents, and the sale to the secondary market, of conforming and nonconforming residential loans, respectively. The Company sold Varsity Funding's operating subsidiary, MortgageQuest in a transaction that resulted in no gain or loss to the Company and effectively dissolved Varsity Funding. In November 1999, the Company sold Varsity Mortgage in a transaction that resulted in no gain or loss to the Company. Accordingly, the statement of operations reflects these disposals as discontinued operations for the years ended December 31, 1999 and 1998. The following schedule discloses the detail of income/loss from discontinued operations:

                                                                                1999               1998
                                                                                ----               ----
      Interest and fees on loans                                         $   527,136          $ 545,628
      Interest expense                                                       318,383             79,330
      Provision for loan losses                                                    0              8,378
      Mortgage banking income                                              1,722,568          4,328,993
      Other income                                                            42,433             45,878
      Salaries and benefits                                                1,153,677          2,960,876
      Occupancy                                                              158,758            204,776
      Data processing                                                         69,913            120,272
      Supplies and postage                                                    65,709             51,299
      Mortgage banking expense                                               558,833            657,154
      Travel and entertainment                                                22,537             68,269
      Consultant fees                                                         10,450             74,531
      Other operating expenses                                               125,632             92,372
                                                                         -----------          ---------
      Pretax income (loss) from discontinued operations                  $ (191,755)          $ 603,242
                                                                         ===========          =========


3.      Michigan BIDCO, Inc.

        BIDCO was incorporated for the purpose of providing financing to small businesses located in Michigan for the purpose of creating business and industrial development in the State of Michigan. BIDCO is licensed under the Michigan BIDCO Act, and is regulated by the Michigan Financial Institutions Bureau, Bank and Trust Division. The Chairman and President of the Company serve as officers and directors of BIDCO.

        Upon formation, Michigan BIDCO received $2 million from the State of Michigan (Michigan Strategic Fund or MSF). As BIDCO monitors each loan and investment, it determines the increase or retention in number of jobs and annual sales volume of each investee company. This increase or retention is then used to determine the credits earned and applied against interest and principal due to the MSF. The financial statements of BIDCO are stated using the prescribed accounting practices of investment companies. Prior to March 31, 1999, the Company's investment in BIDCO was accounted for under the equity method of accounting. Subsequent to that date, the Company increased its ownership of BIDCO and it became a consolidated subsidiary of the Company. The Company owned 80.1% of BIDCO at December 31, 1999 (of which 75.3% was held by the Bank and 4.8% by the Company).

                            UNIVERSITY BANCORP, INC.
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998



3.      Michigan BIDCO, Inc. (continued)

        On May 31, 2000, BIDCO converted its outstanding convertible bonds into common stock (a few convertible bonds were also redeemed at that time). With the conversion of these convertible bonds, the Company's consolidated ownership in BIDCO dropped from 80.1% to 28.8%. As a result, the Company's investment in BIDCO is now being accounted for using the equity method of accounting, and the BIDCO has been excluded from the Company's consolidated financial results subsequent to May 31, 2000.

        As of December 31, 2000, BIDCO management had offered to repurchase the 280 shares of BIDCO stock owned by University Bank at year-end for $1.2 million. Directors for the BIDCO and Bank have approved the transaction but are awaiting regulatory approval. Total equity of BIDCO was $2.9 million and $1.5 million at December 31, 2000 and 1999, respectively.


4.      Secondary Market Operations

        Midwest Loan Services provides servicing and subservicing of real estate mortgage loans for University Bank and several other financial institutions. The unpaid principal balance of these loans was approximately $2.2 billion, $352 million and $116 million as of December 31, 2000, 1999 and 1998 respectively. Custodial escrow balances maintained in connection with these respective loans was $38.5 million, $6.5 million, and $1.7 million, at December 31, 2000, 1999 and 1998 respectively. The following summarizes the operations of Midwest for the years ended December 31:

                                                                            2000                1999               1998
                                                                            ----                ----               ----
      Loan servicing and subservicing fees                           $ 1,073,673          $  547,142          $ 495,452
      Loan set-up and other fees                                         597,308             412,728            353,277
      Interest income                                                    415,630              50,796             59,799
      Gain on sale of loans                                               29,249              43,616             50,039
                                                                      ----------          ----------           --------
           Total income                                                2,115,860           1,054,282            958,567

      Salaries and benefits                                              773,569             466,060            340,260
      Amortization expense                                               153,170             153,336            126,635
      Interest expense                                                     7,661              15,084             16,814
      Other operating expenses                                           581,602             418,334            451,118
                                                                      ----------          ----------           --------
           Total expenses                                              1,516,002           1,052,814            934,827
                                                                      ----------          ----------           --------

                Pretax income from Midwest                            $ 599,858           $    1,468           $ 23,740
                                                                      =========-          ==========           ========

        University Bank sells conforming residential mortgage loans to the secondary market. These loans are owned by other institutions and are not included in the Company's consolidated balance sheets. Such mortgage loans have been sold predominately without recourse or with limited recourse. The unpaid principal balance of these loans was $3.6 million, $64.4 million and $95.6 million at December 31, 2000, 1999 and 1998 respectively.

        Following is an analysis of the change the Company's mortgage servicing rights:

                                                                2000            1999           1998
                                                                ----            ----           ----
      Balance, January 1                                   $ 704,164       $ 948,208    $ 1,430,190
      Additions - originated                                  49,175         129,905         48,484
      Bulk sale of servicing rights                                         (159,690)
      Amortization expense                                  (171,129)       (214,259)      (530,466)
                                                           ---------       ---------    -----------
      Balance, December 31                                 $ 582,210       $ 704,164    $   948,208
                                                           =========       =========    ===========

        There was no valuation allowance necessary at December 31, 2000, 1999 or 1998.

                            UNIVERSITY BANCORP, INC.
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998


5.      Securities available for sale

        The following is a summary of the amortized cost, gross unrealized gains, gross unrealized losses and fair value of securities available for sale at December 31, 2000 and 1999:

                                                  December 31, 2000
                                                  -----------------

                                       Amortized          Gross Unrealized                 Fair
                                       Cost              Gains       Losses               Value
        ---------------------------------------------------------------------------------------
        U.S. agency mortgage-backed    $1,774,000          -       $(293,000)        $1,481,000
        U.S. Treasury                     506,000          -         (42,000)           464,000
        ---------------------------------------------------------------------------------------
        Total                          $2,280,000         $0       $(335,000)        $1,945,000
                                       ==========         ==       ==========        ==========

                                                  December 31, 1999
                                                  -----------------

                                       Amortized          Gross Unrealized                 Fair
                                       Cost              Gains       Losses               Value
        ---------------------------------------------------------------------------------------
        U.S. agency mortgage-backed    $1,738,000          -       $(368,000)        $1,370,000
        U.S. agency note                  490,000          -         (29,000)           461,000
        U.S. Treasury                     480,000          -        (138,000)           342,000
        Municipal obligations             503,000          -         (50,000)           453,000
        ---------------------------------------------------------------------------------------
        Total                          $3,211,000         $0       $(585,000)        $2,626,000
                                       ==========         ==       ==========        ==========


        Investment securities with an amortized cost of approximately $2.3 million at December 31, 2000 and $2.7 million at December 31, 1999 were pledged to secure certain borrowings.

      Sales of available for sale securities:                      2000                1999                  1998
                                                                   ----                ----                  ----
               Proceeds                                      $1,222,219           $ 605,313             $ 142,088
               Realized gains                                    24,126               2,504                97,993
               Realized losses                                    6,340              17,981                     0

        The scheduled maturity date of the securities available for sale at December 31, 2000 is:

                                                 Amortized              Fair
                                                      Cost             Value
                     2001                      $         0       $         0
                     2002-2005                           0                 0
                     2006-2010                           0                 0
                     After 2010                  2,280,000         1,945,000
                                               -----------       -----------
                                               $ 2,280,000       $ 1,945,000
                                               ===========       ===========

6.      Loans

        Major classifications of loans are as follows as of December 31:

                                                                   2000                  1999
                                                                   ----                  ----
      Commercial                                           $ 13,686,729          $ 12,212,629
      Real estate - mortgage                                 15,525,725            11,766,587
      Real estate - construction                              1,061,950             1,006,710
      Installment                                             5,839,640             6,022,718
      Credit cards                                               92,500               103,852
                                                           ------------          ------------
         Gross Loans                                         36,206,544            31,112,496
      Allowance for loan losses                               (562,997)             (532,585)
                                                           ------------          ------------
         Net Loans                                         $ 35,643,547          $ 30,579,911
                                                           ============          ============

                            UNIVERSITY BANCORP, INC.
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998


6.      Loans (continued)

        Changes in the allowance for loan losses were as follows:

                                                                               2000                  1999                  1998
                                                                               ----                  ----                  ----
      Balance, beginning of year                                          $ 532,585             $ 459,001            $  520,953
      Provision charged to operations                                       111,000                92,648               110,055
      Recoveries                                                             63,708                47,206                76,283
      Charge-offs                                                         (144,296)              (66,270)              (248,290)
                                                                          ---------             ---------            ----------
      Balance, end of year                                                $ 562,997             $ 532,585            $  459,001
                                                                          =========             =========            ==========


        Past due and non-accrual loans at December 31 are summarized as follows:

                                                                               2000                  1999
                                                                               ----                  ----
      Past due loans:
      --------------
      90 days and more and still accruing:
            Real estate                                                   $ 457,486              $ 93,883
            Installment loans                                                 4,059                     0
            Commercial loans                                                158,299               123,688
                                                                          ---------              --------
                                                                          $ 619,844              $217,571
                                                                          =========              ========
      Non accrual loans:
      -----------------
            Real estate                                                   $  72,375              $144,739
            Installment loans                                                     0                     0
            Commercial loans                                                      0               396,000
                                                                          ---------              --------
                                                                          $  72,375              $540,739
                                                                          =========              ========

        Information regarding impaired loans for the years ended December 31, is as follows:

      Impaired loans:                                                                 2000                1999                1998
      --------------                                                                  ----                ----                ----
      Loans with no allowance allocated                                              $     0            $489,510            $      0
      Loans with allowance allocated                                                 $72,375            $ 51,229            $      0
      Amount of allowance for loan losses allocated                                  $10,774            $  7,684            $      0

      Impaired loans:
      --------------

      Average balance during the year                                                $72,199            $489,551            $ 92,687
      Interest Income recognized thereon                                             $ 5,017            $  2,548               7,079
      Cash-basis interest income recognized                                          $     0            $      0               7,079


        Non-accrual and impaired loans at December 31, 1999 included one loan for $396,000 held by Michigan BIDCO.

        The Bank had loans of $217,291 and $209,727 to related officers and directors at December 31, 2000 and 1999, respectively.


7.      Premises and equipment

        Classifications at December 31 are summarized as follows:

                                                                                                2000                      1999
                                                                                                ----                       ----
Land                                                                                         $   132,931                $   132,931
Buildings and improvements                                                                     1,030,120                    999,788
Furniture, fixtures, equipment and software                                                    1,613,445                  1,501,221
Construction in process                                                                            6,852                     11,513
                                                                                             -----------                -----------
                                                                                               2,783,348                  2,645,452
Less:  accumulated depreciation                                                               (1,407,591)                (1,240,242)
                                                                                             -----------                -----------
      Net premises and equipment                                                             $ 1,375,757                $ 1,405,210
                                                                                             ===========                ===========

                            UNIVERSITY BANCORP, INC.
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998


7.      Premises and equipment (continued)

        Depreciation expense amounted to $213,314, $357,647 and $321,005 for the years ended December 31, 2000, 1999 and 1998, respectively.

        The Bank leases part of its main office in Ann Arbor to the University of Michigan. Under this lease agreement (which expires in September
        2001), the Bank is reimbursed for 40.4% of its occupancy expense. The Bank leases an ATM drive-thru location in Ann Arbor for approximately $25,000 per year. Midwest leases its office space for approximately $6,000 in Houghton, Michigan. Total rental expense for all operating leases was $61,892, $131,654 and $156,633 in 2000, 1999 and 1998. As of
        December 31, 2000, the Company had no minimum rental commitments under non-cancelable operating leases.

        The Bank remains contingently liable in the event that the purchaser of one of its branch locations in Sault Ste. Marie does not meet its future obligations to the lessor. As of December 31, 2000, management believes that the purchaser was in compliance with these lease terms. The annual base rent for such branch is currently $32,000, and the future minimum rent due is $90,000.


8.      Time deposits

        Time deposit liabilities issued in denominations of $100,000 or more were $16,482,819 and $9,381,072 at December 31, 2000 and 1999
        respectively.

        At December 31, 2000, stated maturities of time deposits were:

                    2001                        $19,666,925
                    2002                          1,172,456
                    2003                             30,487
                    2004                              2,182
                    2005                              2,093
              Thereafter                            767,418
                                                -----------
                                                $21,641,561
                                                ===========


        The Bank had issued through brokers $13,021,000 and $6,843,000 of time deposits as of December 31, 2000 and 1999, respectively. These time deposits have maturities ranging from one to 60 months and are included in the table above.

        The Bank had deposits of $1,646,812 and $618,403 from directors, officers and their affiliates as of December 31, 2000 and 1999, respectively.


9.      Stock options

        In 1993, the Board of Directors approved the grant of options to purchase 60,000 shares of common stock to the non-executive directors. The exercise price of options granted was set at $2.08 per share, which was the then current bid price per share as reported by NASDAQ. The options are immediately exercisable and expire July 19, 2003. Under this initial grant, options to purchase 30,000 shares remain outstanding as of December 31, 2000.

        In 1995, the Company adopted a stock option and stock award plan (the 1995 Stock Plan), which provides for the grant of incentive stock options, as defined in Section 422(b) of the Internal Revenue Code of 1986, as amended, as well as the grant of non-qualified stock options and other stock awards. The plan provides for the grant to officers, directors and key employees of the Company, and independent contractors providing services to the Company, of options to purchase and other awards of common stock. The exercise price of options granted under the plan shall be determined by the Board of Directors, or a compensation committee thereof. Options shall expire on the date specified by the Board of Directors or such committee, but not more than 10 years from the date of grant (or five years from the date of grant for incentive stock options if the grantee owned 10% of the Company's voting stock at the date of grant). Unless amended, the 1995 Stock Plan will terminate on November 15, 2005.

                            UNIVERSITY BANCORP, INC.
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998


9.      Stock options (continued)

        The following table summarizes the activity relating to options to purchase the Company's common stock:

                                                               Number of      Weighted Average
                                                                Options        Exercise Price
                                                                                 Per Share
Outstanding at January 1, 1998                                 459,947              3.05

Granted - 1998 ($0.47 Fair Value)                               67,500              3.00
Forfeited - 1998                                              (346,697)             3.16
                                                              --------
Outstanding at December 31, 1998                               180,750              2.83
                                                              --------

Granted - 1999 ($0.92 Fair Value)                               30,315              2.40
Forfeited - 1999                                               (60,000)             3.00
                                                              --------
Outstanding at December 31, 1999                               151,065             $2.67
                                                              --------

Granted - 2000 ($0.65 Fair Value)                               74,594              2.08
Exercised - 2000                                               (15,000)             2.08
Forfeited - 2000                                               (45,750)             3.11
                                                              --------
Outstanding at December 31, 2000                               164,909             $2.30
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

        At December 31, 2000:
        ---------------------
        Number of options immediately exercisable                                               82,909
        Weighted average exercise price of immediately exercisable options                       $2.38
        Range of exercise price of options outstanding                                   $2.00 - $3.00
        Weighted-average remaining life of options outstanding                               3.7 years

        SFAS No. 123 requires pro forma disclosures for companies that do not adopt the fair value accounting method for stock-based employee compensation. Accordingly, the following pro forma information presents net loss and loss per share had the Standard's fair value method been used to measure compensation cost for stock options granted since 1996. Compensation cost recognized for stock options under APB No. 25 was $0 for 2000 and 1999, because options were granted at exercise prices equal to the underlying stock prices at date of grant. At December 31, 2000, the Company had 124,776 shares authorized for future grants.

                                                                     2000               1999            1998
                                                                     ----               ----            ----
             Estimated fair value stock options granted:
                Assumptions used:
                     Risk-free interest rate                         5.37%             5.75%            4.55%
                     Expected option life                          3.6 years         5.3 years        3.3 years
                     Expected stock price volatility                 24.6%             27.7%            36.2%
                     Expected dividends                               $0                 $0              $0

             Pro-forma net loss and loss per share,
                assuming FAS 123 fair value method
                was used for stock options:
                     Net loss                                           (963,250)      $(932,405)       $(210,289)
                     Loss per share                                       $(0.46)         $(0.46)          $(0.11)

                            UNIVERSITY BANCORP, INC.
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998


10.     Employee stock ownership plan (ESOP)

        The employees' allocation of ESOP assets is based on their current compensation, after 1 year of service and upon reaching the age of 21. The annual contribution to the ESOP is at the discretion of the Board of Directors. For the years ended December 31, 1999 and 1998, the Company made contributions to the plan of 23,662, and 16,445 shares of University Bancorp common stock with an approximate fair market value at the time of the contribution of $50,282 and $53,445 respectively. Assets of the plan are comprised entirely of 91,462 shares of the Company's stock at December 31, 2000 and 1999, all of which were fully allocated at December 31, 2000. Upon retirement from the plan, participants can receive distributions of their allocated shares of the Company's stock. The assets of the ESOP are held in trust and were valued at approximately $172,000, and $274,000 at December 31, 2000 and 1999, respectively.


11.     Minority Interest

        The Bank owns an 80% interest in the common stock of Midwest Loan Services, with the remaining 20% owned by the President of Midwest. At December 31, 2000 and 1999, total common stockholders' equity of Midwest was $1,413,752 and $1,016,949 resulting in a $282,750 and $203,390 minority interest reflected on the Company's consolidated balance sheet, respectively. The results of Midwest's operations for 2000 and 1999 are included in the Company's consolidated statement of operations.

        In April 1999, the Company and the Bank made additional investments in the common stock of Michigan BIDCO bringing their combined ownership to 80.1%. At December 31, 1999, total common stockholders' equity of the BIDCO was $1,519,546 resulting in a $302,405 minority interest reflected on the Company's consolidated balance sheet at December 31, 1999. In May 2000, Michigan BIDCO converted its bonds into common stock, thus diluting the Company's ownership to approximately 28%, and consequently eliminating the Company's minority interest as of December 31, 2000.


12.     Commitments and contingencies

        The Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to buy, sell and fund loans, letters of credit and unused lines of credit. The Bank's exposure to credit loss in the event of non-performance is equal to or less than the contractual amount of these instruments. The Bank follows the same credit policy to make such commitments as that followed by loans recorded in the consolidated financial statements. The following is a summary of commitments as of December 31:

                                                                   2000                     1999
                                                                   ----                     ----
      Unused lines of credit                                $ 2,144,000              $ 1,469,000
      Commitments to fund loans                             $ 3,240,000              $ 2,288,000
                                                            -----------              -----------
           Total                                            $ 5,384,000              $ 3,757,000
                                                            ===========              ===========


13.     Related party transactions

        The Company's Chairman and President also serve as officers and directors of Michigan BIDCO. As such, the Chairman and President are actively involved in the BIDCO's operations, including investment activity and estimation of the fair value of its equity investments.

        In connection with the Agency's investment in Michigan Capital Fund LPI, the Bank was not permitted by regulation to guarantee a loan from the Michigan Housing Development Authority. The loan to the Agency is personally guaranteed by the Company's Chairman and common stock of the Company held by a trust for the benefit of the President of the Company was pledged as additional security for the loan.

        In July 2000, the Company's Chairman purchased equity securities from the Company for $58,125, resulting in a gain to the Company of $20,625.

                            UNIVERSITY BANCORP, INC.
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998


13.     Related party transactions (continued)

        In November 2000, the Company issued $725,000 of preferred stock to the Company's Chairman, the Chairman's wife, the President and related family trusts. The 6% cumulative, non-voting, convertible preferred stock issued by the Company was issued to retire equity conversion notes held by the Company's Chairman, the Chairman's wife, the President and related family trusts.


14.     Income taxes

        Federal income taxes consist of the following:

                                                                        2000                  1999                 1998
                                                                        ----                  ----                 ----
      Current expense (benefit)                                        $   0               $     0            $  71,691
      Deferred expense (benefit)                                           0                32,524             (270,283)
                                                                       -----               -------            ---------
      Total year                                                       $   0               $32,524            $(198,592)
                                                                       =====               =======            ==========

        The net deferred tax asset at December 31, 2000 and 1999 is comprised of the following:

                                                                                   2000                       1999
                                                                                   ----                       ----
Allowance for loan losses                                                       164,583                    126,843
Net operating loss carry-forward                                                981,052                    463,707
Tax credit carryforward                                                         670,934                    515,114
Donation carryforward                                                            75,183                     74,469
Other                                                                           177,094                    174,987
                                                                            -----------                -----------
      Deferred tax assets                                                     2,068,846                  1,355,120
                                                                            ===========                ===========
Temporary differences from LLCs                                                (371,259)                  (328,577)
Servicing rights                                                               (197,951)                  (105,918)
Accrual to cash                                                                 (41,066)                   (82,133)
Installment sale                                                                      0                    (70,544)
Other                                                                                 0                    (17,730)
                                                                            -----------                -----------
     Deferred tax liabilities                                                  (610,277)                  (604,902)
                                                                            ===========                ===========

     Net deferred tax asset                                                 $ 1,458,570                $   750,218
     Valuation allowance for deferred tax assets                             (1,458,570)                  (750,218)
                                                                            -----------                -----------
     Net deferred tax asset                                                 $         0                $         0
                                                                            ===========                ===========

        The Company has net operating loss carryforwards of approximately $2,885,000 which expire beginning in 2012; and general business credit carryforwards of approximately $570,000 which expire beginning in 2011. In addition, the Company has an alternative minimum tax (AMT) credit carryforward of approximately $115,000. Under current tax regulations, the AMT credit can be carried forward indefinitely. Management has established an allowance against deferred tax assets that are not considered realizable at December 31, 2000 and 1999.

        Financial statement tax expense amounts differ from the amounts computed by applying the statutory federal tax rate of 34% to pretax income because of operating losses and valuation allowances recorded to reduce deferred tax assets as noted above.


15.     Short Term Borrowings

        The Bank has a line of credit available from the Federal Home Loan Bank (the FHLB) in the amount of $6 million. $4,093,954 was outstanding from the FHLB at December 31, 2000. Borrowings are secured by the pledge of specific mortgage loans held for investment with unpaid principal balances of $8.1 million and available-for-sale securities with a balance of $1.9 million.

                            UNIVERSITY BANCORP, INC.
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998


15.     Short Term Borrowings (continued)

        The Bank has a line of credit available from the Federal Reserve Bank of Chicago (the FRB) in the amount of $2.1 million. There were no amounts outstanding on this line from the FRB at December 31, 2000. Borrowings are secured by the pledge of specific commercial loans held for investment with unpaid principal balances of $3.0 million.


16.     Long Term Borrowings

        The Company has a note payable to North Country Bank & Trust (NCB&T) secured by the stock of the Bank with a balance of $562,000 at December 31, 2000. The note has a maturity date of February 15, 2005. Interest is payable quarterly at the prime rate (9.50%) of NCB&T plus 1.00 percent. Principal payments required are as follows:

                           2001                                     $132,000
                           2002                                     $132,000
                           2003                                     $132,000
                           2004                                     $132,000
                           2005                                     $ 34,000
                                                                    --------
                           Total                                    $562,000
                                                                    ========

        Dividends by the Bank to the holding company in excess of the prior year's annual net income are not permitted without prior permission from NCB&T under the terms of the Company's credit facility.

        University Insurance and Investment Services Inc. has an obligation of $364,130 at December 31, 2000 payable to the Michigan Capital Fund for Housing Nonprofit Housing Corporation in connection with its investment in a low-income housing limited partnership. Payments are due on demand, but are expected to be funded as follows:

                           2001                                     $136,624
                           2002                                     $136,624
                           2003                                     $ 90,882
                                                                    --------
                           Total                                    $364,130
                                                                    ========

        University Bancorp issued equity conversion notes in the amount of $231,000 and $304,000 during 2000 and 1999, respectively. In November 2000, the notes were redeemed from the proceeds of the sale of convertible preferred stock. No conversion notes were issued by the Company as of December 31, 2000.


17.     Earnings (loss) per common share

        Due to the net losses in 2000, 1999 and 1998 the stock options outstanding were considered anti-dilutive and are not included in loss per share calculations. As a result, both basic and diluted earnings per share available to common are equal to net loss divided by weighted average common shares outstanding. The Company's non-voting, cumulative, convertible, preferred stock issued in November 2000 requires a 6% annual dividend.

        In February 1998, the Company declared a 3 for 2 stock split in the form of a stock dividend. Calculated fractional shares were paid in whole share amounts. All weighted average share numbers have been adjusted for this stock split.


18.     Regulatory matters

        The Bank is subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off- balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors, and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.

                            UNIVERSITY BANCORP, INC.
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998

18.     Regulatory matters (continued)

        If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The minimum requirements are:

                                            Total capital to        Tier 1 capital to         Tier 1 capital to
                                        risk-weighted assets     risk-weighted assets         to average assets
                                        --------------------     --------------------         -----------------
        Well capitalized                                 10%                  6%                             5%
        Adequately capitalized                            8%                  4%                             4%
        Undercapitalized                                  6%                  3%                             3%

        Actual capital levels of the Bank and minimum required levels to be considered `well capitalized' at December 31 were:

      2000                                             Minimum Ratio      Actual Ratio   Minimum Amount      Actual Amount
      ----                                             -------------      ------------   --------------      -------------
      Total Capital to Risk-Weighted Assets                   10%             9.6%         $3,685,000         $3,557,000
      Tier 1 Capital to Risk-Weighted Assets                  6%              8.4%         $2,211,000         $3,096,000
      Tier 1 Capital to Average Assets                        5%              6.5%         $2,398,000         $3,096,000

      1999                                             Minimum Ratio      Actual Ratio   Minimum Amount      Actual Amount
      ----                                             -------------      ------------   --------------      -------------
      Total Capital to Risk-Weighted Assets                   10%             13.7%        $3,208,000         $4,400,000
      Tier 1 Capital to Risk-Weighted Assets                  6%              12.4%        $1,925,000         $3,991,000
      Tier 1 Capital to Average Assets                        5%              9.4%         $2,117,000         $3,991,000

        The Bank presently has an agreement with its regulators that no dividends to the Company will be declared without the ratio of Tier 1 capital to average assets at 7% or more and regulatory approval. At December 31, 2000, the Bank did not meet this requirement.


19.     Management's Plan Regarding Continuing Operations

        At December 31, 2000, University Bancorp had an accumulated deficit of $1,846,627 and recurring losses from operations for the past 4 years. Future operations of University Bancorp are intended to continue. Management has reviewed operating results, prepared projections of possible future results, performed other analyses of its operations to reduce operating costs and divested certain of its unprofitable subsidiaries. Management of the Company has developed a plan to improve core earnings by adding low-cost deposits, adjusting fees, growing the loan portfolio of the Bank, and eliminating inefficient or redundant costs at the Bank level. Midwest Loan Services is projected to have higher profits in 2001, however, the Company's continued existence is dependent upon its ability to achieve profitable operations and maintain adequate capital levels.


20.     Fair Value of Financial Instruments

        The following methods and assumptions were used to estimate fair values for financial instruments. The carrying amount is considered to estimate fair value for cash and short-term instruments, demand deposits, short-term borrowings, accrued interest, and variable rate loans or deposits that reprice frequently and fully. Securities fair values are based on quoted market prices or, if no quotes are available, on the rate and term of the security and on information about the issuer. For fixed rate loans or deposits and for variable rate loan or deposits with infrequent repricing or repricing limits, the fair value is estimated by the discounted cash flow analysis using current market rates for the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analyses of underlying collateral values, where applicable. Fair value of loans held for sale is based on market estimates. Fair value of mortgage servicing rights is estimated using discounted cash flows based on current market interest rates net of estimated costs of servicing loans. Fair value of mortgage subservicing rights is based on a multiple of servicing contract revenue. The fair value of debt is based on currently available rates for similar financing. The fair value of off-balance sheet items is based on the fees or cost that would normally be charged to enter into or terminate such agreements. Fair value of unrecognized financial instruments include commitments to extend credit and the fair value of letters of credit are considered immaterial.

                            UNIVERSITY BANCORP, INC.
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998


20.     Fair Value of Financial Instruments (continued)

        The carrying amounts and fair values of the Company's financial instruments were as follows:

                                                                                       December 31, 2000
                                                                                       -----------------
                                                                                   Carrying             Fair
        Financial Assets                                                            Amount              Value
        ----------------                                                           --------             -----
        Cash and short term investments                                          $ 2,546,000       $  2,546,000
        Securities available for sale                                              1,945,000          1,945,000
        Federal Home Loan Bank stock                                                 848,000            848,000
        Loans held for sale                                                          268,000            268,000
        Loans, net                                                                35,644,000         34,946,000
        Mortgage servicing rights                                                    582,000            582,000
        Accrued interest receivable                                                  308,000            308,000

        Financial Liabilities
        ---------------------
        Deposits                                                                  38,179,000         38,157,000
        Short term borrowings                                                      4,094,000          4,094,000
        Long term borrowings                                                         926,000            926,000
        Accrued interest payable                                                     426,000            426,000

                                                                                       December 31, 1999
                                                                                       -----------------
                                                                                   Carrying             Fair
        Financial Assets                                                            Amount              Value
        ----------------                                                           --------             ------
        Cash and short term investments                                          $ 1,551,000       $  1,551,000
        Securities Available for sale                                              2,626,000          2,626,000
        Federal Home Loan Bank stock                                                 848,000            848,000
        Loans held for sale                                                          305,000            305,000
        Loans, net                                                                30,580,000         31,035,000
        Mortgage servicing rights                                                    704,000            755,000
        Accrued interest receivable                                                  234,000            234,000
        Mortgage subservicing rights                                                       0            672,000

        Financial Liabilities
        ---------------------
        Deposits                                                                  32,051,000         32,005,000
        Short term borrowings                                                      3,114,000          3,114,000
        Long term borrowings                                                       2,627,000          2,627,000
        Accrued interest payable                                                     240,000            240,000

21.     Segment Reporting

        The Company's operations include three primary segments: retail banking, mortgage banking, and merchant banking. Through its banking subsidiary's branch in Ann Arbor, the Company provides traditional community banking services such as accepting deposits, making loans, and providing cash management services to individuals and local businesses. Mortgage banking activities includes servicing of residential mortgage loans for others and discontinued operations have been excluded for 1999 and 1999 (See Note 2). Merchant banking is conducted entirely through Michigan BIDCO, which makes loans to growing businesses. As additional consideration for the loans it makes, BIDCO typically receives equity or options in each business. (See Note 3)

        The Company's three reportable segments are strategic business units that are separately managed as they offer different products and services and have different marketing strategies. In addition, both the merchant banking segment and mortgage banking segment service a different customer base from that of the retail banking segment.

                            UNIVERSITY BANCORP, INC.
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998


21.     Segment Reporting (continued)

        The segment financial information provided below has been derived from the internal profitability reporting system used by management to monitor and manage the financial performance of the Company. The accounting policies of the three segments are the same as those described in the summary of significant accounting policies. The Company evaluates segment performance based on profit or loss before income taxes, not including nonrecurring gains and losses. Certain indirect expenses have been allocated based on actual volume measurements and other criteria, as appropriate. The Company accounts for transactions between segments at current market prices. Segment profit is measured before allocation of corporate overhead and income tax expense.

        Information about reportable segments for the year ended December 31, 2000 follows:

                                                      Retail          Mortgage          Merchant
                                                     Banking           Banking           Banking            Totals
                                                     -------           -------           -------            ------
        Interest income                            3,229,954            21,977            63,514         3,315,445
       Other non-interest income                     474,721         1,940,712           234,896         2,650,329
        Interest expense                           2,025,162             7,661            41,624         2,074,447
        Provision for loan losses                    111,000                 0                 0           111,000
        Salaries and benefits                      1,065,556           773,569            88,935         1,928,060
        Occupancy                                    231,873            82,403             5,813           320,089
        Data processing                              276,937            55,438             3,641           336,016
        Legal and audit                              368,267            23,758            16,405           408,430
        Advertising                                   59,903            42,252             1,022           103,177
       Other operating expense                     1,194,563           377,750            26,889         1,599,202
        Income (loss) before tax expense         (1,628,586)           599,858           114,081         (914,647)
        Income tax expense (benefit)               (242,092)           203,054            39,038                 0
        Segment profit (loss)                    (1,386,494)           396,804            75,043         (914,647)
        Segment assets                            45,271,725         2,398,928                 0        47,670,653
        Capital expenditures                         168,214           105,783                 0           273,997
        Depreciation                                 123,826            82,935             6,553           213,314
        Amortization                                  17,959           153,170                 0           171,129

        Information about reportable segments for the year ended December 31, 1999 follows:

                                                      Retail          Mortgage          Merchant
                                                     Banking           Banking           Banking            Totals
                                                     -------           -------           -------            ------
        Interest income                           $2,642,275         $ 570,403         $ 190,669        $3,403,347
       Other non-interest income                     282,600         2,874,491           897,036         4,054,127
        Interest expense                           1,488,019           366,817           111,725         1,966,561
        Provision for loan losses                     90,000             2,648                 -            92,648
        Salaries, wages & benefits                   888,497         1,829,907           192,728         2,911,132
        Occupancy                                    262,116           136,392            10,105           408,613
        Data processing                              285,817            82,877             7,750           376,444
        Legal and audit                              191,663           215,885            16,086           423,633
        Advertising                                  116,101            28,292             2,545           146,938
       Other operating expense                       306,117         1,504,752           203,592         2,014,461
        Income before tax expense                  (703,454)         (722,676)           543,174         (882,956)
        Income tax expense (benefit)               (206,213)             7,706           231,031            32,524
        Segment profit (loss)                      (497,241)         (730,382)           312,143         (915,480)
        Segment assets                            35,997,640         1,596,457         3,228,441        40,822,538
        Capital expenditures                         195,409            39,626             7,681           242,716
        Depreciation                                 202,579           151,427             3,641           357,647
        Amortization                                  60,923           153,336                 0           214,259

                            UNIVERSITY BANCORP, INC.
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998


21.     Segment Reporting (continued)

        Information about reportable segments for the year ended December 31, 1998:

                                                      Retail          Mortgage          Merchant
                                                     Banking           Banking           Banking            Totals
                                                     -------           -------           -------            ------
        Interest income                           $1,990,344        $1,553,967                $0        $3,544,311
       Other non-interest income                     554,058         1,447,217           128,219         2,129,494
        Interest expense                           1,089,537         1,269,149                 0         2,358,686
        Provision for loan losses                     82,500            27,555                 0           110,055
        Salaries and benefits                        885,964           670,260                 0         1,556,224
        Occupancy expense                            207,813           146,269                 0           354,082
        Data processing                               85,869            77,859                 0           163,728
        Legal and audit                              261,428           103,541                 0           364,969
        Advertising                                   60,798            33,047                 0            93,845
        Other operating expense                    1,111,532           560,567                 0         1,672,099
        Income (loss) before tax expense         (1,241,039)           112,937           128,219         (999,883)
        Income tax expense                         (198,592)                 0                 0         (198,592)
        Segment profit                           (1,341,719)           412,937           128,219         (801,291)
        Segment assets                            23,844,259        19,191,299           657,756        43,035,558
        Capital expenditures                          51,437            29,172                 0            80,609
        Depreciation                                 193,139           127,866                 0           321,005
        Amortization                                 163,881           366,585                 0           530,466



22.     Quarterly Financial Data -Unaudited

        The following tables represent summarized data for each of the quarters in 2000 and 1999 (in thousands, except loss per share data).

                                                                             2000
                                              -------------------------------------------------------------------
                                                      QUARTER          QUARTER           QUARTER        QUARTER
                                                        ENDED            ENDED             ENDED          ENDED
                                                     MARCH 31          JUNE 30      SEPTEMBER 30    DECEMBER 31
                                              -------------------------------------------------------------------
Interest income                                         $ 772            $ 819             $ 844          $ 880
Interest expense                                          462              480               533            584
                                              -------------------------------------------------------------------
Net interest income                                       310              339               311            296
Provision for losses                                        1               65                22             23
                                              -------------------------------------------------------------------
Net interest income after
   Provision for losses                                   309              274               289            273
Loan set-up and other fees                                132              173               342            422
Loan servicing and subservicing fees                      156              235               293            390
Gain on sale of loans                                       7               12                18              3
Merchant banking/BIDCO                                    210               25                 0              0
Other non-interest income                                  48               52                92             41
Non-interest expense                                    1,028            1,146             1,031          1,502
                                              -------------------------------------------------------------------
Income tax expense                                          9              (4)               (1)              0
                                              -------------------------------------------------------------------
Earnings (loss) from continuing operations              (175)            (371)                 4          (373)
Preferred stock requirements                                0                0                 0              4
                                              -------------------------------------------------------------------
Net earnings (loss)                                   $ (175)          $ (371)               $ 4        $ (377)
                                              ===================================================================
Basic and diluted loss per share                     $ (0.09)         $ (0.18)            $ 0.00       $ (0.18)
                                              ===================================================================
Weighted average shares outstanding                 2,023,515        2,027,801         2,027,801      2,027,801
                                              ===================================================================

                            UNIVERSITY BANCORP, INC.
                   Notes to Consolidated Financial Statements
                        December 31, 2000, 1999 and 1998


22.     Quarterly Financial Data -Unaudited (continued)

                                                                             1999
                                              -------------------------------------------------------------------
                                                      QUARTER          QUARTER           QUARTER        QUARTER
                                                        ENDED            ENDED             ENDED          ENDED
                                                     MARCH 31          JUNE 30      SEPTEMBER 30    DECEMBER 31
                                              -------------------------------------------------------------------
Interest income                                         $ 746            $ 781             $ 806          $ 862
Interest expense                                          500              475               489            503
                                              -------------------------------------------------------------------
Net interest income                                       246              306               317            359
Provision for losses                                       23               22                25             23
                                              -------------------------------------------------------------------
Net interest income after
   Provision for losses                                   223              284               292            336
Loan set-up and other fees                                 99              140               160            130
Loan servicing and subservicing fees                      116              144               151            146
Gain on sale of loans                                      34               14                 7             11
Merchant banking/BIDCO                                      3              202               175            537
Other non-interest income                                  32               86                94              9
Non-interest expense                                      843            1,014             1,125          1,134
                                              -------------------------------------------------------------------
Income tax expense                                       (11)                0                14             30
                                              -------------------------------------------------------------------
Earnings (loss) from continuing operations              (325)            (144)             (260)              5
Earnings (loss) from discontinued operations              102            (211)              (51)           (31)
                                              -------------------------------------------------------------------
Net loss                                              $ (223)          $ (355)           $ (311)         $ (26)
                                              ===================================================================
Basic and diluted loss per share                     $ (0.11)        $  (0.18)          $ (0.16)       $ (0.01)
                                              ===================================================================
Weighted average shares outstanding                 1,989,139        1,989,139         1,989,139      2,007,457
                                              ===================================================================

                            UNIVERSITY BANCORP, INC.
                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999

23.         Parent Company Only Condensed Financial Information

                                                       CONDENSED BALANCE SHEET
                                                                                              December 31,        December 31,
                                                                                                  2000                1999
                                                                                            -----------------   -----------------
ASSETS
Cash and cash equivalents                                                                   $   15,860                $   15,834
Securities available for sale                                                                      233                       233
Investment in University Bank                                                                2,493,426                 2,885,704
Investment in Michigan BIDCO                                                                    77,157                    73,397
Goodwill, net                                                                                  139,412                        --
Receivable from University Bank                                                                149,572                        --
Other assets                                                                                    58,602                     3,584
                                                                                            ----------                ----------
   Total Assets                                                                             $2,934,262                $2,978,752
                                                                                            ==========                ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable                                                                               $  840,824                $  998,000
Accounts payable                                                                                39,777                     5,293
Accrued interest payable                                                                        11,379                    25,000
Other liabilities                                                                                   --                        79
                                                                                            ----------                ----------
   Total Liabilities                                                                           891,980                 1,028,372
Stockholders' Equity                                                                         2,042,282                 1,950,380
                                                                                            ----------                ----------
   Total Liabilities and Stockholders' Equity                                               $2,934,262                $2,978,752
                                                                                            ==========                ==========

                                                   CONDENSED STATEMENTS OF INCOME

                                                                             2000                 1999                1998
                                                                       ------------------   -----------------   -----------------
INCOME:
   Interest and dividends on investments                                   $   4,072            $  22,133           $  21,190
   Net security gains                                                         20,625              (16,102)             97,993
   Other income                                                                4,047                  355              59,743
                                                                           ---------            ---------           ---------
               Total Income                                                   28,744                6,386             178,926

EXPENSES:
   Interest                                                                   89,883               78,392              88,894
   Amortization of goodwill                                                  139,412                   --                  --
   Salaries and benefits                                                          --               51,826              89,104
   Public listing                                                             33,920               24,126              23,806
   Professional fees                                                          31,765              184,251              23,749
   Other miscellaneous                                                         5,913                7,215              17,316
                                                                           ---------            ---------           ---------
               Total Expense                                                 300,893              345,810             242,869

                            UNIVERSITY BANCORP, INC.
                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999

23.         Parent Company Only Condensed Financial Information (continued)

Loss before federal income taxes
    (benefit) and equity in undistributed
    net loss of subsidiaries                                            (272,149)             (339,424)              (63,943)
Federal income taxes (benefit)                                                --                38,659                    --
                                                                       ---------             ---------             ---------
Loss before equity in
     undistributed net loss of subsidiaries                             (272,149)             (378,083)              (63,943)
Equity in undistributed net loss
     of subsidiaries                                                    (642,498)             (345,642)             (737,348)
                                                                       ---------             ---------             ---------

Net loss from continuing operations                                     (914,647)             (723,725)             (801,291)

Discontinued Operations:
     Income (loss) from Varsity Mortgage and
     Varsity Funding)                                                         --              (191,755)              603,242
                                                                       ---------             ---------             ---------

Net loss                                                               $(914,647)            $(915,480)            $(198,049)
                                                                       =========             =========             =========

                            UNIVERSITY BANCORP, INC.
                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999


23.          Parent Company Only Condensed Financial Information (continued)

                                          CONDENSED STATEMENT OF CASH FLOWS
                                                                                                        For Year Ended
                                                                                          2000              1999             1998
                                                                                       ----------        ----------       ----------
Cash flow provided by (used in) investing activities:
Net Income (Loss)                                                                       $(914,647)       $(915,480)       $(198,049)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
      Amortization of goodwill                                                            139,412
      Loss (gain) on sale of investments                                                  (20,625)          16,102          (97,993)
      Decrease (Increase) in receivable from affiliate                                          0                0          790,572
      Decrease (Increase) in other assets                                                 (55,018)          67,675            7,408
      Increase (Decrease) in other liabilities                                             59,180            1,314         (938,440)
      Decrease (Increase) investment in subsidiaries                                      642,577          364,772          222,771
      Decrease (Increase) investment in Michigan BIDCO                                     (3,760)         (19,955)               0
                                                                                        ---------        ---------        ---------
                Net cash provided by (used in) operating activities                      (152,881)        (485,572)        (213,731)
                                                                                        ---------        ---------        ---------

Cash flow from investing activities:
      Subsidiary dividends received                                                             0                0                0
      Contributions of capital to subsidiary                                                    0                0                0
      Advances to Michigan BIDCO                                                                0                0          157,436
      Purchase of available for sale securities                                           (78,000)               0          (50,000)
      Proceeds from sale of available for sale securities                                  98,625           74,550          179,497
                                                                                        ---------        ---------        ---------
                Net cash provided by (used in) investing activities                        20,625           74,550          286,933
                                                                                        ---------        ---------        ---------

Cash flow from financing activities:
      Principal payment on notes payable                                                 (132,000)        (132,000)         (96,687)
      Issuance of equity conversion bonds                                                 231,000          304,000                0
      Issuance of preferred stock                                                           2,032                0                0
      Issuance of common stock                                                             31,250           50,282           53,595
      Purchase of treasury stock                                                                0                0          (38,084)
      Capital increase from buy-out of minority interest in BIDCO                               0          170,872                0
                                                                                        ---------        ---------        ---------
                Net cash provided by (used in) financing activities                       132,282          393,154          (81,176)
                                                                                        ---------        ---------        ---------

                Net changes in cash and cash equivalents                                       26          (17,868)          (7,974)

          Cash and cash equivalents:
            Beginning of year                                                              15,834           33,702           41,676
                                                                                        ---------        ---------        ---------

            End of year                                                                 $  15,860        $  15,834        $  33,702
                                                                                        =========        =========        =========

         Supplemental disclosure of cash flow information:
          Cash paid during the year for:
            Interest                                                                    $ 103,504        $  69,046        $  88,699

ITEM 8. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements provided pursuant to this item are listed under Item 14(a) below and appear beginning on page 44.

ITEM 9. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

         The Company changed its independent accountants for the audit of the consolidated financial statements for the year ended December 31, 2000. The information required by this item is incorporated by reference herein from the Company's Form 8-K filed on September 12, 2000.

PART III.

ITEM 10. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is incorporated by reference herein from the portions of the Company's Proxy Statement for its 2001 Annual Meeting (the "Proxy Statement") to be under the captions:

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

         The information required by this item is incorporated by reference herein from the portion of the Company's Proxy Statement to be under the caption:

         Certain Relationships and Related Transactions

PART IV.

ITEM 14. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORT ON FORM 8-K

         (a)      Index of Financial Statements:
                  The following statements are filed as part of this Report:

                  Audited consolidated balance sheets as of December 31, 2000 and December 31, 1999, and consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for the years ended December 31, 2000, 1999, and 1998, of the Company.

         (b)      Reports on Form 8-K:

                  Form 8-K filed on September 12, 2000 is incorporated by reference as part of this report.

                  The Company issued a private placement of $725,000 of preferred stock to maintain its net tangible capital above $2 million as required by NASDAQ. Form 8-K filed on November 30, 2000 is incorporated by reference as part of this report.

         (c)      Exhibits:

                  (3) Certificate of Incorporation and By-laws:

                  3.1 Composite Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

                  3.1.1 Certificate of Amendment, dated June 10, 1998, of the Company's Certificate of Incorporation (incorporated by reference to Exhibit 3.1.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

                  3.2 Composite By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989).

                  (10) Material Contracts.

                  10.1 Loan Agreement and Promissory Note dated December 31, 1997 issued to North Country Bank & Trust (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

                  10.2 University Bancorp, Inc. Employee Stock Ownership Plan (the "ESOP"), as amended November 27, 1990 (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990). *

                  10.2.1 Amendment to the ESOP, effective as of December 31, 1991 (incorporated by reference to Exhibit 10.2.A to the Company's Annual Report on Form 10-K for the year ended December 31, 1991). *

                  10.3 University Bank 401(k) Profit Sharing Plan, adopted August 1, 1996, effective as of January 1, 1996 (incorporated by reference to

                  Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996). *

                  10.4 Letter regarding grant of options to outside directors, dated as of July 20, 1993 (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993). *

                  10.5 1995 Stock Plan of the Company (incorporated by reference to Exhibit A to the definitive Proxy Statement of the Company for 1996 Annual Meeting of Stockholders). *

                  10.5.1 Form of Stock Option Agreement related to the 1995 Stock Plan (incorporated by reference to Exhibit 10.7.1 to the Annual Report on Form 10-K for the year ended December 31,
                  1995). *

                  10.6 Letter, dated December 1, 1989, from Federal Reserve Bank of Minneapolis (incorporated by reference to Exhibit 10.9).

                  10.7 Lease Agreement (the "Cascade Lease Agreement") between RG Properties, Inc., as agent for Sault Associates, a Michigan Limited Partnership, and University Bank, dated September 30, 1992 (incorporated by reference to exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992).

                  10.7.1 First Amendment to the Cascade Lease Agreement, dated January 5, 1993 (incorporated by reference exhibit 10.9.1).

                  10.8 Federal Income Tax Allocation Agreement Between Newberry State Bank and Newberry Holding Inc. dated March 21, 1992 (incorporated by reference to Exhibit 10.11).

                  10.8.1 Federal Income Tax Allocation Agreement Between Newberry Holding Inc. and University Bancorp, Inc. dated May 21, 1991 (incorporated by reference to Exhibit 10.11.1).

                  10.9 Purchase and Sale Agreement, dated November 1, 1995, concerning Common Stock of Midwest Loan Services, Inc., among its stockholders and University Bank and Newberry Bancorp, Inc (incorporated by reference to Exhibit 10.16 of the Company's Annual Report on Form 10-K for the year ended December 31,
                  1995).

                  10.10 Equity Conversion Note Agreements, between various related parties and University Bancorp, Inc. (incorporated by reference to Exhibit 10.15 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

                  10.10.1 Equity Conversion Note Agreements, between various related parties and University Bancorp, Inc. (incorporated by reference to Exhibit 10.10.1 of the Company's Annual Report of Form 10-K for year ended December 31, 1999).

                  21 Subsidiaries of Registrant: List of subsidiaries filed herewith.

                  23 Report of Independent Auditors dated March 17, 2000 as filed with the Company's Annual Report on Form 10-K for year ended December 31, 1999.

                  * Denotes a management compensatory plan or arrangement.

                                   SIGNATURES

         Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              UNIVERSITY BANCORP, INC.


                              By:      /s/Stephen Lange Ranzini
                                       ------------------------
                                       Stephen Lange Ranzini,
                                       President


                              Date: March 30, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                      Title                             Date
         ---------                      -----                             ----
/s/Stephen Lange Ranzini            Director, President,               March 30, 2001
- ------------------------
Stephen Lange Ranzini

/s/Joseph L. Ranzini                Director, Secretary,               March 30, 2001
- --------------------                Chairman
Joseph L. Ranzini

/s/Keith Brenner                    Director                           March 30, 2001
- ----------------
Keith E. Brenner

/s/Mildred Lange Ranzini            Director                           March 30, 2001
- ------------------------
Mildred Lange Ranzini

/s/Michael Talley                   Director                           March 30, 2001
- -----------------
Michael Talley

/s/Robert Goldthorpe                Director                           March 30, 2001
- --------------------
Robert Goldthorpe

/s/Dr. Joseph L. Ranzini            Director                           March 30, 2001
- ------------------------
Dr. Joseph Lange Ranzini

/s/Paul Lange Ranzini               Director                           March 30, 2001
- ---------------------
Paul Lange Ranzini

                                INDEX OF EXHIBITS

                                                                                  Sequentially
      Exhibit Number and Description                                             Numbered Page
      ------------------------------                                             -------------
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

10.9     Purchase and Sale Agreement, dated November 1,
         1995, concerning Common Stock of Midwest Loan
         Services, Inc., among its stockholders and University Bank and Newberry Bancorp, Inc
         (incorporated by reference to Exhibit 10.16 of the 1995 10-K).

10.10 Equity Conversion Note Agreements, between various related parties and University Bancorp, Inc.
         (incorporated by reference to Exhibit 10.15 of the September 30, 1999 10-Q).

10.10.1 Equity Conversion Note Agreements, between various related parties and University Bancorp, Inc. (incorporated by reference to Exhibit
         10.10.1 of the Company's Annual Report of Form 10-K for year ended
         December 31, 1999).

21       Subsidiaries of Registrant.                                            79

23       Report of Independent Auditors.                                        80