Form 10-Q
period 2001-03-31
UNIVERSITY BANCORP INC /DE/
filed 2001-05-11
CIK 811211

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

(Mark One)

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the quarterly period ended March 31, 2001

OR

 [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from                 to
                                       ---------------    ---------------


                         Commission File Number 0-16023

                            UNIVERSITY BANCORP, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                       38-2929531
         --------                                       ----------
(State of incorporation)                    (IRS Employer Identification Number)

959 Maiden Lane, Ann Arbor, Michigan                   48105
------------------------------------                   -----
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

   Common Stock, $0.01 par value outstanding at May 11, 2001: 2,087,801 shares page 1 of 24 pages

                                    FORM 10-Q

                                TABLE OF CONTENTS


PART I - Financial Information


Item 1. Financial Statements

                                                             PAGE
                                                             ----
         Consolidated Balance Sheets                          3
         Consolidated Statements of Operations                5
         Consolidated Statements of Cash Flows                7
         Notes to the Consolidated Financial Statements       8

Item 2.    Management's Discussion and Analysis of
         Financial Condition and Results of Operations        9

         Summary                                              9
         Results of Operations                               10
         Capital Resources                                   16
         Liquidity                                           17

Item 3.    Quantitative and Qualitative Disclosures about
         Market Risk                                         18

PART II - Other Information

         Item 1. Legal Proceedings                           20
         Item 5. Other Information:
                      Parent Company Financial Information   20
         Item 6. Exhibits & Reports on Form 8-K              20

Signatures                                                   24



--------------------------------------------------------------------------------

   The information furnished in these interim statements reflects all adjustments and accruals, which are in the opinion of management, necessary for a fair statement of the results for such periods. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year.

                                                                               3
Part I. - Financial Information
Item 1.- Financial Statements

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                March 31, 2001 (Unaudited) and December 31, 2000


                                                                          March 31,                   December 31,
ASSETS                                                                       2001                         2000
                                                                  -------------------------    -------------------------
Cash and due from banks                                           $              1,891,983     $              2,537,313
Short term investments                                                           1,506,440                        9,307
                                                                    -----------------------      -----------------------
     Total cash and cash equivalents                                             3,398,423                    2,546,620

Securities available for sale, at market                                         2,035,631                    1,944,629
Federal Home Loan Bank Stock                                                       848,400                      848,400

Loans held for sale, at the lower of cost or market                                875,122                      267,570

Loans                                                                           34,936,302                   36,206,544
Allowance for loan losses                                                         (590,239)                    (562,997)
                                                                    -----------------------      -----------------------
     Loans, net                                                                 34,346,063                   35,643,547

Premises and equipment, net                                                      1,591,265                    1,375,757
Investment in Michigan BIDCO Inc.                                                1,030,384                    1,277,384
Investment in Michigan Capital Fund LPI                                            531,904                      556,904
Mortgage servicing rights, net                                                     572,204                      582,210
Real estate owned, net                                                             399,623                      340,881
Accounts receivable                                                                837,493                    1,639,962
Accrued interest receivable                                                        311,639                      307,600
Prepaid expenses                                                                   196,384                      168,195
Goodwill, net                                                                      132,441                      139,412
Other assets                                                                        40,747                       31,582
                                                                    -----------------------      -----------------------

      TOTAL ASSETS                                                $             47,147,723     $             47,670,653
                                                                    =======================      =======================



                                   -Continued-

                            UNIVERSITY BANCORP, INC.
                     Consolidated Balance Sheets (continued)
                March 31, 2001 (Unaudited) and December 31, 2000



                                                                           March 31,                   December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                          2001                         2000
                                                                   -------------------------    -------------------------
Liabilities:
Deposits:
  Demand - non interest bearing                                    $              2,283,947     $              3,062,013
  Demand - interest bearing                                                      12,900,970                   13,106,221
  Savings                                                                           371,012                      368,928
  Time                                                                           26,841,904                   21,641,561
                                                                     -----------------------      -----------------------
     Total Deposits                                                              42,397,833                   38,178,723

Short term borrowings                                                                     0                    4,093,954
Long term borrowings                                                                969,410                      926,130
Accounts payable                                                                    709,900                    1,474,963
Accrued interest payable                                                            282,839                      426,470
Other liabilities                                                                   113,126                      245,381
                                                                     -----------------------      -----------------------
     Total Liabilities                                                           44,473,108                   45,345,621

Minority Interest                                                                   313,795                      282,750

Stockholders' equity:
  Preferred stock, $0.001 par value; $1,000
   liquidation value; Authorized - 500,000 shares;
   Issued 1,025 shares in 2001 and 725 shares in 2000                             1,025,000                      725,000
  Common stock, $0.01 par value;
   Authorized - 5,000,000 shares;
    Issued - 2,142,985 shares in 2000 and 1999                                       21,430                       21,430
  Additional paid-in-capital                                                      3,817,608                    3,817,608
  Accumulated deficit                                                            (1,831,500)                  (1,846,627)
  Treasury stock - 115,184 shares in 2001 and 2000                                 (340,530)                    (340,530)
  Accumulated other comprehensive loss,
    unrealized losses on securities available for sale, net                        (331,188)                    (334,599)
                                                                     -----------------------      -----------------------

     Total Stockholders' Equity                                                   2,360,820                    2,042,282
                                                                     -----------------------      -----------------------

     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                                        $             47,147,723     $             47,670,653
                                                                     =======================      =======================



The accompanying notes are an integral part of the consolidated financial statements.

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
            For the Three Month Periods Ended March 31, 2001 and 2000
                                   (Unaudited)

                                                                             2001                     2000
                                                                   -----------------------  -----------------------
Interest income:
  Interest and fees on loans                                       $              837,188   $              719,855
  Interest and dividends on securities:
   U.S. Government agencies                                                        87,395                   35,277
   Other securities                                                                16,736                   16,875
  Interest on federal funds and other                                               2,479                      388
                                                                     ---------------------    ---------------------
     Total interest income                                                        943,798                  772,395
                                                                     ---------------------    ---------------------

Interest expense:
  Interest on deposits:
   Demand deposits                                                                135,455                  146,806
   Savings deposits                                                                 1,912                    1,441
   Time deposits                                                                  361,623                  218,604
  Short term borrowings                                                            37,638                   46,355
  Long term borrowings                                                             16,183                   48,795
                                                                     ---------------------    ---------------------
     Total interest expense                                                       552,811                  462,001
                                                                     ---------------------    ---------------------

     Net interest income                                                          390,987                  310,394

Provision for loan losses                                                          22,500                    1,000
                                                                     ---------------------    ---------------------

     Net interest income after
       provision for loan losses                                                  368,487                  309,394
                                                                     ---------------------    ---------------------

Other income:
  Loan servicing and subservicing fees                                            580,038                  156,053
  Initial loan set-up and other fees                                              493,722                  131,738
  Gain on sale of mortgage loans                                                    9,265                    6,806
  Merchant banking/ BIDCO income                                                        0                  209,811
  Insurance and investment fee income                                              23,390                   23,554
  Deposit service charges and fees                                                 16,047                   14,585
  Net security gains (losses)                                                           0                    3,501
  Other                                                                            14,554                    6,338
                                                                     ---------------------    ---------------------
     Total other income                                                         1,137,016                  552,386
                                                                     ---------------------    ---------------------

                                   -Continued-

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (continued)
            For the Three Month Periods Ended March 31, 2001 and 2000
                                   (Unaudited)

                                                                             2001                     2000
                                                                   -----------------------  -----------------------
  Salaries and benefits                                            $              824,211   $              467,724
  Occupancy, net                                                                  104,412                   70,371
  Data processing and equipment                                                    79,190                   83,897
  Legal and audit expense                                                          43,258                  134,771
  Consultant fees                                                                  73,730                   14,707
  Mortgage banking expense                                                         39,314                   22,855
  Servicing rights amortization                                                    21,626                   50,031
  Goodwill amortization                                                             6,971                        0
  Advertising                                                                      19,403                   21,262
  Memberships and training                                                         16,910                   13,928
  Travel and entertainment                                                         20,905                   17,645
  Supplies and postage                                                            100,979                   37,319
  Insurance                                                                        21,923                   11,440
  Other operating expenses                                                        106,771                   81,849
                                                                     ---------------------    ---------------------
     Total other expenses                                                       1,479,603                1,027,799
                                                                     ---------------------    ---------------------

Income (loss) from continuing operations
   before income taxes                                                             25,900                 (166,019)
                                                                     ---------------------    ---------------------

Income tax expense (benefit)                                                            0                    9,373
                                                                     ---------------------    ---------------------

Net income (loss) from continuing operations                                       25,900                 (175,392)


      Net income (loss)                                            $               25,900   $             (175,392)
                                                                     =====================    =====================
     Comprehensive income (loss)                                   $               29,311   $             (127,588)
                                                                     =====================    =====================

     Preferred stock dividends                                                     10,775                        0
                                                                     ---------------------    ---------------------

     Net income (loss) available to common shareholders            $               15,125   $             (175,392)
                                                                     =====================    =====================

Basic and diluted income (loss)
   per common share                                                $                 0.01   $                (0.09)
                                                                     =====================    =====================

Weighted average shares outstanding                                             2,027,801                1,993,607
                                                                     =====================    =====================


See accompanying notes to consolidated financial statements (unaudited).

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
            For the three month periods ended March 31, 2001 and 2000
                                   (Unaudited)



                                                                                             2001            2000
                                                                                        --------------  ---------------

Cash flow from operating activities:
Net income (loss)                                                                        $    25,900       (175,392)
Adjustments to reconcile net income (loss) to net cash from Operating Activities:
  Depreciation                                                                                74,757         61,292
  Amortization                                                                                53,597         75,031
  Provision for loan losses                                                                   22,500          1,000
  Net loss/(gain) on mortgage loan sales                                                      (9,265)        (6,806)
  Net (accretion) on investment securities                                                   (87,378)       (29,759)
  Net loss/(gain) on sale of securities available for sale                                         0         (3,501)
  Change in:
   Investment in Michigan BIDCO, Inc.                                                        247,000              0
   Minority interest                                                                          31,045         15,103
   Mortgage servicing rights                                                                 (11,620)       (11,292)
   Real estate owned                                                                         (58,742)       (13,380)
   Accounts receivable                                                                       802,469         (7,782)
   Accounts payable                                                                         (765,063)      (211,784)
   Accrued interest receivable                                                                (4,039)       (19,552)
   Accrued interest payable                                                                 (143,631)       (18,982)
   Other assets                                                                              (37,354)       (10,802)
   Other liabilities                                                                        (143,261)       (11,477)
                                                                                         -----------    -----------

    Net cash used in operating activities                                                     (3,085)      (368,083)
                                                                                         -----------    -----------


  Cash flow from investing activities:
   Purchase of securities available for sale                                                       0        (37,500)
   Proceeds from sales of securities available for sale                                            0        103,501
   Proceeds from maturities and paydowns of securities available for sale                         20          2,806
   Net change in market value of Michigan BIDCO equity investments                                 0        197,302
   Loans granted, net of repayments                                                          676,697       (558,547)
   Premises and equipment expenditures                                                      (290,265)       (43,977)
                                                                                         -----------    -----------

    Net cash provided by (used in) investing activities                                      386,452       (336,415)
                                                                                         -----------    -----------


  Cash flow used in financing activities:
    Net increase (decrease) in deposits                                                    4,219,110        940,732
    Net increase (decrease) in short term borrowings                                      (4,093,954)      (152,224)
    Principal payments on long term borrowings                                               (33,000)       (33,000)
    Issuance of long term borrowings                                                          76,280         61,000
    Issuance of preferred stock                                                              300,000              0
    Issuance of common stock                                                                       0         31,250
                                                                                         -----------    -----------

     Net cash provided by financing activities                                               468,436        847,758
                                                                                         -----------    -----------

      Net change in cash and cash equivalents                                                851,803        143,260
  Cash and cash equivalents:
    Beginning of period                                                                    2,546,620      1,551,320
                                                                                         -----------    -----------
    End of period                                                                        $ 3,398,423      1,694,580
                                                                                         ===========    ===========


    Supplemental disclosure of cash flow information:
     Cash paid for interest                                                              $   696,442    $   480,983



See accompanying notes to consolidated financial statements (unaudited).

                                                                               8
                            UNIVERSITY BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


(1) General

         See Note 1 of the Financial Statements incorporated by reference in the Company's 2000 Annual Report on Form 10-K for a summary of the Company's significant accounting policies.

         The unaudited financial statements included herein were prepared from the books of the Company in accordance with generally accepted accounting principles and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company's 2000 Annual Report on Form 10-K. The current interim periods reported herein are included in the fiscal year subject to independent audit at the end of the year.

         Earnings per share are calculated based on the weighted average number of common shares outstanding during each period as follows: 2,027,801 and 2,023,515 for the three months ended March 31, 2001 and 2000, respectively. Stock options are not dilutive for the 2000 period.

(2) Investment Securities

         The Bank's available-for-sale securities portfolio at March 31, 2001 had a net unrealized loss of approximately $331,000 as compared with a net unrealized loss of approximately $335,000 at December 31, 2000, an improvement of $4,000.

Securities available for sale at March 31, 2001:

                                                                      Gross            Gross
                                                   Amortized       Unrealized       Unrealized         Fair
                                                     Cost             Gains           Losses           Value
                                                 ------------------------------------------------------------
U.S. agency mortgage-backed                       $  1,854          $     0          $ (263)          $ 1,591
U.S. Treasury                                          512                0             (68)              444
                                                 ------------------------------------------------------------
   Total                                          $  2,366          $     0          $ (331)          $ 2,035
                                                 ============================================================



Securities available for sale at December 31, 2000

                                                                      Gross            Gross
                                                   Amortized       Unrealized       Unrealized     Fair
                                                     Cost             Gains           Losses       Value
                                                ----------------------------------------------------------
U.S. agency mortgage-backed                         $  1,774         $     0         $  (293)     $  1,481
U.S. Treasury                                            506               0             (42)          464
                                                ----------------------------------------------------------
   Total                                            $  2,280         $     0         $  (335)     $  1,945
                                                ==========================================================


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This report contains certain forward-looking statements which reflect the Company's expectation or belief concerning future events that involve risks and uncertainties. Among others, certain forward looking statements relate to the continued growth of various aspects of the Company's community banking, merchant banking, mortgage banking and investment activities, and the nature and adequacy of allowances for loan losses. The Company can give no assurance that the expectations reflected in forward-looking statements will prove correct. Various factors could cause results to differ materially from the Company's expectations. Among these factors are those referred to in the introduction to the Company's Management Discussion and Analysis of Financial Condition and Results of Operations which appear as Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, which should be read in conjunction with this Report.

         The above cautionary statement is for the purpose of qualifying for the "safe harbor" provisions of Section 21E of the Securities Exchange Act of 1934.

SUMMARY

         For the three months ended March 31, 2001, the Company made a profit of $25,900 compared to a net loss of $175,392 for the three months ended March 31, 2000. The preferred stock dividends of $10,775 made $15,125 of net income available to common stockholders. Net interest income increased to $390,987 in the 2001 period from $310,394 in the 2000 period, and other income increased to $1,137,016 in the 2001 period from $552,386 in the 2000 period. Operating expenses from continuing operations increased to $1,479,603 in the 2001 period from $1,027,799 in the 2000 period. Basic and diluted net income per share of common in the three months ended March 31, 2001 was $0.01, compared to a net loss of ($0.09) for the three months ended March 31, 2000.

         The Company's return to profitability in 2001 was due to improved results at Midwest Loan Services and decreased losses at University Bank's community banking operation. The following table summarizes the pre-tax income
(loss) of each profit center of the Company for the three months ended March 31, 2001 and 2000 (in thousands):


                                                              2001             2000
                                                              ----             ----

         Community Banking                                 $   (122)       $  (230)
         Midwest Loan Services                                  204            (15)
         Merchant Banking (Michigan BIDCO)                        0            106
         Corporate Office                                       (56)           (27)
                                                           -----------------------
         Total                                             $     26        $  (166)
                                                           =======================


RESULTS OF OPERATIONS

Net Interest Income

         Net interest income increased 26% to $390,987 for the three months ended March 31, 2001 from $310,394 for the three months ended March 31, 2000. Net interest income rose primarily because of a higher interest rate spread. The yield on interest earning assets increased from 8.78% in the 2000 period to 9.79% in the 2001 period. The cost of interest bearing liabilities increased from 5.19% in the 2000 period to 5.57% in the 2001 period. Net interest income as a percentage of total earning assets increased from 3.53% to 4.05%.


Interest income

         Interest income increased 22% to $943,798 in the quarter ended March 31, 2001 from $772,395 in the quarter ended March 31, 2000. The average volume of interest earning assets increased 9.7% to $39,111,949 in the 2001 period from $35,668,207 in the 2000 period. The increased volume of earning assets was attributable to overall growth in all types of loans. The overall yield on the loan portfolio increased to 9.42% from 9.05% primarily due to better yields on the Bank's commercial portfolio. The yield on investment securities increased to 14.58% from 6.28%, as the Bank significantly reduced the estimated life on a mortgage-backed security due to a decrease in long term interest rates.


Interest Expense

         Interest expense increased 19.7% to $552,811 in the three months ended March 31, 2001 from $462,001 in the 2001 period. The increase was due to a large increase in interest bearing liabilities as a result of increased brokered time deposits and other time deposits. Rates increased for all deposit products except savings accounts decreased due to a rising market rates in the latter half of 2000. The increase in retail deposit costs was partially offset by decreased long-term borrowings caused by the exclusion of BIDCO's bonds in 2001. The cost of funds increased to 5.57% in the 2001 period from 5.19% in the 2000 period. The average volume of interest bearing liabilities increased 11.3% in the 2001 period versus the 2000 period.

MONTHLY AVERAGE BALANCE SHEET AND INTEREST MARGIN ANALYSIS

         The following table summarizes monthly average balances, revenues from earning assets, expenses of interest bearing liabilities, their associated yield or cost and the net return on earning assets for the three months ended March 31, 2001 and 2000.

                                                       Three Months Ended                         Three Months Ended
                                             ----------------------------------------    --------------------------------------
                                                         March 31, 2001                             March 31, 2000
                                             ----------------------------------------    --------------------------------------
                                                 Average       Interest     Average          Average      Interest   Average
                                                 Balance       Inc(Exp)    Yield (1)         Balance      Inc(Exp)   Yield (1)

Interest Earning Assets:
   Commercial Loans                           $ 15,170,445    $ 376,881     10.08%        $ 14,236,447   $317,892      9.06%
   Real Estate Loans                            15,430,983      330,415      8.68%          13,704,147    294,608      8.72%
   Installment/Consumer Loans                    5,444,555      129,892      9.68%           4,314,053    107,355     10.09%
                                              ------------    ---------                   ------------   --------
      Total Loans                               36,045,983      837,188      9.42%          32,254,647    719,855      9.05%

   Investment Securities                         2,895,839      104,131     14.58%           3,370,345     52,152      6.28%
   Federal Funds & Bank Deposits                   170,127        2,479      5.91%              43,215        388      3.64%
                                              ------------    ---------                   ------------   --------

      Total Interest Bearing Assets             39,111,949      943,798      9.79%          35,668,207    772,395      8.78%
                                              ------------    ---------                   ------------   --------

Interest Bearing Liabilities:
   Demand Deposits                               3,173,177       22,179      2.83%           3,011,687     20,437      2.75%
   Savings Deposits                                386,583        1,912      2.01%             285,701      1,441      2.05%
   Time Deposits                                23,344,093      361,623      6.28%          14,764,726    218,604      6.00%
   Money Market Accts                            9,974,156      113,276      4.61%          12,776,317    126,370      4.01%
   Short-term Borrowings                         2,519,508       37,638      6.06%           3,161,974     46,355      5.95%
   Long-term Borrowings                            835,963       16,183      7.85%           2,135,000     48,794      9.27%
                                              ------------    ---------                   ------------   --------
      Total Interest Bearing Liabilities        40,233,480      552,811      5.57%          36,135,405    462,001      5.19%
                                              ------------    ---------                   ------------   --------

Net Earning Assets, net interest
  income, and interest rate spread              (1,121,531)     390,987      4.21%            (467,198)   310,394      3.60%
                                              ============    =========                   ============   ========

Net yield on interest-earning assets                                         4.05%                                     3.53%


(1) Yield is annualized.

                                                                              12
Allowance for Loan Losses

         The provision to the allowance for loan losses was increased to $7,500 per month for the quarter ended March 31, 2001 due to rising loan delinquencies and uncertainties in the overall economy. In the prior year period, the provision was reduced to $1,000 for the quarter as a result of management's assessment of improved loan quality and strengthened economy at that time. The Bank went from net charge-offs of $15,834 for the quarter ended March 31, 2000 to net recoveries of $4,742 for the quarter ended March 31, 2001. Illustrated below is the activity within the allowance for the quarter ended March 31 2001 and 2000, respectively.


                                                                    2001            2000
                                                                    ----            ----
Balance, January 1                                             $   562,997     $   532,585
Provision for loan losses                                           22,500           1,000
Loan charge-offs                                                   (3,465)        (47,779)
Recoveries                                                           8,207          31,945
                                                               -----------     -----------
Balance, March 31                                              $   590,239     $   517,751
                                                               ===========     ===========


                                                At March 31, 2001            At December 31, 2000
                                                -----------------            --------------------
Total loans (1)                                   $   34,934,853               $   36,206,544
Reserve for loan losses                                  590,239                      562,997
Reserve/Loans % (1)                                         1.69%                        1.55%



The allowance for loan losses is calculated using the following assumptions:


                                                              Bank's Average        Peer Group       Ratio Used By
                                                                      5 Year     Average Loss    Bank in Allowance
                                                                  Loss Ratio             Ratio         Calculation
                                                              --------------     -------------   -----------------
 Commercial loans, performing (1)                                      0.61%             0.43%               0.61%
 Commercial loans, classified (2)                                        N/A               N/A                 (2)
 Commercial loan commitments to lend                                   0.00%               N/A               0.20%
 Real estate mortgage, performing                                      0.22%             0.07%               0.30%
 Real estate mortgage, classified (3)                                    N/A               N/A                 (3)
 Installment loans to individuals (4)                                  0.00%             0.74%               1.00%
 Home Equity loans, performing (5)                                     0.00%             0.04%               0.50%
 Credit Cards (6)                                                      0.00%             1.83%               2.76%
 Overdrafts (7)                                                          N/A               N/A              15.00%



(1) Performing Loans:

The Bank's actual 5-year average losses were 0.61%, and this is the rate used. Per the FDIC Quarterly Banking Profile (FDIC Profile) the loss rate for loans in the central region is 0.38%. Real estate construction loans are included in commercial loan balances.

(2) Commercial Classified Loans: The allocation for the classified loans was determined by a combination of the risk rating and the collateral value. The loan loss reserve is the greater of the collateral deficiency or the required loan loss reserve for the risk rating. All loans are rated 1 (highest quality) to 8 (lowest quality), with performing loans rated 1 to 4. A `Special Mention' or `Watch List' loan (5) requires a minimum of a 5% allocation, a `Substandard' loan (6) requires a minimum of a 15% allocation, a `Doubtful loan' (7) requires a minimum of a 50% allocation and a `Loss' loan (8) requires a complete charge-off of the loan.

(3) Classified Residential Mortgages: A specific analysis is used, based on the `Broker Price Opinion' value of the home, less a 15% liquidation expense. If the estimated loss is $0, then a 5% (Watch List) allocation ratio is used to account for increased administration costs and risks associated with the foreclosure process.

(4) Installment loans to individuals: The FDIC Profile loss ratio is 1.39%. All Installment loans are rated A-D, with A being highest quality and D being lowest quality. For loans between 32 -120 days delinquent, an allocation can be taken as follows: `A' & `B' Loans - 2.5%, `C' - 5%, `D' - 15%. The Bank typically gives a 15% allocation for all installment loans over 32 days delinquent. However, a specific analysis, based on the fair market value of the collateral, less liquidation costs was used for secured installment loans greater than 120 days past due.

(5) Home Equity: Term Loans & Lines of Credit: The rate shown above of 0.50% is for Home Equity Term Loans. The allocation ratio for Home Equity Lines of Credit is 0.75% since they carry higher risk since they do not amortize during the life of the loan.

(6) Credit Cards: The FDIC Profile loss ratio is 4.13%.

(7) Overdrafts: Overdrafts generally carry an unusually high risk of loss as they are generally unsecured and are rated the same way as non-performing installment loans with an allocation ratio of 15%.

         The Bank's overall loan portfolio is geographically concentrated in Ann Arbor, Michigan and the future performance of these loans is dependent upon the performance of relatively limited geographical areas. Since the Bank has a limited experience with its loan portfolio in Ann Arbor, the Bank's historical loss ratios may be less than future loss ratios.

The following schedule summarizes the Company's nonperforming assets:


                                                        At March 31, 2001         At December 31, 2000
                                                        -----------------         --------------------

Past due 90 days and over
and still accruing (1):
  Real estate                                                339,812                          457,486
  Installment                                                 14,000                            4,059
  Commercial                                                       0                          158,299
                                                          -------------------------------------------
    Subtotal                                                 353,812                          619,844

Nonaccrual loans (1):
  Real estate                                                145,175                           72,375
  Installment                                                      0                                0
  Commercial                                                       0                                0
                                                          -------------------------------------------
    Subtotal                                                 145,175                           72,375
                                                          -------------------------------------------
Other real estate owned                                      399,623                          340,881
                                                          -------------------------------------------

Total nonperforming assets                                   898,610                        1,033,100
                                                          ===========================================



                                                   At March 31, 2001     At December 31, 2000
                                                   -----------------     --------------------

Ratio of nonperforming
assets to total loans (1)                                 2.57%                          2.85%
                                                    =========================================



Ratio of loans past due
over 90 days and nonaccrual                                 85%                           123%
loans to loan loss reserve                          =========================================




(1) Excludes loans held for sale which are valued at fair market value.

         The Bank's loan portfolio continues to experience a high level of loan delinquencies as compared to the portfolio at December 31, 2000. Loan originations during the first quarter of 2001 were modest and the size of the portfolio actually decreased as management directed lending personnel to focus on reducing delinquencies during the quarter and act proactively in light of a possible recession.

         Other real estate owned at March 31, 2001 and December 31, 2000 includes a commercial development site in Sault Ste. Marie, Michigan, which based on a recent appraisal, management believes has a fair market value substantially more than its carrying cost of $266,079 at March 31, 2001. The Bank recently optioned the property to a commercial developer who is planning a major development on the site. There is no assurance that a sale of the property will be consummated. The purchase price will be determined by averaging two new appraisals.

         Economic conditions in the Bank's primary market area in Ann Arbor were stable but soft during the period ended March 31, 2001. Management believes that the current allowance for loan losses is adequate to absorb losses inherent in the loan portfolio, although the ultimate adequacy of the allowance is dependent upon future economic factors beyond the Company's control. A downturn in the general nationwide economy will tend to aggravate, for example, the problems of local loan customers currently facing some difficulties, and could decrease residential home prices. A general nationwide business expansion could conversely tend to diminish the severity of any such difficulties.

                                                                              15
Non-Interest Income

         Total non-interest income increased 106% to $1,137,016 for the three months ended March 31, 2001 from $552,386 for the three months ended March 31, 2000. The significant increase was primarily due to loan servicing and subservicing fees and loan set-up fees resulting from the increased servicing and subservicing portfolios at Midwest Loan Services. Midwest increased its mortgage subservicing contracts by over 370% since March 2000 to $2.75 billion as a result of increased business with the mortgage-banking subsidiary of a major Wall Street firm. Management was informed on April 26, 2001 that this customer intends to cut back its volume of business in the third quarter of 2001 by at least 50% and possibly 90% from the current levels. This firm also committed to a new strategic partnership that will allow Midwest to offer a unique type of loan servicing program targeted at credit union mortgage origination. Management believes that the long-term impact of this change will have a positive impact on earnings as the new program is rolled out, however, it will negatively impact income in the third and possibly fourth quarters of 2001.

         At March 31, 2001, the Bank and Midwest owned the rights to service mortgages for Freddie Mac, Fannie Mae and other institutions, most of which was owned by Midwest, and the remainder by the Bank. The carrying value of these servicing rights was $572,204 at March 31, 2001. Based on recent comparable sales and indications of market value from industry brokers, management believes that the current market value of the Bank's portfolio of mortgage servicing rights approximates cost. Market interest rate conditions can quickly affect the value of mortgage servicing rights in a positive or negative fashion, as long-term interest rates rise and fall. The amortization of these rights is based upon the level of principal paydowns received and expected prepayments of mortgage loan customers of Midwest and the Bank.

         Michigan BIDCO. The significant increase in 2001 was partly offset by the loss of merchant banking income from Michigan BIDCO, because the BIDCO is no longer consolidated with the results of the Company. In May 2000, the BIDCO converted or redeemed all outstanding bonds into common stock of Michigan BIDCO, thus diluting the Company's ownership to 28.8%. Management of the BIDCO has requested to repurchase the shares held by University Bank, but is awaiting regulatory approval to do so. Management of the Bank and BIDCO has already approved the transaction.

Non-Interest Expense

         Non-interest expense increased 44% to $1,479,603 in the three months ended March 31, 2001 from $1,027,799 for the three months ended March 31, 2000. The increase was primarily the result of increased personnel costs at Midwest Loan Services due to the explosive growth. Decreased legal and audit expenses were offset by increases in consultant fees, occupancy expense and higher costs for supplies and postage.

         Non-interest operating expense for only the parent company increased to $28,774 for the quarter ending March 31, 2001 from $7,943 for the same period in 2000. The increase was primarily due to amortization and higher legal, audit and consulting costs associated with maintaining the public listing.

         Internet Banking. The Bank has developed an on-line banking system and is currently completing compliance, functionality and firewall testing to make the product available to customers in the second quarter of 2001.

                                                                              16
Capital Resources

         The table below sets forth the Bank's risk based assets, capital ratios and risk-based capital ratios of the Bank. At March 31, 2001, the Bank was considered "well-capitalized".



0% RISK CATEGORY                                                                 Balance Sheet    Risk Weighted Assets
                                                                              -----------------------------------------

   Currency & Coin                                                                         356                   -
   US Treasury Strip                                                                       445                   -
   Cash maintained at Federal Reserve Balance                                               26                   -
                                                                                 ---------------------------------
   TOTAL                                                                                   827                   -

20% RISK CATEGORY
   Interest-bearing Balances                                                               130                  26
   Federal funds sold                                                                    1,506                 301
   U.S. Government agency sponsored securities                                           2,439                 488
   Cash items                                                                              253                  51
   Balances due from depository institutions                                             1,127                 225
                                                                                 ---------------------------------
   TOTAL                                                                                 5,455               1,091

50% RISK CATEGORY
   Qualifying 1st liens on 1-4 family residential mortgages                             13,792               6,896
                                                                                 ---------------------------------
   TOTAL                                                                                13,792               6,896

100% RISK CATEGORY
   All other Assets                                                                     27,122              27,122

   Items Excluded from Total Assets Calculation                                           (331)               (147)
                                                                                 ---------------------------------
   TOTAL ASSETS                                                                         46,865              34,962
                                                                                 =================================



     TIER 1 CAPITAL                                                                     Balance
     --------------                                                                     -------
     Common Stock                                                                          200
     Surplus                                                                             4,733
     Undivided Profits & Capital Reserves                                               (1,731)
     Minority Interest                                                                     314
     Other identifiable Intangible Assets                                                  (57)
                                                                                      --------
       TOTAL TIER 1 CAPITAL                                                              3,459

     TIER 2 CAPITAL
     Allowance for loans & lease losses (less excess)                                      439
                                                                                      --------
       TOTAL TIER 2 CAPITAL                                                                439
                                                                                      --------
       TOTAL TIER 1 & TIER 2 CAPITAL                                                     3,898

         TIER 1/TOTAL ASSETS                                                              7.38%
         TIER 1 & 2/TOTAL ASSETS                                                          8.32%
         TIER 1/TOTAL RISK-WEIGHTED ASSETS                                                9.89%
         TIER 1 & 2/TOTAL RISK-WEIGHTED ASSETS                                           11.15%


                                                                              17
Liquidity

         Bank Liquidity. The Bank's primary sources of liquidity are customer deposits, scheduled amortization and prepayments of loan principal, cash flow from operations, maturities of various investments, borrowings from correspondent lenders secured by securities, residential mortgage loans and/or commercial loans. In addition, the Bank invests in overnight federal funds. At March 31, 2001, the Bank had cash and cash equivalents of $3,398,423. The Bank has a line of credit for $5.5 million secured by investment securities and residential mortgage loans and a line of credit for $2.3 million secured by commercial loans. In order to bolster liquidity from time to time, the Bank also sells brokered time deposits. At March 31, 2001, the Bank had $12.9 million of these deposits outstanding.

         Bancorp Liquidity. In an effort to maintain the Bank's Tier 1 capital to assets ratio above 7% and to increase capital through retained earnings, management does not expect that the Bank will pay dividends to the Company during 2001 or 2002. Management intends to raise additional capital through a stock rights offering anticipated to take place during 2001. This capital is needed for the Company's operating expenses and for the expected principal reductions on the Company's long-term borrowings. These borrowings totaled $969,410 and $926,130 at March 31, 2001 and December 31, 2000, respectively.

         At March 31, 2001, $529,000 was payable to another financial institution. Long-term borrowings at March 31, 2001 also includes $227,506 of a note payable to another financial institution with respect to a low-income housing partnership investment by University Insurance and Investment Services. Long-term borrowings at March 31, 2001 also includes $76,280 of equity conversion notes of the Company which are redeemable by the Company only in the context of an offering of additional shares of common stock. These equity conversion notes have no set maturity date and interest payments are deferred until maturity.

         At March 31, 2000, long-term borrowings included $1,123,000 of bonds issued by Michigan BIDCO, Inc. These bonds were converted or redeemed in May of 2000 by BIDCO.

         The Company also has authorized 500,000 shares of preferred stock with a liquidation value of $1,000 per share. 725 shares, or $725,000 was issued in November 2000 to help boost capital levels, and another 300 shares, or $300,000 was issued in March 2001 and contributed to University Bank. These shares are 6% cumulative, non-voting, and convertible into common stock of the Company. It is anticipated that these shares will be redeemed with proceeds from the expected stock rights offering scheduled for 2001.


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

                                                                              18
Item 3.  Quantitative and Qualitative Disclosures about Market Risk

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

     The Bank performs a static gap analysis which has limited value as a simulation because of competitive and other influences that are beyond the control of the Bank. The table on the following page details the Bank's interest sensitivity gap between interest-earning assets and interest-bearing liabilities at March 31, 2001. The table is based upon various assumptions of management which may not necessarily reflect future experience. As a result, certain assets and liabilities indicated in the table as maturing or re-pricing within a stated period may, in fact, mature or re-price in other periods or at different volumes. The one-year static gap position at March 31, 2001 was estimated to be ($19,051,000) or -40.65%.

                                 UNIVERSITY BANK
             Asset/Liability Position Analysis as of March 31, 2001
                         (Dollar amounts in thousand's)
                            Maturing or Repricing in


                                  3 Months      91 Days to      1 - 3       3 - 5       Over 5         All
ASSETS                             or Less        1 Year        Years       Years        Years        Others       Total
------                             -------        ------        -----       -----        -----        ------       -----

Cash and Due from Banks               130              -            -           -            -         1,762       1,892
Federal Funds Sold                  1,506              -            -           -            -             -       1,506
Securities                              -              -            -           -        2,884             -       2,884
Loans - Net                         9,490          1,801       12,884       5,818        5,673          (590)     35,076
Non-Accrual Loans                       -              -            -           -            -           145         145
Other Assets                            -            953            -           -            -         4,409       5,362
                                ----------------------------------------------------------------------------------------
   TOTAL ASSETS                    11,126          2,754       12,884       5,818        8,557         5,726      46,865
                                ----------------------------------------------------------------------------------------

LIABILITIES
Demand deposits                         -              -            -           -            -         2,288       2,288
NOW accounts                            -              -        3,675           -            -             -       3,675
Savings accounts                        -              -          371           -            -             -         371
Money Market accounts               4,613          4,613            -           -            -             -       9,226
CD's under $100,000                 3,658         13,148        2,065           5          436             -      19,312
CD's over $100,000                  4,682          1,989          749           -          110             -       7,530
Other Borrowings                        -            228            -           -            -             -         228
Other Liabilities                       -              -            -           -            -         1,368       1,368
Equity                                  -              -            -           -            -         2,867       2,867
                             -------------------------------------------------------------------------------------------
   TOTAL LIABILITIES               12,953         19,978        6,860           5          546         6,523      46,865
                             -------------------------------------------------------------------------------------------

   GAP                             (1,827)       (17,224)       6,024       5,813        8,011          (797)          -
                             ===========================================================================================

   CUMULATIVE
   GAP                             (1,827)       (19,051)     (13,027)     (7,214)         797             -
                             ===============================================================================

   GAP
   PERCENTAGE                       -3.90%        -40.65%      -27.80%     -15.39%        1.70%         0.00%
                             ===============================================================================


PART II OTHER INFORMATION

Item 1. Legal Proceedings

      There are no material pending legal proceedings to which the Company or any of its subsidiaries is party or to which any of their properties are subject.


Item 5. Other information

      Parent Company Financial Information

      Certain financial information with respect to University Bancorp, Inc. is presented on pages 21, 22, and 23.


Item 6. Exhibits and Reports on Form 8-K.

      (a) Exhibits.

          None.

      (b) Reports on Form 8-K.

          No reports on Form 8-K have been filed during the quarter for which this report is filed.

 UNIVERSITY BANCORP, INC. (PARENT-ONLY)
 Condensed Balance Sheet
 At March 31, 2001 and December 31, 2000


                                                            (Unaudited)
                                                              March 31,           December 31,
                                                                2001                  2000
                                                           --------------        ---------------
ASSETS
Cash and cash equivalents                                   $       356            $    15,860

Securities available for sale                                       233                    233

Investment in University Bank                                 2,867,425              2,493,426

Investment in Michigan BIDCO                                     77,157                 77,157

Goodwill, net                                                   132,441                139,412

Receivable from University Bank                                 286,196                149,572

Prepaid expenses                                                 72,300                 57,602

Other assets                                                      1,000                  1,000
                                                            -----------            -----------

  Total Assets                                              $ 3,437,108            $ 2,934,262
                                                            ===========            ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable                                               $   741,904            $   562,000

Accounts payable                                                310,505                318,601

Accrued interest payable                                          9,171                 11,379

Other liabilities                                                14,708                      0
                                                            -----------            -----------
  Total Liabilities                                           1,076,288                891,980

Stockholders Equity                                           2,360,820              2,042,282
                                                            -----------            -----------

  Total Liabilities and Stockholders Equity                 $ 3,437,108            $ 2,934,262
                                                            ===========            ===========


UNIVERSITY BANCORP, INC. (PARENT ONLY)
Condensed Statements of Operations
For the Three Month Periods Ended March 31


                                                                          (Unaudited)
                                                                             2001                 2000
                                                                         -------------        -------------

INCOME:
------
  Dividends from subsidiary                                                $       0            $        0

  Interest & dividends on investments                                            272                   135

  Income from Michigan BIDCO                                                       0                 4,338

  Gain (loss) on sale of securities                                                0                     0
                                                                           ---------            ----------
          Total Income                                                           272                 4,473

EXPENSES:
---------
  Interest on notes                                                           16,183                23,532

  Goodwill amortization                                                        6,971                     0

  Public listing                                                               4,194                 3,401

  Legal, audit & consulting                                                   17,039                 4,249

  Other miscellaneous                                                            570                   293
                                                                           ---------            ----------
          Total Expense                                                       44,957                31,475

Income (loss) before federal income taxes (benefit) and
  equity in undistributed net income (loss) of subsidiaries                  (44,685)              (27,002)

Federal income taxes (benefit)                                                     0                     0
                                                                           ---------            ----------

Income (loss) before equity in undistributed net income of                   (44,685)              (27,002)
  subsidiaries
Equity in undistributed net income (loss) of subsidiaries                     70,585              (148,390)
                                                                           ---------            ----------
   Net income (loss)                                                       $  25,900            $ (175,392)
                                                                           ---------            ----------

   Preferred stock dividends                                                  10,775                     0
                                                                           ---------            ----------

                                                                           $  15,125            $ (175,392)
                                                                           =========            ==========

   Basic and diluted income (loss) per common share                        $    0.01            $    (0.09)
                                                                           =========            ==========


UNIVERSITY BANCORP, INC. (PARENT ONLY)
Condensed Statement of Cash Flows
For the Three Month Periods Ended March 31


                                                                          2001              2000
                                                                     ---------------   --------------

  Cash flow from operating activities:
  Net income (loss)                                                     $  25,900         $(175,392)
  Reconciliation of net income (loss) to net cash used
  in operating activities:
  Amortization                                                              6,971                 0

  Decrease/(Increase) in other assets                                     (14,702)           (4,105)

  Increase(Decrease) in other liabilities                                  (6,368)            1,608

  Decrease(Increase) investment in Michigan BIDCO                               0            (4,337)

  Decrease(Increase) investment in University Bank                        (70,585)          148,390
                                                                        ---------         ---------

     Net cash used in operating activities                                (58,784)          (33,836)
                                                                        ---------         ---------

Cash flow from investing activities:
  Contributions of capital to University Bank                            (300,000)                0

  Purchase of securities available for sale                                     0           (37,500)

  Proceeds from sale of securities available for sale                           0                 0
                                                                        ---------         ---------

     Net cash used in investing activities                               (300,000)          (37,500)
                                                                        ---------         ---------

Cash flow from financing activities:
  Principal payment on notes payable                                      (33,000)          (33,000)

  Issuance of equity conversion notes                                      76,280            61,000

  Issuance of preferred stock                                             300,000                 0

  Issuance of common stock                                                      0            31,250
                                                                        ---------         ---------

     Net cash provided by financing activities                            343,280            59,250
                                                                        ---------         ---------

     Net change in cash and cash equivalents                              (15,504)          (12,086)

  Cash and cash equivalents at beginning of period                         15,860            15,834
                                                                        ---------         ---------

  Cash and cash equivalents at end of period                            $     356         $   3,748
                                                                        =========         =========

 Supplemental disclosure of cash flow information:
  Cash paid during the period for Interest                              $  18,391         $  16,631


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      UNIVERSITY BANCORP, INC.

Date: May 11, 2001                    /s/ Stephen Lange Ranzini
                                      -------------------------
                                         Stephen Lange Ranzini
                                         President