Form 10-K405/A
period 2000-12-31
UNIVERSITY BANCORP INC /DE/
filed 2001-08-09
CIK 811211

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

                         Commission file number 0-16023

                            UNIVERSITY BANCORP, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                        38-2929531
-------------------------------               ------------------------------
(State or other jurisdiction of               (I.R.S. Employer incorporation)
       Identification No.

959 Maiden Lane, Ann Arbor, Michigan                        48105
------------------------------------                      ---------
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


                               page 1 of 7 pages
                 Exhibit index on sequentially numbered page 5

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


                  21 Subsidiaries of Registrant: List of subsidiaries filed herewith.**

                  23 Report of Independent Auditors dated March 17, 2000 as filed with the Company's Annual Report on Form 10-K for year ended December 31, 1999.**

                  23.1 Report of Independent Auditors, Richard C. Woodbury, P.C.

                  * Denotes a management compensatory plan or arrangement. ** Previously Filed.

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



                              Date: August 9, 2001


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Signature                      Title                             Date
         ---------                      -----                             ----
/s/Stephen Lange Ranzini            Director, President,               August 9, 2001
------------------------
Stephen Lange Ranzini

/s/Joseph L. Ranzini                Director, Secretary,               August 9, 2001
--------------------                Chairman
Joseph L. Ranzini

/s/Keith Brenner                    Director                           August 9, 2001
----------------
Keith E. Brenner

/s/Mildred Lange Ranzini            Director                           August 9, 2001
------------------------
Mildred Lange Ranzini

/s/Michael Talley                   Director                           August 9, 2001
-----------------
Michael Talley

/s/Robert Goldthorpe                Director                           August 9, 2001
--------------------
Robert Goldthorpe

/s/Dr. Joseph L. Ranzini            Director                           August 9, 2001
------------------------
Dr. Joseph Lange Ranzini

/s/Paul Lange Ranzini               Director                           August 9, 2001
---------------------
Paul Lange Ranzini

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

21       Subsidiaries of Registrant.**                                          79

23       Report of Independent Auditors.**                                      80

23.1     Report of Independent Auditors, Richard C. Woodbury, P.C.



**  Previously Filed

                  EXHIBIT 23.1 Report of Independent Auditors.



Board of Directors
Midwest Loan Services, Inc.
Houghton, MI  49931


We have audited the accompanying balance sheet of Midwest Loan Services, Inc. as of December 31, 2000 and 1999, and the related statements of income, retained earnings, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Governmental Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for opinion.

In our opinion, the 2000 and 1999 financial statements referred to above present fairly, in all material respects, the financial position of Midwest Loan Services, Inc., as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information included in the report (shown on pages 15-22) is presented for the purpose of additional analysis and is not a required part of basic financial statements of Midwest Loan Services, Inc. Such information has been submitted to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated March 8, 2001 on our consideration of Midwest Loan Services, Inc., internal controls and the reports dated December 31, 2000 and 1999 on its compliance with laws and regulations.


/s/ Richard C. Woodbury
-------------------------
Richard C. Woodbury, CPA
March 8, 2001