Form 10-Q
period 2001-06-30
UNIVERSITY BANCORP INC /DE/
filed 2001-08-14
CIK 811211

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

(Mark One)

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the quarterly period ended June 30, 2001

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

   Common Stock, $0.01 par value outstanding at July 31, 2001: 2,092,801 shares page 1 of 29 pages

                                    FORM 10-Q

                                TABLE OF CONTENTS




PART I -  Financial Information


Item 1. Financial Statements                                          PAGE
                                                                      ----
        Consolidated Balance Sheets                                     3
        Consolidated Statements of Operations                           5
        Consolidated Statements of Comprehensive Income                 7
        Consolidated Statements of Cash Flows                           8
        Notes to the Consolidated Financial Statements                 10

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                  11

        Summary                                                        11
        Results of Operations                                          12
        Capital Resources                                              21
        Liquidity                                                      22

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk                                                    23

PART II - Other Information

        Item 1. Legal Proceedings                                      25
        Item 5. Other Information:
                Parent Company Financial Information                   25
        Item 6. Exhibits & Reports on Form 8-K                         25

Signature                                                              29



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

Part I. - Financial Information
Item 1.- Financial Statements

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                 June 30, 2001 (Unaudited) and December 31, 2000





                                                                                June 30,              December 31,
ASSETS                                                                           2001                     2000
                                                                           ----------------        ----------------

Cash and due from banks                                                    $      2,304,790               2,537,313
Short term investments                                                                    -                   9,307
                                                                           ----------------        ----------------
     Total cash and cash equivalents                                              2,304,790               2,546,620

Securities available for sale, at market                                          1,921,423               1,944,629
Federal Home Loan Bank Stock                                                        848,400                 848,400

Loans held for sale, at the lower of cost or market                               1,516,293                 267,570

Loans                                                                            35,605,545              36,206,544
Allowance for loan losses                                                          (602,122)               (562,997)
                                                                           ----------------        ----------------
     Loans, net                                                                  35,003,423              35,643,547

Premises and equipment, net                                                       1,669,508               1,375,757
Investment in Michigan BIDCO Inc.                                                 1,027,035               1,277,384
Investment in Michigan Capital Fund LPI                                             506,904                 556,904
Mortgage servicing rights, net                                                      588,653                 582,210
Real estate owned, net                                                              399,426                 340,881
Accounts receivable                                                               1,250,605               1,639,962
Accrued interest receivable                                                         255,524                 307,600
Prepaid expenses                                                                    226,153                 168,195
Goodwill, net                                                                       125,471                 139,412
Other assets                                                                         48,530                  31,582
                                                                           ----------------        ----------------

      TOTAL ASSETS                                                         $     47,692,138              47,670,653
                                                                           ================        ================


                                   -Continued-

                            UNIVERSITY BANCORP, INC.
                     Consolidated Balance Sheets (continued)
                 June 30, 2001 (Unaudited) and December 31, 2000



                                                                            June 30                     December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                          2001                          2000
                                                                       ----------------             -----------------
Liabilities:
Deposits:
  Demand - non interest bearing                                        $      2,999,732             $       3,062,013
  Demand - interest bearing                                                  14,639,185                    13,106,221
  Savings                                                                       334,924                       368,928
  Time                                                                       21,509,453                    21,641,561
                                                                       ----------------             -----------------
     Total Deposits                                                          39,483,294                    38,178,723
Short term borrowings                                                         1,763,672                     4,093,954
Long term borrowings                                                            907,588                       926,130
Accounts payable                                                              2,205,176                     1,474,963
Accrued interest payable                                                        327,098                       426,470
Other liabilities                                                               142,106                       245,381
                                                                       ----------------             -----------------
     Total Liabilities                                                       44,828,934                    45,345,621
Minority Interest                                                               362,063                       282,750
Stockholders' equity:
  Convertible Preferred stock, $0.001 par value; $1,000
    liquidation value;
    Authorized - 500,000 shares; Issued 1,144 shares in
    2001 and 725 shares in 2000                                               1,144,000                       725,000
  Common stock, $0.01 par value;
    Authorized - 5,000,000 shares;
    Issued - 2,202,985 shares in 2001 and
    2,142,985 in 2000                                                            22,030                        21,430
  Additional paid-in-capital                                                  3,914,860                     3,817,608
  Accumulated deficit                                                        (1,792,095)                   (1,846,627)
  Treasury stock - 115,184 shares in 2001 and
    2000                                                                       (340,530)                     (340,530)
  Accumulated other comprehensive loss,
    unrealized losses on securities available
    for sale, net                                                              (447,124)                     (334,599)
                                                                       ----------------             -----------------
     Total Stockholders' Equity                                               2,501,141                     2,042,282
                                                                       ----------------             -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $     47,692,138             $      47,670,653
                                                                       ================             =================

The accompanying notes are an integral part of the consolidated financial statements.

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  For the Periods Ended June 30, 2001 and 2000
                                   (Unaudited)


                                                          For the Three Month               For the Six Month
                                                             Period Ended                       Period Ended
                                                        2001            2000                2001             2000
                                                    -----------     -----------        -------------     ------------
Interest income:
  Interest and fees on loans                        $   793,398     $   764,318        $   1,630,586     $  1,484,173
  Interest on securities:
   U.S. Government agencies                               1,933          36,819               89,329           72,096
   Other securities                                      16,392          16,876               33,128           33,751
  Interest on federal funds and other                    19,038             477               21,516              865
                                                    -----------     -----------        -------------     ------------
     Total interest income                              830,761         818,490            1,774,559        1,590,885
                                                    -----------     -----------        -------------     ------------
Interest expense:
  Interest on deposits:
   Demand deposits                                      108,193         158,126              243,648          304,932
   Savings deposits                                       1,693           1,437                3,605            2,878
   Time deposits                                        373,004         234,339              734,627          452,943
   Short term borrowings                                  4,174          54,728               41,812          101,083
   Long term borrowings                                  17,684          32,097               33,867           80,892
                                                    -----------     -----------        -------------     ------------
     Total interest expense                             504,748         480,727            1,057,559          942,728
                                                    -----------     -----------        -------------     ------------
     Net interest income                                326,013         337,763              717,000          648,157
Provision for loan losses                                22,500          65,000               45,000           66,000
                                                    -----------     -----------        -------------     ------------
     Net interest income after
       provision for loan losses                        303,513         272,763              672,000          582,157
                                                    -----------     -----------        -------------     ------------
Other income:
  Loan origination and other fees                       629,694         173,456            1,123,416          305,194
  Loan servicing and sub-servicing
    fees                                                751,231         235,092            1,331,269          391,145
  Gain on sale of mortgage loans                         21,595          12,459               30,860           19,265
  Merchant banking/ BIDCO income                            -            24,928               -               234,739
  Insurance and investment fee income                    25,916          18,523               49,306           42,077
  Deposit service charges and fees                       19,162          18,202               35,209           32,787
  Net security gains (losses)                                 -               -                    -            3,501
  Other                                                  24,430          15,693               38,984           22,031
                                                    -----------     -----------        -------------     ------------
     Total other income                               1,472,028         498,353            2,609,044        1,050,739
                                                    -----------     -----------        -------------     ------------


                                   -Continued-

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  For the Periods Ended June 30, 2001 and 2000
                                   (Unaudited)



                                                           For the Three Month                For the Six Month
                                                              Period Ended                       Period Ended
                                                         2001            2000                2001             2000
                                                     -----------     -----------        -------------     ------------
Other expenses:
  Salaries and benefits                              $   980,336     $   459,706        $   1,804,547     $    927,430
  Legal and audit expense                                 25,356         115,860               68,614          250,631
  Occupancy, net                                         144,087          87,486              248,499          157,857
  Data processing and equipment
    expense                                               75,906          77,413              155,096          161,310
  Consulting fees                                         73,155          62,780              146,885           77,487
  Advertising                                             32,711          27,060               52,114           48,322
  Supplies and postage                                   104,201          50,773              205,180           88,092
  Servicing rights amortization                           51,645           8,909               73,271           58,940
  Mortgage banking expense                                (4,064)         70,973               35,250           93,828
  Travel and entertainment                                44,344          23,398               65,249           41,043
  Insurance                                               24,267          11,494               46,190           22,934
  Other operating expenses                               167,714         150,569              298,366          246,346
                                                     -----------     -----------        -------------     ------------
     Total other expenses                              1,719,658       1,146,421            3,199,261        2,174,220
                                                     -----------     -----------        -------------     ------------
Income (loss) before income taxes                         55,883        (375,305)              81,783         (541,324)
                                                     -----------     -----------        -------------     ------------

Income tax expense (benefit)                                   -          (4,327)                   -            5,046
                                                     -----------     -----------        -------------     ------------
    Net Income (loss)                                $    55,883     $  (370,978)       $      81,783      $  (546,370)
                                                     ===========     ===========        =============     ============
    Preferred stock dividends                             16,476           -                   27,251                -
                                                     -----------     -----------        -------------     ------------
    Net income (loss) available to
      common shareholders                            $    39,407     $  (370,978)       $      54,532     $   (546,370)
                                                      ===========     ===========        =============     ===========
Basic and diluted loss per common
  share                                              $      0.02     $     (0.18)       $        0.03     $      (0.27)
                                                     ===========     ===========        =============     ============
Weighted average shares outstanding                    2,062,878       2,027,801            2,045,436        2,025,658
                                                     ===========     ===========        =============     ============


   The accompanying notes are an integral part of the consolidated financial statements.

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                  For the Periods Ended June 30, 2001 and 2000
                                   (Unaudited)



                                                           For the Three Month              For the Six Month
                                                              Period Ended                     Period Ended
                                                        2001            2000              2001             2000
                                                     ---------       ----------         ---------         ----------
Net income (loss)                                      $55,883        ($370,978)          $81,783          ($546,370)
Other comprehensive loss:
    Unrealized losses on securities
      available for sale                              (115,936)        (101,889)         (112,525)           (50,584)
    Less:  reclassification adjustment
      for accumulated losses/(gains)
      included in net loss                                   -                -                 -             (3,501)
                                                     ---------       ----------         ---------         ----------

    Other comprehensive loss, before
      tax effect                                      (115,936)        (101,889)         (112,525)           (54,085)
    Income tax expense (benefit)                             -                -                 -                  -
    Other comprehensive loss, net
      of tax                                          (115,936)        (101,889)         (112,525)           (54,085)
                                                     ---------       ----------         ---------         ----------
Comprehensive loss                                    ($60,053)       ($472,867)         ($30,742)         ($600,455)
                                                     =========       ==========         =========         ==========



   The accompanying notes are an integral part of the consolidated financial statements.

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
            For the three month periods ended June 30, 2001 and 2000
                                   (Unaudited)


                                                                                    2001                  2000
                                                                               -------------         -------------
Cash flow from operating activities:
Net income (loss)                                                              $      81,783         $    (546,370)
Adjustments to reconcile net income (loss) to net cash from
 Operating Activities:
    Depreciation                                                                     146,302               123,628
    Amortization                                                                     137,212               157,136
    Provision for loan losses                                                         45,000                66,000
    Net gain on mortgage loan sales                                                  (30,860)              (19,265)
    Net (accretion) on investment securities                                         (89,285)              (57,102)
    Net gain on sale of securities available for
      sale                                                                                 -                (3,501)
    Change in:
      Investment in Michigan BIDCO, Inc.                                             250,349                     -
      Minority interest                                                               79,313               (50,770)
      Mortgage servicing rights                                                      (79,714)              (76,107)
      Real estate owned                                                              (58,545)              152,456
      Accounts receivable                                                            389,357              (313,486)
      Accounts payable                                                               730,213              (139,354)
      Accrued interest receivable                                                     52,076               (11,158)
      Accrued interest payable                                                       (99,372)               35,384
      Other assets                                                                   (74,906)             (325,130)
      Other liabilities                                                             (130,759)              357,205
                                                                               -------------         -------------
       Net cash provided by (used in) operating activities                         1,348,164              (650,434)
                                                                               -------------         -------------

    Cash flow from investing activities:
      Purchase of securities available for sale                                            -               (37,500)
      Proceeds from sales of securities available for sale                                 -               103,501
      Proceeds from maturities and paydowns of securities
        available for sale                                                               199                 2,905
      Net change in market value of Michigan BIDCO equity
        investments                                                                        -               197,302
      Loans granted, net of repayments                                              (622,739)           (1,539,844)
      Premises and equipment expenditures                                           (440,053)              (84,175)
                                                                               -------------         -------------
       Net cash provided by (used in) investing activities                        (1,062,593)           (1,357,811)
                                                                               -------------         -------------


                                   -Continued-


Cash flow used in financing activities:
      Net increase in deposits                                                     1,304,571             1,882,600
      Net decrease in short term borrowings                                       (2,330,282)              (16,689)
      Principal payments on long term borrowings                                     (94,822)             (135,000)
      Issuance of long term borrowings                                                76,280                60,000
      Issuance of preferred stock                                                    419,000                  -
      Issuance of common stock                                                        97,852                31,250
                                                                               -------------         -------------
       Net cash (used in) provided by financing activities                          (527,401)            1,822,161
                                                                               -------------         -------------
          Net change in cash and cash equivalents                                   (241,830)             (186,084)
   Cash and cash equivalents:
     Beginning of period                                                           2,546,620             1,551,320
                                                                               -------------         -------------
     End of period                                                             $   2,304,790         $   1,365,236
                                                                               =============         =============
    Supplemental disclosure of cash flow information:
      Cash paid for interest                                                   $   1,156,931         $     907,344
      Income taxes                                                                         -                     -



   The accompanying notes are an integral part of the consolidated financial statements.

                            UNIVERSITY BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1) General

         See Note 1 of Notes to Financial Statements incorporated by reference in the Company's 2000 Annual Report on Form 10-K for a summary of the Company's significant accounting policies.

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

         Earnings per share are calculated based on the weighted average number of common shares outstanding during each period as follows: 2,062,878 and 2,027,801 for the three months ended June 30, 2001 and 2000, respectively; 2,045,436 and 2,025,658 shares for the six months ended June 30, 2001 and 2000, respectively. Stock options are considered anti-dilutive for 2001 and 2000, therefore, are not included in earnings per share calculations.


(2) Investment Securities

         The Bank's available-for-sale securities portfolio at June 30, 2001 had a net unrealized loss of approximately $447,000 as compared with a net unrealized loss of approximately $335,000 at December 31, 2000, a decline of $112,000.

Securities available for sale at June 30, 2001:

                                                                      Gross            Gross
                                                   Amortized       Unrealized       Unrealized         Fair
                                                     Cost             Gains           Losses           Value
                                                   ----------      ----------       -----------       -------
U.S. agency mortgage-backed                         $ 1,849           $ -            $ (378)          $ 1,471
U.S. Treasury                                           519             -               (69)              450
                                                    -------           ---            ------           -------
   Total                                            $ 2,368           $ -            $ (447)          $ 1,921
                                                    =======           ===            ======           =======


Securities available-for-sale at December 31, 2000

                                                                      Gross            Gross
                                                   Amortized       Unrealized       Unrealized         Fair
                                                     Cost             Gains           Losses           Value
                                                   ----------      ----------       -----------       -------
U.S. agency mortgage-backed                         $ 1,774           $ -            $ (293)          $ 1,481
U.S. Treasury                                           506             -               (42)              464
                                                    -------           ---            ------           -------
   Total                                            $ 2,280           $ -            $ (335)          $ 1,945
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

SUMMARY

      For the three months ended June 30, 2001, the Company had net revenue of $55,883 compared to a net loss of $370,978 for the three months ended June 30, 2000. Net interest income decreased to $326,013 in the 2001 period from $337,763 in the 2000 period, and other income increased to $1,472,028 the 2001 period from $498,353 in the 2000 period. Operating expenses increased to $1,719,658 in the 2001 period from $1,146,241 in the 2000 period. Basic and diluted net income per share of common in the three months ended June 30, 2001 was $0.02, compared to a net loss of ($0.18) for the three months ended June 30, 2000.

    For the six months ended June 30, 2001, a net income of $81,783 was realized versus a net loss of $546,370 in the same period in 2000. Net interest income increased to $717,000 in the 2001 period from $648,157 in the 2000 period. Other income was $2,609,044 in the 2001 period versus $1,050,739 in the 2000 period. Operating expenses increased to $3,199,261 in the 2001 period from $2,174,220 in the 2000 period. Basic and diluted net income per share in the six months ended June 30, 2001 was $0.03, compared to a net loss of ($0.27) for the six months ended June 30, 2000.

         The Company's return to profitability in 2001 is due to improved results at Midwest Loan Services and decreased losses at University Bank's community banking operation. The following table summarizes the pre-tax income
(loss) of each profit center of the Company for the three months ended June 30, 2001 and 2000 (in thousands):

         Pre-tax income (loss) summary for the three and six months ended June 30, 2001


                                            Three Months     Six Months
    Community Banking                         $ (280)          $ (402)
    Midwest Loan Services                        397              601
    Corporate Office                             (61)            (117)
                                              ------           ------
    Total                                     $   56           $   82
                                              ======           ======

         Pre-tax income (loss) summary for the three and six months ended June 30,2000:


                                            Three Months     Six Months
    Community Banking                         $ (447)          $ (677)
    Midwest Loan Services                        101               86
    Merchant Banking (Michigan BIDCO)              8              114
    Corporate Office                             (37)             (64)
                                              ------           ------
    Total                                     $ (375)          $ (541)
                                              ======           ======


RESULTS OF OPERATIONS

Net Interest Income

         Net interest income decreased to $326,013 for the three months ended June 30, 2001 from $337,763 for the three months ended June 30, 2000. Net interest income declined from the year ago period primarily as a result of a lower interest rate spread because the yield on earning assets decreased more than the cost of earning liabilities. The yield on interest earning assets decreased from 9.04% in the 2000 period to 8.36% in the 2001 period. The cost of interest bearing liabilities decreased from 5.17% in the 2000 period to 5.02% in the 2000 period. Net interest income as a percentage of total average earning assets decreased from 3.73% to 3.28%.

         Net interest income increased to $717,000 for the six months ended June 30, 2001 from $648,157 for the six months ended June 30, 2000. Net interest income rose from the year ago period primarily because of higher net earning assets only partially mitigated by a decline in the net interest rate spread. The yield on interest earning assets decreased from 8.99% in the 2000 period to 8.74% in the 2001 period. The cost of interest bearing liabilities increased from 5.18% for the 2000 period to 5.29% for the June 30, 2001. Net interest income as a percentage of total average earning assets decreased from 3.66% to 3.53%.


Interest income

         Interest income increased to $830,761 in the quarter ended June 30, 2001 from $818,490 in the quarter ended June 30, 2000. The average volume of interest earning assets increased to $39,872,682 in the 2001 period from $36,311,151 in the 2000 period, an increase of 9.81%. The increased volume of earning assets was attributable to overall growth in all types of loans. The overall yield on the loan portfolio increased to 8.99% from 9.35%.

         The average volume of investment securities in the three months ended June 30, 2001 decreased 20.9% over the same period in 2000. The yield on the securities portfolio decreased from 6.19% in the three month period ended June 30, 2000 to 2.67% in the 2001 period.

         Interest income increased to $1,774,559 in the six months ended June 30, 2001 from $1,590,885 in the six months ended June 30, 2000. The average volume of interest earning assets increased to $40,925,216 in the 2001 period from $35,686,673 in the 2000 period, an increase of 14.7%. The overall yield on the loan portfolio decreased to 8.85% from 9.30%.

         The average volume of investment securities in the six months ended June 30, 2001 decreased 18.7% over the same period in 2000. The yield on the securities portfolio increased from 6.15% in the six month period ended June 30, 2000 to 8.75% in the 2001 period.

Interest Expense

                  Interest expense increased to $504,748 in the three months ended June 30, 2001 from $480,727 in the 2000 period. The increase was due to a large increase in interest bearing liabilities, particularly in the category of brokered and other time deposits. The average volume of interest bearing liabilities increased 8.1% in the 2001 period versus the 2000 period. The cost of funds decreased to 5.02% in the 2001 period from 5.17% in the 2000 period.

         Interest expense increased 12.2% to $1,057,559 in the six months ended June 30, 2001 from $942,728 in the 2000 period. The increase was due to a large increase in interest bearing liabilities as a result of increased brokered time deposits and other time deposits. These deposits generally pay a higher rate as compared with other interest bearing deposits. As a result, the overall cost of funds increased from the prior period. The cost of funds increased to 5.29% in the 2001 period from 5.18% in the 2000 period. The average volume of interest bearing liabilities increased 9.7% in the 2001 period versus the 2000 period.

AVERAGE BALANCE SHEET AND INTEREST MARGIN ANALYSIS

         The following tables summarize average balances, revenues from earning assets, expenses of interest bearing liabilities, their associated yield or cost and the net return on earning assets for the three and six months ended June 30, 2001 and 2000.


                                                     Three Months Ended June 30,                 Three Months Ended June 30,
                                       ---------------------------------------------     ------------------------------------------
                                                               2001                                        2000
                                       ---------------------------------------------     ------------------------------------------
                                            Average          Interest      Average         Average       Interest      Average
                                            Balance          Inc(Exp)      Yield (1)       Balance       Inc(Exp)     Yield (1)
Interest Earning Assets:
Loans:
  Commercial                              15,779,582         365,251        9.28%         12,988,281      331,002       10.22%
  Real Estate                             14,957,765         316,565        8.49%         14,860,969      317,738        8.58%
  Installment/Consumer                     4,675,120         111,582        9.57%          4,934,216      115,578        9.40%
     Total Loans                          35,412,467         793,398        8.99%         32,783,466      764,318        9.35%
Investment Securities                      2,753,756          18,325        2.67%          3,479,185       53,695        6.19%
Federal Funds & Bank
  Deposits                                 1,706,459          19,038        4.47%             48,500          477        3.94%
                                          ----------        --------                      ----------      -------
Total Interest Bearing
  Assets                                  39,872,682         830,761        8.36%         36,311,151      818,490        9.04%
                                          ----------        --------                      ----------      -------
Interest Bearing
Liabilities:
     Deposit Accounts:
       Demand                              3,354,528          19,574        2.34%          2,907,452       21,046        2.90%
       Savings                               339,465           1,693        2.00%            290,465        1,437        1.98%
       Time                               25,534,561         373,004        5.86%         15,388,978      234,340        6.11%
       Money Market Accts                 10,084,692          88,619        3.52%         13,327,101      137,079        4.13%
Short-term borrowings                        222,093           4,174        7.54%          3,604,525       54,728        6.09%
Long-term borrowings                         796,134          17,684        8.91%          1,792,429       32,097        7.18%
                                          ----------        --------                      ----------      -------
Total Interest Bearing
    Liabilities                           40,331,473         504,748        5.02%         37,310,950      480,727        5.17%
                                          ----------        --------                      ----------      -------
Net Earning Assets, net interest
   income, and interest rate spread         (458,791)        326,013        3.34%           (999,799)     337,763        3.87%
                                          ==========        ========                      ==========      =======
Net yield on interest-earning assets                                        3.28%                                        3.73%



                                                      Six Months Ended June 30,                    Six Months Ended June 30,
                                       ----------------------------------------------     ------------------------------------------
                                                                2001                                        2000
                                       ----------------------------------------------     ------------------------------------------
                                             Average          Interest       Average        Average        Interest        Average
                                             Balance          Inc(Exp)      Yield (1)       Balance        Inc(Exp)       Yield (1)
Interest Earning Assets:
  Loans:
       Commercial                       15,476,696          742,132        9.67%         13,089,733       645,353         9.94%
       Real Estate                      15,188,745          646,980        8.59%         14,429,305       617,917         8.59%

Installment/Consumer                     6,502,402          241,474        7.49%          4,651,027       223,903         9.71%
     Total Loans                        37,167,843        1,630,586        8.85%         32,170,065     1,484,173         9.30%

Investment Securities                    2,821,050          122,456        8.75%          3,470,750       105,847         6.15%
Federal Funds & Bank
  Deposits                                 936,323           21,517        4.63%             45,858           865         3.80%
                                        ----------        ---------                      ----------     ---------
Total Interest Bearing
  Assets                                40,925,216        1,774,559        8.74%         35,686,673     1,590,885         8.99%
                                        ----------        ---------                      ----------     ---------
Interest Bearing
Liabilities:
  Deposit Accounts:
       Demand                            3,264,353           41,753        2.58%          2,952,898        41,483         2.83%
       Savings                             362,893            3,605        2.00%            288,500         2,878         2.01%
       Time                             24,445,378          734,627        6.06%         15,076,851       452,943         6.06%
       Money Market Accts               10,029,729          201,895        4.06%         13,051,709       263,449         4.07%
  Short-term borrowings                  1,364,454           41,812        6.18%          3,383,157       101,083         6.03%
  Long-term borrowings                     815,938           33,867        8.37%          1,969,508        80,892         8.28%
                                        ----------        ---------                      ----------     ---------
  Total Interest Bearing
    Liabilities                         40,282,745        1,057,559        5.29%         36,722,623       942,728         5.18%
                                        ----------        ---------                      ----------     ---------

Net Earning Assets, net
  interest income, and
  interest rate spread                     642,471          717,000        3.45%         (1,035,950)      648,157         3.81%
                                        ==========        =========                      ==========     =========         ====
Net yield on interest-earning assets                                       3.53%                                          3.66%



(1) Yield is annualized.

Allowance for Loan Losses

         The provision to the allowance for loan loss was $45,000 for the six months ended June 30, 2001. In the six month period ended June 30,2000, the provision was $66,000. The Bank went from net charge-offs of $8,735 for the six month period ended June 30,2000 to net charge-offs of $5,875 for the same period in 2001. Illustrated below is the activity within the allowance for the six month period ended June 30, 2001 and 2000, respectively.


                                                                    2001            2000
                                                                    ----            ----
Balance, January 1                                               $ 562,997       $ 532,585
Provision for loan losses                                           45,000          66,000
Loan charge-offs                                                   (17,465)        (56,536)
Recoveries                                                          11,590          47,801
                                                                 ---------       ---------
Balance, June 30                                                 $ 602,122       $ 589,850
                                                                 =========       ==========



                                                At June 30, 2001             At December 31, 2000
                                                ----------------             --------------------
Total loans (1)                                     $35,605,545                      $36,206,544
Reserve for loan losses                                $602,122                         $562,997
Reserve/Loans % (1)                                       1.69%                            1.55%


The allowance for loan losses is calculated using the following assumptions:

                                                                      Bank's                              Ratio Used
                                                                     Average        Peer Group            By Bank in
                                                                      5 Year      Average Loss             Allowance
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

(2) Commercial Classified Loans: The allocation for the classified loans was determined by a combination of the risk rating and the collateral value. The loan loss allowance is the greater of the collateral deficiency or the required loan loss allowance for the risk rating. All loans are rated 1 (highest quality) to 8 (lowest quality), with performing loans rated 1 to 4. A Special Mention or Watch List loan (5) requires a minimum of a 5% allocation, a Substandard loan
(6) requires a minimum of a 15% allocation, a Doubtful loan (7) requires a minimum of a 50% allocation and a Loss loan (8) requires a complete charge off of the loan.

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

         The following schedule summarizes the Company's non-performing assets for the periods indicated:


                                                           At June 30, 2001            At December 31, 2000
                                                           ----------------            --------------------
Past due 90 days and over and still accruing (1):
  Real estate                                                   $353,748                     $457,486
  Installment                                                     98,767                        4,059
  Commercial                                                     199,702                      158,299
                                                              ----------                   ----------
    Subtotal                                                     652,217                      619,844

Non-accrual loans (1):
  Real estate                                                    334,646                       72,375
  Installment                                                          -                            -
  Commercial                                                           -                            -
                                                              ----------                   ----------

    Subtotal                                                     334,646                       72,375

Other real estate owned                                          399,426                      340,881
                                                              ----------                   ----------

Total non-performing                                          $1,386,289                   $1,033,100
                                                              ==========                   ==========
Ratio of non-performing to total loans (1)                         3.89%                        2.85%
                                                              ==========                   ==========

Ratio of loans past due over 90 days and
non-accrual loans to loan loss reserve                              164%                         123%
                                                              ==========                   ==========




(1) Excludes loans held for sale which are valued at fair market value.

         In July 2001, the Bank's loan portfolio has a level of loan delinquencies slightly less than the level at December 31, 2000. Loan originations during the first quarter of 2001 were modest and the size of the portfolio actually decreased as management directed lending personnel to focus on reducing delinquencies during the quarter and act proactively in light of a possible recession. If the current economic slowdown becomes a recession, loan delinquencies would likely increase, negatively impacting net interest income. By focusing on administration rather than origination, lower loan originations in the first quarter of 2001 reduced potential net interest income in future periods.

         Other real estate owned at June 30, 2001 and December 31, 2000 includes a commercial development site in Sault Ste. Marie, Michigan, which based on a recent appraisal, management believes has a fair market value more than its carrying cost of $266,079 at June 30, 2001. The Bank executed an agreement to sell the property to a commercial developer who is planning a major development on the site. The purchase price will be determined by averaging two new appraisals.

         Economic conditions in the Bank's primary market area in Ann Arbor were strong during the period. Management believes that the current allowance for loan losses is adequate to absorb losses inherent in the loan portfolio, although the ultimate adequacy of the allowance is dependent upon future economic factors beyond the Company's control. A downturn in the general nationwide economy will tend to aggravate, for example, the problems of local loan customers currently facing some difficulties, and could decrease residential home prices. A general nationwide business expansion could conversely tend to diminish the severity of any such difficulties.

Non-Interest Income

         Total non-interest income increased 195% to $1,472,028 for the three months ended June 30, 2001 from $498,353 for the three months ended June 30,2000. The significant increase was primarily due to loan servicing and sub-servicing fees and other loan set-up fees resulting from the increased servicing and sub-servicing portfolios at Midwest Loan Services.

      Total non-interest income increased 148% to $2,609,044 for the six months ended June 30, 2001 from $1,050,739 for the six months ended June 30, 2000. The increase was principally a result of increases in loan origination and loan sub-servicing fee income primarily as a result of an increase in volume at Midwest Loan Services. Midwest Loan Services posted pre-tax income of $600,847 for the six months ended June 30, 2001. During the second quarter, Midwest's largest customer, the mortgage division of one of the top five mortgage firms on Wall Street, decided to significantly scale back the amount of business it was providing to Midwest. As of July 1, 2001, 18,500 loans or 95% of the mortgages sub-serviced by Midwest for this customer had been transferred to other sub-servicers including a subsidiary of this Wall Street firm. As of July 1, 2001, Midwest was sub-servicing approximately 5,600 loans, including 1,000 for this customer.

      Midwest has been increasing its emphasis on mortgage loan originations through its credit union customers. In the first quarter of 2001, Midwest originated an average of 26 loans per month. This has increased to an average of 74 loans per month, including 98 loans originated in June. Management of Midwest expects to be able to replace a substantial portion of the monthly revenue lost from the decreased business from the Wall Street firm with fee income from mortgage originations from its credit union focused Members for Life mortgage origination program. The Wall Street firm generated an average of $154,000 in revenue per month for Midwest in the first quarter of 2001, and an average $209,000 in revenue per month for Midwest in the second quarter of 2001. Midwest's revenues and profits are likely to be lower in the third and possibly fourth quarters of

2001 than in the first half of 2001 as this transition towards higher mortgage origination volume continues.

         At June 30, 2001, the Bank and Midwest owned the rights to service mortgages for Freddie Mac, Fannie Mae and other institutions, most of which was owned by Midwest Loan Services, and the remainder by the Bank. The carrying value of these servicing rights was $588,653 at June 30, 2001. Based on recent comparable sales and indications of market value from industry brokers, management believes that the current market value of the Bank's portfolio of mortgage servicing rights approximates cost. Market interest rate conditions can quickly affect the value of mortgage servicing rights in a positive or negative fashion, as long-term interest rates rise and fall. The amortization of these rights is based upon the level of principal paydowns received from respective mortgage loan customers of Midwest and the Bank.

         Michigan BIDCO. In May 2000, the BIDCO converted or redeemed all outstanding bonds into common stock of Michigan BIDCO, thus diluting the Company's ownership to 28.8%. The BIDCO has agreed to repurchase the shares held by University Bank, but is awaiting regulatory approval to do so. Management of the Bank and BIDCO have already approved the transaction.


Non-Interest Expense

         Non-interest expense increased to $1,719,658 in the three months ended June 30, 2001 from $1,146,421 for the three months ended June 30, 2000. The increase was primarily the result of increased operational expenses, principally personnel costs, at Midwest Loan Services due to the increased sub-servicing volume. The increased expenses at Midwest more than offset cost control efforts in other areas at the Bank.

         Non-interest expense increased to $3,199,261 in the six months ended June 30, 2001 from $2,174,220 for the six months ended June 30, 2000. The increase was primarily the result of increased operational expenses at Midwest Loan Services, which more than offset cost control efforts in other areas at the Bank.

         Non-interest operating expense for the parent company increased to $54,525 for the three month 2001 period from $21,115 for the 2000 period. The increase was primarily the result of increased compensation due to the parent company issuing common shares to a key executive as a hiring bonus.

         Non-interest operating expense for the parent company increased to $83,299 for the six month period June 30, 2001 from $29,058 for the same period in 2000. The increase was primarily due to amortization and higher consulting costs for accounting services and compensation cost.


         Internet Banking. The Bank has developed an internet banking product and is currently completing compliance testing to make the product available to customers by the end of the third quarter of 2001.

Capital Resources

         The table below sets forth the Bank's risk based assets, capital ratios and risk-based capital ratios of the Bank. At June 30, 2001, the Bank was considered "well-capitalized".


                                                                                    Allocation by Risk Weight Category
                                                                 Items not
Balance Sheet Asset Categories                                  Subject to
                                          Total Assets           Weighting        0%          20%        50%        100%
                                          ------------           ---------        --          ---        ---        ----
Cash and Balances due from
   Depository Institutions                   2,305                    -           341        1,964           -          -
Available-for-sale
  Securities                                 1,921                 (447)          519        1,849           -          -
Loan Held for Sale                           1,516                    -                          -       1,445         71
Loans                                       35,606                    -           163            -      12,982     22,461
Allowance for loan losses                     (602)                (602)            -            -           -          -
All Other Assets                             6,412                   59             -          848           -      5,505
                                          -------------------------------------------------------------------------------
Total Assets                                47,158                 (990)        1,023        4,661      14,427     28,037
                                          ===============================================================================



      TOTAL AVERAGE ASSETS
      Average Total Assets for Leverage Capital Purposes                                 47,878
      Other identifiable Intangible Assets                                                  (59)
                                                                                         ------
      Total Average Assets                                                               47,819
                                                                                         ======
                                                                                         35,862
      Total Average Risk-Based Assets

            TIER 1 CAPITAL
      Total  Equity Capital                                                               2,880
      Unrealized losses on available-for-Sale Securities                                    447
      Minority Interest                                                                     362
      Other identifiable Intangible Assets                                                  (59)
                                                                                         ------
      Total Tier 1 Capital                                                                3,630

            TIER 2 CAPITAL
      Allowance for loans & Lease losses                                                    602
      Less: Excess Allowance                                                               (152)
                                                                                         ------
      Total Tier 2 Capital                                                                  450
                                                                                         ------
      Total Tier 1 & Tier 2 Capital                                                       4,080

                   CAPITAL RATIOS
      Tier 1/Total Average Assets                                                         7.59%
      Tier 1/Total Risk-Weighted Assets                                                  10.12%
      Tier 1 & 2/Total Risk-Weighted Assets                                              11.38%


Liquidity

         Bank Liquidity. The Bank's primary sources of liquidity are customer deposits, scheduled amortization and prepayments of loan principal, cash flow from operations, maturities of various investments, borrowings from correspondent lenders secured by securities, residential mortgage loans and/or commercial loans. In addition, the Bank invests in overnight federal funds. At June 30, 2001, the Bank had cash and cash equivalents of $2,304,790. The Bank has a $6,500,000 line of credit secured by investment securities and residential mortgage loans and a $2,300,000 line of credit secured by commercial loans. In order to bolster liquidity from time to time, the Bank also sells brokered time deposits. At June 30, 2001, the Bank had $10.5 million of these deposits outstanding.

         Parent Company Liquidity. In an effort to maintain the Bank's Tier 1 capital to assets ratio above 7% and to increase capital through retained earnings, management does not expect that the Bank will pay dividends to the Company during 2001 or 2002. Management intends to raise additional capital through a stock rights offering anticipated to take place during 2001. This capital is needed for the Company's operating expenses and for the expected principal reductions on the Company's long-term borrowings. These borrowings totaled $907,588 and $926,130 at June 30, 2001 and at December 31, 2000,
respectively. Long-term borrowings at June 30, 2001 also include $184,082 of equity conversion notes of the Company which are redeemable by the Company only in the context of an offering of additional shares of common stock, have no set maturity date and have interest payments deferred until maturity.

         The Company also has authorized 500,000 shares of preferred stock with a liquidation value of $1,000. 725 shares or $725,000 was issued in November 2000 to help boost capital levels, and another 300 shares or $300,000 was issued in March 2001 and contributed to University Bank. During April and May of 2001, 119 shares of preferred stock were issued. These shares are 6% cumulative, non-voting, and convertible into common stock of the Company. It is anticipated that these shares will be redeemed with proceeds from the expected stock rights offering scheduled for 2001.


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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     All financial institutions are significantly affected by fluctuations in interest rates commonly referred to as "interest rate risk." The principal exposure of a financial institution's earnings to interest rate risk is the difference in time between interest rate adjustments or maturities on interest-earning assets compared to the time between interest rate adjustments or maturities on interest-bearing liabilities. Such difference is commonly referred to as a financial institution's "gap position." In periods when interest rates are increasing, a negative gap position will result in generally lower earnings as long-term assets are re-pricing upward slower than short-term liabilities. However during a declining rate environment, the opposite effect on earnings is true, with earnings rising due to long-term assets re-pricing downward slower than short-term liabilities.

         Rising long term and short term interest rates tend to increase the value of Midwest Loan Services' investment in mortgage servicing rights and improve Midwest Loan Services' current return on such rights by lowering required amortization rates on the rights. Rising interest rates tends to decrease new mortgage origination activity, negatively impacting current income from the retail mortgage banking operations of the Bank and Midwest Loan Services. Rising interest rates also slow Midwest Loan Services' rate of growth, but increases the duration of its existing sub-servicing contracts.

     The Bank performs a static gap analysis that has limited value as a simulation because of competitive and other influences that are beyond the control of the Bank. The table on the following page details the Bank's interest sensitivity gap between interest-earning assets and interest-bearing liabilities at June 30, 2001. The table is based upon various assumptions of management that may not necessarily reflect future experience. As a result, certain assets and liabilities indicated in the table as maturing or re-pricing within a stated period may, in fact, mature or re-price in other periods or at different volumes. The one-year static gap position at June 30, 2001 was estimated to be ($18,829,000) or -39.93%.

                                 UNIVERSITY BANK
              Asset/Liability Position Analysis as of June 30, 2001
                          (Dollar amount in Thousand's)



                                            Maturing or Re-pricing in

                                                      91 Days
                                         3 Mos          to           1 - 3        3 - 5       Over 5        ALL
ASSETS                                  or Less       1 Year         Years        Years        Years       Other        Total
------                                  -------       -------        -----        -----       ------       -----        -----
    Fed Funds                                 -             -             -            -           -            -            -
    Loans - Net                           8,825         3,445        12,690        6,188       5,639         (602)      36,185
    Non-Accrual Loans                         -             -             -            -           -          335          335
    Securities                                -             -             -            -       2,770            -        2,770
    Other Assets                              -           883             -            -           -        4,680        5,563
    Cash and Due from Banks                  73             -             -            -           -        2,232        2,305
                                   -------------------------------------------------------------------------------------------
      TOTAL ASSETS                        8,898         4,328        12,690        6,188       8,409        6,645       47,158
                                   -------------------------------------------------------------------------------------------

LIABILITIES
-----------
    CD's under $100,000                   8,330         6,623         1,285          407           -            -       16,645
    CD's over $100,000                    2,374         2,176           203                      112            -        4,865
    MMDA                                  5,327         5,326            -             -           -            -       10,653
    NOW                                       -             -         3,986            -           -            -        3,986
    Demand and Escrow                         -             -                          -           -        3,001        3,001
    Savings                                   -             -           335            -           -            -          335
    Other Borrowings                      1,764           135            92            -           -            -        1,991
    Other Liabilities                         -                                        -           -        2,802        2,802
    Equity                                    -             -             -            -           -        2,880        2,880
                                   -------------------------------------------------------------------------------------------
      TOTAL LIABILITIES                  17,795        14,260         5,901          407         112        8,683       47,158
                                   -------------------------------------------------------------------------------------------


              GAP                        (8,897)       (9,932)        6,789        5,781       8,297       (2,038)           -
                                   ===========================================================================================

              CUMULATIVE
              GAP                        (8,897)      (18,829)      (12,040)      (6,259)      2,038            -
                                   ==============================================================================

              GAP
              PERCENTAGE                 -18.87%       -39.93%       -25.53%      -13.27%       4.32%        0.00%
                                   ==============================================================================


PART II OTHER INFORMATION

Item 1. Legal Proceedings

         There are no material pending legal proceedings to which the Company or any of its subsidiaries is party or to which any of their properties are subject.


Item 5. Other information

         Parent Company Financial Information

         Certain financial information with respect to University Bancorp, Inc. is presented on pages 26, 27 and 28.


Item 6. Exhibits and Reports on Form 8-K.

         (a) Exhibits.

         (b) Reports on Form 8-K.

             No reports on Form 8-K have been filed during the quarter for which this report is filed.

                     UNIVERSITY BANCORP, INC. (PARENT ONLY)
                            Condensed Balance Sheets
                       June 30, 2001 and December 31, 2000


                                                                       (Unaudited)
                                                                         June 30,                December 31,
                                                                           2001                      2000
                                                                     --------------           --------------
  ASSETS
  Cash and cash equivalents                                          $            -           $       15,860
  Securities available for sale                                                 233                      233
  Investment in University Bank                                           2,879,578                2,493,426
  Investment in Michigan BIDCO                                              143,809                   77,157
  Goodwill, net                                                             125,471                  139,412
  Receivable from University Bank                                           286,195                  149,572
  Prepaid expenses                                                           70,499                   57,602
  Other assets                                                                1,000                    1,000
                                                                     --------------          ---------------
     Total Assets                                                    $    3,506,785          $     2,934,262
                                                                     ==============          ===============

  LIABILITIES AND SHAREHOLDERS' EQUITY

  Notes payable                                                      $      496,000          $       562,000
  Equity conversion notes payable                                           184,082                        -
  Accounts payable                                                          282,391                  318,601
  Accrued interest payable                                                   14,987                   11,379
  Other liabilities                                                          28,184                        -
                                                                     --------------          ---------------
     Total Liabilities                                                    1,005,644                  891,980
  Stockholders Equity                                                     2,501,141                2,042,282
                                                                     --------------          ---------------
     Total Liabilities and Stockholders Equity                       $    3,506,785          $     2,934,262
                                                                     ==============          ===============


                     UNIVERSITY BANCORP, INC. (PARENT ONLY)
                       Condensed Statements of Operations
                  For the Periods Ended June 30, 2001 and 2000
                                   (Unaudited)


                                                           For The Three Month              For The SIX Month
                                                             Period Ended                     Period Ended
                                                          2001           2000              2001            2000
                                                       ---------     -----------        -----------      ----------
Income:
   Dividends from subsidiary                           $       -     $         -        $         -      $        -
   Interest & dividends on
     investments                                               1              26                273             161
   Income from Michigan BIDCO                                  -            (578)                 -           3,760
   Gain (loss) on sale of
     securities                                                -               -                  -               -
                                                       ---------     -----------        -----------      ----------
               Total Income                                    1            (552)               273           3,921
Expense:
   Interest                                               17,684          15,736             33,867          39,268
   Compensation                                           31,200                             31,200
   Goodwill amortization                                   6,970               -             13,941               -
   Public listing                                          9,571           9,295             13,765          12,696
   Legal, audit & consulting                               5,689          10,552             22,728          14,801
   Other miscellaneous                                     1,095           1,268              1,665           1,561
                                                       ---------     -----------        -----------      ----------
               Total Expense                              72,209          36,851            117,166          68,326
Income (loss(benefit) before
  federal income taxes and
  equity in undistributed
  net income (loss) of subsidiaries                      (72,208)        (37,403)          (116,893)        (64,405)
Federal income taxes (benefit)                                 -               -                  -               -
                                                       ---------     -----------        -----------      ----------
Income (loss) before equity in
     undistributed net income of subsidiaries            (72,208)        (37,403)          (116,893)        (64,405)
Equity in undistributed net income (loss)
     of subsidiaries.                                    128,091        (333,575)           198,676        (481,965)
                                                       ---------     -----------        -----------      ----------
Net income (loss)                                      $  55,883     $  (370,978)       $    81,783      $ (546,370)
                                                       ---------     -----------        -----------      ----------

Preferred stock dividends                                 16,476               -             27,251               -
                                                       ---------     -----------        -----------      ----------

                                                       $  39,407     $  (370,978)       $    54,532      $ (546,370)
                                                       =========     ===========        ===========      ==========
Basic and diluted income (loss)
   per common share                                    $    0.02     $     (0.18)       $      0.03      $    (0.27)
                                                       =========     ===========        ===========      ==========


                     UNIVERSITY BANCORP, INC. (PARENT ONLY)
                        Condensed Statement of Cash Flows
             For the Six Month Periods Ended June 30, 2001 and 2000


                                                                                        2001             2000
                                                                                    ------------         ------------
Cash flow from operating activities:
    Net income (loss)                                                               $     81,783         $   (546,370)
    Reconciliation of net income (loss) to net cash used
      in operating activities:
    Amortization                                                                          13,942                    -
    Decrease/(Increase) in other assets                                                  (12,900)              (4,866)
    Increase(Decrease) in other liabilities                                             (144,194)               9,028
    Decrease(Increase) investment in Michigan BIDCO                                      (66,652)              (3,760)
    Decrease(Increase) investment in University Bank                                     (86,148)             481,965
                                                                                    ------------         ------------
       Net cash (used in) operating activities                                          (214,169)             (64,003)
                                                                                    ------------         ------------

Cash flow from investing activities:
   Contributions of capital to University Bank                                          (300,000)                   -
   Purchase of securities available for sale                                                   -              (37,500)
   Proceeds from sale of securities available for sale                                         -                    -
                                                                                    ------------         ------------
     Net cash provided by (used in) investing
     activities                                                                         (300,000)             (37,500)
                                                                                    ------------         ------------

Cash flow from financing activities:
   Principal payment on notes payable                                                    (94,822)             (66,000)
   Issuance of equity conversion notes                                                    76,280              121,000
   Proceeds from sale of preferred stock                                                 419,000                    -
   Proceeds from sale of common stock                                                     97,851               31,250
                                                                                    ------------         ------------
       Net cash provided by financing activities                                         498,309               86,250
                                                                                    ------------        -------------

       Net change in cash and cash equivalents                                           (15,860)             (15,253)

   Cash and cash equivalents at beginning of period                                       15,860               15,834
                                                                                    ------------         ------------
   Cash and cash equivalents at end of period                                       $          -         $        581
                                                                                    ============         ============

Supplemental disclosure of cash flow information:
 Cash paid during the period for Interest                                           $     14,076         $     15,834


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 UNIVERSITY BANCORP, INC.

Date: August 14, 2001                            /s/ Stephen Lange Ranzini
                                                 -------------------------
                                                 Stephen Lange Ranzini
                                                 President