Form 10-Q/A
period 2001-03-31
UNIVERSITY BANCORP INC /DE/
filed 2001-09-17
CIK 811211

                                    FORM 10-Q

                               (AMENDMENT NO. 1)

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

   Common Stock, $0.01 par value outstanding at April 30, 2001: 2,087,801 shares page 1 of 24 pages

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

(3) Classified Residential Mortgages: A specific analysis is used, based on the 'Broker Price Opinion' value of the home, less a 15% liquidation expense. If the estimated loss is $0, then a 5% (Watch List) allocation ratio is used to account for increased administration costs and risks associated with the foreclosure process.

(4) Installment loans to individuals: The FDIC Profile loss ratio is 1.39%. All Installment loans are rated A-D, with A being highest quality and D being lowest quality. For loans between 32-120 days delinquent, an allocation can be taken as follows: 'A' & 'B' Loans - 2.5%, 'C' - 5%, 'D' - 15%. The Bank typically gives a 15% allocation for all installment loans over 32 days delinquent. However, a specific analysis, based on the fair market value of the collateral, less liquidation costs was used for secured installment loans greater than 120 days past due.

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

The following schedule summarizes the Company's nonperforming assets:

                                                  At March 31, 2001            At December 31, 2000
                                                  -----------------            --------------------
Past due 90 days and over
 and still accruing (1):

  Real estate                                                    364,186                          457,486
  Installment                                                     14,000                            4,059
  Commercial                                                           0                          158,299
                                              ------------------------------------------------------------
    Subtotal                                                     378,186                          619,844

Nonaccrual loans (1):
  Real estate                                                    145,175                           72,375
  Installment                                                          0                                0
  Commercial                                                           0                                0
                                              ------------------------------------------------------------
    Subtotal                                                     145,175                           72,375

                                              ------------------------------------------------------------
Other real estate owned                                          399,623                          340,881
                                              ------------------------------------------------------------

Total nonperforming assets                                       922,984                        1,033,100
                                              ============================================================



                                             At March 31, 2001   At December 31, 2000
                                             -----------------   --------------------
Ratio of nonperforming
 assets to total loans (1)                               2.64%                  2.85%
                                             ========================================

Ratio of loans past due
 over 90 days and nonaccrual
 loans to loan loss reserve                                89%                   123%
                                             ========================================

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

                                 UNIVERSITY BANK
             Asset/Liability Position Analysis as of March 31, 2001
                         (Dollar amounts in thousand's)
                            Maturing or Repricing in

                                  3 Months    91 Days to        1 - 3       3 - 5         Over 5           All
ASSETS                             or Less        1 Year        Years       Years          Years        Others       Total
------                             -------        ------        -----       -----          -----        ------       -----
Cash and Due from Banks                130             -            -           -              -         1,762       1,892

Federal Funds Sold                   1,506             -            -           -              -             -       1,506

Securities                               -             -            -           -          2,884             -       2,884

Loans - Net                          9,490         1,801       12,884       5,818          5,673         (590)      35,076

Non-Accrual Loans                        -             -            -           -              -           145         145

Other Assets                             -           953            -           -              -         4,409       5,362
                             ----------------------------------------------------------------------------------------------
      TOTAL ASSETS                  11,126         2,754       12,884       5,818          8,557         5,726      46,865
                             ----------------------------------------------------------------------------------------------

LIABILITIES

Demand deposits                          -             -            -           -              -         2,288       2,288

NOW accounts                             -             -        3,675           -              -             -       3,675

Savings accounts                         -             -          371           -              -             -         371

Money Market accounts                4,613         4,613            -           -              -             -       9,226

CD's under $100,000                  3,658        13,148        2,065           5            436             -      19,312

CD's over $100,000                   4,682         1,989          749           -            110             -       7,530

Other Borrowings                         -           228            -           -              -             -         228

Other Liabilities                        -             -            -           -              -         1,368       1,368

Equity                                   -             -            -           -              -         2,867       2,867
                             ----------------------------------------------------------------------------------------------
      TOTAL LIABILITIES             12,953        19,978        6,860           5            546         6,523      46,865
                             ----------------------------------------------------------------------------------------------

      GAP                          (1,827)      (17,224)        6,024       5,813          8,011         (797)           -
                             ==============================================================================================

      CUMULATIVE
      GAP                          (1,827)      (19,051)     (13,027)     (7,214)            797             -
                             ==================================================================================

      GAP
      PERCENTAGE                    -3.92%       -40.65%      -27.80%     -15.39%          1.70%         0.00%
                             ==================================================================================


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



                                      UNIVERSITY BANCORP, INC.

Date: September 17, 2001              /s/ Stephen Lange Ranzini
      -------------                   -------------------------
                                         Stephen Lange Ranzini
                                         President