Form 10-Q
period 2001-09-30
UNIVERSITY BANCORP INC /DE/
filed 2001-11-14
CIK 811211

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

(Mark One)

   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 2001

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

   Common Stock, $0.01 par value outstanding at October 31, 2001: 2,092,801 shares page 1 of 29 pages

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

------------------------------------------------------------

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

Part I. - Financial Information
Item 1.- Financial Statements

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
               September 30, 2001(Unaudited) and December 31, 2000

                                                      September 30,   December 31,
ASSETS                                                    2001           2000
                                                      -------------   ------------
Cash and due from banks                                  2,371,864    $  2,537,313
Short term investments                                           0           9,307
                                                      ------------    ------------
     Total cash and cash equivalents                     2,371,864       2,546,620

Securities available for sale, at market                 2,324,114       1,944,629
Federal Home Loan Bank Stock                               848,400         848,400

Loans held for sale, at the lower of cost or market      2,788,109         267,570

Loans                                                   35,005,212      36,206,544
Allowance for loan losses                                 (603,867)       (562,997)
                                                      ------------    ------------
     Loans, net                                         34,401,345      35,643,547

Premises and equipment, net                              1,754,129       1,375,757
Investment in Michigan BIDCO Inc.                          897,227       1,277,384
Investment in Michigan Capital Fund LPI                    481,244         556,904
Mortgage servicing rights, net                             474,349         582,210
Real estate owned, net                                     274,145         340,881
Accounts receivable                                        509,814       1,639,962
Accrued interest receivable                                257,487         307,600
Prepaid expenses                                           281,452         168,195
Goodwill, net                                               67,908         139,412
Other assets                                                67,700          31,582
                                                      ------------    ------------

      TOTAL ASSETS                                      47,799,287    $ 47,670,653
                                                      ============    ============

                                   -Continued-

                     UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Balance Sheets (continued)
                  September 30, 2001(Unaudited) and December 31, 2000

                                                     September 30,   December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                     2001           2000
                                                     ------------    ------------
Liabilities:
Deposits:
  Demand - non interest bearing                         3,755,947    $  3,062,013
  Demand - interest bearing                            14,427,042      13,106,221
  Savings                                                 370,503         368,928
  Time                                                 21,037,951      21,641,561
                                                     ------------    ------------
     Total Deposits                                    39,591,443      38,178,723
Short term borrowings                                   3,387,463       4,093,954
Long term borrowings                                      874,588         926,130
Accounts payable                                          666,457       1,474,963
Accrued interest payable                                  240,012         426,470
Other liabilities                                         104,151         245,381
                                                     ------------    ------------
     Total Liabilities                                 44,864,114      45,345,621
Minority Interest                                         299,601         282,750
Stockholders' equity:
  Preferred stock, $0.001 par value; $1,000
   liquidation value; Authorized - 500,000 shares;
   Issued 1,262 shares in 2001 and 725 shares
       in 2000                                          1,262,000         725,000
  Common stock, $0.01 par value;
   Authorized - 5,000,000 shares;
    Issued - 2,207,985 shares in 2001 and
      2,142,985 shares in 2000                             22,080          21,430
  Additional paid-in-capital                            3,923,560       3,817,608
  Accumulated deficit                                  (2,014,495)     (1,846,627)
  Treasury stock - 115,184 shares in 2001 and
                                              2000       (340,530)       (340,530)
  Accumulated other comprehensive loss,
    unrealized losses on securities available
    for sale, net                                        (217,043)       (334,599)
                                                     ------------    ------------

     Total Stockholders' Equity                         2,635,572       2,042,282
                                                     ------------    ------------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                            47,799,287    $ 47,670,653
                                                     ============    ============



The accompanying notes are an integral part of the consolidated financial statements.
                                                                               4

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                For the Periods Ended September 30, 2001 and 2000
                                   (Unaudited)

                                                     For the Three Month                      For the Nine Month
                                                        Period Ended                             Period Ended
                                                   2001                2000                2001                2000
Interest income:

  Interest and fees on loans                    $  824,811          $  784,816          $2,455,397          $2,268,989
  Interest on securities:
   U.S. Government agencies                        172,907              36,303             262,235             108,399
   Other securities                                 15,507              22,189              48,635              55,940
  Interest on federal funds and other                1,451                 510              22,968               1,375
                                                ----------          ----------          ----------          ----------
     Total interest income                       1,014,676             843,818           2,789,235           2,434,703
                                                ----------          ----------          ----------          ----------

Interest expense:
  Interest on deposits:
   Demand deposits                                  93,272             159,307             336,920             464,239
   Savings deposits                                  1,507               1,777               5,112               4,655
   Time deposits                                   281,773             285,200           1,016,400             738,143
   Short term borrowings                            27,773              61,188              69,585             162,271
   Long term borrowings                             13,436              25,177              47,303             106,069
                                                ----------          ----------          ----------          ----------
     Total interest expense                        417,761             532,649           1,475,320           1,475,377
                                                ----------          ----------          ----------          ----------
     Net interest income                           596,916             311,169           1,313,916             959,326
Provision for loan losses                           22,500              22,500              67,500              88,500
                                                ----------          ----------          ----------          ----------
     Net interest income after
       provision for loan losses                   574,416             288,669           1,246,416             870,826

Other income:
  Loan origination and other fees                  357,740             342,091           1,481,156             647,285
  Loan servicing and subservicing fees             198,445             292,928           1,529,714             684,073
  Gain on sale of mortgage loans                    19,404              17,976              50,264              37,241
  Merchant banking/ BIDCO income                      --                  --                  --               234,739
  Insurance and investment fee income               16,896              16,083              66,202              58,160
  Deposit service charges and fees                  25,047              14,729              60,256              47,516
  Net security gains (losses)                         --                20,625                --                24,126
  Other                                             21,605              40,935              60,589              62,966
                                                ----------          ----------          ----------          ----------
     Total other income                            639,137             745,367           3,248,181           1,796,106
                                                ----------          ----------          ----------          ----------

                                   -Continued-

                           UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                            Consolidated Statements of Operations
                         For the Periods Ended September 30, 2001 and 2000
                                          (Unaudited)

                                                   For the Three Month               For the Nine Month
                                                      Period Ended                      Period Ended
                                                 2001              2000             2001             2000
Other expenses:

  Salaries and benefits                      $   793,519       $   468,122      $ 2,598,066       $ 1,395,552
  Legal and audit expense                         15,034            49,009           83,648           299,640
  Occupancy, net                                  99,971            66,532          348,470           224,389
  Data processing and equipment
      expense                                     52,851            86,998          207,947           248,308
  Consulting fees                                 42,472            52,983          189,357           145,998
  Advertising                                     28,775            17,388           80,889            70,223
  Supplies and postage                            78,480            34,364          283,660           122,456
  Servicing rights amortization                  225,550            26,421          298,821            85,361
  Mortgage banking expense                        28,470            41,159           63,720           134,987
  Travel and entertainment                        19,742             4,974           84,991            41,504
  Insurance                                       19,392            21,963           65,582            76,892
  Other operating expenses                        13,747           161,112          312,113           359,934
                                             -----------       -----------      -----------       -----------
     Total other expenses                      1,418,003         1,031,025        4,617,264         3,205,244
                                             -----------       -----------      -----------       -----------
Income (loss) before income taxes               (204,450)            3,011         (122,667)         (538,312)

Income tax expense (benefit)                                          (752)                             4,294
                                             -----------       -----------      -----------       -----------
    Net Income (loss)                        $  (204,450)      $     3,763      $  (122,667)      $  (542,606)
                                             ===========       ===========      ===========       ===========

     Preferred stock dividends                    17,950                             45,201
                                             -----------       -----------      -----------       -----------
     Net income (loss) available to
common shareholders                          $  (222,400)      $     3,763      $  (167,868)      $  (542,606)
                                             ===========       ===========      ===========       ===========

Basic and diluted loss per common share      $     (0.11)      $      0.00      $     (0.08)      $     (0.27)
                                             ===========       ===========      ===========       ===========

Weighted average shares outstanding            2,092,312         2,027,801        2,061,233         2,026,378
                                             ===========       ===========      ===========       ===========


   The accompanying notes are an integral part of the consolidated financial statements.

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                For the Periods Ended September 30, 2001 and 2000
                                   (Unaudited)

                                                                For the Three Month             For the Nine Month
                                                                    Period Ended                   Period Ended
                                                                2001            2000            2001           2000
                                                       ----------------------------------------------------------------
Net income (loss)                                             ($204,450)          $3,763     ($122,667)     ($542,606)
Other comprehensive income (loss):
          Unrealized gains/(losses) on securities
            available for sale                                  $230,081       ($16,781)        117,556       (67,365)
          Less:  reclassification adjustment
            for accumulated losses/(gains)
            included in net income (loss)                                      ($20,625)                      (24,126)
                                                       ----------------------------------------------------------------
         Other comprehensive income/(loss),
                before tax effect                                230,081        (37,406)        117,556       (91,491)
         Income tax expense (benefit)
         Other comprehensive income (loss),
                net of tax                                       230,081        (37,406)        117,556       (91,491)
                                                       ----------------------------------------------------------------
Comprehensive loss                                               $25,631       ($29,348)       ($5,111)     ($629,803)
                                                       ================================================================

   The accompanying notes are an integral part of the consolidated financial statements.

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
          For the three month periods ended September 30, 2001 and 2000
                                   (Unaudited)

                                                                    2001              2000
Cash flow from operating activities:
Net income (loss)                                               $  (122,667)      $  (542,607)
Adjustments to reconcile net income (loss)
                  to net cash from Operating Activities:
    Depreciation                                                    141,693           183,896
    Amortization                                                    326,945           160,361
    Provision for loan losses                                        67,500            88,500
    Net gain on mortgage loan sales                                 (30,860)          (37,241)
    Net (accretion) on investment securities                       (262,168)          (85,129)
    Net gain on sale of securities available for
         sale                                                          --             (24,126)
    Change in:
      Minority interest                                              16,851            59,075
      Mortgage servicing rights                                    (190,960)          (42,497)
      Real estate owned                                              66,736           330,154
      Accounts receivable                                         1,130,148          (219,154)
      Accounts payable                                             (808,506)          (88,909)
      Accrued interest receivable                                    50,113           (64,573)
      Accrued interest payable                                     (186,458)           78,834
      Other assets                                                  (30,335)         (172,412)
      Other liabilities                                            (186,664)          300,573
                                                                -----------------------------
       Net cash used in operating activities                        (18,632)          (75,255)
                                                                -----------------------------

    Cash flow from investing activities:
      Purchase of securities available for sale                        --             (37,500)
      Proceeds from sales of securities available for sale             --             161,626
      Proceeds from maturities and pay downs of securities
         available for sale                                             472             2,976
      Net change in market value of Michigan BIDCO equity
         investments                                                   --             197,302
      Loans granted, net of repayments                           (1,314,977)       (3,335,760)
      Decrease in Investment in Michigan BIDCO, Inc.                380,157              --
      Premises and equipment expenditures                          (520,065)         (162,223)
                                                                -----------------------------
       Net cash used in investing activities                     (1,454,413)       (3,173,579)
                                                                -----------------------------

    Cash flow used in financing activities:
      Net increase in deposits                                    1,412,720         3,504,417
      Net increase (decrease) in short term borrowings             (706,491)          230,434
      Principal payments on long term borrowings                   (127,822)         (168,000)


                                   -Continued-

                                                            2001              2000

   Issuance of long term borrowings                          76,280            60,000
   Issuance of preferred stock                              537,000               150
   Issuance of common stock                                 106,602            31,100
                                                        -----------       -----------
    Net cash provided by financing activities             1,298,289         3,658,101
                                                        -----------       -----------

       Net change in cash and cash equivalents             (174,756)          409,267
Cash and cash equivalents:
  Beginning of period                                     2,546,620         1,551,320
                                                        -----------       -----------
  End of period                                         $ 2,371,864       $ 1,960,587
                                                        ===========       ===========

 Supplemental disclosure of cash flow information:
   Cash paid for interest                               $ 1,659,033       $ 1,433,781
   Income taxes                                         $      --         $      --



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

         Earnings per share are calculated based on the weighted average number of common shares outstanding during each period as follows: 2,092,312 and 2,027,801 for the three months ended September 30, 2001 and 2000, respectively; 2,061,233 and 2,026,378 shares for the nine months ended September 30, 2001 and 2000, respectively. Stock options are considered anti-dilutive for 2001 and 2000, therefore, are not included in earnings per share calculations.

(2) Investment Securities

         The Bank's available-for-sale securities portfolio at September 30, 2001 had a net unrealized loss of approximately $217,000 as compared with a net unrealized loss of approximately $335,000 at December 31, 2000.

Securities available for sale at September 30, 2001:

($ in thousands)                                                      Gross            Gross
                                                   Amortized       Unrealized       Unrealized          Fair
                                                     Cost             Gains           Losses            Value
                                                ---------------- ---------------- ---------------- ----------------
U.S. agency mortgage-backed                        $      2,015      $         -     $      (168)     $      1,847
U.S. Treasury                                               526                -             (49)              477
                                                -------------------------------------------------------------------
   Total                                           $      2,541      $         -     $      (217)     $      2,324
                                                ===================================================================

Securities available-for-sale at December 31, 2000

($ in thousands)                                                      Gross            Gross
                                                   Amortized       Unrealized       Unrealized          Fair
                                                     Cost             Gains           Losses            Value
                                                ---------------- ---------------- ---------------- ----------------
U.S. agency mortgage-backed                         $     1,774      $         -     $      (293)     $      1,481
U.S. Treasury                                               506                -             (42)              464
                                                -------------------------------------------------------------------
   Total                                            $     2,280      $         -     $      (335)     $      1,945
                                                ===================================================================

         Subsequent to September 30, 2001, the U.S. Treasury with an unrealized loss at September 30, 2001 of $49,000 was sold for a $12,000 profit. A shorter term Treasury bond was purchased to decrease the risk in the Bank's investment portfolio.

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

SUMMARY

         For the three months ended September 30, 2001, the Company had net loss of $204,450 compared to net income of $3,763 for the three months ended September 30, 2000. The loss was principally the result of a $224,175 special impairment charge to write-down the value of Midwest Loan Services' mortgage servicing rights portfolio during the third quarter of 2001. Net interest income increased to $596,916 the 2001 period from $311,169 in the 2000 period, and other income decreased to $639,137 the 2001 period from $745,367 in the 2000 period. Operating expenses increased to $1,418,003 in the 2001 period from $1,031,025 in the 2000 period. Basic and diluted net loss per common share in the three months ended September 30, 2001 was $(0.11), compared to ($0.00) for the three months ended September 30, 2000.

         For the nine months ended September 30, 2001, a net loss of $122,667 was incurred versus a net loss of $542,606 in the same period in 2000. As in the three-month period, the loss was principally the result of a $224,175 special impairment charge to write-down the value of Midwest Loan Services' mortgage servicing rights portfolio during the third quarter of 2001. Net interest income increased to $1,313,916 in the 2001 period from $959,326 in the 2000 period. Other income was $3,248,181 in the 2001 period versus $1,796,106 in the 2000 period. Operating expenses increased to $4,617,264 in the 2001 period from $3,205,244 in the 2000 period. Basic and diluted net loss per share in the nine months ended September 30, 2001 was $(0.08), compared to a net loss of ($0.27) for the nine months ended September 30, 2000.

         The following table summarizes the pre-tax income (loss) of each profit center of the Company for the for the three and nine months ended September 30, 2001(in thousands):

                                                      Three Months        Nine months
         Community Banking                            $         87        $      (315)
         Midwest Loan Services                                (327)               274
         Corporate Office                                       35                (82)
                                                    -----------------------------------
         Total                                        $       (205)       $      (123)
                                                    ===================================

         Pre-tax income (loss) summary for the three and nine months ended September 30, 2000:

                                                                  Three Months    Nine months
         Community Banking                                       $       (142)    $     (819)
         Midwest Loan Services                                            187            273
         Merchant Banking (Michigan BIDCO)                                  -            114
         Corporate Office                                                 (41)          (111)
                                                               -------------------------------
         Total                                                   $          4     $     (543)
                                                               ===============================

RESULTS OF OPERATIONS

Net Interest Income

         Net interest income increased to $596,916 for the three months ended September 30, 2001 from $311,169 for the three months ended September 30, 2000. Net interest income rose from the year ago period as a result of a higher net yield on interest earning assets. The yield on interest earning assets increased from 9.19% in the 2000 period to 10.17% in the 2001 period. The cost of interest bearing liabilities decreased from 5.72% in the 2000 period to 4.17% in the 2001 period. Net interest income as a percentage of total average earning assets increased from 3.39% to 5.98% in 2001.


         Net interest income increased to $1,313,916 for the nine months ended September 30, 2001 from $959,326 for the nine months ended September 30, 2000. As in the three month period noted above, net interest income for the nine months in 2001 rose from the previous period because of a higher net yield on interest earning assets. The yield on interest earning assets increased from 9.08% in the 2000 period to 9.32% in the 2001 period. The cost of interest bearing liabilities decreased from 5.34% for the 2000 period to 4.93% for the nine months ended September 30, 2001. Net interest income as a percentage of total average earning assets increased from 3.58% to 4.39%.


Interest income

         Interest income increased to $1,014,677 in the quarter ended September 30, 2001 from $843,818 in the quarter ended September 30, 2000. The average volume of interest earning assets increased to $40,033,601 in the 2001 period from $36,837,789 in the 2000 period, an increase of 8.7%. Despite a declining interest rate environment during the third quarter in 2001, the yield on interest bearing assets rose from 9.19% in 2000 to 10.17% in 2001. The increase was due to income earned on the securities portfolio. During the third quarter of 2001, this portfolio yielded a rate of 26.19%. The yield resulted from accelerated income recognized on a collateralized mortgage obligation. As the interest rates declined, the expected duration period for this bond was shortened from over 6 years to 4 years. The decrease in average expected duration stimulated an accelerated accretion of the bond discount.

Generally, the yield on other interest bearing assets declined in response to the rate environment.

         Interest income increased to $2,789,235 in the nine months ended September 30, 2001 from $2,434,703 in the nine months ended September 30, 2000. The average volume of interest earning assets increased to $39,991,896 in the 2001 period from $35,848,754 in the 2000 period, an increase of 11.5%. The overall yield on the loan portfolio increased to 9.32% from 9.08%, despite a declining interest rate during 2001. As in the third quarter, the overall yield on the interest bearing assets increased in 2001 from 2000 due the accelerated income on the bond portfolio.

Interest Expense

                  Interest expense decreased to $417,761 in the three months ended September 30, 2001 from $532,649 in the 2000 period. The decrease was due to a drop in the yield in 2001 to 4.14% from 5.72% in 2000, mitigated by an increase in interest bearing liabilities. The yield declined as the interest rate liabilities re-priced in the declining rate environment occurring in 2001. The average volume of interest bearing liabilities increased to $40,199,598 in 2001 from $37,375,109 in 2000.

         Interest expense decreased slightly to $1,475,320 in the nine months ended September 30, 2001 from $1,475,377 in the 2000 period. The decrease was due to a lower yield on the interest rate liabilities mitigated by an increase in volume. The yield dropped to 4.92% in 2001 from 5.34% in 2000. As rates dropped in 2001, the liabilities re-priced at rates lower than in 2000. The volume of interest rate liabilities increased to $40,014,903 in 2001 from $36,940,498 in 2000. The increase in volume primarily occurred in time deposits. At September 30, 2001, the Company had $9,967,000 of brokered time deposits, 25% of total deposits. To reduce the dependency on these higher cost funds, management has implemented a plan to increase core deposits from individuals and businesses. It is intended that the percentage of brokered time deposits will reduce over the next year.

AVERAGE BALANCE SHEET AND INTEREST MARGIN ANALYSIS

         The following tables summarize average balances, revenues from earning assets, expenses of interest bearing liabilities, their associated yield or cost and the net return on earning assets for the three and nine months ended September 30, 2001 and 2000.

                                                     Three Months Ended                        Three Months Ended
                                                        September 30,                              September 30,
                                    -----------------------------------------------  ----------------------------------------
                                                            2001                                        2000
                                    -----------------------------------------------  ----------------------------------------
                                         Average           Interest        Average       Average         Interest    Average
                                                                            Yield                                     Yield
                                         Balance           Inc(Exp)          (1)         Balance         Inc(Exp)       (1)
Interest Earning Assets:
        Loans:

           Commercial                 $ 15,857,311       $    369,804        9.35%   $ 13,401,989       $    328,347    9.83%
           Real Estate                  16,605,624            325,999        7.87%     15,170,382            340,402    9.00%
           Installment/Consumer          4,527,998            129,008       11.43%      4,728,843            116,067    9.84%
                                     ---------------------------------               --------------------------------
        Total Loans                     36,990,933            824,811        8.94%     33,301,214            784,816    9.45%
        Investment Securities            2,885,254            188,414       26.19%      3,479,129             58,492    6.74%
        Federal Funds & Bank Deposits      157,414              1,451        3.70%         57,446                510    3.56%
                                     ---------------------------------               --------------------------------
         Total Interest Bearing
           Assets                       40,033,601          1,014,676       10.17%     36,837,789            843,818    9.19%
                                     ---------------------------------               --------------------------------
Interest Bearing Liabilities:
        Deposit Accounts:
           Demand                        4,210,377             16,456        1.57%      2,794,612             19,144    2.75%
           Savings                         351,892              1,507        1.72%        353,503              1,777    2.02%
           Time                         21,515,665            281,773        5.25%     17,703,268            285,199    6.46%
           Money Market Accts           10,873,333             76,816        2.83%     11,837,473            140,164    4.75%
           Short-term borrowings         2,357,602             27,773        4.73%      3,649,753             61,188    6.72%
           Long-term borrowings            890,729             13,436        6.05%      1,036,500             25,177    9.74%
                                     ---------------------------------               --------------------------------
            Total Interest Bearing
                Liabilities             40,199,598            417,761        4.17%     37,375,109            532,649    5.72%
                                     ---------------------------------               --------------------------------

Net Earning Assets, net interest
   income, and interest rate spread   $   (165,997)      $    596,916        6.00%   $   (537,320)      $    311,169    3.47%

Net yield on interest-earning assets                                         5.98%                                      3.39%

(1) Yield is annualized.

                                                           Nine Months Ended                         Nine Months Ended
                                                             September 30,                              September 30,
                                            ---------------------------------------------  ----------------------------------------
                                                                  2001                                      2000
                                            ---------------------------------------------  ----------------------------------------
                                                 Average         Interest    Average         Average         Interest    Average
                                                                              Yield                                       Yield
                                                 Balance         Inc(Exp)      (1)           Balance         Inc(Exp)       (1)
Interest Earning Assets:
     Loans:
        Commercial                             $15,552,429     $1,111,936      9.56%     $  13,251,665      $  973,700      9.82%
        Real Estate                             16,043,827        972,979      8.11%        14,443,749         948,380      8.78%
        Installment/Consumer                     4,879,119        370,482     10.15%         4,629,632         346,909      10.02%
                                               -----------     ----------                -------------      ----------
Total Loans                                     36,475,375      2,455,397      9.00%        32,325,046       2,268,989      9.38%
     Investment Securities                       2,842,687        310,870     14.62%         3,474,009         164,339      6.32%
     Federal Funds & Bank
        Deposits                                   673,834         22,968      4.56%            49,669           1,375      3.70%
                                               -----------     ----------                -------------      ----------
       Total Interest Bearing
         Assets                                 39,991,896      2,789,235      9.32%        35,848,724       2,434,703      9.08%
                                               -----------     ----------                -------------      ----------
Interest Bearing Liabilities:
     Deposit Accounts:
        Demand                                   3,270,771         58,209      2.38%         2,899,751          60,627      2.80%
        Savings                                    359,186          5,112      1.90%           310,326           4,655      2.01%
        Time                                    23,458,076      1,016,400      5.79%        15,958,714         738,143      6.18%
        Money Market Accts                      10,314,021        278,711      3.61%        12,644,009         403,612      4.27%
        Short-term borrowings                    1,699,141         69,585      5.48%         3,472,609         162,271      6.25%
         Long-term borrowings                      913,708         47,303      6.92%         1,655,089         106,069      8.57%
                                               -----------     ----------                -------------      ----------
          Total Interest Bearing
               Liabilities                      40,014,903      1,475,320      4.93%        36,940,498       1,475,377      5.34%
                                               -----------     ----------                -------------      ----------
Net Earning Assets, net interest
   income, and interest rate spread            $  (23,007)     $1,313,916      4.40%     $ (1,091,774)      $  959,326      3.74%

Net yield on interest-earning assets                                           4.39%                                        3.58%

(1) Yield is annualized.

Allowance for Loan Losses

         The provision to the allowance for loan loss was $67,500 for the nine months ended September 30, 2001. In the nine month period ended September 30,2000, the provision was $88,500. The Bank went from net charge-offs of $86,867 for the nine month period ended September 30,2000 to net charge-offs of $26,630 for the same period in 2001. Illustrated below is the activity within the allowance for the nine month period ended September 30, 2001 and 2000, respectively.


                                                                      2001            2000
                                                                      ----            ----
Balance, January 1                                               $ 562,997       $ 532,585
Provision for loan losses                                           67,500          88,500
Loan charge-offs                                                   (43,942)       (144,036)
Recoveries                                                          17,312          57,169
                                                        ------------------- ---------------
Balance, September 30                                            $ 603,867       $ 534,218
                                                        =================== ===============


                                                          At September 30, 2001       At December 31, 2000
                                                          ---------------------       --------------------

Total loans (1)                                                     $35,005,212                $36,206,544
Reserve for loan losses                                                $603,867                   $562,997
Reserve/Loans % (1)                                                       1.73%                      1.55%

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

The following schedule summarizes the Company's non-performing assets for the periods indicated:


                                                   At September 30, 2001          At December 31, 2000
                                                   ---------------------          --------------------
Past due 90 days and over
and still accruing (1):
  Real estate                                               $380,000                       $457,486
  Installment                                                      -                          4,059
  Commercial                                                       -                        158,299
                                                    -----------------         ----------------------
    Subtotal                                                 380,000                        619,844
Non-accrual loans (1):
  Real estate                                                174,294                         72,375
  Installment                                                      -                              -
  Commercial                                                       -                              -
                                                    -----------------         ----------------------
    Subtotal                                                 174,294                         72,375

Other real estate owned                                      274,145                        340,881
                                                    -----------------         ----------------------

Total non-performing                                        $828,439                     $1,033,100
                                                    =================         ======================


Ratio of non-performing to total loans (1)                     2.37%                          2.85%
                                                    =================         ======================


Ratio of loans past due over 90 days and
non-accrual loans to loan loss reserve                           92%                           123%
                                                    =================         ======================


(1) Excludes loans held for sale which are valued at fair market value.

         During 2001, management directed lending personnel to focus on reducing delinquencies and act proactively in light of a possible recession. If the current economic slowdown becomes a recession, loan delinquencies would likely increase, negatively impacting net interest income.

         Other real estate owned at September 30, 2001 December 31, 2000 includes a commercial development site in Sault Ste. Marie, Michigan, which based on a recent appraisal, management believes has a fair market value more than its carrying cost of $200,000 at September 30, 2001. The Bank executed an agreement to sell the property to a commercial developer who is planning a major development on the site. The purchase price will be determined by averaging two new appraisals.

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

Non-Interest Income

         Total non-interest income decreased to $639,137, for the three months ended September 30, 2001 from $745,367 for the three months ended September 30,2000. The significant decrease was primarily due to decreased loan servicing and sub-servicing fees and other loan set-up fees resulting from the decreased servicing and sub-servicing portfolios at Midwest Loan Services.

      Total non-interest income increased to $3,248,181 for the nine months ended September 30, 2001 from $1,796,106 for the nine months ended September 30, 2000. The increase was principally a result of increases in loan origination and loan sub-servicing fee income at Midwest Loan Services. During the second quarter, Midwest's largest customer, the mortgage division of one of the top five mortgage firms on Wall Street, decided to significantly scale back the amount of business it was providing to Midwest. As of July 1, 2001, 18,500 loans or 95% of the mortgages sub-serviced by Midwest for this customer had been transferred to other sub-servicers including a subsidiary of this Wall Street firm. As of July 1, 2001, Midwest was sub-servicing approximately 5,600 loans, including 1,000 for this customer.

      Midwest has been increasing its emphasis on mortgage loan originations through its credit union customers. In the first quarter of 2001, Midwest originated an average of 26 loans per month. This has increased to an average of 100 loans per month. Management of Midwest expects to be able to replace a substantial portion of the monthly revenue lost from the decreased business from the Wall Street firm with fee income from mortgage originations from its credit union focused Members for Life mortgage origination program. The Wall Street firm generated an average of $154,000 in revenue per month for Midwest in the first quarter of 2001, and an average $209,000 in revenue per month for Midwest in the second quarter of 2001.

         Michigan BIDCO. In May 2000, the BIDCO converted or redeemed all outstanding bonds into common stock of Michigan BIDCO, thus diluting the Company's ownership to 28.8%. The BIDCO has agreed to repurchase the shares held by University Bank, but is awaiting regulatory approval to do so. Management of the Bank and BIDCO has already approved the transaction.

Non-Interest Expense

Non-interest expense increased to $1,418,003 in the three months ended September 30, 2001 from $1,031,025 for the three months ended September 30, 2000. The increase was primarily the result of a special $224,175 impairment charge for Midwest Loan Services' mortgage servicing rights portfolio due to the decline in long-term interest rates and increased operational expenses, principally personnel costs, at Midwest Loan Services due to the increased mortgage origination volume. At September 30, 2001, the Bank and Midwest owned the rights to service mortgages for Freddie Mac, Fannie Mae and other institutions, most of which was owned by Midwest Loan Services, and the remainder by the Bank. The carrying value of these servicing rights was $474,349 at September 30, 2001. For the three months ended September 31, 2001, servicing rights amortization totaled $225,550 as compared to $26,421 for the same period in 2000. Based on recent comparable sales and indications of market value from industry brokers, management believes that the current market value of the Bank's portfolio of mortgage servicing rights approximates cost. Market interest rate conditions can quickly affect the value of mortgage servicing rights in a positive or negative fashion, as long-term interest rates rise and fall. The amortization of these rights is based upon the level of principal pay-downs received from respective mortgage loan customers of Midwest and the Bank.

         The increased expenses at Midwest more than offset cost control efforts in other areas at the Bank.

         Non-interest expense increased to $4,617,264 in the nine months ended September 30, 2001 from $3,205,244 for the nine months ended September 30, 2000. The increase was primarily the result of increased operational expenses at Midwest Loan Services, which more than offset cost control efforts in other areas at the Bank.

         Non-interest operating expense for the parent company decreased to $(35,078) for the three month 2001 period from $43,109 for the 2000 period. The net credit in 2001 resulted from the adjustment to goodwill amortization. In 2001, the goodwill recorded in the last quarter of 2000 was revised downward to reflect expenses borne by the sellers of Midwest.

         Non-interest operating expense for the parent company decreased to $82,088 for the nine month period September 30, 2001 from $111,435 for the same period in 2000. The decrease in 2001 resulted primarily from the adjustment of amortization of goodwill. Otherwise, expenses were higher in 2001 as compared with 2000 due to the parent company issuing shares of common stock to a key executive of the Bank as a hiring bonus.


         Internet Banking. The Bank has developed an internet banking product and is currently completing compliance testing to make the product available to customers.

Capital Resources

         The table below sets forth the Bank's risk based assets, capital ratios and risk-based capital ratios of the Bank. At September 30, 2001, the Bank was considered "well-capitalized".

                                                                      Allocation by Risk Weight Category
                                                          Items not
Balance Sheet Asset Categories                           Subject to
                                          Total Assets    Weighting        0%          20%        50%         100%
                                          ------------    ---------        --          ---        ---         ----

   Cash and Balances due from
      Depository Institutions              2,372              --         396         1,976          --           --
   Available-for-sale
     Securities                            2,324            (217)        526         2,015          --           --
   Loan Held for Sale                      2,788              --                        --       2,718           70
   Loans                                  35,005              --         139            --      12,511       22,355
   Allowance for loan losses                (604)           (604)         --            --          --           --
   All Other Assets                        6,412              47          --           848          --        4,670
                                          -------------------------------------------------------------------------
   Total Assets                           47,450            (774)        922         4,978      15,229       27,095
                                          =========================================================================

      TOTAL AVERAGE ASSETS
      Average Total Assets for Leverage Capital Purposes                                 46,622
      Other identifiable Intangible Assets                                                  (47)
                                                                                ---------------
      Total Average Assets                                                               46,575
                                                                                ===============
                                                                                         35,548
      Total Risk-Based Assets

            TIER 1 CAPITAL
      Total  Equity Capital                                                               2,870
      Unrealized losses on available-for-Sale Securities                                    217
      Minority Interest                                                                     300
      Other identifiable Intangible Assets                                                  (47)
                                                                                ---------------
      Total Tier 1 Capital                                                                3,340

            TIER 2 CAPITAL
      Allowance for loans & Lease losses                                                    604
      Less: Excess Allowance                                                               (158)
                                                                                ---------------
      Total Tier 2 Capital                                                                  446
                                                                                ---------------
      Total Tier 1 & Tier 2 Capital                                                       3,786

                   CAPITAL RATIOS
      Tier 1/Total Average Assets                                                          7.17%
      Tier 1/Total Risk-Weighted Assets                                                    9.40%
      Tier 1 & 2/Total Risk-Weighted Assets                                               10.65%


Liquidity

         Bank Liquidity. The Bank's primary sources of liquidity are customer deposits, scheduled amortization and prepayments of loan principal, cash flow from operations, maturities of various investments, borrowings from correspondent lenders secured by securities, residential mortgage loans and/or commercial loans. In addition, the Bank invests in overnight federal funds. At September 30, 2001, the Bank had cash and cash equivalents of $2,371,864. The Bank has a $6,500,000 line of credit secured by investment securities and residential mortgage loans and a $2,300,000 line of credit secured by commercial loans. In order to bolster liquidity from time to time, the Bank also sells brokered time deposits. At September 30, 2001, the Bank had $9.9 million of these deposits outstanding.

         Parent Company Liquidity. In an effort to maintain the Bank's Tier 1 capital to assets ratio above 7% and to increase capital through retained earnings, management does not expect that the Bank will pay dividends to the Company during 2001 or 2002. Management intends to raise additional capital through a stock rights offering currently under way. This capital is needed for the Company's operating expenses and for the expected principal reductions on the Company's long-term borrowings. These borrowings totaled $874,588 and $926,130 at September 30, 2001 at December 31, 2000, respectively. Long-term borrowings at September 30, 2001 also include $184,082 of equity conversion notes of the Company that were converted into common stock on October 30, 2001 pursuant to the Company's rights offering.

         The Company also has authorized 500,000 shares of preferred stock with a liquidation value of $1,000. 725 shares or $725,000 was issued in November 2000 to help boost capital levels, and another 300 shares or $300,000 was issued in March 2001 and contributed to University Bank. Year-to-date through September 30, 2001, 537 shares of preferred stock were issued. These shares are 6% cumulative, non-voting, and convertible into common stock of the Company. These shares were converted into common stock on October 30, 2001 pursuant to the Company's rights offering.


Impact of Inflation

         The primary impact of inflation on the Company's operations is reflected in increased operating costs. Since the assets and liabilities of the Company are primarily monetary in nature, changes in interest rates have a more significant impact on the Company's performance than the general effects of inflation. However, to the extent that inflation affects interest rates, it also affects the net income of the Company.
                                                                              22

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

         Falling long term and short term interest rates tend to decrease the value of Midwest Loan Services' investment in mortgage servicing rights and decrease Midwest Loan Services' current return on such rights by increasing prepayments, by increasing amortization rates on the rights, and in some cases, by impairment of the rights. Falling interest rates tends to increase new mortgage origination activity, positively impacting current income from the retail mortgage banking operations of the Bank and Midwest Loan Services. Falling interest rates also increases Midwest Loan Services' rate of growth of new subservicing contracts, but decreases the duration of its existing sub-servicing contracts.

     The Bank performs a static gap analysis that has limited value as a simulation because of competitive and other influences that are beyond the control of the Bank. The table on the following page details the Bank's interest sensitivity gap between interest-earning assets and interest-bearing liabilities at September 30, 2001. The table is based upon various assumptions of management that may not necessarily reflect future experience. As a result, certain assets and liabilities indicated in the table as maturing or re-pricing within a stated period may, in fact, mature or re-price in other periods or at different volumes. The one-year static gap position at September 30, 2001 was estimated to be ($18,039,000) or (38.02)%.

                                 UNIVERSITY BANK
           Asset/Liability Position Analysis as of September 30, 2001
                          (Dollar amount in Thousand's)


                            Maturing or Re-pricing in

                                         3 Months   91 Days to          1 - 3         3 - 5       Over 5      ALL
ASSETS                                   or Less        1 Year          Years         Years        Years      Other        Total
-----                                    -------        ------          -----         -----        -----      -----        -----
    Fed Funds                                                -              -             -            -            -            -
    Loans - Net                           9,990          4,309          9,334         9,150        4,836         (604)      37,015
    Non-Accrual Loans                                        -              -             -            -          174          174
    Securities                                -              -              -             -        3,173            -        3,173
    Other Assets                              -            753              -             -            -        3,963        4,716
    Cash and Due from Banks                  69              -              -             -            -        2,303        2,372
                                        --------------------------------------------------------------------------------------------
      TOTAL ASSETS                       10,059          5,062          9,334         9,150        8,009        5,836       47,450
                                        --------------------------------------------------------------------------------------------

LIABILITIES
-----------
    CD's under $100,000                   6,979          7,563          1,253           126          261            -       16,182
    CD's over $100,000                    1,339          2,864            538                        113            -        4,854
    MMDA                                  5,447          5,447              -             -            -            -       10,893
    NOW                                       -              -          3,534             -            -            -        3,534
    Demand and Escrow                         -              -                            -            -        3,763        3,763
    Savings                                   -              -            373             -            -            -          373
    Other Borrowings                      3,387            135             93             -            -            -        3,615
    Other Liabilities                                -                                    -            -        1,366        1,366
    Equity                                    -              -              -             -            -        2,870        2,870
                                        --------------------------------------------------------------------------------------------
      TOTAL LIABILITIES                  17,152         16,009          5,791           126          374        7,999       47,450
                                        --------------------------------------------------------------------------------------------


              GAP                        (7,093)       (10,947)         3,543         9,024        7,635       (2,163)           -
                                        ============================================================================================

              CUMULATIVE
              GAP                        (7,093)       (18,039)       (14,496)       (5,472)       2,163            -
                                        ====================================================================================

              GAP
              PERCENTAGE                 -14.95%        -38.02%        -30.55%       -11.53%        4.56%        0.00%
                                        ====================================================================================



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

                     UNIVERSITY BANCORP, INC. (PARENT ONLY)
                            Condensed Balance Sheets
                      September 30, 2001 December 31, 2000



                                                                        (Unaudited)
                                                                        September 30              December 31,
                                                                            2001                      2000
                                                                   -----------------------  -------------------------

ASSETS
Cash and cash equivalents                                          $                1,740   $                 15,860
Securities available for sale                                                         233                        233
Investment in University Bank                                                   2,870,127                  2,493,426
Investment in Michigan BIDCO                                                      143,809                     77,157
Goodwill, net                                                                      67,908                    139,412
Receivable from University Bank                                                   286,196                    149,572
Prepaid expenses                                                                  136,126                     57,602
Other assets                                                                        1,000                      1,000
                                                                   -----------------------  -------------------------
   Total Assets                                                    $            3,507,139   $              2,934,262
                                                                   =======================  =========================

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable                                                      $              647,082   $                562,000
Accounts payable                                                                  159,784                    318,601
Accrued interest payable                                                           18,567                     11,379
Other liabilities                                                                  46,134                          0
                                                                   -----------------------  -------------------------
   Total Liabilities                                                              871,567                    891,980
Stockholders Equity                                                             2,635,572                  2,042,282
                                                                   -----------------------  -------------------------
   Total Liabilities and Stockholders Equity                       $            3,507,139   $              2,934,262
                                                                   =======================  =========================

                     UNIVERSITY BANCORP, INC. (PARENT ONLY)

                       Condensed Statements of Operations

                For the Periods Ended September 30, 2001 and 2000


                                                                For the Three Month                        For the Nine Month
                                                                  Period Ended                               Period Ended
                                                         2001                        2000              2001                 2000

   Dividends from subsidiary                                $             -   $             -    $             -    $            -
   Interest & dividends on investments                                    4             4,187                277             4,348
   Income from Michigan BIDCO                                             -                 -                  0             3,760
   Gain (loss) on sale of securities                                      -            20,625                  0            20,625
                                                            ----------------  ---------------    ----------------  ---------------

               Total Income                                               4            24,812                277            28,733
Expense:
   Interest                                                          13,436            25,177             47,303            64,445
   Compensation                                                         308                 -             31,508
   Goodwill amortization                                            (61,477)                -           (47,536)                 -
   Public listing                                                     6,907            12,604             20,672            25,300
   Legal, audit & consulting                                          3,796             4,654             26,524            19,455
   Other miscellaneous                                                1,952               674              3,617             2,235
                                                            ----------------  ----------------   ----------------  ---------------
               Total Expense                                        (35,078)           43,109             82,088           111,435

Income (loss) before federal income taxes
 (benefit) and equity in undistributed
    net income (loss) of subsidiaries                                35,082           (18,297)           (81,811)          (82,702)
Federal income taxes (benefit)                                            -                 -                  -                 -
                                                            ----------------  ----------------   ----------------  ---------------
Income (loss) before equity in
     undistributed net income of subsidiaries                        35,082           (18,297)           (81,811)          (82,702)
Equity in undistributed net income (loss)
     of subsidiaries.                                              (239,532)          (22,060)           (40,856)         (459,905)
                                                            ----------------  ----------------   ----------------  ---------------
Net income (loss)                                           $      (204,450)  $         3,763    $      (122,667)  $      (542,607)
                                                            ----------------  ----------------   ----------------  ---------------

Preferred stock dividends                                            17,950                 -             45,201                 -
                                                            ----------------  ----------------   ----------------  ---------------

                                                            $      (222,400)  $         3,763    $      (167,868)  $      (542,607)
                                                            ================  ================   ================  ===============

Basic and diluted income (loss)
   per common share                                         $         (0.11)  $          0.00    $         (0.08)  $         (0.27)
                                                            ================  ================   ================  ================


                     UNIVERSITY BANCORP, INC. (PARENT ONLY)
                        Condensed Statement of Cash Flows
          For the Nine month Periods Ended September 30, 2001 and 2000

                                                                                             2001             2000
                                                                                       ----------------- ----------------

    Cash flow from operating activities:
       Net loss                                                                         $       (122,667) $      (542,607)
       Reconciliation of net income (loss) to net cash used
         in operating activities:
       Gain on sale of securities                                                                                 (20,625)
       Amortization                                                                               71,504                -
       Decrease/(Increase) in other assets                                                       (78,528)          (6,984)
       Increase(Decrease) in other liabilities                                                   (33,139)          24,504
       Decrease(Increase) investment in Michigan BIDCO                                           (66,652)          (3,760)
       Decrease(Increase) investment in University Bank                                          (76,697)         459,905
                                                                                        ----------------  ---------------
          Net cash (used in) operating activities                                               (306,179)         (89,567)
                                                                                        ----------------  ---------------

    Cash flow from investing activities:
      Contributions of capital to University Bank                                               (300,000)               -
      Purchase of securities available for sale                                                        -          (37,500)
      Proceeds from sale of securities available for sale                                              -           58,125
                                                                                        ----------------  ---------------
        Net cash provided by (used in) investing                                                (300,000)         (20,625)
        activities
                                                                                        ----------------  ---------------

    Cash flow from financing activities:
      Principal payment on notes payable                                                        (127,822)         (99,000)
      Issuance of equity conversion notes                                                         76,280          121,000
      Proceeds from sale of preferred stock                                                      537,000                -
      Proceeds from sale of common stock                                                         106,601           31,250
                                                                                        ----------------  ---------------
          Net cash provided by financing activities                                              592,059           53,250
                                                                                        ----------------  ---------------

          Net change in cash and cash equivalents                                                (14,120)         (15,692)

      Cash and cash equivalents at beginning of period                                            15,860           15,834
                                                                                        ----------------  ---------------
      Cash and cash equivalents at end of period                                        $          1,740  $           142
                                                                                        ================  ===============

   Supplemental disclosure of cash flow information:
    Cash paid during the period for Interest                                            $         14,076  $        49,370


                                      SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     UNIVERSITY BANCORP, INC.

Date:    November 14, 2001                           /s/ Stephen Lange Ranzini
                                                     -------------------------
                                                     Stephen Lange Ranzini
                                                     President