Form 10-K
period 2001-12-31
UNIVERSITY BANCORP INC /DE/
filed 2002-04-01
CIK 811211

1

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                   for the fiscal year ended December 31, 2001
                                       OR
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
           For the transition period from ____________ to ___________

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes   X     No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The number of shares outstanding of the Registrant's Common Stock as of March 22,2002: 3,752,501 shares. The aggregate market value of the voting stock held by non-affiliates of the Registrant based on $0.73 per share, the average bid and asked price for the Registrant's Common Stock on March 22, 2002, as reported by NASDAQ, was approximately $686,315.

     * For purposes of this calculation shares of the Registrant held by directors and officers of the Registrant and by other affiliates have been excluded.

                               Page 1 of 87 pages
                 Exhibit index on sequentially numbered page 83




PART I.

Item 1. - Business

General

     University Bancorp, Inc. The Company is a Delaware corporation which operates as a bank holding company for its wholly-owned subsidiary, University Bank. The Company changed its name to `University Bancorp, Inc.' from `Newberry Bancorp, Inc.' in 1996, in order to better identify itself with the Bank.

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

     University Insurance & Investment Services. In 1996, University Bank established an insurance and investment products sales agency. This subsidiary of the Bank, called "University Insurance & Investment Services, Inc." (the Agency) is based in the Bank's Ann Arbor office. The Agency is licensed by the State of Michigan to sell insurance as agent for licensed insurance companies. A d/b/a of the Agency, University Insurance Center, commenced business in 1999, adding a full service property and casualty insurance agency offering insurance for homes, autos, apartments and businesses in addition to the original products which included life and health care insurance, annuities and mutual fund sales. Employees of the Agency are also licensed to sell investment products such as annuities and mutual funds, and the President of the Bank, who is also Chairman of the Agency, also offers broker-dealer investment services including money management through a clearing arrangement with Equitas America LLC and Pershing.

     Michigan BIDCO. In 1993, Stephen Lange Ranzini and Joseph Louis Ranzini founded BIDCO, which is a Business and Industrial Development Company, called Michigan BIDCO, Inc. The BIDCO is licensed by the Michigan Office of Financial and Insurance Services under the State of Michigan BIDCO program. Michigan BIDCO (formerly known as Northern Michigan BIDCO) invests in businesses in Michigan with the objective of fostering job growth and economic development. As a result of the recent buyout of the Bank's interest in the BIDCO, University Bancorp currently owns 6.10% of the BIDCO. The Bank also holds $600,000 of 7.5% cumulative preferred stock of the BIDCO.


     Northern Michigan Foundation. In 1995,Michigan BIDCO donated $225,000 to capitalize Northern Michigan Foundation, and in 1996, donated an additional $75,000 to the Foundation. The Foundation is an IRS-approved 501c(3) non-profit which is an intermediary lender to rural small businesses under the U.S. Department of Agriculture's Rural Economic Community Development Division's Intermediary Re-lending Program. The Foundation has the right to borrow a total of up to $2 million from the Intermediary Re-lending Program at 1% interest with a 30-year term because of a $300,000 donation received from Michigan BIDCO. Pursuant to a management services agreement with the BIDCO, the BIDCO and the Foundation share administrative staffs and offices, with the Foundation reimbursing the BIDCO for these management services.

     Varsity Funding. In 1995, University Bank established a mortgage-banking subsidiary, Varsity Funding, L.L.C. to specialize in the purchase and origination of impaired credit, or sub-prime quality, residential mortgages, for sale to non-U.S. government agency-backed mortgage conduits. In 1999, this subsidiary was sold to another financial institution and is no longer included with the current operations of the Bank.

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

Employees

     The Company employed 69 full-time equivalents as of March 22, 2002:

                  University Bank, Ann Arbor                28
                  Midwest Loan Services                     35
                  University Insurance & Investment          2

Properties

     The Bank owns a building in Ann Arbor, Michigan that is the Bank's main office.

     The Bank leases a site that includes a registered historic building in Ann Arbor, at the corner of Washtenaw Avenue and Stadium Boulevard as a multiple ATM drive-through location, a BIDCO office and an off-site storage facility. The minimum lease period ends May 2006 with two optional five-year extensions.

     The Bank leases an ATM location with an adjacent meeting room in Dexter, Michigan under a month-to-month lease. Additionally, the Bank leases space for another ATM at a location in Ann Arbor near the University of Michigan Campus. The minimum period of this lease ends December 2005.

     The Bank owns a former loan office in Sault Ste. Marie and such space is leased to an unrelated third-party. Management is in negotiations to sell this property.


     Midwest Loan Services leases an office in Houghton, Michigan under a year-to-year lease.

     The Company believes that the office facilities are adequate to support the anticipated level of future expansion of business.


Lines of Business

Deposit Products & Services

     University Bank offers traditional retail savings products and services to its customers. These include demand deposit and NOW interest-bearing checking accounts, money market deposit accounts, regular savings accounts and term deposit certificates ranging in maturity from three to three hundred months. The Bank also offers self-directed retirement accounts, free access to 24-Hour ATM machines, telephone banking, VISA debit cards and Gold VISA accounts. The Bank is also a member of MasterCard, but currently is not offering a MasterCard product. From time to time to raise liquidity, the Bank relies on brokers to sell CDs. At December 31, 2001, the Bank had approximately $11.0 million in CDs issued through brokers.
Lending Products

     University Bank offers a range of traditional lending products, including commercial small business loans, residential real estate mortgage loans, home equity loans, commercial real estate mortgage loans, consumer installment loans, and land development and construction loans.

Classifications of the loan portfolio as of December 31, 2001 are as follows:

                                       Amount Outstanding(1)        % of Total
    Commercial, Real Estate & Other             $15,088,956             43.1%
    Residential Construction                      2,683,594              7.7%
    Residential Real estate                      11,738,595             33.5%
    Residential Home equity                       4,805,407             13.7%
    Consumer                                        628,526              1.8%
    Credit Card                                      80,946              0.2%
    Gross Loans                                 $ 35,026,024            100.0%

(1) - Excludes loans held for sale.

     The Bank's loan portfolio is geographically concentrated in Ann Arbor and Washtenaw County, Michigan. The ability of individual loan customers to honor their debts is partially dependent on the local economy. The Ann Arbor area is primarily dependent on the education, healthcare, services, and manufacturing (automotive and other) industries.

     Most of the Bank's commercial loans are secured by commercial real estate. Commercial real estate loans have a loan to value ratio typically less than 80% at the time the loan is originated. In no cases is the loan to value ratio for commercial real estate loans greater than 85% (except for one SBA guaranteed loan which had a 90% loan to value ratio at the time of origination). The primary risk of commercial loans is that the area's economy declines and rents decrease while vacancy increases, thereby decreasing the value of the building. If the guarantor suffers a financial reverse, the Bank is then exposed to a loss.

     Residential loans typically have a loan to value ratio less than 80% at the time the loan is originated, unless the borrower's financial position is very strong, in which case a loan to value ratio of up to 90% is considered. To meet the Bank's goals for first time homebuyers, the Bank has originated a portfolio of 97% loan to value residential loans totaling about $3 million, although real estate prices in Washtenaw County where these loans were originated have been rising at 10-12% per year for two years in a row, and most of these loans were originated in 1998 and 1999. Home equity secured residential loans have loan to value ratios of less than 90% at time of origination in the case of fixed rate fully-amortizing loans and 80% for home equity lines of credit. The primary risk of residential lending is that home prices drop (typically this occurs during recessions) and borrowers walk away from their home or file for bankruptcy. All of the Bank's construction loans, are secured by residential properties with a loan to value ratio of 80% or less. The Bank controls the risk of construction lending by performing inspections prior to disbursing interim construction funds to avoid cost overruns.

     The Bank makes very few unsecured loans, typically for borrowers who are multi-millionaires, but even in these cases, the Bank typically takes collateral out of an abundance of caution. Most of the Bank's credit card loans are secured by residential properties. Consumer loans are generally secured by vehicles (primarily cars or trucks). The primary risk of these loans is that the value of the car depreciates faster than the loan balance amortizes, and the borrower loses their job or has a severe medical problem in their family. In these circumstances, the collateral could be insufficient to repay the loan if the borrower files for bankruptcy. In addition, if the economy is soft, used vehicle prices tend to deteriorate creating additional risk of insufficient collateral in the event of a default.

     The Bank makes very few business loans that are not secured by real estate. Business Lines of Credit are typically made up to a 50% ratio of inventory and other equipment at current market value, and 70% of current receivables. Business Manager Loans are also structured as Lines of Credit and are secured by individual receivables up to 90% of face value individually purchased with recourse to the borrower and additional insurance to protect the bank against fraud and bankruptcy of the issuer of the account which is receivable to the borrower. The primary risk of this type of lending backed by non-real estate business assets is that if the business suffers a financial reverse, the collateral is easily dissipated by an unscrupulous borrower, causing the Bank a loss. For this reason, the Bank de-emphasizes this type of lending.

     Typically with respect to all personal and residential loans, a ratio of total debt payments to total income of all borrowers and guarantors less than 42% is required. With respect to commercial real estate and business loans, a ratio of income to all debt payments of greater than 1.25x is required. Therefore, the Bank typically has both income and asset backing to secure its loans. However, there can always exist valid reasons to have exceptions to each rule and the Bank's loan committee retains the power to take unusual circumstances into account when evaluating each loan request versus the Bank's policies. Loans that are lacking current demonstrated income are classified and increased reserves are established for those loans. Loans that are lacking both current demonstrated income and asset backing are allocated even higher reserves equal to the amount estimated to be realized upon the sale of the collateral less all estimated costs.

Mortgage Banking

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

     University Bank became a seller/servicer and began originating Federal Home Loan Mortgage Corporation (FHLMC) insured mortgages in 1991 and became a seller/servicer and began originating Federal National Mortgage Association
(FNMA) insured mortgages 1994. The Bank has also been approved as a seller/servicer of Government National Mortgage Association (GNMA) mortgages for many years but only began using our license in 1999 to originate and sell these loans without retaining the servicing rights.

Mortgage Subservicing

     Mortgage servicing firms receive monthly payments from loan customers, aggregate and account for these payments, and send the funds to mortgage-backed securities holders, including pension funds and financial institutions. For some mortgage customers, escrow funds are also accumulated, and funds sent to taxing authorities and insurance companies as needed. Mortgage servicers also dun delinquent accounts and foreclose loans, if required. Mortgage servicers receive a fixed monthly fee for performing this service. When these services are performed for the Bank, it is called `servicing'. When these services are performed for other institutions, it is called `subservicing'. The Bank's 80%-owned subsidiary, Midwest Loan Services, specializes in subservicing residential mortgage loans sold to FNMA and FHLMC and other non-agency private conduits for the account of credit unions, other financial institutions and mortgage brokers. Midwest is licensed and regulated by FHLMC and FNMA.

Investment Securities

     The Bank maintains surplus available funds in investments consisting of short-term money market instruments, U.S. government bonds, U.S. federal agency obligations, mortgage-backed securities backed by federal agency obligations and obligations of local units of government. These investments are managed by the Bank's President, who is a licensed Registered Representative, and purchase/sale decisions are subject to the review and approval of the Board of Directors. The securities portfolio provides a source of liquidity to meet Bank operating needs. At December 31, 2001, the portfolio had a net unrealized loss of approximately $167,000 versus a net unrealized loss of $335,000 at December 31,



2000, and $585,000 at December 31, 1999.

     Information regarding securities where cost exceeded more than 10% of the Company's stockholders' equity at December 31, 2001 are as follows:

Issuer ............. Coupon  Yield  Final Maturity  Market Value Amortized Cost
FHLBI equity (1) ...   VAR    6.75%       None       $  848,400   $  848,400
FNMA CMO 93-205H (2)   PO     4.15%     9/25/23       1,835,646    1,947,252
US Treasury Strip ..   PO     5.19%     5/15/16         423,100      478,836

     (1) The rate varies quarterly. The Bank is required to maintain the investment in Federal Home Loan Bank of Indianapolis common stock in an amount related to the Bank's single family mortgage related assets and FHLBI advances. Shares can be redeemed or sold at par value to the FHLBI as required from time to time.

     (2) This Principal Only strip has an expected average life of less than five years. The increase in market value is due to interest rate fluctuations which have shortened the average life of the instrument. Accrued net interest income on this zero coupon bond was increased in 2001 to reflect the decreased average life. The bond is rated AAA.

Merchant Banking (Michigan BIDCO & Northern Michigan Foundation)

     Michigan BIDCO. Initially, Michigan BIDCO made both loans and direct equity investments but now focuses typically on loans that are fully collateralized with equity participation upside. As a matter of policy, University Bank restricts itself from investing or lending to a business that the BIDCO finances, and related parties which co-invest with BIDCO must do so on a basis equal to or less favorable than BIDCO's. BIDCO has a loan to one borrower limit of $500,000, but sells participations and/or seeks loan guarantees from government agencies for larger financings. As of December 31, 2001, approximately $16.5 million in loans and/or investments (at original cost) had been made to various types of businesses in the state of Michigan.

     Michigan BIDCO (BIDCO) was founded in 1993 and is licensed by the Michigan Office of Financial and Insurance Services under the State of Michigan BIDCO Act. In 1993, BIDCO received $3 million in financing from the Michigan Strategic Fund (MSF). This investment was made in the form of a 10-year loan, which carried concessionary terms allowing it to be converted to a grant over time under certain circumstances. BIDCO earned job and sales credits to be applied against the principal and interest owed to the Michigan Strategic Fund. Credits were earned from the growth of businesses invested in by BIDCO. The loan has been fully repaid from these credits.

     In 1993, Michigan BIDCO issued $3,000,000 in 9% senior convertible bonds to match the State of Michigan's commitment. University Bancorp purchased $27,000 in bonds and the Bank contributed $280,000 for 280 shares of Michigan BIDCO stock. This represented a 44.1% interest in Michigan BIDCO. The financial results of Michigan BIDCO were accounted for under the equity method of accounting until March 1999. In April 1999, $1,850,000 of Michigan BIDCO bonds were repurchased by the BIDCO, and University Bancorp converted its $27,000 of bonds into common stock, thereby increasing the Bank's equity ownership to 80.1%. Effective April 1999, Michigan BIDCO's financial results became consolidated into the results of University Bancorp. The remaining Michigan BIDCO bonds were converted into common stock on May 31, 2000, and thus diluted University Bancorp's equity ownership down to 28.8%. In December 2001, BIDCO repurchased all of the Bank's 280 shares of BIDCO for an amount equal to the Bank's carrying cost in exchange for cash and $600,000 of 7.5% cumulative preferred stock. At December 31, 2001, University Bancorp's equity ownership was 6.10%. As a result of the reduction in ownership, the BIDCO is no longer consolidated in the financial statements of University Bancorp. Subsequent to May 31, 2000 the investment has been accounted for under the equity method of accounting. As a result of its investment in Michigan BIDCO, the Bank made a total profit of $1,243,464 on its $280,000 investment.

     The financial statements of BIDCO are presented using the investment company method, and, accordingly, BIDCO's investments in stocks, stock rights, limited liability companies and loans are reported at fair value. BIDCO typically invests in companies for which current market quotations are not readily available; therefore we estimate the fair value of BIDCO investments on a quarterly basis and the Board of Directors approves the fair value estimates. In deriving its estimates, BIDCO management reviews the financial condition and operating performance of investee companies, as well as performance of the company with its contractual arrangements with BIDCO. BIDCO management estimates the fair value of investments by using cash flow multiples applicable to a company's industry, discounted cash flow analyses, and other valuation techniques. The Company believes the procedures used and assumptions made are reasonable in the circumstances; however, the fair value estimates may differ significantly from the values that would have been used had current market quotations been available.

     The Company's profit (loss) from the investment in BIDCO was $(114,551) $234,740, and $916,991 for the years ended December 31, 2001, 2000, and 1999, respectively.

     Northern Michigan Foundation. BIDCO management operates a 501(c)3 tax-exempt non-profit re-lending organization, Northern Michigan Foundation under a management contract. The Foundation has received the right to borrow $2 million at 1% interest for 30-years from the U.S. Department of Agriculture
(USDA) Rural Intermediary Relending Program. The Foundation is one of the non-profit, privately-run, USDA Intermediary Relending Programs in northern Michigan. Each of these community development loan funds covers six counties as its primary market area. The Foundation makes loans that are fully collateralized, but assumes more credit risk in a typical investment than commercial banks generally are willing to take when they make loans. No equity participation is sought or retained.

     The Foundation recently applied to take on an additional six counties along with a $2 million 1% interest 30-year loan from another Rural Intermediary that wishes to discontinue its program. There is no guarantee that USDA will approve the transfer or that the Foundation will be able to meet the USDA's requirements to add the additional counties.

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

     The following table shows market share of deposits for Washtenaw County by financial institution for June 2001, June 2000 and June 1999, respectively from the FDIC and National Credit Union Association's annual branch deposit survey.

Washtenaw County Financial Institution Deposits:

                                           2001           2000           1999
TCF National Bank .................          16.2%          16.5%          17.8%
National City Bank ................          11.9%          12.8%          12.8%
Comerica Bank .....................          11.9%          11.6%          10.7%
Bank One ..........................           9.4%          10.5%          11.1%
Key Bank ..........................           7.2%           8.0%           7.3%
Standard Federal FSB ..............           6.2%           6.5%           6.7%
Flagstar Bank FSB .................           5.1%           4.9%           4.0%
Ann Arbor Commerce Bank ...........           4.9%           4.9%           4.5%
University of Michigan CU .........           4.2%           3.9%           3.5%
Bank of Ann Arbor .................           3.9%           3.5%           2.8%
Chelsea State Bank ................           3.1%           3.5%           3.3%
Huron River Area CU ...............           3.1%           3.1%           3.0%
Citizens Bank .....................           2.8%           3.0%           3.2%
Midwest Financial CU ..............           2.1%           2.1%           2.0%
Republic Bank .....................           2.3%           1.9%           2.3%
United Bank & Trust ...............           1.3%           1.1%           0.9%
University Bank ...................           0.9%           0.9%           0.9%
Charter One FSB ...................           0.7%           0.7%           0.7%
Other institutions ................           2.8%           0.6%           2.6%

Total deposits (in billions) ......         $4.342          $3.942        $3.865

     Total deposits in the county increased 10.2% from June 2000 to June 2001. Total deposits in the county increased 2.0% from June 1999 to June 2000. In attracting deposits, the Bank's primary competitors for deposits are mutual funds, other commercial banks, credit unions, savings and loans and insurance companies.

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

     The Ann Arbor banking market is dominated by banks owned by out-of-state holding companies. In the city of Ann Arbor, the University of Michigan Credit

Union is the largest locally-owned financial institution. The only locally-owned community financial institutions, excluding University Bank, are University of Michigan Credit Union, Huron River Area Credit Union, Midwest Financial Credit Union, Bank of Ann Arbor, Automotive Federal Credit Union and several smaller credit union.

Mortgage Banking

     The Bank's retail mortgage origination operations encounter competition for the origination of residential real estate loans primarily from savings institutions, commercial banks, insurance companies and other mortgage banking firms. Many of these firms have a well-established customer and/or borrower client base. Some competitors, primarily savings institutions, insurance companies and commercial banks, have the ability to create unique loan products from time to time because they are able to hold the loans in their own portfolio rather than sell into the secondary market. The Bank's ability to hold mortgage loans in our portfolio helps us to compete more effectively. Most loans sold into the secondary market, however, go to the same sources, those being FHLMC, FNMA, and GNMA. Most lenders have access to these secondary market sources; therefore, competition often becomes more a matter of service and pricing than that of product. As a mortgage loan originator and a purchaser of mortgage loans through correspondents, the Bank must be able to compete with respect to the types of loan products offered by competitors to borrowers and correspondents, including the price of the loan in terms of origination fees or fee premium or discount, loan processing costs, interest rates, and the service provided by our staff. An important element to competing is master purchase agreements negotiated periodically with FNMA and FHLMC with low and competitive loan guarantee fees, a wide variety of mortgage programs, and a variety of flexible underwriting criteria. The Bank's ability to secure these master purchase agreements is dependent upon the performance from a quality perspective of loans previously sold to the agencies.

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

     Midwest Loan Services is located in Houghton, Michigan in the western upper peninsula of Michigan. Personnel and occupancy costs are the largest costs in a mortgage servicing operation, and the prevailing wages and occupancy costs in the upper peninsula of Michigan are generally lower than the national average. Midwest Loan Services has developed a unique business extranet website for its business partners and their retail customers. Through its website at www.subservice.com, Midwest Loan Services provides the opportunity for all customers to access their mortgage information 24 hours a day 7 days a week in an environment which provides seamless access to all information. Business partners have access to all mortgage data as easily as if it were serviced on their in-house computer system. Customers can access all information about their accounts and perform any type of transaction through the internet. As a result of low personnel costs, its internet technology and the relationships it has developed in the credit union industry over time, the Company believes that Midwest Loan Services' mortgage servicing operation has a competitive advantage.

Michigan BIDCO

     Michigan BIDCO makes loans that are fully collateralized with equity participation upside. BIDCO assumes more credit risk in a typical investment than commercial banks generally are willing to take when they make loans. BIDCO also makes direct equity investments similar to the investments that venture capital investors make. BIDCO seeks to invest in businesses located in Michigan. The BIDCO's objective is to seek profit while fostering job and economic growth in its market area. BIDCO competes with non-bank financial institutions, other specialized lenders such as finance companies and receivable factoring companies, and wealthy investors who make risk-oriented investments. There is only one other active BIDCO in the state of Michigan. At year-end 2001, BIDCO was fully invested. The source of funds for new loans will come from loan payoffs or scheduled amortization of loans, or from additional pools of investment capital. The BIDCO is investigating its options in this regard.

     Since 1996, the BIDCO has pursued a strategy of liquidating its existing investment portfolio to raise cash for two purposes: 1) the buyout of some of the investors in the BIDCO; and 2) expanding its funds under management through other government agency economic development programs (Conifer Capital L.P. - a small business investment company and Northern Michigan Foundation).

Northern Michigan Foundation

     Generally, when it makes loans the Foundation competes with other specialized non-bank lenders and wealthy investors who make risk-oriented investments in businesses located in northern Michigan. Each Rural Relending Intermediary has a specific territory of six counties, and as a result they do not compete with each other.

Regulation

     Primary Regulators of University Bancorp. The Company is bank holding company registered under the Federal Bank Holding Company Act of 1956. The Federal Reserve Bank of Chicago is the Company's primary regulator and the Company is subject to regulation, supervision and examination by the Federal Reserve. The Company is required to file semi-annual reports with the Federal Reserve and other information as required under the rules of the Board of Governors of the Federal Reserve System. Additionally, the Federal Reserve Board possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to bar the payment of dividends by banks and bank holding companies.

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

     Capital Requirements. The Federal Reserve Board imposes certain capital requirements on the Company under the Federal Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of "qualifying" capital to risk-weighted assets. These requirements are described below under "Capital Regulations". The Federal Reserve uses capital adequacy guidelines in its examination and regulation of bank holding companies. If capital falls below minimum guidelines, a bank holding company may, among other things, be denied approval to acquire or establish additional banks or non-bank businesses. The "prompt corrective action" provisions of federal law and regulation authorizes the Federal Reserve to restrict the payment of dividends to us from an insured bank which fails to meet specified capital levels.

     Source of Strength. In accordance with Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which the Company may not otherwise wish to do so. Under the Federal Bank Holding Company Act, the Federal Reserve may require a bank holding company to terminate any activity or relinquish control of a bank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition. In addition, if the Commissioner deems our Bank's capital to be impaired, the Commissioner may require the Bank to restore its capital by a special assessment upon us as University Bank's sole stockholder. If the Company were to fail to pay an assessment, the directors of the Bank would be required, under Michigan law, to sell the shares of the Bank's stock owned by the Company to the highest bidder at either a public or private auction and use the proceeds of the sale to restore the Bank's capital.

     Financial Holding Companies. Beginning March 11, 2000, bank holding companies may apply to become Financial Holding Companies. We have not applied to become a Financial Holding Company. Financial Holding Companies may engage in a wider range of non-banking activities than Bank Holding Companies, including greater authority to engage in securities and insurance activities. The expanded powers are available to a bank holding company only if the bank holding company and its bank subsidiaries remain well-capitalized and well-managed. The new law also imposes various restrictions on transactions between the depository institution subsidiaries of bank holding companies and their non-bank affiliates. These restrictions are intended to protect the depository institutions from the risks of the new non-banking activities permitted to affiliates.

     Primary Regulators of University Bank. The Bank is a Michigan banking corporation and its deposit accounts are insured by the Bank Insurance Fund
(BIF) of the Federal Deposit Insurance Corporation (FDIC). As a Michigan-chartered commercial bank, University Bank is subject to the examination, supervision, reporting and enforcement powers of the Commissioner, as the chartering authority for Michigan banks, and the FDIC, as administrator of the BIF. These agencies and the federal and state laws applicable to the Bank and its operations, extensively regulate various aspects of the banking business including, among other things, reserves against loans, capital levels relative to operations, lending activities and practices, collateral for loans, establishment of branches, mergers, acquisitions and consolidations, payment of dividends, internal controls, permissible types and amounts of loans, investments and other activities, interest rates on loans and on deposits, and the safety and soundness and scope of banking practices. As an insured bank, University Bank is also required to file quarterly reports and other information as required with the FDIC.

     All subsidiaries of University Bank including Midwest Loan Services and University Insurance & Investment Services are all also subject to all regulations applicable to University Bank itself, including regular on-site examination by both the OFIS and the FDIC.

     Other Regulators. As a FHLMC, FNMA, and HUD Title 1 and Title 2 and HUD multifamily seller/servicer, University Bank's mortgage banking operation is subject to regulation and regular on-site examination by FHLMC, FNMA and HUD.

     Other Regulations. University Bank and its subsidiaries are also subject to various regulations including:

o        the Community Reinvestment Act,
o        the federal Truth-in-Lending Act,
o        the Home Mortgage Disclosure Act,
o        the Equal Credit Opportunity Act,
o        the Fair Credit Reporting Act,
o        the Fair Debt Collection Act,
o        the Right to Privacy Act,
o        the Real Estate Settlement Procedures Act,
o        the Bank Secrecy Act,
o        the Electronic Funds Transfer Act,
o        Federal Reserve regulations,
o        state usury laws, and
o        federal laws concerning interest rates.

     Also, University Bank may not engage in any activity not authorized by the Michigan Banking Code unless it is authorized by the Commissioner of the OFIS as being closely related to banking.

     These laws and regulations are primarily intended to protect depositors and the deposit insurance fund of the FDIC, not the Bank nor the Company's stockholders. The following is a summary of certain statutes and regulations affecting University Bank. The following information is qualified in its entirety by reference to the particular statutory and regulatory provisions.

     Various changes to the Federal Deposit Insurance Act (FDIA) are currently proposed in Congress. Any change in applicable laws, regulations or regulatory policies of various governmental regulatory authorities may have a material effect on the Company's business, operations and prospects. Those authorities include, but are not limited to, the Board of Governors of the Federal Reserve System, the FDIC, the Commissioner of the Michigan Office of Financial and Insurance Services, the Internal Revenue Service, and state taxing authorities. The Company is unable to predict the nature or extent of the effects that fiscal or monetary policies, economic controls or new federal or state legislation may have on future business and earnings.

     Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums, based upon their respective levels of capital and results of supervisory evaluation. Banks classified as well-capitalized, as defined by the FDIC, and considered healthy pay the lowest premium while institutions that are less than adequately capitalized, as defined by the FDIC, and considered to be of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

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

     Capital Regulations. The FDIC has established the following minimum capital standards for state-chartered, FDIC-insured non-member banks, like University
Bank:

o a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with minimum requirements of 4% to 5% for all others;
o and a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital.

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

     Consumer Protection Laws. The Bank's business includes making a variety of types of loans to individuals. In making these loans, the Bank is subject to state usury and regulatory laws, and various federal statutes, including:

o        the Equal Credit Opportunity Act,
o        the Fair Credit Reporting Act,
o        the Truth in Lending Act,
o        the Real Estate Settlement Procedures Act, and
o        the Home Mortgage Disclosure Act.

     Regulations flowing from these laws prohibit discrimination, specify disclosures to be made to borrowers regarding credit and settlement costs, and regulate the mortgage loan servicing activities of Midwest Loan Services, including the maintenance and operation of escrow accounts and the transfer of mortgage loan servicing.

     In receiving deposits, the Bank is subject to extensive regulation under State and federal law and regulations, including:

o        the Truth in Savings Act,
o        the Expedited Funds Availability Act,
o        the Bank Secrecy Act,
o        the Electronic Funds Transfer Act and
o        the Federal Deposit Insurance Act.

     Violation of these laws could result in the imposition of significant damages and fines upon the Bank and its directors and officers.

     Real Estate Lending Regulations. Federal regulators have adopted uniform standards for appraisals of loans secured by real estate or made to finance improvements to real estate. Banks are required to establish and maintain written internal real estate lending policies consistent with safe and sound banking practices and appropriate to the size of the institution and the nature and scope of its operations. The regulations establish maximum loan to value ratio limitations on real estate loans, which generally are equal to or greater than the loan to value limitations established under the Bank's lending policies.

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

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 allowed individual states to "opt-out" of interstate branching authority by enacting appropriate legislation prior to June 1, 1997. Michigan did not opt out, and now permits both U.S. and non-U.S. banks to establish branch offices in Michigan. The Michigan Banking Code permits the following in appropriate circumstances and with the approval of the Commissioner:

o acquisition of all or substantially all of the assets of a Michigan-chartered bank by an FDIC-insured bank, savings bank, or savings and loan association located in another state;
o acquisition by a Michigan-chartered bank of all or substantially all of the assets of an FDIC-insured bank, savings bank or savings and loan association located in another state;
o consolidation of one or more Michigan-chartered banks and FDIC-insured banks, savings banks or savings and loan associations located in other states having laws permitting this consolidation, with the resulting organization chartered by Michigan;
o establishment by a foreign bank, which has not previously designated any other state as its home state under the International Banking Act of 1978, of branches located in Michigan;
o establishment or acquisition of branches in Michigan by FDIC-insured banks located in other states, the District of Columbia or U.S. territories or protectorates having laws permitting Michigan-chartered banks to establish branches in these jurisdictions.

     Further, the Michigan Banking Code permits the following, upon written notice to the Commissioner:

o acquisition by a Michigan-chartered bank of one or more branches, not comprising all or substantially all of the assets, of an FDIC-insured bank, savings bank or savings and loan association located in another state, the District of Columbia, or a U.S. territory or protectorate;
o establishment by Michigan-chartered banks of branches located in other states, the District of Columbia, or U.S. territories or protectorates; and
o consolidation of one or more Michigan-chartered banks and FDIC-insured banks, savings banks or savings and loan associations located in other states, with the resulting organization chartered by one of the other states.

     Primary Regulators for Michigan BIDCO. BIDCO is regulated and supervised by the Michigan Department of Commerce, Office of Financial and Insurance Services, Bank & Trust Division. BIDCO is examined annually by the Bank & Trust Division, and is required to make annual filings of financial statements, to maintain a license from the Bureau and to operate under strict rules on transactions with affiliates. Licensing under the terms of the Michigan BIDCO Act conveys certain exemptions upon BIDCO under Michigan law which are beneficial to the operations and investment flexibility of the BIDCO. Most importantly, BIDCO is partially exempt from the state's usury law. As a result, BIDCO can lend money and take equity participation in the firm it lends to, with the result that BIDCO's overall combined yield on the investment and loan can exceed the state's usury limit. The amount of BIDCO's return from the equity participation or contingent payments is excluded from the calculation to determine compliance with the state's usury limits.

     Primary Regulator of Midwest Loan Services. Midwest is an approved seller/servicer of single family mortgage loans for FNMA, FHLMC and HUD Title II
(GNMA), and is subject to their rules, regulations and examinations.

     Primary Regulator of University Insurance & Investment Services. University Insurance & Investment Services is licensed by the State of Michigan's Office of Financial and Insurance Services, Insurance Division as both a life and health and a property casualty insurance agency, and is subject to their rules, regulations and examinations. University Insurance & Investment Services also sells broker-dealer investment products and it and its licensed employees are subject to the rules, regulations and examinations of the National Association of Securities Dealers, and the Securities & Exchange Commission.



Item 3. - Legal Proceedings

         We are not currently involved in any material pending legal disputes.

Item 4. - Submission of Matters to a Vote of Security Holders

         Not applicable.

PART II.

Item 5. - Market for Registrant's Common Equity and Related Stockholder Matters

Common Stock and Dividend Information

     Our common stock trades on the NASDAQ Small-Cap Market under the symbol UNIB. The high and low sales prices of our common stock as quoted by NASDAQ, for each quarter since January 1, 1999 are listed below:

                                        High               Low
1999
First Quarter                           $3  3/8            $2  1/8
Second Quarter                           4  3/16            2
Third Quarter                            3  1/2             2  9/16
Fourth Quarter                           2  3/4             1  1/4

2000
First Quarter                           $2  5/8            $1  3/4
Second Quarter                           1  7/8             1
Third Quarter                            2  1/16            0  1/4
Fourth Quarter                           3  1/2             0  1/2

2001
First Quarter                           $2  1/2            $0  1/2
Second Quarter                           2  1/8             1  1/2
Third Quarter                            2  61/64           1  45/64
Fourth Quarter                           2  1/2             0  53/64

     These quotations represent inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions. As of the March 26, 2002 we had approximately 375 stockholders including approximately 240 beneficial owners of shares held by brokerage firms or other institutions.

     We effected a three for two stock split of our common stock (effected as a stock dividend) in February 1998. All per share and number of share amounts in this report are adjusted to reflect the stock split. No cash dividends have been paid on our common stock. We do not currently anticipate declaring or paying dividends.

Certain Sales of Equity Securities

         Not applicable.

Item 6. - Selected Financial Data

                                                       University Bancorp, Inc.
                                            Selected Consolidated Financial and Other Data
                                             (Dollars in Thousands Except Per Share Data)

                                                          2001           2000            1999            1998            1997
Summary of operations (1)
Interest income                                         $3,543         $3,315          $3,195          $3,544          $4,474
Interest expense                                         1,805          2,074           1,967           2,359           3,208
Net interest income                                      1,738          1,241           1,228           1,185           1,266
Provision for loan losses                                   40            111              93             110             260
Net interest income after
  provision for loan losses                              1,698          1,130           1,135           1,075           1,006
Net gain (loss) on securities                               13             18            (15)              98               8
Profit(loss)from investment in  Michigan BIDCO           (115)            235             917             128            (55)
Other non-interest income                                4,057          2,397           1,387           1,903           1,867
Non-interest expense                                     5,960          4,695           4,116           4,204           4,500
Income (loss) before tax                                                (915)           (692)         (1,000)         (1,674)
Income tax expense (benefit)                                 -              -              32           (199)           (293)
Net income (loss)from
  continuing operations                                  (307)          (915)           (724)           (801)         (1,381)
Net income (loss)                                        (307)          (915)           (915)           (198)         (1,118)

Selected Year End Balances
Total assets                                            45,623         47,671          40,823          54,536          57,529
Loans, net                                              34,447         35,644          30,580          23,193          27,715
Loans, held for sale                                     2,138            268             305          11,863          18,157
Cash, cash equivalents and
  investment securities                                  3,946          5,340           5,919          13,040           4,357
Deposits                                                40,198         38,179          32,051          43,220          45,267
Short-term borrowings                                       92          4,094           3,114             277               0
Long-term borrowings                                     1,658            926           2,627           1,196             923
Minority interest                                          305            283             506             205             201
Stockholders' equity                                     2,737          2,042           1,950           3,083           3,398

Per Share Data (2)
Common shares, year-end                                  3,753          2,028           2,013           1,989           1,984
Weighted avg shares, year-end                            2,278          2,027           1,994           1,991           1,922
Cash dividends                                               -              -               -               -               0
Net income (loss) from continuing operations           ($0.13)        ($0.45)         ($0.36)         ($0.40)         ($0.72)
Net income (loss)                                      ($0.13)        ($0.45)         ($0.46)         ($0.10)         ($0.58)
Book value of common shares                              $0.73          $0.65           $0.97           $1.55           $1.81

Selected Ratios
Net yield on earning assets                              4.37%          3.33%           3.14%           2.86%           2.69%
Return on average assets                               (0.67%)        (2.06%)         (1.92%)         (0.35%)         (1.76%)
Return on average equity                              (12.49%)       (53.56%)        (36.38%)         (6.22%)        (29.23%)
Average equity to avg. assets                            5.38%          3.84%           5.28%           5.79%           5.76%

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

                                  RISK FACTORS

     Our business involves a high degree of risk. You should carefully consider the risks and uncertainties described below and the other information in this report before deciding whether to invest in shares of our common stock. If any of the following risks actually occur, our business, financial condition and results of operations could be materially adversely affected. This could cause the trading price of our common stock to decline, with the loss of all or part of an investment in our common stock.

     Described below, are the material risks of investing in University Bancorp's common stock. Investors should carefullyconsider these prior to purchasing any shares.

If We Are Delisted From The NASDAQ Small-Cap Market the Marketability of Our Shares Could Decrease

     NASDAQ has informed management that the Company's common stock would be de-listed from the NASDAQ Small Cap Market if the market value of shares held by non-insiders of the Company remains below $1,000,000 through May 15, 2002. As of March 28, 2001, 940,158 shares of University Bancorp common stock were owned by non-insiders of the Company. A floor bid price of $1.07 per share is needed to meet the public float requirement of $1,000,000. As of March 28, 2002, the current bid price was $0.65 per share of common stock. Also, NASDAQ has informed management that the Company's common stock would be delisted from the NASDAQ Small Cap Market if the bid price of the Company's common stock does not trade at at least $1.00 per share for ten consecutive trading days prior to September 3, 2002. If the Company's common stock is de-listed from NASDAQ, the shares will be less marketable in the future and there will be a smaller potential pool of investors for the stock. This would significantly limit the ability of shareholders deciding to sell their shares to do so. If the Company is de-listed, the management of University Bancorp could opt to list its common stock on the NASDAQ Bulletin Board.

You May Not Be Able To Sell Your Shares Upon Demand

     Although the Company's common stock is currently listed for trading on the NASDAQ Small-Cap Market, the trading market for University Bancorp historically has been less active than the average trading market for companies listed on the exchange. In addition, the share price of University Bancorp has been volatile and has ranged from $0.50 to $2.50 in the past 12 months. Factors such as the limited number of shares outstanding held by the public, the lack of earnings history and the absence of a reasonable expectation of dividends within the near future mean that there might not be an active and liquid market for the Company's common stock. Even if an active market develops, there can be no assurance that a market will continue. Purchasers of the Company's common stock should carefully consider the potentially illiquid and long-term nature of their investment in the shares.

     The Company's Stock Is Controlled By Insiders Of The Company, Which May Not Provide You With The Best Possible Return On Your Investment

     A majority of the shares outstanding are held by insiders of the Company. The Ranzini Group (Mr. Joseph L. Ranzini, Mr. Stephen Lange Ranzini, Mrs. Mildred Ranzini, the various Ranzini Family Trusts) beneficially owns 2,629,489, or 68.6% of the issued and outstanding shares at March 22, 2002. These individuals are able to exert a significant measure of control over University Bancorp's affairs and policies. This control could be used, for example, to help prevent an acquisition of University Bancorp, precluding shareholders from possibly realizing any possible premium which may be offered for the common stock by a potential acquirer.

Your Ownership Of The Company May Be Further Diluted If The Bank Requires Additional Capital

     There can be no assurance that the Bank will not need additional capital in the near future to support the Bank's growth or to counter operating losses. Funds necessary to meet the Bank's working capital needs and to finance its expansion might not be available. If additional equity securities are needed to finance future expansion, such sale could result in significant dilution to the existing shareholders.

University Bank Has Incurred Significant Start-up Losses And May Never Achieve Profitability

     University Bank's operations were relocated to Ann Arbor in 1996. University Bank has a history of losses and has incurred substantial operating losses. Shareholders are subject to the risks inherent in starting a new business. The Bank's profitability will depend primarily upon operations that might never become profitable. Management of the Bank believes that as the size of loan portfolio and retail deposits increase that the Bank should become profitable, but there is no assurance that expenses will not rise at a faster rate than expected as the Bank grows. There is no assurance that University Bank will grow to a size that will enable it to become profitable. University Bancorp had a consolidated net loss of $306,573 during 2001 and an accumulated deficit of $2,205,444 at December 31, 2001.

The Small Size Of University Bank Limits Its Ability To Compete With Larger Financial Institutions

     University Bank faces strong competition for deposits, loans and other financial services from numerous Michigan and out-of-state banks, thrifts, credit unions and other financial institutions. Some of the financial institutions with which University Bank competes with are not subject to the same degree of regulation as University Bank is. Many of these financial institutions aggressively compete for business in the Ann Arbor area. Most of the Bank's competitors have been in business for many years, have established customer bases, have numerous branches, have substantially higher lending limits, and offer certain services that we do not provide. The dominant competitors in the Ann Arbor area are Great Lakes Bank, National City Bank, Comerica Bank, Bank One, Key Bank and Republic Bank. There can be no assurance that University Bank will be able to compete effectively with these competitors unless it can continue to grow its operations.

The Year Ended December 31, 2001 Compared to the Years Ended December 31, 2000 and 1999

Summary of Results of Operations

     The Company's net loss from continuing operations was $306,573 in 2001, $914,647 in 2000 and $723,725 in 1999. Earnings (loss) per share from continuing operations for 2001, 2000 and 1999 were $(0.13), $(0.45) and $(0.36), respectively. Including both continuing operations and discontinued operations, our net loss was $306,573 in 2001, $914,647 in 2000 and $915,480 in 1999.

     The Operations of the Company showed significant progress in 2001 as compared to 2000. The net loss was reduced by $608,074 to $306,573 in 2001 from $914,647 in 2000. The Company benefited from the declining interest rates in 2001 and increased its net interest margin by $497,242 over the previous year. Other income rose by $1,305,081. The operations of Midwest Loan Services contributed significantly to this category as their loan servicing and mortgage origination activity exceeded the prior year. The increase in income was offset partially by an increase in the Company's other expenses. Other expense increased by $1,265,249 from 2000. Increased salary and benefits at Midwest accounted of the majority of the rise in other expense. Midwest hired additional personnel in 2001 to manage the higher levels of loan servicing and origination.

     Barring four sizeable non-recurring items, both University Bancorp and the Bank would have made a profit for the entire 2001 year. Those non-recurring items were:

Midwest Servicing Rights Valuation ..................         $224,175 (Bank)
Foreclosed Real Estate Valuation ....................         $ 66,829 (Bank)
Non-cash Stock Compensation .........................         $ 31,200 (Bank)
BIDCO Loss ..........................................         $114,551 (Bancorp)

The following non-recurring items negatively impacted the Bank's result:

     1) Midwest Servicing Rights Valuation. The Bank's Midwest Loan Services subsidiary took a writedown on its servicing rights of $224,175 because long term rates temporarily dipped to 40-year lows immediately following the terrorist attacks in September (once written down the servicing rights cannot be written up under Generally Accepted Accounting Principles even though long term rates did subsequently rise). The write-down reduced Midwest's basis in servicing rights to $489,770 from $713,935. The risk in the remaining rights is effectively offset by a principal-only mortgage-backed security investment that increased income during 2001 by $120,385;
     2) Foreclosed Real Estate Valuation. In early 2001, management engaged an experienced real estate company to develop an other real estate owned site carried on the Bank's books. During 2001, the Bank wrote-down its investment in this property to $200,000, incurring a $66,829 loss. Substantially all approvals for the proposed development have been received and the Bank anticipates closing on the sale of the property by mid-Summer 2002 at the contracted price of $300,015. This site is the only foreclosed real estate currently owned by the Bank.
     3) Stock Compensation Expense. The Bank expensed $31,200 in non-cash compensation expense related to an incentive we provided as a hiring bonus to a new executive officer in 2001.

     The total of these non-recurring items is $322,194. Without these items, the Bank's income would have been $136,876 in 2001.

     4) BIDCO Loss. In addition, the bank holding company took a write-down on its investment in Michigan BIDCO of $114,551 to $29,152 as a result of several factors including the writedown of one investment, and research and development expense related to two e-payment patents that were applied for during the year. The Bank's investment in the BIDCO is now $600,000 in 7.5% cumulative preferred stock. The Bank realized no income from its equity investment in the BIDCO in 2001 (although a capital restructuring of the BIDCO reduced the Bank's investment in the BIDCO by $600,227). Management estimates that the BIDCO preferred stock dividends and ultimate redemption of the preferred stock should increase the Bank's income in 2002 and subsequent years by $45,000.

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

     The following table summarizes the pre-tax income (loss) of each profit center of the Company for the years ended December 31, 2001 and 2000 (in thousands):

Twelve months ended December 31, 2001 and 2000 Pre-tax Income (Loss) Summary:

                                                           2001            2000
Community Banking ..............................        $  (414)        $(1,314)
Midwest Loan Services ..........................            237             436
Merchant Banking (Michigan BIDCO) ..............           (115)            235
Corporate Office ...............................            (15)           (272)
                                                           -----           -----
Total ..........................................        $  (307)        $  (915)
                                                           =====           =====
Net Interest Income

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

     The following tables present for the average balances, the interest earned or paid, and the weighted average yield for the period indicated.

                                                                              At
                                                                       ---------------------------------------------------
                                                           31-Dec-01                          2001
                                                        ------------------------------------------------------------------
                                                            Average         Average           Interest         Average
                                                             Yield          Balance           Inc(Exp)          Yield
                                                        ------------------------------------------------------------------

Interest Earning Assets:
          Commercial Loans                                   7.90%           $16,111,575        $1,495,597          9.28%
          Real Estate Loans (1)                              7.29%            15,545,774         1,289,550          8.30%
          Installment Loans                                  9.61%             4,635,651           468,940         10.12%
                                                        ------------------------------------------------------------------
              Total Loans                                    7.78%            36,293,000         3,254,087          8.97%
                                                        ------------------------------------------------------------------

     Investment Securities                                   4.75%             2,929,515           265,437          9.06%
     Federal Funds & Bank Deposits                           3.02%               538,676            23,573          4.38%
                                                        -----------------------------------------------------------------

          Total Interest Bearing
             Assets                                          7.56%            39,761,191         3,543,097          8.91%
                                                        ------------------------------------------------------------------

Interest Bearing Liabilities:
     Deposit Accounts:
         Demand                                              1.18%             3,346,502            70,293          2.10%
         Savings                                             1.16%               349,364             6,034          1.73%
         Time                                                4.45%            23,172,173         1,257,631          5.43%
         Money Market Accts                                  2.08%            10,273,959           331,092          3.22%
         Short-term Borrowings                               2.95%             1,931,660            87,304          4.52%
         Long-term Borrowings                                4.58%               699,398            52,503          7.51%
                                                        ------------------------------------------------------------------

         Total Interest Bearing
            Liabilities                                      3.41%            39,773,056         1,804,857          4.54%
                                                        ------------------------------------------------------------------

Net earning assets, net interest
   income, and interest rate spread                          4.15%             $(11,865)        $1,738,240          4.37%
                                                        ==================================================================

Net yield on interest-earning assets                         4.63%                                                  4.37%
                                                        ================                                    ==============
1.       Actual yields; not adjusted to take into account tax-equivalent yields.

NET INTEREST INCOME

                                                                                              2000
                                                                       ---------------------------------------------------
                                                                            Average           Interest         Average
                                                                            Balance           Inc(Exp)          Yield
                                                                       ---------------------------------------------------
Interest Earning Assets:
          Commercial Loans                                                   $13,524,876        $1,339,022          9.90%
          Real Estate Loans (1)                                               14,769,498         1,288,810          8.73%
          Installment Loans                                                    4,726,444           481,837         10.19%
                                                                       ---------------------------------------------------
              Total Loans                                                     33,020,818         3,109,669          9.42%
                                                                       ---------------------------------------------------

     Investment Securities (2)                                                 4,172,915           203,862          4.89%
     Federal Funds & Bank Deposits                                                59,305             1,914          3.23%
                                                                       ---------------------------------------------------

          Total Interest Bearing
              Assets                                                          37,253,038         3,315,445          8.90%
                                                                       ---------------------------------------------------

Interest Bearing Liabilities:
     Deposit Accounts:
         Demand                                                                2,838,835            80,160          2.82%
         Savings                                                                 325,536             6,542          2.01%
         Time                                                                 16,940,251         1,082,828          6.39%
         Money Market Accts                                                   12,210,290           535,561          4.39%
         Short-term Borrowings                                                 3,589,958           241,782          6.73%
         Long-term Borrowings                                                  1,457,221           127,574          8.75%
                                                                       ---------------------------------------------------

         Total Interest Bearing
             Liabilities                                                      37,362,091         2,074,447          5.55%
                                                                       ---------------------------------------------------

Net earning assets, net interest
   income, and interest rate spread                                           $(109,053)        $1,240,998          3.35%
                                                                       ===================================================

Net yield on interest-earning
      assets                                                                                                        3.33%
                                                                                                            ==============

(1)      Actual yields; not adjusted to take into account tax-equivalent yields.
(2) The convertible bonds at Michigan BIDCO were converted on May 31,2000, resulting in the deconsolidation of BIDCO related interest earning assets and interest bearing liabilities.




NET INTEREST INCOME

                                                                                           1999
                                                                 ----------------------------------------------------------
                                                                          Average               Interest         Average
                                                                          Balance               Inc(Exp)          Yield
                                                                 ----------------------------------------------------------

Interest Earning Assets:
          Commercial Loans                                                     $12,242,253          $1,220,318       9.97%
          Real Estate Loans (1)                                                 18,142,245           1,317,127       7.26%
          Installment Loans                                                      4,115,908             404,801       9.84%
                                                                 ----------------------------------------------------------
             Total Loans                                                        34,500,406           2,942,246       8.53%
                                                                 ----------------------------------------------------------

     Investment Securities (2)                                                   3,482,913             197,367       5.67%
     Federal Funds & Bank Deposits                                               1,177,852              54,981       4.67%
                                                                 ----------------------------------------------------------

          Total Interest Bearing Assets                                         39,161,171           3,194,594       8.16%
                                                                 ----------------------------------------------------------

Interest Bearing Liabilities:
     Deposit Accounts:
         Demand                                                                  3,169,317             100,543       3.17%
         Savings                                                                   225,017               4,799       2.13%
         Time                                                                   18,992,483           1,071,991       5.64%
         Money Market Accts                                                     11,747,329             487,866       4.15%
         Short-term Borrowings                                                   1,751,173             111,245       6.35%
         Long-term Borrowings                                                    2,550,827             190,117       7.45%
                                                                 ----------------------------------------------------------

         Total Interest Bearing Liabilities                                     38,436,146           1,966,561       5.12%
                                                                 ----------------------------------------------------------

Net Earning Assets, net interest income
   and interest rate spread                                                       $725,025          $1,228,033       3.04%
                                                                 ==========================================================

Net yield on interest-earning assets                                                                                 3.14%
                                                                                                               ============



1.       Amounts for 1999 were adjusted to eliminate loans and income from discontinued operations.
2.       Actual yields; not adjusted to take into account tax-equivalent yields resulting from tax-free municipal investments

     The table above does not specify the average level of non-interest bearing demand deposits, which were $2,643,856, $2,827,295, and $2,306,983 for the years ended December 31, 2001, 2000 and 1999, respectively.

     Net interest income increased $.50 million to $1.74 million in 2001 from $1.24 million in 2000. The increase resulted from an increase in the net interest rate spread, plus an increase in earning assets. Net interest income increased primarily due to a lower rate environment in 2001 as compared to 2000. In 2001, the Federal Reserve Bank lowered the short-term interest rate numerous times in an attempt to stimulate the United States economy. The Company's positioning of rate sensitive assets and liabilities was structured to benefit from a drop in interest rates. The average yield on interest rate liabilities declined 18% from 5.55% in 2000 to 4.54% in 2001. In contrast, the average yield on interest bearing assets increased slightly from 8.90% to 8.91% in 2001. The spread between the average yield on rate sensitive assets and liabilities rose to 4.37% in 2001 from 3.35% in 2000. Additionally, the net interest income was positively affected in 2001 by higher volume of earning assets. Total interest bearing assets increased by $2.51 million to $39.76 million in 2001 from $37.25 million in 2000.

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

RATE VOLUME TABLE
                                               2001 - 2000
                                ------------------------------------------------
                                  Change             Change
                                  Due To             Due To             Total
                                  Volume             Rate               Change
Interest Income:
   Commercial Loans              $ 244,047         $ (87,471)         $ 156,576
   Real Estate Mortgage Loans       66,014           (65,274)               740
   Installment/Consumer Loans      (9,205)            (3,692)           (12,897)
   Investment Securities          (74,166)           135,741             61,575
   Federal Funds & Bank Deposits   20,745                913             21,658
                                 --------           --------           ---------
      Total Interest Income       247,345           (19,783)            227,652
                                 --------           --------           ---------

Interest Bearing Liabilities:
   Demand Deposits                 12,825              (22,692)          (9,867)
   Savings Deposits                   456                 (964)            (508)
   Time Deposits                  355,717             (180,914)         174,803
   Money Market Accounts          (76,501)             (127,968)       (204,469)
   Short-term Borrowings          (90,228)              (64,250)       (154,478)
   Long-term Borrowings           (58,923)              (16,148)        (75,071)
                                 ---------            ----------        --------
      Total Interest Expense      143,346              (412,936)       (269,590)
                                 ---------            ----------        --------
                                $ 104,089             $ 393,153       $ 497,242
         Net Interest Income     ========             ==========       =========

RATE VOLUME TABLE
                                                2000 - 1999
                                ------------------------------------------------
                                 Change                Change
                                 Due To                Due To            Total
                                 Volume                Rate              Change
Interest Income:
   Commercial Loans             $ 127,038             $ (8,334)       $ 118,704
   Real Estate Mortgage Loans    (268,564)              240,247         (28,317)
   Installment/Consumer Loans      61,807                15,229          77,036
   Investment Securities           35,922              (29,427)           6,495
   Federal Funds & Bank Deposits  (40,052)              (13,015)        (53,067)
                                 ---------             ---------       ---------
      Total Interest Income       (83,849)              204,700         120,851
                                 ---------             ---------       ---------

Interest Bearing Liabilities:
   Demand Deposits                 (9,923)             (10,460)         (20,383)
   Savings Deposits                 2,034                 (291)           1,743
   Time Deposits                 (122,728)              133,565          10,837
   Money Market Accounts           19,672                28,023          47,695
   Short-term Borrowings          123,460                 7,077         130,537
   Long-term Borrowings           (91,622)               29,079         (62,543)
                                ----------             --------        ---------
      Total Interest Expense      (79,107)              186,993          07,886
                                ----------             --------        ---------
                                $  (4,742)             $ 17,707       $  12,965
         Net Interest Income    ==========             ========        =========

Loan Portfolio

     Information regarding the Bank's loan portfolio as of December 31, 2001 and 2000 is set forth under Note 6 to University Bancorp's consolidated financial statements included with this report.

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

     Non-performing loans amounted to $1,265,276 and $692,219 at December 31, 2001 and 2000, respectively. The bulk of the non-performing loans at year-end 2001 are delinquent real estate loans. The following is a list of all non-performing loans over 90 days past due not secured by real estate with a combined loan to current value of 88% or less:


                                          Value of      Loan Amount
    Loan Collateral & Description        Collateral                       LTV%
    ----------------------------------------------------------------------------
    Residential Construction 1st Mtg.     $380,000      $420,000            90%
    Lawn & Snow Care Equipment            $150,000      $178,179           119%
    Truck Loan                            $ 21,000      $ 24,194           115%

     The provision for loan losses in 2001 was $40,000, a decrease of $71,000 from the 2000 level, which in turn was an increase of $18,352 from the 1999 level of $92,648. Loans charged off net of recoveries were $23,884, $80,588 and $19,064 in 2001, 2000 and 1999, respectively. The allowance for possible loan losses totaled $579,113, $562,997 and $532,585 at the end of 2001, 2000 and
1999, respectively.

Analysis of the Allowance for Loan Losses ($ amounts in thousands):
Summary of loan loss expense for the Bank for the years ended December 31

                                         2001           2000             1999
Balance at beginning of the period      $ 563          $ 533            $ 459

Chargeoffs - Domestic:
  Commercial loans                         20            135                0
  Real estate mortgages                     7              9               60
  Installment loans                        17              1                6
                                         -----          -----            -----
  Subtotal                                 44            145               66
                                         -----          -----            ----- -
Recoveries - Domestic:
  Commercial loans                         12             27               28
  Real estate mortgages                     2             21                0
  Installment loans                         6             16               19
                                         -----          -----            -----
    Subtotal                               20             64               47
                                         -----          -----            -----
Net chargeoffs                             24             81               19

Provision for loan losses                  40            111               93
                                         -----          -----            -----
Balance at end of period                $ 579          $ 563            $ 533
                                         =====          ======           =====

Ratio of net chargeoffs during
  period to average loans
  outstanding during period                0.07%          0.24%            0.06%
                                          =====          ======           =====


Analysis of the Allowance for Loan Losses ($ amounts in thousands)

                            Allocated portion of        Percentage of loans in
                               allowance                   each category
                              at December 31              to total loans

                          2001            2000        2001           2000
Loan category:

Domestic:
  Commercial loans       $ 337           $ 216       51.0%            38.1%
                                                      2.9%             2.9%
  Real estate mortgages     78             178       38.2%            42.9%
  Installment loans        135             128       10.9%            16.1%
Unallocated                 29              41        N/A              N/A
                          -----          -----       -----           -----
                         $ 579           $ 563      100.0%           100.0%
                          =====          ======     =====            =====

                                     At                            At
                              December 31, 2001            December 31, 2000
                            --------------------        ---------------------
Total loans (1)                 $35,026,024                   $36,206,544
Reserve for loan losses            $579,113                     $562,997
Reserve/Loans %                       1.65%                        1.55%

(1) Excludes loans held for sale.

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

     Other real estate owned at December 31, 2001 and December 31, 2000 includes a commercial development site in Sault Ste. Marie, Michigan. Based upon an appraisal, management believes the 16-acre site where a former loan office is located has a fair market value more than its carrying value of $200,000 at December 31, 2001. The Bank no longer intends to utilize it for a branch location and accordingly has classified it as other real estate owned. Management has executed an agreement to sell the property to a third-party for $300,015 subject to various contingencies. There is no assurance that a sale of the Sault Ste Marie property will be consummated.

Non-Interest Income and Non-Interest Expense

     Non-interest income. For continuing operations, non-interest income increased to $3,955,410 in 2001, from $2,650,329 in 2000, an increase of 49.2%.
The increase in 2001 was mainly the result of increased revenues from Midwest Loan Services' loan subservicing and set-up fees, which more than offset a decline in income from merchant banking (BIDCO) income, because the BIDCO's results were deconsolidated after May 1, 2000.

     For continuing operations, non-interest income increased to $2,650,329 in 2000, from $2,289,126 in 1999, an increase of 15.8%. The increase in 2000 was mainly the result of increased revenues from Midwest Loan Services' loan subservicing and set-up fees, which more than offset a decline in income from merchant banking (BIDCO) income, because the BIDCO's results were deconsolidated after May 1, 2000.
     Mortgage banking. Mortgage banking, servicing and origination fees increased from $2,183,209 in 2000 to $3,783,721 in 2001. The increase in mortgage banking fee income was the result of an increase in the number of loans subserviced at Midwest Loan Services. Likewise, mortgage banking, servicing and origination fees increased to $2,183,209 in 2000 from $1,151,923 in 1999. The increases in mortgage banking fee income for both 2000 and 2001 was the result of an increase in the number of loans subserviced at Midwest Loan Services.

     During 2000, Midwest Loan Services increased its mortgage subservicing contracts by 280% (from $0.5 billion to $1.9 billion) as a result of a new business relationship with one of the top five mortgage banking firms on Wall Street. During the first half of 2001, Midwest reached a peak of $2.7 billion in 1-4 family residential loan servicing. In the third quarter of the year, the loan servicing volume was significantly cut back as Midwest's largest customer decided to significantly scale back the amount of business it was providing to Midwest. As of July 1, 2001, 18,500 loans or 95% of the mortgages sub-serviced by Midwest for this customer had been transferred to other sub-servicers including a subsidiary of this firm with the rest transferred the following month. During 2001 Midwest increased its emphasis on mortgage loan originations through its credit union customers. Much of the increase in loan set up and other fees resulted from fee income from mortgage originations generated from member of credit unions. In 2001, Midwest originated 939 mortgage loans. Growth was consistent in each month throughout the year. In January 2001 12 mortgage loans were originated and 135 were originated in December 2001, an 1,125% increase.

     The servicing rights portfolio totaled $67,670,000 of FHLMC and FNMA mortgages at December 31, 2001, versus $55,443,000 at December 31, 2000. All residential mortgage loan servicing in 2001 and 2000 was performed by Midwest Loan Services.

     Based on recent comparable sales and indications of market value from industry brokers, management believes that the current market value of the Bank's portfolio of mortgage servicing rights equals cost. Market interest rate conditions can quickly affect the value of mortgage servicing rights in a positive or negative fashion, as long term interest rates rise and fall.



Servicing Rights Held by University Bank ($ amounts in 000's)

                                       December 31, 2001       December 31, 2000
Book value of servicing                      $607                   $ 582

Total loans serviced                      $67,670                 $55,443
Ratio of book value of servicing to
  loans serviced                             .90%                   1.05%

Estimated market value of servicing:
  Outside appraisal                         $ 607                   $ 582
Estimated excess of market over book value    $ 0                     $ 0

     Additional information regarding the Bank's mortgage banking activities for the past three years is set forth in Note 4 to our consolidated financial statements.

     Mortgage Banking (Michigan BIDCO). BIDCO invests in businesses in Michigan with the objective of capital gains while fostering job growth and economic development. As of December 31, 2001, the BIDCO had made twenty-nine investments since its inception in 1993, amounting to a total of $16,569,800 at original cost, before repayments or participations sold. At December 31, 2001, Michigan BIDCO had total assets of $1,109,561 versus $3,429,226 at December 31, 2000.

     The financial results of Michigan BIDCO were accounted for under the equity method of accounting until March 1999. In April 1999, $1,850,000 of Michigan BIDCO bonds were repurchased by the BIDCO, and University Bank converted its $27,000 of bonds into common stock, thereby increasing the Bank's equity ownership to 80.1%. Effective April 1999, Michigan BIDCO's financial results became consolidated into the results of University Bancorp. The remaining Michigan BIDCO bonds were converted into common stock on May 31, 2000, and thus diluted University Bancorp's equity ownership down to 28.8%. As a result, the BIDCO is no longer consolidated in the financial statements of University Bancorp and the investment is now accounted for under the equity method of accounting. The Company's equity share of BIDCO at December 31, 2001 is 6.10%. Income (loss) realized from the investment in the BIDCO of was $(114,551), $234,740 and $916,991 in 2001, 2000, and 1999, respectively.

     Securities. Proceeds from sales of marketable equity securities included in proceeds from sales of investment securities were $0, $98,625 and $74,550 for the years ended December 31, 2001, 2000 and 1999, respectively. Gross gains of approximately $0, $20,625 and $1,879 were realized on 2001, 2000 and 1999 sales, respectively. Gross losses of $17,981 were realized on 1999 sales.

     Proceeds from sales of available for sale debt securities were $541,460, $1,123,594 and $530,763 for the years ended December 31, 2001, 2000 and 1999, respectively, excluding sales associated with the Bank's mortgage banking operation. There were gross gains of $12,639 and $625 on 2001 an 1999 sales, respectively and a gross loss $2,839 on 2000 sales.

     At December 31, 2001 gross unrealized losses in our available-for-sale securities were $167,000 and gross unrealized gains were $0. At December 31, 2000, gross unrealized losses in the available-for-sale securities were $335,000 and gross unrealized gains were $0. At December 31, 1999 gross unrealized losses in our available-for-sale securities were $585,000 and gross unrealized gains were $0.

     Non-interest expense. Non-interest expense increased to $5,960,223 in 2001 from $4,694,974 in 2000. The increase was primarily the result of increased operational expenses at Midwest Loan Services, which more than offset cost control efforts in other areas at the Bank. During the year the retail bank division's non-interest expenses increased by just $31,226 to $2,676,073 from $2,644,847. Midwest's operations were expanded in 2001 due to a substantial increase in mortgage sub-servicing and origination activity. As the volume expanded Midwest increased its workforce to perform the required tasks. Other servicing and sub-servicing related expenses, such as occupancy, supplies and postage increased also. At the Bank level, a concerted effort was made to reduce its non-interest expenses. Notable improvements were made in the legal and audit expense category. Non-interest expense was also impacted by an increase in the amortization of the mortgage servicing rights due to the low interest rate environment after September 2001.

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

Liquidity and Capital Resources

     Our total assets at December 31, 2001 amounted to $45.62 million compared to $47.67 million at December 31, 2000. Loans receivable, net of reserves and including loans held for sale, increased by $0.67 million to $36.58 million from $35.91 million. Cash and cash equivalents including Federal Funds sold on an overnight basis at the end of 2001 decreased by $1.71 million from the prior year, while securities increased by $0.32 million. At year-end 2001, the Bank had an unused line of credit from the Federal Home Loan Bank of Indianapolis of $4.91 million, and an unused line of credit from the Federal Reserve Bank of Chicago of $2.10 million.

     University Bank, as an FDIC-insured bank, is subject to certain regulations that require the maintenance of minimum liquidity levels of cash and eligible investments. The Bank has historically exceeded this minimum as a result of its investments in federal funds sold, U.S. government and U.S. agency securities and cash. In addition, University Bancorp had $96,045 in cash and equity securities at the end of 2001 to meet cash needs, primarily operating expenses and interest and principal reductions on the University Bancorp's note payable. The balance of the loan was $430,000 and $532,000 at year-end 2001 and 2000. The note is a fully amortizing loan maturing in early 2005. In an effort to maintain the Bank's Tier 1 capital to assets ratio above 7% and to increase capital through retained earnings, management does not expect that the Bank will pay dividends to University Bancorp in 2002. Management intends that the cash and securities on hand, together with cash from the sale of common stock, equity conversion notes and preferred stock to be sufficient to cover the required principal reductions during 2002 on University Bancorp's loan.

     During 2001, University Bancorp raised working capital by issuing equity conversion notes, which bear interest at prime rate although all payment of interest is deferred until conversion into common stock or redemption. Notes are redeemable only through the proceeds of a future sale of common stock or preferred stock. The various equity conversion notes that were issued were converted into common stock in November 2001 as part of our rights offering of common stock, which raised $1,659,749 through the sale of 1,659,749 shares, less offering expenses. The equity conversion notes were sold to our President, Chairman and members of their family.

     The Company's total stockholders' equity at December 31, 2001 was approximately $2.74 million (or 6.0% of total assets) compared to $2.04 million (or 4.3% of total assets) at December 31, 2000. The Bank's regulatory capital at December 31, 2001 was $3.72 million or 7.13% of the Bank's total regulatory assets. The risk-adjusted capital ratio of 9.16% exceeded the minimum regulatory risk-based capital requirement of 8% of the risk-adjusted assets for the Bank. The following table provides detailed information about the Bank's risk-adjusted assets and actual capital percentages:


                                           Risk Adjusted Assets & Capital Ratios ($ amounts in 000's)

                                           Totals        Items Not             Allocation by Risk Weight Category
                                                       Subject to Risk
                                                         Weighting              0%             20%            50%            100%
Balance Sheet Asset Categories
Cash and balances due from
   depository institutions                 837                 -                300           537
Available for sale securities            2,260               (167)              479         1,948
Loans held for sale                      2,138                                                               2,068               70
Loans                                   35,026                                                166           11,349           23,511
Allowance for loan losses                (579)               (579)
All other assets                         5,910                125                             848                             4,937
                                       ---------------------------------------------------------------------------------------------
Total Assets                            45,592               (621)              779         3,499            13,417          28,518
                                       =============================================================================================

Risk-weighted assets                    35,927                                   -            700             6,709          28,518
Less: Excess allowance for loan losses     130
                                       -------
                                        35,848
                                       =======


               TOTAL AVERAGE ASSETS
Average Total Assets for Leverage Capital Purposes                  45,976
Other identifiable Intangible Assets                                 (125)
                                                                  ---------
Total Average Assets                                                45,851
                                                                  ==========

                TIER 1 CAPITAL
Total Equity Capital                                                 2,924
Less: Unrealized losses on available-for-Sale
      Securities                                                      (167)
Plus: Minority Interest                                                305
Less: Other identifiable Intangible Assets                             125
                                                                  ----------
Total Tier 1 Capital                                                  3,271
                TIER 2 CAPITAL
Allowance for loans & Lease losses                                      579
Less: Excess Allowance                                                  130
                                                                  -----------
Total Tier 2 Capital                                                    449
                                                                  -----------
Total Tier 1 & Tier 2 Capital                                          3,720
                                                                  ===========
                                 CAPITAL RATIOS
Tier 1/Total Average Assets                                            7.13%
Tier 1/Total Risk-Weighted Assets                                      9.14%
Tier 1 & 2/Total Risk-Weighted Assets                                 10.39%

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

     Rising long term and short term interest rates tend to increase the value of Midwest Loan Services' investment in mortgage servicing rights and improve Midwest Loan Services' current return on these rights by lowering required amortization rates on the rights. Rising interest rates tend to decrease new mortgage origination activity, negatively impacting current income from the Bank's retail mortgage banking operations and Midwest's mortgage banking operation activities. Rising interest rates also slow Midwest Loan Services' rate of growth, but increases the duration of its existing mortgages being subserviced under contract.

     The Bank's securities portfolio is designed to offset a portion of the market value risk associated with the servicing rights. During 2001, the market value of the servicing rights versus book decreased by approximately $224,000 (the decrease was expensed as amortization expense) to $0 while the market value of the Bank's zero coupon and PO securities increased by $167,487 based on year-end fair market values.

     The table on the following page details our interest sensitivity gap between interest-earning assets and interest bearing liabilities at December 31, 2001. Certain items in the table are based upon various assumptions that may not necessarily reflect future experience, and therefore, certain assets and liabilities may in fact mature or re-price differently from what is illustrated. The one-year static gap position at December 31, 2001 was estimated at ($14.4 million) or (31.60%):



                                      Asset/Liability Position Analysis as of December 31, 2001

                                                       (Dollar amounts in Thousands)
                                                          Maturing or Repricing in

                                         3 Mos    91 Days to          1 - 3        3 - 5      Over 5  ALL
ASSETS                                  or Less       1 Year          Years        Years      Years   Other       Total
    Fed Funds                              -              -             -             -          -          -            -
    Loans - Net                       7,747           6,451         6,559         9,518     6,120       (579)       35,815
    Non-Accrual Loans                                     -             -             -          -        770          770
    Securities                            -               -             -             -      3,108          -        3,108
    Other Assets                          -             600             -             -          -      4,493        5,093
    Cash and Due from Banks              59               -             -             -          -        778          837
                                      ------------------------------------------------------------------------------------------
      TOTAL ASSETS                     7,806          7,051         6,559         9,518      9,228      5,462       45,623
                                      ------------------------------------------------------------------------------------------

LIABILITIES
    CD's under $100,000                 9,016         5,982         2,668           332        269          -       18,267
    CD's over $100,000                  1,997         2,281         1,106             -        115          -        5,499
    MMDA                                4,818         4,819             -             -          -          -        9,637
    NOW                                     -             -         4,063             -          -          -        4,063
    Demand and Escrow                       -             -                           -          -      2,491        2,491
    Savings                                 -             -           340             -          -          -          340
    Other Borrowings                       91           269         1,355            34          -          -        1,749
    Other Liabilities                            -                                    -          -        940          940
    Equity                                  -             -             -             -          -      2,737        2,737
                                      ------------------------------------------------------------------------------------------
      TOTAL LIABILITIES                15,922        13,351         9,532            366       384      6,068       45,623
                                      ------------------------------------------------------------------------------------------
              GAP                     (8,116)        (6,300)       (2,973)        9,151      8,844      (606)            -
                                      ------------------------------------------------------------------------------------------
              CUMULATIVE GAP          (8,116)       (14,416)      (17,389)       (8,238)       606          -
                                      =============================================================================

              GAP PERCENTAGE           -17.79%        -31.60%      -38.11%       -18.06%      1.33%      0.00%
                                       ============================================================================













The following repricing information is provided for the Bank's investment portfolio, using book values, as of December 31, 2001:

Investment Portfolio Maturities ($ amounts in thousands) and Yield by Type:

                                                 Maturity or Repricing Interval:
                                                      Less Than          1 Year to       5 Years to        More Than
                                                       One Year            5 Years         10 Years         10 Years
U.S. Treasuries and Government Agencies:
  Amount                                                     $0                 $0               $0           $2,427
  Yield                                                      0%                 0%               0%            3.65%



Additional information regarding the Bank's investments is set forth under Note 5 to the consolidated financial statements.

       The following information illustrates maturities and sensitivities of the Bank's loan portfolio to changes in interest rates as of December 31, 2001:

Loan Portfolio Maturities by Type ($ amounts in thousands):

                                                 Maturity Interval:
                                                     Less Than         1 Year to          More Than
                                                      One Year           5 Years            5 Years             Total
Commercial                                             $ 5,368          $  9,787           $  2,699          $ 17,854
Real Estate Mortgage (1)                               $   757          $    551           $ 12,069          $ 13,377
Installment/Consumer                                   $   262          $    922           $  2,611          $  3,795
                                                        ------            ------             ------            ------
      Total                                            $ 6,387          $ 11,260           $ 17,379          $ 35,026
                                                        ======            ======             ======            ======


                                                   Maturity Less           Maturity
                                                       Than             More Than One
                                                      One Year               Year             Total
Total Variable Rate Loans                             $  2,430           $ 13,028           $ 15,458
Total Fixed Rate Loans                                $  3,957           $ 15,611           $ 19,568
                                                        ------             ------             ------
      Total Loans (1)                                 $  6,387           $ 28,639           $ 35,026
                                                        ======             ======             ======

(1) Excludes loans held for sale of $2,138 and the allowance for loan losses.

Income Taxes

     Income tax expense (benefit) in 2001 and 2000 was $0, versus $32,524 in 1999. The effective tax (benefit) rate was 0% in 2001 and 2000, and (3.7%) in 1999. No tax benefit was realized in 2001, 2000 or 1999 due to loss carryforwards as a result of the net losses from operations.

     In 1996, the Bank, through a subsidiary, purchased a $1,000,000 interest in a partnership investment in Michigan Capital Fund for Housing Limited Partnership I, a Michigan limited partnership, which invested in federal low-income housing tax credits. The initial investment consisted of a $50,000 equity purchase and the execution by the subsidiary of a $950,000 promissory note held by this Partnership. Additional capital contributions are made over time to reduce the balance of the note. The purchase of the tax credits increased the deferred federal income tax assets in 2001, 2000 and 1999 and is expected to decrease the amount of federal income taxes we would otherwise pay annually through 2005.

     At December 31, 2001, the Company had available federal income tax loss carryforwards that could be utilized to shelter approximately $3,070,000 future taxable income. Realization of income tax benefits not recorded in the financial statements is dependent upon generating sufficient future taxable revenue. See footnote 14 to the financial statements


Legal Proceedings

     At December 31, 2001 we had no outstanding legal proceedings that would have a material affect on us.

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


Recent Events


     Management is in advanced negotiations to sell its shares of Midwest Loan Services, Inc. in a transaction that would result in total proceeds of approximately $2,500,000, including a capital gain of $1,000,000, a payment of $200,000 by year-end 2002 subject to contingencies, and ongoing fee income of 1% of the managed escrow accounts serviced by Midwest (currently, this fee income would be approx. $100,000 per year). There is no assurance that such a transaction could be completed or that management will opt to sell its 80% stake in Midwest.

                            UNIVERSITY BANCORP, INC.


                              --------------------


                        CONSOLIDATED FINANCIAL STATEMENTS


                              --------------------


                          DECEMBER 31, 2001, 2000, 1999

               Report of Independent Certified Public Accountants

Board of Directors and Stockholders
University Bancorp, Inc.

     We have audited the accompanying consolidated statement of financial condition of University Bancorp, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the two years ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 2000 financial statements of Midwest Loan Services, Inc. an 80 percent owned subsidiary, which statements reflect total assets and revenues constituting 5 percent and 33 percent, respectively of the related consolidated totals for the year ended December 31, 2000. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Midwest Loan Services, Inc. for 2000, is based solely on the report of the other auditors. The consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the year ended December 31, 1999 were audited by other auditors whose report dated March 17, 2000, expressed an unqualified opinion on those statements.

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

     In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements for 2001 and 2000 referred to above present fairly, in all material respects, the consolidated financial position of University Bancorp, Inc. and subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.


GRANT THORNTON LLP

Southfield, Michigan
March 15, 2002






                          UNIVERSITY BANCORP, INC ....
                           Consolidated Balance Sheets
                           December 31, 2001 and 2000

                                                   December 31,   December 31,
ASSETS ........................................        2001            2000
                                                  ------------    ------------
Cash and due from banks ... ...................   $    837,550    $  2,537,313
Short term investments ........................           --             9,307
                                                   ------------    ------------
     Total cash and cash equivalents ..........        837,550       2,546,620
Securities available for sale, at market ......      2,260,103       1,944,629
Federal Home Loan Bank Stock ..................        848,400         848,400
Loans held for sale, at the lower of
  cost or market ..............................      2,137,786         267,570
Loans ..........................................    35,026,024      36,206,544
Allowance for loan losses ......................      (579,113)       (562,997)
                                                   ------------    ------------
     Loans, net ................................     34,446,911      35,643,547

Premises and equipment, net ....................      1,787,018       1,375,757
Investment in Michigan BIDCO Inc. ..............        629,258       1,277,384
Investment in Michigan Capital Fund LPI ........        456,244         556,904
Mortgage servicing rights , net ................        606,537         582,210
Real estate owned, net .........................        200,000         340,881
Accounts receivable ............................        862,848       1,639,962
Accrued interest receivable ....................        229,417         307,600
Prepaid expenses ...............................        191,700         168,195
Goodwill, net ..................................         63,914         139,412
Other assets ...................................         65,045          31,582
                                                   ------------    ------------
      TOTAL ASSETS .............................   $ 45,622,731    $ 47,670,653
                                                   ============    ============


                                                                 -Continued-










                         UNIVERSITY BANCORP, INC .......
                     Consolidated Balance Sheets (continued)
                           December 31, 2001 and 2000

                                                   December 31,    December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY ...........      2001            2000
                                                   ------------    ------------
Liabilities:
Deposits:
  Demand - non interest bearing ................   $  2,390,750    $  3,062,013
  Demand - interest bearing ....................     13,701,011      13,106,221
  Savings ......................................        340,341         368,928
  Time .........................................     23,765,478      21,641,561
                                                   ------------    ------------
     Total Deposits ............................     40,197,580      38,178,723
Short term borrowings ..........................         91,566       4,093,954
Long term borrowings ............................     1,657,506         926,130
Accounts payable ................................       339,536       1,474,963
Accrued interest payable ........................       177,407         426,470
Other liabilities ...............................       117,398         245,381
                                                   ------------    ------------
     Total Liabilities ..........................    42,580,993      45,345,621
Minority Interest ...............................       305,129         282,750
Stockholders' equity:
  Preferred stock, $0.001 par value;
    $1,000 liquidation value;
    Authorized - 500,000 shares;
    Issued 725 shares in 2001 ....................     725,000
  Common stock, $0.01 par value;
    Authorized - 5,000,000 shares;
    Issued - 3,867,732 shares in 2001 and
         2,142,985 shares in 2000 ................       38,677          21,430
  Additional paid-in-capital .....................    5,411,018       3,817,608
  Accumulated deficit ............................   (2,205,444)     (1,846,627)
  Treasury stock - 115,184 shares in 2001
    and 2000 .....................................     (340,530)       (340,530)
  Accumulated other comprehensive loss,
    unrealized losses on securities
    available for sale, net ......................     (167,112)       (334,599)
                                                   ------------    ------------
     Total Stockholders' Equity ..................    2,736,609       2,042,282
                                                    ------------    ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .. $ 45,622,731    $ 47,670,653
                                                   ============    ============

        The accompanying notes are an integral part of the consolidated financial statements.

                                        UNIVERSITY BANCORP, INC ..............
                                  Consolidated Statements of Operations
                          For the Years Ended December 31, 2001, 2000 and 1999

                                           2001         2000          1999
                                        ----------   ----------    ----------
Interest income:
  Interest and fees on loans ...... $    3,254,088 $  3,109,669 $    2,942,246
  Interest on securities:
   U.S. Government and agencies ...        202,357       129,786      129,495
   Other securities ...............         63,080        74,076       67,872
   Other interest income ..........         23,572         1,914       54,981
                                         ----------   ----------    ----------
     Total interest income ........      3,543,097     3,315,445    3,194,594
                                         ----------   ----------    ----------
Interest expense:
  Interest on deposits:
   Demand deposits ................        401,385       615,721      588,409
   Savings deposits ...............          6,034         6,542        4,799
   Time certificates of deposit ...      1,257,631     1,082,828    1,071,991
  Short term borrowings ...........         87,304       241,782      111,245
  Long term borrowings ............         52,503       127,574      190,117
                                         ----------   ----------    ----------
     Total interest expense .......      1,804,857     2,074,447    1,966,561
                                         ----------   ----------    ----------
     Net interest income ..........      1,738,240     1,240,998    1,228,033
Provision for loan losses .........         40,000       111,000       92,648
                                         ----------   ----------    ----------
     Net interest income after
       provision for loan losses ..      1,698,240     1,129,998    1,135,385
                                         ----------   ----------    ----------
Other income:
  Loan servicing and subservicing fees   2,145,619     1,073,673      557,285
  Initial loan set-up and other fees .   1,570,900     1,069,778      528,525
  Gain on sale of mortgage loans .....      67,202        39,758       66,113
  Merchant banking/ BIDCO income .....    (114,551)      234,740      916,991
  Insurance & investment fee income ..      97,489        71,529       90,185
  Deposit service charges and fees ...      86,135        61,538       62,716
  Net security gains (losses) ........      12,639        17,786      (15,477)
  Other ..............................      89,977        81,527       82,788
                                         ----------   ----------    ----------
     Total other income ..............   3,955,410     2,650,329    2,289,126
                                         ----------   ----------    ----------

                    -Continued-


                          UNIVERSITY BANCORP, INC.
             Consolidated Statements of Operations (continued) For the Years
            Ended December 31, 2001, 2000 and 1999

                                           2001          2000          1999
                                       ----------    ----------    ----------
Other expenses:
  Salaries and benefits ............$   3,250,713 $   1,928,060 $    1,760,670
  Occupancy, net ...................       464,183       320,089       249,855
  Data processing and equipment ....       286,200       336,016       306,531
  Legal and audit expense ............     127,212       408,430       423,633
  Consulting fees ....................     231,795       206,313       119,456
  Mortgage banking expense ...........     132,832       150,403       156,467
  Servicing rights amortization ......     325,091       171,129       214,259
  Goodwill amortization ..............      15,978       139,412             0
  Advertising ........................     111,862       103,177       145,824
  Memberships and training ...........      64,609        98,237        81,121
  Travel and entertainment ...........     104,189        59,565       112,398
  Supplies and postage ...............     333,682       195,449       133,171
  Insurance ..........................      84,772       104,335        48,793
  Other operating expenses ...........     427,105       474,359       363,534
                                         ----------    ----------    ----------
     Total other expenses ............    5,960,223     4,694,974     4,115,712
                                         ----------    ----------    ----------
Loss from continuing operations
   before income taxes ...............    (306,573)     (914,647)     (691,201)
                                         ----------    ----------    ----------
Income tax expense (benefit) .........           0             0        32,524
                                         ----------    ----------    ----------
Net loss from continuing operations ..    (306,573)     (914,647)     (723,725)
Discontinued operations (Note 2) .....           0             0      (191,755)
                                         ----------    ----------    ----------
     Net loss .......................$    (306,573) $   (914,647) $   (915,480)
                                         ==========    ==========    ==========
     Preferred stock dividends ......       52,244         3,933             0
                                         ----------    ----------    ----------
     Net loss available to common
       shareholders                  $    (358,817) $   (918,580) $   (915,480)
                                         ==========    ==========    ==========
Basic and diluted loss from continuing
operations per common share              $   (0.13)    $   (0.45)    $   (0.36)
                                         ==========    ==========    ==========
Basic and diluted loss per common share  $   (0.13)    $   (0.45)    $   (0.46)
                                         ==========    ==========    ==========
Weighted average shares outstanding ....  2,278,364     2,026,735     1,993,607
                                         ==========    ==========    ==========





                            UNIVERSITY BANCORP, INC.
             Consolidated Statements of Comprehensive Income (Loss)
              For the Years Ended December 31, 2001, 2000 and 1999

                                              2001           2000           1999
                                       -----------    -----------    -----------
Net loss ...........................  $  (306,573)    $ (914,647)    $ (915,480)
Other comprehensive income (loss):
   Unrealized gains/(losses) on
    securities available for sale ..      180,126        268,085       (417,452)
   Less:  reclassification
    adjustment for accumulated
   (losses)/gains included in net
    loss ...........................       12,639         17,786        (15,477)
                                       -----------    -----------    -----------
   Other comprehensive income/(loss)
    before tax effect ..............      167,487        250,299       (401,975)
   Income tax expense (benefit) ....            0              0         62,216
   Other comprehensive income loss),
    net of tax .....................      167,487        250,299       (464,191)
                                        -----------    -----------    ----------
Comprehensive loss .................  $   (139,086)   $  (664,348)  $(1,379,671)
                                        ===========    ===========    ==========

                            UNIVERSITY BANCORP, INC.
                 Consolidated Statements of Stockholders' Equity For the years ended December 31, 2001, 2000, and 1999

                                      Preferred Stock $.001     Common Stock $.01        Treasury Stock
                                            Par Value               Par Value                                  Additional
                                    -------------------------------------------------------------------------
                                     Number of       Par        Number of     Par    Number of                  Paid In
                                      Shares        Value        Shares      Value    Shares       Cost         Capital
                                    -------------------------------------------------------------------------------------------

Balance December 31, 1998                -            -           2,104,323  $21,043  (115,184)   $(340,530)      $3,539,474
                                    -------------------------------------------------------------------------
Issuance of shares weighted average      -            -              23,662                  -           -
price of $2.125 per share                                                        237                                  50,045
=====================================
Capital increase due to retirement                                                       -           -
of BIDCO stock                           -            -             -          -                                     170,872
Capital increase due to conversion                                                       -           -
of BIDCO bonds to BIDCO stock            -            -             -          -                                      26,117
Unrealized losses on securities                                                          -           -             -
available for sale, net of tax           -            -             -          -
Net loss                                 -            -             -          -         -           -             -
                                    -------------------------------------------------------------------------------------------
Balance December 31, 1999                -            -           2,127,985  $21,280  (115,184)  $ (340,530)      $3,786,508
Issuance of common stock at
weighted average price of $2.08 per
share                                    -            -              15,000      150     -           -                31,100
Issuance of preferred stock at
price of $1,000 per share                725        725,000         -          -         -           -             -
Unrealized gain on securities            -            -                                  -           -             -
available for sale, net of tax                                      -          -
Net loss                                 -            -             -          -         -           -             -
                                    -------------------------------------------------------------------------------------------
Balance December 31, 2000                 725  $    725,000       2,142,985 $21,430             $  (340,530)     $3,817,608
                                                                                    (115,184)
Issuance of preferred stock               733          733,000      -          -         -           -             -
Conversion of preferred stock to
common stock                         $  (1,458)   $(1,458,000)    1,458,000  $14,580     -           -            $1,443,420
Issuance of common stock at
weighted average price of $1.00 per
share, net of expenses of $114,090                                  266,747 $2,667                           $     149,990
       Payment of preferred dividend
Unrealized gain on securities
available for sale, net of tax
Net loss
                                    -------------------------------------------------------------------------------------------
                                           -    $         -       3,867,732$38,677  (115,184)   $(340,530)    $   5,411,018
                                    ===========================================================================================





                                       UNIVERSITY BANCORP, INC.

                               Consolidated Statements of Stockholders' Equity

                             For the years ended December 31, 2001, 2000, and 1999
                                                                      Accumulated
                                                                         Other            Total
                                                       Retained      Comprehensive    Stockholders'
                                                       Earnings          Loss             Equity
              ------------------------------------------------------------------------------------
              Balance December 31, 1998
                                                       (16,500)        (120,707)         3,082,780
              ------------------------------------------------------------------------------------
              Issuance of shares weighted average         -                -
              price of $2.125 per share                                                     50,282
              Capital increase due to retirement          -                -
              of BIDCO stock                                                               170,872
              Capital increase due to conversion          -                -
              of BIDCO bonds to BIDCO stock                                                 26,117
              Unrealized losses on securities             -
              available for sale, net of tax                               (464,191)     (464,191)
              Net loss                                (915,480)        -             (915,480)
              ------------------------------------------------------------------------------------
              Balance December 31, 1999              $(931,980)       $(584,898)   $ 1,950,380
              Issuance of common stock at weighted        -                -
              average price of $2.08 per share                                              31,250
              Issuance of preferred stock at price
              of $1,000 per share                         -                -               725,000
              Unrealized gain on securities               -
              available for sale, net of tax                                 250,299       250,299
              Net loss                               (914,647)           -              (914,647)
              -------------------------------------------------------------------------------------
              Balance December 31, 2000            $(1,846,627)    $(334,599)          $2,042,282
              Issuance of preferred stock                 -                -             $ 733,000
              Conversion of preferred stock to
              common stock                                -                -               $ -
              Issuance of common stock at weighted
              average price of $1.00 per share,
              net of expenses of $114,090                                                $ 152,657
                      Payment of preferred dividend   $(52,244)                      $ (52,244)
              Unrealized gain on securities
              available for sale, net of tax                                $167,487     $ 167,487
              Net loss                              $ (306,573)                      $(306,573)
              -------------------------------------------------------------------------------------
                                                   $(2,205,444)    $  (167,112)         $2,736,609
              =====================================================================================



                                                      UNIVERSITY BANCORP, INC.
                                                Consolidated Statements of Cash
                                        Flows For the years ended December 30,
                                        2001, 2000 and 1999

                                                                                2001             2000              1999
                                                                          ----------------- ---------------- ------------------
       Cash flow provided by (used in) operating activities:
       Net loss                                                              $   (306,573)     $  (914,647)      $   (915,480)
       Adjustments to reconcile net loss to net cash provided by (used
       in) operating activities:
           Depreciation                                                            268,529          252,726            357,647
           Amortization                                                            441,729          410,541            214,259
           Provision for loan loss                                                  40,000          111,000             92,648
           Gain on loan sales and securitization                                  (67,202)         (39,758)           (66,113)
           Accretion on securities                                               (202,277)         (98,341)           (91,151)
           Net (gain)/loss on sale of securities                                  (12,639)         (17,786)             15,477
           Net change in:
             Investment in Michigan BIDCO, Inc.                                          0                0            725,733
             Real estate owned                                                 (1,662,133)          330,590             23,946
             Other assets                                                          508,431      (1,977,779)            429,933
             Other liabilities                                                 (1,490,094)        2,073,567        (5,647,769)
                                                                             -------------       ----------       ------------
       Net cash provided by (used in ) operating activities                    (2,482,229)          130,113        (4,860,870)
                                                                             -------------       ----------       ------------

       Cash flow provided by (used in) investing activities:
             Purchase of investment securities                                   (474,780)         (78,000)          (980,412)
             Proceeds from sales of investment
               securities                                                          541,460        1,222,219            605,313
             Proceeds from maturities/paydowns of
               investment securites                                                    249            3,993            332,116
             Net change in Michigan BIDCO equity
               investments                                                         648,126          197,302                  0
             Loans granted, net of repayments                                    1,156,636      (5,615,966)          4,144,272
             Premises and equipment expenditures, net                            (679,790)        (273,997)          (255,485)
                                                                             -------------      -----------        -----------
       Net cash (used in) provided by investing activities                       1,191,901      (4,544,449)          3,845,804
                                                                             -------------      -----------        -----------

       Cash flow provided by (used in) financing activities:
             Change in deposits                                                  2,018,857        4,381,278       (11,168,662)
             Change in short term borrowings                                   (4,002,388)          980,094          2,836,860
             Issuance of long term borrowings                                    1,000,000                0          1,259,019
             Issuance of equity conversion notes                                   212,904          231,000            304,000
             Principal payments on long term borrowings                          (268,624)        (403,986)          (132,000)
                 Payment of preferred dividends                                   (52,244)
             Issuance of preferred stock                                           520,096          190,000                  0
             Issuance of common stock                                              152,657           31,250             50,282
             Purchase of treasury stock                                                  0                0                  0
             Conversion of BIDCO bonds and buyout of
               minority interests                                                        0                0            170,872
                                                                             -------------       ----------      -------------
              Net cash provided by (used in) financing
               activities                                                        (418,742)        5,409,636        (6,679,629)
                                                                             -------------       -----------     -------------

                 Net change in cash and cash
                   equivalents                                                 (1,709,070)          995,300        (7,694,695)
       Cash and cash equivalents:
            Beginning of year                                                    2,546,620        1,551,320         9,246,015
                                                                             -------------     -----------       ------------
          End of year                                                     $      837,550     $  2,546,620      $   1,551,320
                                                                             =============      ===========       ============
       Supplemental disclosure of cash flow information:
             Cash paid for interest                                       $    2,053,920     $  1,888,083      $    2,141,515

       Supplemental disclosure of non-cash ransactions:
             BIDCO conversion of bonds to common stock                                                         $     26,117
             Preferred stock converted to common stock                           1,458,000
             Equity conversion notes converted to
               preferred stock                                                     212,904          535,000


           De-consolidation of Michigan BIDCO, Inc.:
             Cash (deposits at University Bank)                                              $  (1,746,466)
             Equity investments of Michigan BIDCO, Inc.                                           (595,663)
             Loans                                                                                (518,567)
             Premises & equipment                                                                  (50,724)
             Real estate owned                                                                     (12,313)
             Other assets                                                                          (70,857)
             Long-term borrowings                                                                   993,000
             Other Liabilities                                                                      724,206
             Investment in Michigan BIDCO,Inc.                                                    1,277,384


The accompanying notes are an integral part of the consolidated financial statements.



1.       Summary of significant accounting policies

        Principles of Consolidation and Nature of Operations The consolidated financial statements of University Bancorp, Inc. (the Company) include the operations of its wholly-owned subsidiary, University Bank (the
        Bank), the Bank's wholly-owned subsidiary, University Insurance & Investment Services, Inc.(Agency) and an 80% owned subsidiary, Midwest Loan Services, Inc. (Midwest). In 1999, the consolidated financial statements also include an 80% owned subsidiary, Michigan BIDCO (BIDCO). Due to the reduction in the Company's ownership percentage, this entity is accounted for using the equity method at December 31, 2001 and 2000. The accounts are maintained on an accrual basis in accordance with generally accepted accounting principles and predominant practices within the banking and mortgage banking industries. All significant intercompany balances and transactions have been eliminated in preparing the consolidated financial statements.

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

        University Insurance and Investments Services (Agency) is engaged in the sale of insurance products including life, health, property and casualty, and investment products including annuities, mutual funds, stock brokerage and money management. The Agency is located in the Bank's Ann Arbor main office. The Agency also has a limited partnership investment in low-income housing tax credits through Michigan Capital Fund for Housing Limited Partnership I with financing assistance from the General Partner, Michigan Capital Fund for Housing.

        Midwest Loan Services (Midwest) is engaged in the business of servicing and subservicing residential mortgage loans. Midwest began operations in 1992 and was acquired by University Bank in December, 1995. Midwest is based in Houghton, Michigan, and is a specialist in servicing loans for itself and other financial institutions, including the Bank (See Note
        4).


1.       Summary of significant accounting policies (continued)

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

       Mortgage banking activities
        Mortgage banking activitie includes retail and servicing operations. Mortgage loans held for sale are valued at the lower of cost or market as determined by bid prices for loans in the secondary market. The loans are sold without recourse, except in the event that documentation errors are made during the origination process.

1.       Summary of significant accounting policies (continued)

        Allowance for loan losses
        The allowance for loan losses is a valuation allowance for probable credit losses, increased by the provision for loan losses and recoveries and decreased by charge-offs. Management estimates the allowance balance required based on past loan loss experience, known and inherent risks in the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off.

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

        Premises and equipment
        Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed primarily on the straight-line method for bank premises and the accelerated method for equipment and land improvements over their estimated useful lives. The Company uses the following useful lives as of December 31, 2001:

          Buildings and building improvements ..............           39 years
          Land and leasehold improvements ..................           15 years
          Furniture, fixtures, and equipment ..............           3-7 years
          Software ........................................           2-5 years

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

1.       Summary of significant accounting policies (continued)

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

        Retirement plan
        The Bank has a 401-k Plan that allows an employee to contribute up to 15% of salary pre-tax, to the allowable limit prescribed by the Internal Revenue Service. Management has discretion to make matching contributions to the Plan. However, the Bank made no matching contributions for the years ended December 31, 2001, 2000 and 1999.

        Employees Stock Ownership Plan (ESOP)
        The Company has a noncontributory ESOP covering all full-time employees who have met certain service requirements. The employees' share in the Company's contribution is based on their current compensation as a percentage of the total employee compensation. As shares are contributed to the plan they are allocated to employees and compensation expense is recorded at the shares' fair value. The Company made no contribution in 2000 and 2001.

        Stock options
        No expense for stock options is recorded, as the grant price equals the market price of the stock at grant date. Pro-forma disclosures show the effect on income and earnings per share had the options' fair value been recorded using an option pricing model.

        Dividend restriction
        Banking regulations require the maintenance of certain capital levels and may limit the amount of dividends that may be paid by the bank to the holding company or by the holding company to shareholders. In addition, the Bank cannot pay a dividend until it has net retained earnings. The accumulated deficit of the Bank was $2,205,875 and $1,846,627 at December 31, 2001 and 2000, respectively.

        Earnings (loss) per share
        Basic earnings (loss) per share is net income (loss) of the Company (after the dividend requirement for preferred stock) divided by the weighted average common shares outstanding for the year. Diluted earnings per share includes the issuance of any additional dilutive potential common shares.

1.       Summary of significant accounting policies (continued)

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

        Reclassification
        Certain items in the 2000 and 1999 consolidated financial statements and notes have been reclassified to conform to the 2001 presentation.


2.     Discontinued Operations
        In 1999, University Bank sold its investment in two mortgage banking subsidiaries, Varsity Mortgage, LLC and Varsity Funding Services, LLC, which were based in Farmington Hills, Michigan. These subsidiaries specialized in the wholesale mortgage banking business, which involved the purchase from correspondents, and the sale to the secondary market, of conforming and nonconforming residential loans, respectively. The Company sold Varsity Funding's operating subsidiary, MortgageQuest in a transaction that resulted in no gain or loss to the Company and effectively dissolved Varsity Funding. In November 1999, the Company sold Varsity Mortgage in a transaction that resulted in no gain or loss to the Company. Accordingly, the statement of operations reflects these disposals as discontinued operations for the year ended December 31, 1999. The following schedule discloses the detail of income/loss from discontinued operations:

                                                                            1999
         Interest and fees on loans .....................       $   527,136
         Interest expense ...............................           318,383
         Provision for loan losses ......................                 0
         Mortgage banking income ........................         1,722,568
         Other income ...................................            42,433
         Salaries and benefits ..........................         1,153,677
         Occupancy ......................................           158,758
         Data processing ................................            69,913
         Supplies and postage ...........................            65,709
         Mortgage banking expense .......................           558,833
         Travel and entertainment .......................            22,537
         Consultant fees ................................            10,450
         Other operating expenses .......................           125,632
         Pretax income (loss) from discontinued operations      $  (191,755)


3.     Michigan BIDCO, Inc.
        BIDCO was incorporated for the purpose of providing financing to small businesses located in Michigan for the purpose of creating business and industrial development in the State of Michigan. BIDCO is licensed under the Michigan BIDCO Act, and is regulated by the Michigan Office of Financial and Insurance Services, Bank and Trust Division. The Chairman and President of the Company serve as officers and directors of BIDCO.

        Upon formation, Michigan BIDCO received $3 million from the State of Michigan (Michigan Strategic Fund or MSF). As BIDCO monitors each loan and investment, it determines the increase or retention in number of jobs and annual sales volume of each investee company. This increase or retention is then used to determine the credits earned and applied against interest and principal due to the MSF. The financial statements of BIDCO are stated using the prescribed accounting practices of investment companies. Prior to March 31, 1999, the Company's investment in BIDCO was accounted for under the equity method of accounting. On April 1, 1999, the Company increased its ownership of BIDCO to 80.1% and it became a consolidated subsidiary of the Company.

        On May 31, 2000, BIDCO converted its outstanding convertible bonds into common stock (a few convertible bonds were also redeemed at that time). With the conversion of these convertible bonds, the Company's consolidated ownership in BIDCO dropped from 80.1% to 28.8%. Subsequent to May 31, 2000, the BIDCO has been excluded from the Company's consolidated financial results and the Company's investment in BIDCO is now being accounted for using the equity method of accounting. At December 31, 2000, the Company owned 31.5% of BIDCO (of which 27.1% was held by the Bank and 4.4% by the Company). At December 31, 2001, the Bank's shares in the BIDCO were redeemed by the BIDCO in exchange for cash of $153,417 and preferred stock with a liquidation preference of $600,000. The preferred stock pays 7.5% annual dividends, payable in equal monthly installments and it can be retired at par value by the Bank, as cash is available. Total equity of BIDCO was $480 thousand and $2.9 million at December 31, 2001 and 2000, respectively.


4.      Secondary Market Operations
        Midwest Loan Services provides servicing and subservicing of real estate mortgage loans for University Bank and several other financial institutions. The unpaid principal balance of these loans was approximately $565 million, $2.2 billion and $352 million as of December 31, 2001, 2000 and 1999 respectively. Custodial escrow balances maintained in connection with these respective loans was $18.4 million, $38.5 million, and $6.5 million, at December 31, 2001, 2000 and 1999 respectively. The following summarizes the operations of Midwest for the years ended December 31:







4.       Secondary Market Operations (continued)


                                                                            2001                 2000                1999
      Loan servicing and subservicing fees                           $ 1,574,615          $ 1,073,673         $   547,142
      Loan set-up and other fees                                       1,665,664              597,308             412,728
      Interest income                                                    229,625              415,630              50,796
      Gain on sale of loans                                               60,655               29,249              43,616
                                                                       ---------            ---------           ---------
           Total income                                                3,530,559            2,115,860           1,054,282

      Salaries and benefits                                            1,706,795              773,569             466,060
      Amortization expense                                               312,232              153,170             153,336
      Interest expense                                                     2,389                7,661              15,084
      Other operating expenses                                         1,148,891              677,410             492,738
           Total expenses                                              3,170,307            1,610,810           1,127,218
                                                                       ---------            ---------           ---------
                 Pretax income from Midwest                          $   360,252          $   504,050         $   (72,936)
                                                                       =========            =========           =========

        University Bank sells conforming residential mortgage loans to the secondary market. These loans are owned by other institutions and are not included in the Company's consolidated balance sheets. Such mortgage loans have been sold predominately without recourse or with limited recourse. The unpaid principal balance of these loans was $2.3 million, $3.6 million and $64.4 million at December 31, 2001, 2000 and 1999 respectively.

        Following is an analysis of the change the Company's mortgage servicing rights:

                                             2001           2000           1999
Balance, January 1 ................     $ 582,210      $ 704,164      $ 948,208
Additions - originated ............       349,348         49,175        129,905
Bulk sale of servicing rights .....      (159,690)
Amortization expense ..............      (325,021)      (171,129)      (214,259)
                                         ---------      ---------      ---------
Balance, December 31 ..............     $ 606,537      $ 582,210      $ 704,164
                                         ========       =========      =========

        There was no valuation allowance necessary at December 31, 2001, 2000 or 1999.

5.      Securities available for sale
        The following is a summary of the amortized cost, gross unrealized gains, gross unrealized losses and fair value of securities available for sale at December 31, 2001 and 2000:

                                                               December 31, 2001
                                                Amortized     Gross Unrealized        Fair
                                                 Cost      Gains        Losses        Value
    U.S. agency mortgage-backed               $1,948,000      -     $ (111,000)     $1,837,000
    U.S. Treasury                                479,000      -        (56,000)        423,000
                                               ---------  --------    ---------      ---------
    Total                                     $2,427,000 $    -     $ (167,000)     $2,260,000
                                               =========  ========   ==========      =========


                                                             December 31, 2000
                                                Amortized     Gross Unrealized       Fair
                                                 Cost       Gains      Losses        Value
    U.S. agency mortgage-backed              $1,774,000      -      $(293,000)     $1,481,000
    U.S. Treasury                               506,000      -        (42,000)        464,000
                                              ---------  --------   ----------       ---------
    Total                                    $2,280,000 $    -      $(335,000)     $1,945,000
                                              =========  ========   ==========       =========


        All of the securities at December 31, 2001 and 2000 were pledged to secure certain borrowings.

      Sales of available for sale securities:                      2001                2000                1999
               Proceeds                                        $541,460          $1,222,219           $ 605,313
               Realized gains                                    12,639              24,126               2,504
               Realized losses                                        -               6,340              17,981

        The scheduled maturity date of the securities available for sale at December 31, 2001 is:

                                                 Amortized              Fair
                                                      Cost             Value
                     2002                       $        0        $        0
                     2003-2006                           0                 0
                     2007-2011                           0                 0
                     After 2011                  2,427,000         2,260,000
                                                $2,427,000        $2,260,000

6.      Loans
        Major classifications of loans are as follows as of December 31:

                                                2001                  2000
      Commercial                            $ 15,088,956          $ 13,686,729
      Real estate - mortgage                  13,377,240            15,525,725
      Real estate - construction               2,683,594             1,061,950
      Installment                              3,795,288             5,839,640
      Credit cards                                80,946                92,500
                                              ----------            ----------
         Gross Loans                          35,026,024            36,206,544
      Allowance for loan losses                 (579,113)             (562,997)
                                               ----------            ----------
         Net Loans                           $ 34,446,911          $ 35,643,547
                                               ==========            ==========

        Changes in the allowance for loan losses were as follows:

                                                                             2001                  2000                  1999
      Balance, beginning of year                                          $ 562,997             $ 532,585             $ 459,001
      Provision charged to operations                                        40,000               111,000                92,648
      Recoveries                                                             20,058                63,708                47,206
      Charge-offs                                                          (43,942)             (144,296)              (66,270)
                                                                           ---------             --------              --------
      Balance, end of year                                                $ 579,113             $ 562,997             $ 532,585
                                                                           =========             ========              ========



        Past due and non-accrual loans at December 31 are summarized as follows:

                                                    2001                  2000
      Past due loans:
      90 days and more and still accruing:
            Real estate                         $ 276,654             $ 457,486
            Installment loans                      24,194                 4,059
            Commercial loans                      194,404               158,299
                                                  -------               -------
                                                $ 495,252             $ 619,844
                                                  =======               =======
      Non accrual loans:
            Real estate - mortgage and
               construction loans               $ 770,024              $ 72,375
            Installment loans                           0                     0
            Commercial loans                            0                     0
                                                  -------               -------
                                                $ 770,024              $ 72,375
                                                  =======               =======


        Information regarding impaired loans for the years ended December 31, is as follows:

      Impaired loans:                                                         2001                 2000                  1999
      Loans with no allowance allocated                                    $       0            $       0             $ 489,510
      Loans with allowance allocated                                       $ 770,024            $  72,375             $  51,229
      Amount of allowance for loan losses allocated                        $  76,501            $  10,774             $   7,684

      Impaired loans:
      Average balance during the year                                      $ 770,714            $  72,199             $ 489,551
      Interest Income recognized thereon                                   $   8,454            $   5,017             $   2,548
      Cash-basis interest income recognized                                $   8,454            $       0             $       0




7.            Premises and equipment
        Classifications at December 31 are summarized as follows:

                                                                              2001               2000                       1999
      Land                                                             $   132,931          $   132,931               $   132,931
      Buildings and improvements                                         1,134,555            1,030,120                   999,788
      Furniture, fixtures, equipment and software                        2,195,652            1,613,445                 1,501,221
      Construction in process                                                -                    6,852                    11,513
                                                                        ----------            ---------                 ---------
                                                                         3,463,138            2,783,348                 2,645,453
                     Less:  accumulated depreciation                   (1,676,120)           (1,407,591)               (1,240,242)
                                                                        ----------            ----------                ----------
            Net premises and equipment                                 $ 1,787,018          $ 1,375,757               $ 1,405,211
                                                                        ==========            ==========                ==========


        Depreciation expense amounted to $268,529, $252,726 and $357,647 for the years ended December 31, 2001, 2000 and 1999, respectively.

        The Bank leased part of its main office in Ann Arbor to the University of Michigan. Under this lease agreement (which expired in September
        2001), the Bank was reimbursed for 40.4% of its occupancy expense. The Bank leases an ATM drive-thru location in Ann Arbor for approximately $25,000 per year and two off-site ATM locations for $10,900 per year. Midwest leases its office space for approximately $7,000 per year in Houghton, Michigan. Total rental expense for all operating leases was $50,995, $61,892 and $131,654 in 2001, 2000 and 1999. As of December 31,
        2001, the Company had no minimum rental commitments under non-cancelable operating leases.

        The Bank remains contingently liable in the event that the purchaser of one of its branch locations in Sault Ste. Marie does not meet its future obligations to the lessor. As of December 31, 2001, management believes that the purchaser was in compliance with these lease terms. The annual base rent for such branch is currently $32,000, and the future minimum rent due is $58,000.


8.            Time deposits
        Time deposit liabilities issued in denominations of $100,000 or more were $5,499,041 and $3,461,940 at December 31, 2001 and 2000 respectively.

        At December 31, 2001, stated maturities of time deposits were:

                                      2002                        $19,275,343
                                      2003                          3,217,449
                                      2004                            557,410
                                      2005                              4,563
                                      2006                            328,337
                                Thereafter                            382,376
                                                                   ----------
                                                                     $23,765,478
                                                                   ==========

        The Bank had issued through brokers $10,656,000 and $13,021,000 of time deposits as of December 31, 2001 and 2000, respectively. These time deposits have maturities ranging from one to five months and are included

8.       Time deposits (continued)

        in the table above. These deposits are issued in denominations of less than $100,000.

        The Bank had deposits of $896,793 and $1,646,812 from directors, officers and their affiliates as of December 31, 2001 and 2000, respectively.


9.            Stock options
        In 1993, the Board of Directors approved the grant of options to purchase 60,000 shares of common stock to the non-executive directors. The exercise price of options granted was set at $2.08 per share, which was the then current bid price per share as reported by NASDAQ. The options are immediately exercisable and expire July 19, 2003. Under this initial grant, options to purchase 30,000 shares remain outstanding as of December 31, 2001. In 1995, the Company adopted a stock option and stock award plan (the 1995 Stock Plan), which provides for the grant of incentive stock options, as defined in Section 422(b) of the Internal Revenue Code of 1986, as amended, as well as the grant of non-qualified stock options and other stock awards. The plan provides for the grant to officers, directors and key employees of the Company, and independent contractors providing services to the Company, of options to purchase and other awards of common stock. The exercise price of options granted under the plan shall be determined by the Board of Directors, or a compensation committee thereof. Options shall expire on the date specified by the Board of Directors or such committee, but not more than 10 years from the date of grant (or five years from the date of grant for incentive stock options if the grantee owned 10% of the Company's voting stock at the date of grant). Unless amended, the 1995 Stock Plan will terminate on November 15, 2005.

        The following table summarizes the activity relating to options to purchase the Company's common stock:

                                                Number of
                                                Options


      Outstanding at December 31, 1998         180,750         $2.83

      Granted - 1999 ($0.92 Fair Value)         30,315          2.40
      Forfeited - 1999                         (60,000)         3.00
                                               --------
        Outstanding at December 31, 1999       151,065        $2.64
        `                                      --------

      Granted - 2000 ($0.65 Fair Value)         74,594          $2.08
      Exercised - 2000                         (15,000)          2.08
      Forfeited - 2000                         (45,750)          3.11
                                               --------
        Outstanding at December 31,2000         164,909         $2.30
                                               --------

      Granted - 2001 ($0.65 Fair Value)         100,000         $3.00
      Exercised - 2001                          (5,000)          1.75
      Forfeited - 2001                          (8,000)          2.00
                                               --------
        Outstanding at December 31, 2001        251,909         $2.60
                                               ========
9.              Stock options (continued)

        At December 31, 2001:
        Number of options immediately exercisable 117,209 Weighted average exercise price of immediately exercisable options $2.52 Range of exercise price of options outstanding $1.75 - $3.00 Weighted-average remaining life of options outstanding 3.1 years

        SFAS No. 123 requires pro forma disclosures for companies that do not adopt the fair value accounting method for stock-based employee compensation. Accordingly, the following pro forma information presents net loss and loss per share had the Standard's fair value method been used to measure compensation cost for stock options granted since 1996. Compensation cost recognized for stock options under APB No. 25 was $0 for 2001and 2001, because options were granted at exercise prices equal to the underlying stock prices at date of grant. At December 31, 2001, the Company had 124,776 shares authorized for future grants.




                                           2001          2000             1999
           Estimated fair value stock options granted: Assumptions used:
               Risk-free interest rate   5.43%        5.37%            5.75%
               Expected option life      2.6 years    3.6 years        5.3 years
               Expected stock price
                   volatility            21.6%        24.6%            27.7%
               Expected dividends          $0           $0               $0

           Pro-forma net loss and loss per share, assuming FAS 123 fair value method was used for stock options:
                Net loss            $(378,573)      $(963,250)        $(932,405)
                Loss per share         $(.016)         $(0.46)           $(0.46)


10.       Employee stock ownership plan (ESOP)
        The employees' allocation of ESOP assets is based on their current compensation, after 1 year of service and upon reaching the age of 21. The annual contribution to the ESOP is at the discretion of the Board of Directors. For the year ended December 31, 1999, the Company made a contribution to the plan of 23,662 shares of University Bancorp common stock with an approximate fair market value at the time of the contribution of $50,282. Assets of the plan are comprised entirely of 91,462 shares of the Company's stock at December 31, 2001 and 2000, all of which were fully allocated at December 31, 2001. Upon retirement from the plan, participants can receive distributions of their allocated shares of the Company's stock. The assets of the ESOP are held in trust and were valued at approximately $101,000, and $172,000 at December 31, 2001 and 2000, respectively.


11.     Minority Interest
        The Bank owns an 80% interest in the common stock of Midwest Loan Services, with the remaining 20% owned by the President of Midwest. At December 31, 2001 and 2000, total common stockholders' equity of Midwest was $1,525,644 and $1,413,752 resulting in a $305,129 and $282,750 minority interest reflected on the Company's consolidated balance sheet, respectively. The results of Midwest's operations for 2001, 2000 and 1999 are included in the Company's consolidated statement of operations.


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

                                                2001                     2000
        Unused lines of credit             $ 2,808,000              $ 2,144,000
        Commitments to fund loans          $ 3,085,000              $ 3,240,000
           Total                           $ 5,893,000              $ 5,384,000


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

        During 2001, the Company issued $733,000 of preferred stock, of which $212,904 was originated from the conversion of equity conversion notes. The preferred shares were issued to the Company's Chairman, the Chairman's wife, the President and related family trusts. In November 2001, the preferred shares of $1,458,000 were converted to common stock pursuant to the stock rights offering agreement.

        In November 2000, the Company issued $725,000 of preferred stock of which $535,000 was originated from the conversion of equity conversion notes. The

13.      Related party transactions (continued)

        preferred shares were issued to the Company's Chairman, the Chairman's wife, the President and related family trusts

        The Bank had loans of $15,830 and $106,291 to related officers and directors at December 31, 2001 and 2000, respectively.



14.             Income taxes
       Federal income taxes consist of the following:

                                        2001         2000           1999
      Current expense (benefit)        $   0        $   0          $   0
      Deferred expense (benefit)           0            0         32,524
      Total                            $   0        $   0        $32,524
      year

        The net deferred tax asset at December 31, 2001 and 2000 is comprised of the following:

                                                2001               2000
      Allowance for loan losses               178,183            164,583
      Net operating loss carry-forward        582,669            616,834
      Tax credit carryforward                 743,749            670,934
      Donation carryforward                    76,666             75,183
      Other                                    44,816             36,243
            Deferred tax assets             1,626,083          1,563,777


      Servicing rights                       (206,223)          (197,951)
           Deferred tax liabilities          (206,223)              (197,951)

           Net deferred tax asset         $ 1,419,860            $ 1,365,826
           Valuation allowance for
            deferred tax assets            (1,419,860)            (1,365,826)
           Net deferred tax asset               $   0                  $   0



        The Company has net operating loss carryforwards of approximately $1,714,000 which expire beginning in 2012; and general business credit carryforwards of approximately $744,000 which expire beginning in 2011. In addition, the Company has an alternative minimum tax (AMT) credit carryforward of approximately $115,000. Under current tax regulations, the AMT credit can be carried forward indefinitely. Management has established an allowance against deferred tax assets that are not considered realizable at December 31, 2001 and 2000.

        Financial statement tax expense amounts differ from the amounts computed by applying the statutory federal tax rate of 34% to pretax income because of

14.      Income taxes (continued)

        operating losses and valuation allowances recorded to reduce deferred tax assets as noted above.


15.       Short Term Borrowings
        The Bank has a line of credit available from the Federal Home Loan Bank (the FHLB) in the amount of $5 million and $6 million at December 31, 2001 and 2000, respectively. At December 31, 2001, borrowings are secured by the pledge of specific mortgage loans held for investment with unpaid principal balances of $6.8 million and available-for-sale securities with a balance of $2.3 million.

        The Bank has a line of credit available from the Federal Reserve Bank of Chicago (the FRB) in the amount of $2.1 million. There were no amounts outstanding on this line from the FRB at December 31, 2001 and 2000. Borrowings are secured by the pledge of specific commercial loans held for investment with unpaid principal balances of $3.0 million. The following information provides a summary of short-term borrowings for the years indicated:


                                                    2001             2000
      Amount outstanding at the end of the
       year and  interest rate                $  91,566 2.95% $4,093,954  5.70%

      Maximum amount of borrowing outstanding
       at any month end during the year       $3,505,607      $5,852,017

         Average amount outstanding during the
          year and weighted average
          interest rate                      $1,931,660 4.52% $3,589,958   .73%


16.       Long Term Borrowings
        The Company has a note payable to North Country Bank & Trust (NCB&T) secured by the stock of the Bank with a balance of $430,000 and $532,000 at December 31, 2001 and 2000, respectively. The note has a maturity date of February 15, 2005. Interest is payable quarterly at the prime rate (5.75%) of NCB&T plus 1.00 percent. Principal payments required are as follows:

                           2002                                     $132,000
                           2003                                     $132,000
                           2004                                     $132,000
                           2005                                     $ 34,000
                           Total                                    $430,000

        Dividends by the Bank to the holding company in excess of the prior year's annual net income are not permitted without prior permission from NCB&T under the terms of the Company's credit facility.


16.       Long Term Borrowings (continued)

        University Insurance and Investment Services Inc. has an obligation of $227,506 and $364,130 at December 31, 2001 and 2000, respectively, payable to the Michigan Capital Fund for Housing Nonprofit Housing Corporation in connection with its investment in a low-income housing limited partnership. Payments are due on demand, but are expected to be funded as follows:

                           2002                                     $136,624
                           2003                                     $ 90,882
                           Total                                    $227,506

        In December 2001, the Federal Home Loan Bank advanced the Company a $1,000,000, two year fixed rate bullet loan. The loan carries an interest rate of 3.62%

        University Bancorp issued equity conversion notes in the amount of $212,904 and $231,000 during 2001 and 2000, respectively. In both years, the notes were redeemed from the proceeds of the sale of convertible preferred stock. No conversion notes were issued by the Company as of December 31, 2001 and 2000.

        The following summarizes the expected maturity of long-term borrowings at December 31,2001 :

                           2002                                     $268,624
                           2003                                   $1,222,882
                           2004                                     $132,000
                           2005                                    $  34,000
                           Total                                  $1,657,506


17.      Earnings (loss) per common share
        Due to the net losses in 2001, 2000 and 1999 the stock options outstanding were considered anti-dilutive and are not included in loss per share calculations. As a result, both basic and diluted earnings per share available to common are equal to net loss divided by weighted average common shares outstanding.


18.       Regulatory matters
        University Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings, and other factors.


18.       Regulatory matters (continued)

        The Bank is also subject to prompt corrective action capital requirement regulations set forth by the FDIC. The FDIC requires the Bank to maintain a minimum of total capital and Tier 1 capital (as defined) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average total assets (as defined). Management believes, as of December 31, 2001, that the Bank meets all capital adequacy requirements to which it is subject. As of December 31, 2001, the most recent guidelines from the FDIC categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. At December 31, 2000 the Bank was classified as "adequately capitalized." To be categorized as "well capitalized," the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.



                                                                                To be Adequately            To Be Well
                                                                                   Capitalized              Capitalized
                                                                                   Under Prompt             Under Prompt
                                                                                  Corrective Action       Corrective Action
                                                          Actual                  Provisions                  Provisions
                                                    [GRAPHIC OMITTED]           [GRAPHIC OMITTED]             [GRAPHIC OMITTED]
                                             Amount          Ratio      Amount            Ratio     Amount            Ratio
       As of December 31, 2001:
       Total capital (to risk weighted
       assets)                                    $3,720,000     10.4 %        $2,870,000     8.0 %        $3,597,000       10.0 %
       Tier I capital (to risk weighted
       assets)                                     3,271,000      9.1 %         1,431,000     4.0 %         2,147,000        6.0 %
       Tier I capital (to average assets)          3,271,000      7.1 %         1,834,000     4.0 %         2,292,000        5.0 %

       As of December 31, 2000:
       Total capital (to risk weighted
       assets)                                    $3,557,000      9.6 %        $2,948,000     8.0 %        $3,685,000       10.0 %
       Tier I capital (to risk weighted
       assets)                                     3,096,000      8.4 %         1,474,000     4.0 %         2,211,000        6.0 %
       Tier I capital (to  average assets)         3,096,000      6.5 %         1,598,000     4.0 %         2,398,000        5.0 %

        The Bank presently has an agreement with its regulators that no dividends to the Company will be declared without the ratio of Tier 1 capital to average assets at 7% or more and regulatory approval. At December 31, 2001, the Bank met this requirement.


19.      Management's Plan Regarding Continuing Operations

        At December 31, 2001, University Bancorp had an accumulated deficit of $2,205,444 and recurring losses from operations for the past 5 years. Future operations of University Bancorp are intended to continue. Management has reviewed operating results, prepared projections of possible future results, performed other analyses of its operations to reduce operating costs and divested certain of its unprofitable subsidiaries. Management of the Company has developed a plan to improve core earnings by adding low-cost deposits, adjusting fees, growing the loan portfolio of the Bank, and eliminating inefficient or redundant costs at the Bank level. Both the Bank and Midwest Loan Services are projected to have profits in 2002, however, the Company's continued existence is dependent upon its ability to achieve profitable operations and maintain adequate capital levels.


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


20.      Fair Value of Financial Instruments (continued)

        The carrying amounts and fair values of the Company's financial instruments were as follows:

                                                      December 31, 2001
                                                Carrying             Fair
        Financial Assets                         Amount              Value
        Cash and short term investments         $ 838,000          $ 838,000
        Securities available for sale           2,427,000          2,260,000
        Federal Home Loan Bank stock              848,000            848,000
        Loans held for sale2,138,000            2,138,000          2,138,000
        Loans, net                             34,447,000         36,549,000
        Mortgage servicing rights                 607,000            607,000
        Accrued interest receivable               863,000            863,000

        Financial Liabilities
        Deposits                               40,198,000         40,855,000
        Short term borrowings                      92,000             92,000
        Long term borrowings                    1,658,000          1,658,000
        Accrued interest payable                  177,000            177,000

                                                      December 31, 2000
                                                 Carrying            Fair
        Financial Assets                          Amount             Value
        Cash and short term investments       $ 2,546,000       $  2,546,000
        Securities available for sale           1,945,000          1,945,000
        Federal Home Loan Bank stock              848,000            848,000
        Loans held for sale268,000                268,000            268,000
        Loans, net                             35,644,000         34,946,000
        Mortgage servicing rights                 582,000            582,000
        Accrued interest receivable               308,000            308,000

        Financial Liabilities
        Deposits                               38,179,000         38,157,000
        Short term borrowings                   4,094,000          4,094,000
        Long term borrowings                      926,000            926,000
        Accrued interest payable                  426,000            426,000

21.      Segment Reporting

        The Company's operations include three primary segments: retail banking, mortgage banking, and merchant banking. Through its banking subsidiary's branch in Ann Arbor, the Company provides traditional community banking services such as accepting deposits, making loans, and providing cash management services to individuals and local businesses. Mortgage banking activities includes servicing of residential mortgage loans for others and discontinued operations have been excluded for 1999 (See Note
        2). Merchant banking is conducted entirely through Michigan BIDCO, which makes loans to growing businesses. As additional consideration for the loans it makes, BIDCO typically receives equity or options in each business. (See Note 3)



21.      Segment Reporting (continued)

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

                              Information about reportable segments for the year
ended December 31, 2001 follows:

                                                          Retail         Mortgage         Merchant
                                                         Banking          Banking          Banking             Totals
        Interest income                               $3,313,473      $   229,624                          $3,543,097
       Other non-interest income                         769,026        3,300,935      $ (114,551)          3,955,410
        Interest expense                               1,804,856                0                           1,804,856
        Provision for loan losses                         40,000                0                              40,000
        Salaries and benefits                          1,543,918        1,706,795                           3,250,713
        Occupancy                                        336,109          128,074                             464,183
        Data processing                                  247,338           38,862                             286,200
        Legal and audit                                  102,028           25,184                             127,212
        Advertising                                       85,006           26,856                             111,862
       Other operating expense                           442,635        1,277,420                           1,720,055
        Income (loss) before tax expense               (552,275)          360,253        (114,551)          (306,573)
        Income tax expense (benefit)                   (122,830)          122,830                                   0
        Segment profit (loss)                          (429,445)          237,423        (114,551)          (306,573)
        Segment assets                                43,955,154        1,667,577                          45,622,731
        Capital expenditures                             288,753          391,037                             679,790
        Depreciation                                     159,332          109,197                             268,529
        Amortization                                     129,497          312,233                             441,730








21.      Segment Reporting (continued)

        Information about reportable segments for the year ended December 31, 2000 follows:

                                                          Retail         Mortgage         Merchant
                                                         Banking          Banking          Banking             Totals
        Interest income                               $3,229,954       $   21,977        $  63,514         $3,315,445
       Other non-interest income                         474,721        1,940,712          234,896          2,650,329
        Interest expense                               2,025,162            7,661           41,624          2,074,447
        Provision for loan losses                        111,000                0                0            111,000
        Salaries and benefits                          1,065,556          773,569           88,935          1,928,060
        Occupancy                                        231,873           82,403            5,813            320,089
        Data processing                                  276,937           55,438            3,641            336,016
        Legal and audit                                  368,267           23,758           16,405            408,430
        Advertising                                       59,903           42,252            1,022            103,177
       Other operating expense                         1,098,755          473,588           26,889          1,599,202
        Income (loss) before tax expense             (1,532,778)          504,050          114,081          (914,647)
        Income tax expense (benefit)                   (204,523)          165,485           39,038                  0
        Segment profit (loss)                        (1,328,255)          338,565           75,043          (914,647)
        Segment assets                                45,271,725        2,398,928                0         47,670,653
        Capital expenditures                             168,214          105,783                0            273,997
        Depreciation                                     123,826           82,935            6,553            213,314
        Amortization                                      17,959          153,170                0            171,129

        Information about reportable segments for the year ended December 31, 1999 follows:

                                                       Retail             Mortgage         Merchant
                                                       Banking            Banking          Banking            Totals
        Interest income                               $2,642,275        $ 570,403       $  190,669         $3,403,347
        Other non-interest income                        282,600        2,874,491          897,036          4,054,127
        Interest expense                               1,488,019          366,817          111,725          1,966,561
        Provision for loan losses                         90,000            2,648                -             92,648
        Salaries, wages & benefits                       888,497        1,829,907          192,728          2,911,132
        Occupancy                                        262,116          136,392           10,105            408,613
        Data processing                                  285,817           82,877            7,750            376,444
        Legal and audit                                  191,663          215,885           16,086            423,633
        Advertising                                      116,101           28,292            2,545            146,938
       Other operating expense                           204,155        1,606,714          203,592          2,014,461
        Income (loss) before tax expense               (601,492)        (824,638)          543,174          (882,956)
        Income tax expense (benefit)                   (171,546)         (26,961)          231,031             32,524
        Segment profit (loss)                          (429,946)        (797,677)          312,143          (915,480)
        Segment assets                                35,997,640        1,596,457        3,228,441         40,822,538
        Capital expenditures                             195,409           39,626            7,681            242,716
        Depreciation                                     202,579          151,427            3,641            357,647
        Amortization                                      60,923          153,336                0            214,259


22.      Quarterly Financial Data -Unaudited
       The following tables represent summarized data for each of the quarters in 2001 and 2000 (in thousands, except loss per share data).

                                                                             2001
                                                      Quarter          Quarter           Quarter        Quarter
                                                        Ended            Ended              Ended         Ended
                                                     March 31          June 30      September 30    December 31
                                              -------------------------------------------------------------------
Interest income                                         $ 944            $ 831           $ 1,015          $ 753
Interest expense                                          553              505               418            329
                                              -------------------------------------------------------------------
Net interest income                                       391              326               597            424
Provision for losses                                       22               22                22           (26)
                                              -------------------------------------------------------------------
Net interest income after
   Provision for losses                                   369              304               575            450
Loan set-up and other fees                                494              630               199            248
Loan servicing and subservicing fees                      580              751               358            457
Gain on sale of loans                                       9               22                19             17
Merchant banking/BIDCO                                      -                -                 -          (115)
Other non-interest income                                  54               69                64             99
Non-interest expense
                                                        1,480            1,720             1,418          1,342
                                              -------------------------------------------------------------------
Income tax expense                                          -                -                 -              -
                                              -------------------------------------------------------------------
Earnings (loss) from continuing operations                 26                              (204)          (185)
                                                                              56
Preferred stock requirements                               11               16                18              7
                                              -------------------------------------------------------------------
Net earnings (loss) available to common
shareholders                                             $ 15             $ 40           $ (222)        $ (192)
                                              ===================================================================
Basic and diluted loss per share                       $ 0.01           $ 0.02          $ (0.11)       $ (0.06)
                                              ===================================================================
Weighted average shares outstanding                 2,027,801        2,062,878         2,092,312      2,922,676
                                              ===================================================================


                                                                             2000
                                                      Quarter          Quarter           Quarter        Quarter
                                                        Ended            Ended              Ended         Ended
                                                     March 31          June 30      September 30    December 31
                                              -------------------------------------------------------------------
Interest income                                         $ 772            $ 819             $ 844          $ 880
Interest expense                                          462              480               533            584
                                              -------------------------------------------------------------------
Net interest income                                       310              339               311            296
Provision for losses                                        1               65                22             23
                                              -------------------------------------------------------------------
Net interest income after
   Provision for losses                                   309              274               289            273
Loan set-up and other fees                                132              173               342            422
Loan servicing and subservicing fees                      156              235               293            390
Gain on sale of loans                                       7               12                18              3
Merchant banking/BIDCO                                    210               25                 0              0
Other non-interest income                                  48               52                92             41
Non-interest expense                                    1,028            1,146             1,031          1,502
                                              -------------------------------------------------------------------
Income tax expense                                          9              (4)               (1)              0
                                              -------------------------------------------------------------------
Earnings (loss) from continuing operations              (175)            (371)                 4          (373)
Preferred stock requirements                                0                0                 0              4
                                              -------------------------------------------------------------------
Net earnings (loss) available         to
common shareholders                                   $ (175)          $ (371)               $ 4        $ (377)
                                              ===================================================================
Basic and diluted loss per share                     $ (0.09)         $ (0.18)            $ 0.00       $ (0.18)
                                              ===================================================================
Weighted average shares outstanding                 2,023,515        2,027,801         2,027,801      2,027,801
                                              ===================================================================


23.     Recently issued Accounting Standards

        In June of 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations." Statement 141 requires that the purchase method of accounting be used for business combinations initiated after June 30, 2001. In June of 2001, the FASB also issued Statement No. 142,"Goodwill and Other Intangible Assets" which is effective generally beginning January 1, 2002. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but, instead, tested for impairment at least annually in accordance with the provisions of the statement. The Company has $63,914 of goodwill at December 31, 2001, therefore the adoption of these statements is not expected to materially impact the Company's results of operations or financial position.

        In June of 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." Statement 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the remaining useful

23.      Recently issued Accounting Standards (continued)


        life of the related asset. Upon settlement of the liability, the entity either settles the obligation for the amount recorded or incurs a gain or loss. Statement 143 is effective for fiscal years beginning after June 15, 2002. Adoption of this statement is not expected to impact the Company's results of operations or financial position.

        In August of 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement 144 supersedes certain previously issued accounting pronouncements. The statement was issued to establish a single accounting model for long-lived assets to be disposed of by sale. It broadens the presentation of discontinued operations in the income statement to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. Statement 144 also requires that discontinued operations be measured at the lower of the carrying amount or fair value less cost to sell. The statement is effective prospectively for fiscal years beginning after December 15, 2001 and will only impact the Bank if future transactions occur that involve disposal of long-lived assets.

24.       Parent Company Only Condensed Financial Information

                                                 Condensed Balance Sheet
                                               December 31,       December 31,
                                                  2001               2000
                                              ---------------- ----------------
          ASSETS
          Cash and cash equivalents           $   96,045        $    15,860
          Securities available for sale              233                233
          Investment in University Bank        2,923,596          2,493,426
          Investment in Michigan BIDCO            29,152             77,157
          Goodwill, net                             -               139,412
          Receivable from University Bank        286,196            149,572
          Other assets                             3,107             58,602
                                               ----------        -----------
             Total Assets                     $ 3,338,329       $ 2,934,262
                                               ==========        ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY
          Notes payable                       $   430,000       $   562,000
          Accounts payable                        168,631           318,601
          Accrued interest payable                  3,196            11,379
                                               ----------        ----------
          Total Liabilities                       601,827           891,980
          Stockholders' Equity                  2,736,502         1,950,380
                                               ----------        ----------
             Total Liabilities and
               Stockholders' Equity          $  3,338,329       $ 2,842,360
                                               ==========        ==========

24.       Parent Company Only Condensed Financial Information (continued)

                         Condensed Statements of Income

                                                                                   2001             2000              1999
                                                                              ---------------- ----------------  ----------------
          INCOME:
             Interest and dividends on investments                                $      407         $   4,072        $   22,133
             Net security gains                                                      -                  20,625          (16,102)
             Other income                                                           (122,465)            4,047               355
                                                                              ---------------- ----------------  ----------------
                         Total Income                                               (122,058)           28,744             6,386

          EXPENSES:
             Interest                                                                  52,503           89,883            78,392
             Amortization of goodwill                                               (139,412)          139,412                 -
             Salaries and benefits                                                         -                -            51,826
             Public listing                                                            45,902           33,920            24,126
             Professional fees                                                         43,330           31,765           184,251
             Other miscellaneous                                                        4,788            5,913             7,215
                                                                              ---------------- ----------------  ----------------
                         Total Expense                                                  7,111          300,893           345,810
          Loss before federal income taxes
              (benefit) and equity in undistributed
              net loss of subsidiaries                                              (129,169)        (272,149)         (339,424)
          Federal income taxes (benefit)                                             -                -                   38,659
                                                                              ---------------- ----------------  ----------------
          Loss before equity in
               undistributed net loss of subsidiaries                               (129,169)        (272,149)         (378,083)
          Equity in undistributed net loss
               of subsidiaries.                                                     (185,318)        (642,498)         (345,642)
                                                                              ---------------- ----------------  ----------------

          Net loss from continuing operations                                       (314,487)        (914,647)         (723,725)

          Discontinued Operations:
               Income (loss) from Varsity Mortgage and
               Varsity Funding)                                                      -                -                (191,755)
                                                                              ---------------- ----------------  ----------------

          Net loss                                                                $  (314,487)      $(914,647)       $ (915,480)
                                                                              ================ ================  ================





24.        Parent Company Only Condensed Financial Information (continued)

                                      Condensed Statement of Cashflows

                                                                                                   For Year Ended
                                                                                       2001             2000           1999
                                                                                  ---------------- --------------- --------------
      Cash flow provided by (used in) investing activities:
      Net Income (Loss)                                                              $  (314,487)     $ (914,647)    $ (915,480)
      Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:
           Amortization of goodwill                                                       139,412         139,412              -
           Loss (gain) on sale of investments                                                   0        (20,625)         16,102
           Decrease/(Increase) in receivable from affiliate                             (136,624)              -               -
           Decrease/(Increase) in other assets                                             55,495        (55,018)         67,675
           Increase(Decrease) in other liabilities                                      (158,153)          59,180          1,314
           Decrease(Increase) investment in subsidiaries                                  185,317         642,577        364,772
           Decrease(Increase) investment in Michigan BIDCO                                122,465         (3,760)       (19,955)
                                                                                  ---------------- --------------- --------------
                     Net cash provided by (used in) operating activities                (106,575)       (152,881)      (485,572)
                                                                                  ---------------- --------------- --------------
      Cash flow from investing activities:
           Purchase of available for sale securities                                     (66,652)        (78,000)              -
           Proceeds from sale of available for sale securities                                  0          98,625         74,550
                                                                                  ---------------- --------------- --------------
                     Net cash provided by (used in) investing activities                 (66,652)          20,625         74,550
                                                                                  ---------------- --------------- --------------
      Cash flow from financing activities:
           Principal payment on notes payable                                           (132,000)       (132,000)      (132,000)
            ssuance of equity conversion bonds
------     I                                                                              184,082         231,000        304,000
           Conversion of equity conversion bonds                                        (184,082)              -               -
           Issuance of preferred stock                                                    733,000           2,032              -
           Conversion of preferred stock                                               (1,458,000)              -              -
           Payment of preferred dividend                                                 (52,244)              -               -
           Issuance of common stock                                                     1,162,656          31,250         50,282
           Capital increase from buy-out of minority interest in BIDCO                          -               -        170,872
                                                                                  ---------------- --------------- --------------
                     Net cash provided by (used in) financing activities                  253,412         132,282        393,154
                                                                                  ---------------- --------------- --------------
                     Net changes in cash and cash equivalents                              80,185              26       (17,868)
               Cash and cash equivalents:
                 Beginning of year                                                         15,860          15,834         33,702
                                                                                  ---------------- --------------- --------------
                 End of year                                                         $     96,045       $  15,860     $   15,834
                                                                                  ================ =============== ==============
              Supplemental disclosure of cash flow information: Cash paid during the year for:
                 Interest                                                        $         60,686 $       103,504 $       69,046







Item 8. - Financial Statements and Supplementary Data

          The financial statements provided pursuant to this item are listed under Item 14(a) below and appear beginning on page 44.

Item 9. - Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

          None

PART III.

Item 10. - Directors and Executive Officers of the Registrant

         The information required by this item is incorporated by reference herein from the portions of the Company's Proxy Statement for its 2002 Annual Meeting (the "Proxy Statement") to be under the captions:

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

         Certain Relationships and Related Transactions

PART IV.

Item 14. - Exhibits, Financial Statement Schedules and Report on Form 8-K

(a)      Index of Financial Statements:
                  The following statements are filed as part of this Report:

                  Audited consolidated balance sheets as of December 31, 2001 and December 31, 2000, and consolidated statements of operations,comprehensive income (loss), stockholders' equity and cash flows for the years ended December 31, 2001, 2000, and 1999, of the Company.

(b)      Reports on Form 8-K:

                  None

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

         10.2.1 Amendment to the ESOP, effective as of December 31, 1991 (incorporated by reference to Exhibit 10.2.A to the Company's Annual Report on Form 10-K for the year ended December 31, 1991). *

         10.3 University Bank 401(k) Profit Sharing Plan, adopted August 1, 1996, effective as of January 1, 1996 (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996). *

         10.4 Letter regarding grant of options to outside directors, dated as of July 20, 1993 (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for year ended December 31,1993).*

         10.5 1995 Stock Plan of the Company (incorporated by reference to Exhibit A to the definitive Proxy Statement of the Company for 1996 Annual Meeting of Stockholders). *

         10.5.1 Form of Stock Option Agreement related to the 1995 Stock Plan (incorporated by reference to Exhibit 10.7.1 to the Annual Report on Form 10-K for the year ended December 31,
                      1995). *

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

         10.8.1 Federal Income Tax Allocation Agreement Between Newberry Holding Inc. and University Bancorp, Inc. dated May 21, 1991(incorporated by reference to Exhibit 10.11.1).

         10.9 Purchase and Sale Agreement, dated November 1, 1995, concerning common stock of Midwest Loan Services, Inc., among its stockholders and University Bank and Newberry Bancorp, Inc (incorporated by reference to Exhibit 10.16 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

         21 Subsidiaries of Registrant: List of subsidiaries filed herewith.

         23 Report of Independent Auditors, Crowe, Chizek and Company, LLP, dated March 17, 2000 regarding the audit of the consolidated financial statements of University Bancorp, Inc. for the year ended December 31, 1999.

         23.1 Report of Independent Auditors, Richard C. Woodbury, P.C., dated March 8, 2001 regarding Midwest Loan Services, Inc.

                      * Denotes a management compensatory plan or arrangement.


                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              UNIVERSITY BANCORP, INC.


                              By:      /s/Stephen Lange Ranzini
                                       Stephen Lange Ranzini,
                                       President


                              Date: March 29, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                    Title                        Date

/s/Stephen Lange Ranzini            Director, President,      March 29, 2002
Stephen Lange Ranzini

/s/Joseph L. Ranzini                Director, Secretary,      March 29, 2002
Joseph L. Ranzini                   Chairman

/s/Keith Brenner                    Director                  March 29, 2002
Keith E. Brenner

/s/Michael Talley                   Director                  March 29, 2002
Michael Talley

/s/Robert Goldthorpe                Director                  March 29, 2002
Robert Goldthorpe

/s/Dr. Joseph L. Ranzini            Director                  March 29, 2002
Dr. Joseph Lange Ranzini

/s/Paul Lange Ranzini               Director                  March 29, 2002
Paul Lange Ranzini

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

21       Subsidiaries of Registrant.                                        85

23       Report of Independent Auditors, Crowe, Chizek and Company, LLP     86

23.1     Report of Independent Auditors, Richard C. Woodbury, P.C.          87

                     Exhibit 21. Subsidiaries of Registrant.

    University Bank, a Michigan state chartered bank.

    University Insurance & Investment Services, Inc., a Michigan Corporation
      (100% owned by Bank)

    Midwest Loan Services, Inc., a Michigan Corporation (80% owned by
       University Bank)

                   Exhibit 23. Report of Independent Auditors.

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Shareholders
University Bancorp, Inc.
Ann Arbor, Michigan


     We have audited the accompanying consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows of University Bancorp, Inc. for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of University Bancorp, Inc. for the year ended December 31, 1999 in conformity with generally accepted accounting principles.


Crowe, Chizek and Company LLP

Grand Rapids, Michigan
March 17, 2000

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

     Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information included in the report (shown on pages 15-22) is presented for the purpose of additional analysis and is not a required part of the basic financial statements of Midwest Loan Services, Inc. Such information has been submitted to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

     In accordance with Government Auditing Standards, we have also issued a report dated March 8, 2001 on our consideration of Midwest Loan Services, Inc., internal controls and the reports dated December 31, 2000 and 1999 on its compliance with laws and regulations.

[OBJECT OMITTED]
Richard C. Woodbury, CPA
March 8, 2001