Form 10-Q
period 2002-03-31
UNIVERSITY BANCORP INC /DE/
filed 2002-05-14
CIK 811211

9


                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

(Mark One)

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2002

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

  Common Stock, $0.01 par value outstanding at April 30, 2002: 3,832,548 shares page 1 of 22 pages

                                     FORM 10-Q

                                TABLE OF CONTENTS


PART I - Financial Information


Item 1. Financial Statements                                         PAGE
         Consolidated Balance Sheets                                   3
         Consolidated Statements of Operations                         5
         Consolidated Statement of Comprehensive Income (loss)         7
         Consolidated Statements of Cash Flows                         8
         Notes to the Consolidated Financial Statements                9

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                 10

         Summary                                                       11
         Results of Operations                                         12
         Capital Resources                                             17
         Liquidity                                                     18

Item 3.  Quantitative and Qualitative Disclosures about
           Market Risk                                                 19

PART II - Other Information

         Item 1. Legal Proceedings                                     21
         Item 5. Other Information:
                      Parent Company Financial Information             21
         Item 6. Exhibits & Reports on Form 8-K                        21

Signatures                                                             22



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

Part I. - Financial Information
Item 1.- Financial Statements

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
               March 31, 2002 (Unaudited) and December 31, 2001

                                                                                March 31,              December 31,
ASSETS                                                                             2002                    2001
                                                                           ---------------------   ---------------------
Cash and due from banks                                                          $    1,327,751           $     837,550
                                                                           ---------------------   ---------------------
     Total cash and cash equivalents                                                  1,327,751                 837,550
Securities available for sale, at market                                              2,106,199               2,260,103
Federal Home Loan Bank Stock                                                            848,400                 848,400
Loans held for sale, at the lower of cost or market                                     948,515               2,137,786
Loans                                                                                35,404,254              35,026,024
Allowance for loan losses                                                             (599,793)               (579,113)
                                                                           ---------------------   ---------------------
     Loans, net                                                                      34,804,461              34,446,911
Premises and equipment, net                                                           1,801,248               1,787,018
Investment in Michigan BIDCO Inc.                                                       629,258                 629,258
Investment in Michigan Capital Fund LPI                                                 431,244                 456,244
Mortgage servicing rights , net                                                         724,187                 606,537
Real estate owned, net                                                                  263,138                 200,000
Accounts receivable                                                                     691,624                 862,848
Accrued interest receivable                                                             220,725                 229,417
Prepaid expenses                                                                        187,858                 191,700
Goodwill, net                                                                            63,914                  63,914
Other assets                                                                             69,169                  65,045
                                                                           ---------------------   ---------------------
      TOTAL ASSETS                                                               $   45,117,691           $   45,622,731
                                                                           =====================   =====================

                                                                               -Continued-

                            UNIVERSITY BANCORP, INC.
                     Consolidated Balance Sheets (continued)
                March 31, 2002 (Unaudited) and December 31, 2001

                                                                                March 31,              December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                               2002                    2001
                                                                           ---------------------   ---------------------
Liabilities:
Deposits:
  Demand - non interest bearing                                                  $    3,154,588           $   2,390,750
  Demand - interest bearing                                                          15,755,714              13,701,011
  Savings                                                                               390,284                 340,341
  Time                                                                               21,648,890              23,765,478
                                                                           ---------------------   ---------------------
     Total Deposits                                                                  40,949,476              40,197,580
Short term borrowings                                                                     -                      91,566
Long term borrowings                                                                    624,506               1,657,506
Accounts payable                                                                        399,181                 339,536
Accrued interest payable                                                                125,375                 177,407
Other liabilities                                                                        70,840                 117,398
                                                                           ---------------------   ---------------------
     Total Liabilities                                                               42,169,378              42,580,993
Minority Interest                                                                       318,837                 305,129
Stockholders' equity:
  Common stock, $0.01 par value;
   Authorized - 5,000,000 shares;
    Issued - 3,947,732 shares in 2002 and
         3,867,732 shares in 2001                                                        39,477                  38,677
  Additional paid-in-capital                                                          5,490,218               5,411,018
  Accumulated deficit                                                               (2,227,408)             (2,205,444)
  Treasury stock - 115,184 shares in 2001 and 2000                                    (340,530)               (340,530)
  Accumulated other comprehensive loss,
    unrealized losses on securities available for sale, net                           (332,281)               (167,112)
     Total Stockholders' Equity                                                       2,629,476               2,736,609
                                                                           ---------------------   ---------------------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                                                      $   45,117,691           $  45,622,731
                                                                           =====================   =====================

The accompanying notes are an integral part of the consolidated financial statements.

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
            For the Three Month Periods Ended March 31, 2002 and 2001
                                   (Unaudited)

                                                                                                2002              2001
                                                                                           ---------------- -----------------
Interest income:
  Interest and fees on loans                                                                    $  745,429        $  837,188
  Interest and dividends on securities:
   U.S. Government agencies                                                                         11,312            87,395
   Other securities                                                                                 25,566            16,736
  Interest on federal funds and other                                                                5,239             2,479
                                                                                           ---------------- -----------------
     Total interest income                                                                         787,546           943,798
                                                                                           ---------------- -----------------
Interest expense:
  Interest on deposits:
   Demand deposits                                                                                  67,281           135,455
   Savings deposits                                                                                  1,089             1,912
   Time deposits                                                                                   207,760           361,623
  Short term borrowings                                                                              1,041            37,638
  Long term borrowings                                                                               5,868            16,183
                                                                                           ---------------- -----------------
     Total interest expense                                                                        283,039           552,811
                                                                                           ---------------- -----------------
     Net interest income                                                                           504,507           390,987
Provision for loan losses                                                                           22,500            22,500
                                                                                           ---------------- -----------------
     Net interest income after
       provision for loan losses                                                                   482,007           368,487
                                                                                           ---------------- -----------------
Other income:
  Loan servicing and subservicing fees                                                             258,742           580,038
  Initial loan set-up and other fees                                                               652,056           493,722
  Gain on sale of mortgage loans                                                                    34,884             9,265
  Insurance and investment fee income                                                               29,263            23,390
  Deposit service charges and fees                                                                  15,211            16,047
  Other                                                                                             41,487            14,554
                                                                                           ---------------- -----------------
     Total other income                                                                          1,031,643         1,137,016
                                                                                           ---------------- -----------------

                                                        -Continued-

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (continued)
            For the Three Month Periods Ended March 31, 2002 and 2001
                                   (Unaudited)

                                                                                         2002              2001
                                                                                           ---------------- -----------------
  Salaries and benefits                                                                        $   723,265        $  824,211
  Occupancy, net                                                                                    90,325           104,412
  Data processing and equipment                                                                    109,844            79,190
  Legal and audit expense                                                                           37,417            43,258
  Consultant fees                                                                                   51,168            73,730
  Mortgage banking expense                                                                         179,265            39,314
  Servicing rights amortization                                                                     49,439            21,626
  Goodwill amortization                                                                              -                 6,971
  Advertising                                                                                       17,161            19,403
  Memberships and training                                                                          22,913            16,910
  Travel and entertainment                                                                          17,202            20,905
  Supplies and postage                                                                              48,849           100,979
  Insurance                                                                                         20,424            21,923
  Other operating expenses                                                                         168,342           106,771
                                                                                           ---------------- -----------------
     Total other expenses                                                                        1,535,614         1,479,603
                                                                                           ---------------- -----------------
Income (loss) from continuing operations
   before income taxes                                                                            (21,964)            25,900
                                                                                           ---------------- -----------------
Income tax expense (benefit)                                                                             0                 0
                                                                                           ---------------- -----------------
Net income (loss) from continuing operations                                                      (21,964)            25,900
      Net income (loss)                                                                   $       (21,964) $          25,900
                                                                                           ================ =================
     Preferred stock dividends                                                                                        10,775
                                                                                           ---------------- -----------------
     Net income (loss) available to common shareholders                                   $       (21,964) $          15,125
                                                                                           ================ =================
Basic and diluted income (loss)
   per common share                                                                       $         (0.01) $            0.01
                                                                                           ================ =================
Weighted average shares outstanding                                                              3,810,326         2,027,801
                                                                                           ================ =================


See accompanying notes to consolidated financial statements (unaudited).


                            UNIVERSITY BANCORP, INC.
             Consolidated Statements of Comprehensive Income (Loss)
            For the Three Month Periods Ended March 31, 2002 and 2001
                                   (Unaudited)

                                                                              2002            2001
                                                                         --------------------------------
Net income (loss)                                                              ($21,964)         $25,900
Other comprehensive income (loss):
          Unrealized gains/(losses) on securities
            available for sale                                                 (165,169)           3,411
          Less:  reclassification adjustment
            for accumulated (losses)/gains
            included in net income (loss)                                       -              -
                                                                         --------------------------------
         Other comprehensive income/(loss),
                before tax effect                                              (165,169)           3,411
         Income tax expense (benefit)                                           -              -
         Other comprehensive income (loss),
                net of tax                                                     (165,169)           3,411
                                                                         --------------------------------
Comprehensive loss                                                            ($187,133)         $29,311
                                                                         ================================


See accompanying notes to consolidated financial statements (unaudited).

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows For the three month
            periods ended March 31, 2002 and 2001

                                                                                               2002                2001
                                                                                        ------------------- -------------------
Cash flow from operating activities:
Net income (loss)                                                                              $  (21,964)         $    25,900
Adjustments to reconcile net income (loss) to net cash from Operating Activities:
    Depreciation                                                                                    72,908              74,757
    Amortization                                                                                  (92,650)              53,597
    Provision for loan losses                                                                       22,500              22,500
    Net loss/(gain) on mortgage loan sales                                                        (34,884)             (9,265)
    Net (accretion) on investment securities                                                      (11,312)            (87,378)
    Change in:
      Investment in Michigan BIDCO, Inc.                                                            -                  247,000
      Minority interest                                                                             13,708              31,045
      Mortgage servicing rights                                                                     -                 (11,620)
      Real estate owned                                                                           (63,138)            (58,742)
      Accounts receivable                                                                          171,224             802,469
      Accounts payable                                                                              59,645           (765,063)
      Accrued interest receivable                                                                    8,692             (4,039)
      Accrued interest payable                                                                    (52,032)           (143,631)
      Other assets                                                                                   (282)            (37,354)
      Other liabilities                                                                           (46,558)           (143,261)
                                                                                        ------------------- -------------------
       Net cash used in operating activities                                                        25,857             (3,085)
                                                                                        ------------------- -------------------
Cash flow from investing activities:
      Proceeds from maturities and paydowns of securites
        available for sale                                                                              47                  20
      Loans granted, net of repayments                                                             844,105             676,697
      Premises and equipment expenditures                                                         (87,138)           (290,265)
                                                                                        ------------------- -------------------
       Net cash provided by (used in) investing activities                                         757,014             386,452
                                                                                        ------------------- -------------------

                                   -Continued-








                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows For the three month
            periods ended March 31, 2002 and 2001

                                                                                               2002                2001
                                                                                        ------------------- -------------------
Cash flow used in financing activities:
      Net increase (decrease) in deposits                                                          751,896           4,219,110
      Net increase (decrease) in short term borrowings                                            (91,566)         (4,093,954)
      Principal payments on long term borrowings                                               (1,033,000)            (33,000)
      Issuance of long term borrowings                                                              -                   76,280
      Issuance of preferred stock                                                                   -                  300,000
      Issuance of common stock                                                                      80,000              -
                                                                                        -------------------
       Net cash provided by financing activities                                                 (292,670)             468,436
                                                                                        ------------------- -------------------
                                                                                                   490,201             851,803
      Net change in cash and cash equivalents Cash and cash equivalents:
     Beginning of period                                                                           837,550           2,546,620
                                                                                        ------------------- -------------------
     End of period                                                                             $  1,327,751       $  3,398,423
                                                                                        =================== ===================

    Supplemental disclosure of cash flow information:
      Cash paid for interest                                                                   $    604,843        $    696,442

See accompanying notes to consolidated financial statements (unaudited).

                            UNIVERSITY BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1) General

     See Note 1 of the Financial Statements incorporated by reference in the Company's 2001 Annual Report on Form 10-K for a summary of the Company's significant accounting policies.

     The unaudited financial statements included herein were prepared from the books of the Company in accordance with generally accepted accounting principles and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company's 2001 Annual Report on Form 10-K. The current interim periods reported herein are included in the fiscal year subject to independent audit at the end of the year.

     Earnings per share are calculated based on the weighted average number of common shares outstanding during each period as follows: 3,810,326 and 2,027,801 for the three months ended March 31, 2002 and 2001, respectively.

(2) Investment Securities

     The Bank's available-for-sale securities portfolio at March 31, 2002 had a net unrealized loss of approximately $333,000 as compared with a net unrealized loss of approximately $167,000 at December 31, 2001.

Securities available for sale at March 31, 2002:

                                                                      Gross            Gross
                                                   Amortized       Unrealized       Unrealized          Fair
                                                     Cost             Gains           Losses            Value
                                                ---------------- ---------------- ---------------- ----------------
                                                ---------------- ---------------- ---------------- ----------------
U.S. agency mortgage-backed                             $ 1,953              $ 0          $ (272)          $ 1,681
U.S. Treasury                                               485                0             (60)              425
                                                ---------------- ---------------- ---------------- ----------------
                                                ---------------- ---------------- ---------------- ----------------
   Total                                                $ 2,438              $ 0          $ (332)          $ 2,106
                                                ================ ================ ================ ================

Securities available for sale at December 31, 2001

                                                                      Gross            Gross
                                                   Amortized       Unrealized       Unrealized          Fair
                                                     Cost             Gains           Losses            Value
                                                ---------------- ---------------- ---------------- ----------------
                                                ---------------- ---------------- ---------------- ----------------
U.S. agency mortgage-backed                             $ 1,948              $ 0          $ (111)          $ 1,837
U.S. Treasury                                               479                0             (56)              423
                                                ---------------- ---------------- ---------------- ----------------
                                                ---------------- ---------------- ---------------- ----------------
   Total                                                $ 2,427              $ 0          $ (167)          $ 2,260
                                                ================ ================ ================ ================



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This report contains certain forward-looking statements which reflect the Company's expectation or belief concerning future events that involve risks and uncertainties. Among others, certain forward looking statements relate to the continued growth of various aspects of the Company's community banking, merchant banking, mortgage banking and investment activities, and the nature and adequacy of allowances for loan losses. The Company can give no assurance that the expectations reflected in forward-looking statements will prove correct. Various factors could cause results to differ materially from the Company's expectations. Among these factors are those referred to in the introduction to the Company's Management Discussion and Analysis of Financial Condition and Results of Operations which appear as Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, which should be read in conjunction with this Report.

     The above cautionary statement is for the purpose of qualifying for the "safe harbor" provisions of Section 21E of the Securities Exchange Act of 1934.

SUMMARY

     Net income (loss) for 1Q2002 was ($21,964), versus $25,900 for the previous year. Net interest income rose 28.9% in 2002, driving improved results at Community Banking. Compared to the first quarter of 2001, profits at the Bank's subsidiary, Midwest Loan Services, decreased 50% in the first quarter of 2002 to $103,000 (although this was actually an improved sequential result from the $37,000 loss Midwest recorded in 4Q2001). On a consolidated basis the University Bank subsidiary posted a $3,000 profit in 1Q2002 (an improvement from University Bank's loss of $136,000 in 4Q2001) versus a $75,000 profit in 1Q2001.

     The following table summarizes the pre-tax income (loss) of each profit center of the Company for the three months ended March 31, 2002 and 2001 (in thousands):

                                                        2002              2001

         Community Banking                            $ (101)           $ (133)
         Midwest Loan Services                           103               204
         Corporate Office                                (24)              (45)
                                                    ----------        ----------
         Total                                        $  (22)           $   26
                                                    ==========        ==========

RECENT EVENTS

     In April 2002, we implemented further operational changes at Community Banking that should result in combined further decrease in expense and improvements of revenue of over $37,500 per quarter. Also, we are in the process of moving approximately $10 million in escrows controlled by the Bank's Midwest Loan Services subsidiary into the Community Bank, which should improve net interest margin by over $20,500 per quarter. These changes alone could allow the Company to make a profit in both 3Q2002 and 4Q2002.

RESULTS OF OPERATIONS

Net Interest Income

     Net interest income increased 29% to $504,507 for the three months ended March 31, 2002 from $390,987 for the three months ended March 31, 2001. Net interest income rose primarily because of a higher interest rate spread. The net interest spread increased from 4.21% in the 2001 to 4.96% in 2002. Additionally, the net interest income was positively impacted by an increase in average assets. Average assets rose by $1,365,331, from $39,111,949 at March 31, 2001 to $40,477,280 at March 31, 2002.

Interest income

     Interest income decreased 16% to $787,546 in the quarter ended March 31, 2002 from $943,798 in the quarter ended March 31, 2001. The interest rate environment was lower in the 2002 period as compared with the 2001 period. The overall yield on Total Interest Bearing Assets was 7.89% in 2002 as compared to 9.79% in the same period in 2001. The average volume of interest earning assets increased to $40,477,280 in the 2002 period from $39,111,949 in the 2001 period. The increased volume of earning assets was attributable to an increase in federal funds and bank deposits and investment securities, offset to a lesser degree by a decline in loans.



Interest Expense

     Interest expense decreased 48.8% to $283,039 in the three months ended March 31, 2002 from $552,811 in the 2001 period. The decrease was due to rates decreases for all deposit products. The increase in retail deposit costs was partially offset by decreased long-term borrowings caused by the exclusion of BIDCO's bonds in 2001. The cost of funds decreased to 2.94% in the 2002 period from 5.57% in the 2001 period, as a result of the decrease in the short-term interest rates.

MONTHLY AVERAGE BALANCE SHEET AND INTEREST MARGIN ANALYSIS

     The following table summarizes monthly average balances, revenues from earning assets, expenses of interest bearing liabilities, their associated yield or cost and the net return on earning assets for the three months ended March 31, 2002 and 2001.

                                                    Three Months Ended                            Three Months Ended
                                        -------------------------------------------   ---------------------------------------
                                                      March 31, 2002                              March 31, 2001
                                        -------------------------------------------   ---------------------------------------
                                             Average        Interest     Average          Average      Interest    Average
                                             Balance        Inc(Exp)    Yield (1)         Balance      Inc(Exp)   Yield (1)
Interest Earning Assets:
   Commercial Loans                           $ 17,642,067    $ 373,587      8.59%        $ 15,170,445  $ 376,881     10.08%
   Real Estate Loans                            14,198,972      286,962      8.20%          15,430,983    330,415      8.68%
   Installment/Consumer Loans                   3,661,557       84,880       9.40%          5,444,555    129,892       9.68%
      Total Loans                               35,502,596      745,429      8.52%          36,045,983    837,188      9.42%

   Investment Securities                         3,701,285       36,878      4.04%           2,895,839    104,131     14.58%
   Federal Funds & Bank Deposits                1,273,399        5,239       1.67%            170,127      2,479       5.91%

      Total Interest Bearing Assets            40,477,280      787,546       7.89%         39,111,949    943,798       9.79%

Interest Bearing Liabilities:
   Demand Deposits                               3,816,237       11,364      1.21%           3,173,177     22,179      2.83%
   Savings Deposits                                376,318        1,089      1.17%             386,583      1,912      2.01%
   Time Deposits                                23,070,304      207,760      3.65%          23,344,093    361,623      6.28%
   Money Market Accts                           10,847,090       55,917      2.09%           9,974,156    113,276      4.61%
   Short-term Borrowings                           334,722        1,041      1.26%           2,519,508     37,638      6.06%
   Long-term Borrowings                           662,786        5,868       3.59%            835,963     16,183       7.85%
      Total Interest Bearing Liabilities       39,107,457      283,039       2.94%         40,233,480    552,811       5.57%

Net Earning Assets, net interest
  income, and interest rate spread              $1,369,823     504,507       4.96%        $(1,121,531)   390,987       4.21%

Net Interest Margin                                                          5.05%                                     4.05%

(1) Yield is annualized.


Allowance for Loan Losses

     The provision to the allowance for loan losses was $22,500 for the quarters ended March 31, 2002 and 2001. The Bank went from net recoveries of $4,742 for the quarter ended March 31, 2001 to net charge-offs of $1,820 for the quarter ended March 31, 2002. Illustrated below is the activity within the allowance for the quarter ended March 31 2002 and 2001, respectively.

                                                           2002            2001
Balance, January 1                                     $ 579,113       $ 562,997
Provision for loan losses                                 22,500          22,500
Loan charge-offs                                         (4,168)         (3,465)
Recoveries                                                 2,348           8,207
                                                        ---------       --------
Balance, March 31                                      $ 599,793       $ 590,239
                                                        =========       ========


                               At March 31, 2002            At December 31, 2001
Total loans (1)                   $35,404,254                      $35,026,024
Reserve for loan losses              $599,793                         $579,113
Reserve/Loans % (1)                     1.69%                            1.65%


     The Bank's overall loan portfolio is geographically concentrated in Ann Arbor, Michigan and the future performance of these loans is dependent upon the performance of relatively limited geographical areas.

The following schedule summarizes the Company's nonperforming assets:

                               At March 31, 2002            At December 31, 2001
Past due 90 days and over and still accruing (1):
  Real estate                    $    -                           $ 276,654
  Installment                       27,142                           24,194
  Commercial                       306,550                          194,404
                                  ---------                        ---------
    Subtotal                       333,692                          495,252

Nonaccrual loans (1):
  Real estate                      491,157                          770,024
  Installment                         -                                -
  Commercial                          -                                -
                                  ---------                        ---------
    Subtotal                       497,157                          770,024

Other real estate owned            263,138                          200,000
                                  ----------                       ---------

Total nonperforming assets      $1,093,987                       $1,465,276
                                 ==========                       ==========

                               At March 31, 2002            At December 31, 2001

Ratio of nonperforming assets to total
loans (1)                                3.09%                       4.18%
                                       =======                     ========

Ratio of loans past due over 90 days and
nonaccrual loans to loan loss reserve     139%                        218%
                                       =======                     ========

(1) Excludes loans held for sale which are valued at fair market value.


     Other real estate owned at March 31, 2002 and December 31, 2001 includes a commercial development site in Sault Ste. Marie, Michigan. The property is being carried at a value of $200,000. The Bank has a sales contract with a commercial developer who is planning a major development on the site. The transaction is scheduled to close in the third quarter of 2002. There is no assurance that a sale of the property will be consummated. The sales price is $300,015, net of all expenses.

     Economic conditions in the Bank's primary market area in Ann Arbor were stable but soft during the period ended March 31, 2002. Management believes that the current allowance for loan losses is adequate to absorb losses inherent in the loan portfolio, although the ultimate adequacy of the allowance is dependent upon future economic factors beyond the Company's control. A downturn in the general nationwide economy will tend to aggravate, for example, the problems of local loan customers currently facing some difficulties, and could decrease residential home prices. A general nationwide business expansion could conversely tend to diminish the severity of any such difficulties.

Non-Interest Income

     Total non-interest income decreased 9% to $1,031,643 for the three months ended March 31, 2002 from $1,137,016 for the three months ended March 31, 2001. The decrease was primarily due to lower fees earned from servicing and subservicing loans. This category declined by $321,296. This decrease in fees is attributed principally to the loss of one large account that did not use Midwest for loan servicing in 2002. The decline in servicing income was offset partially by an increase in initial loan set-up and other fees. This category increased by $158,334 due mainly to an increase in mortgage origination income derived from mortgage refinancing.

     At March 31, 2002, the Bank and Midwest owned the rights to service mortgages for Freddie Mac, Fannie Mae and other institutions, most of which was owned by Midwest, an 80% owned subsidiary of the Bank. The value of mortgages serviced for these institutions was approximately $70 million. The carrying value of these servicing rights was $724,187 at March 31, 2002. Based on recent comparable sales and indications of market value from industry brokers, management believes that the current market value of the mortgage servicing rights portfolio approximates cost. Market interest rate conditions can quickly affect the value of mortgage servicing rights in a positive or negative fashion, as long-term interest rates rise and fall. The amortization of these rights is based upon the level of principal paydowns received and expected prepayments of the mortgage loans.


Non-Interest Expense

     Non-interest expense increased 4% to $1,535,614 in the three months ended March 31, 2002 from $1,479,603 for the three months ended March 31, 2001. The increase was the result of increased expenses at Midwest Loan Services due to the growth of the mortgage origination department, which more than offset decreased expenses at the Community Bank and decreased expenses in Midwest Loan Services subservicing operation.

     Non-interest operating expense for only the parent company decreased to $18,830 for the quarter ending March 31, 2002 from $28,774 for the same period in 2001. The decrease was primarily due to lower amortization expense and lower legal, audit and consulting costs associated with maintaining the public listing.

Capital Resources

     The table below sets forth the Bank's risk based assets, capital ratios and risk-based capital ratios of the Bank. At March 31, 2002, the Bank was considered "well-capitalized".


                                                               Items Not              Allocation By Risk
                                            (in 000)          Subject To                Weight Category
                                             Total           Risk Weighting        0%        20%        50%       100%

Total Bank assets                           $45,087                   (797)        890      3,810     12,871     28,313
                                                                                ---------------------------------------------
Risk Weighted Assets
                                             35,511                                  -        762      6,436     28,313
                                                                                =============================================
Less: Excess allowance for loan losses          156
                                          ----------
Total risk-weighted assets                  $35,355
                                          ==========
Average total Bank assets for
 leverage capital purposes                  $44,987


 Tier 1 Capital                                                         Balance
 Total Bank equity capital                                               $2,761
 Less: Net unrealized losses on available for sale securities             (333)
 Plus: Qualifying minority interest in consolidated subsidiaries            319
 Less: Disallowed goodwill and servicing assets                             136
                                                                       ---------
    Total Tier 1 Capital                                                  3,277

Tier 2 Capital
 Allowance for loans & lease losses (net of excess
  above 1.25% of loans)                                                     444
                                                                       ---------
    Total Tier 2 Capital                                                    444
                                                                       ---------
    Total Tier 1 & Tier 2 Capital                                        $3,721

 Capital Ratios
       Tier 1/Total Assets                                                7.28%
       Tier 1 /Total Risk-Weighted Assets                                 9.27%
       Tier 1 & 2/Total Risk-Weighted Assets                             10.52%

Liquidity

     Bank Liquidity. The Bank's primary sources of liquidity are customer deposits, scheduled amortization and prepayments of loan principal, cash flow from operations, maturities of various investments, borrowings from correspondent lenders secured by securities, residential mortgage loans and/or commercial loans. In addition, the Bank invests in overnight federal funds. At March 31, 2002, the Bank had cash and cash equivalents of $1,327,751. The Bank has a line of credit for $5.0 million from the Federal Home Loan Bank of Indianapolis secured by investment securities and residential mortgage loans and a line of credit for $4.0 million from the Federal Reserve Bank of Chicago secured by commercial loans. In order to bolster liquidity from time to time, the Bank also sells brokered time deposits. At March 31, 2002, the Bank had $10.3 million of these deposits outstanding.

     Bancorp Liquidity. In an effort to maintain the Bank's Tier 1 capital to assets ratio above 7% and to increase capital through retained earnings, management does not expect that the Bank will pay dividends to the Company during 2002 or 2003.

     At March 31, 2002, $397,000 was payable to another financial institution as compared to $529,000 at March 31, 2001. Long-term borrowings at March 31, 2002 and 2001 also includes $227,506 of a note payable to another financial institution with respect to a low-income housing partnership investment by University Insurance and Investment Services.

     Long-term borrowings at March 31, 2001 also included $76,280 of equity conversion notes of the Company that are redeemable by the Company only in the context of an offering of additional shares of common stock. These equity conversion notes were converted into equity in connection with the Company's rights offering of common stock in late 2001.

     The Company also has authorized 500,000 shares of preferred stock with a liquidation value of $1,000 per share. 725 shares, or $725,000 was issued in November 2000 to help boost capital levels, and another 300 shares, or $300,000 was issued in March 2001 and the proceeds contributed to University Bank. These shares were 6% cumulative, non-voting, and convertible into common stock of the Company. These shares were redeemed with proceeds from the stock rights offering.

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

     The Bank performs a static gap analysis which has limited value as a simulation because of competitive and other influences that are beyond the control of the Bank. The table on the following page details the Bank's interest sensitivity gap between interest-earning assets and interest-bearing liabilities at March 31, 2002. The table is based upon various assumptions of management which may not necessarily reflect future experience. As a result, certain assets and liabilities indicated in the table as maturing or re-pricing within a stated period may, in fact, mature or re-price in other periods or at different volumes. The one-year static gap position at March 31, 2002 was estimated to be ($15,562,000) or -34.49%.

          Asset/Liability Position Analysis as of March 31, 2002
                         (Dollar amounts in thousand's)
                            Maturing or Repricing in
                                 UNIVERSITY BANK

                                  3 Months    91 Days to         1 - 3       3 - 5        Over 5             All
ASSETS                             or Less        1 Year         Years       Years         Years          Others       Total

Cash and Due from Banks                365             -             -           -             -             963       1,328

Securities                               -             -             -           -         2,955               -       2,955

Loans - Net                          7,832         5,062         6,308      12,219         4,441           (600)      35,262

Non-Accrual Loans                        -             -             -           -             -             491         491

Other Assets                             -           629             -           -             -           4,453       5,082
                             ------------------------------------------------------------------------------------------------
      TOTAL ASSETS                   8,197         5,691         6,308      12,219         7.396           5,307      45,118
                             ------------------------------------------------------------------------------------------------

LIABILITIES

Demand deposits                          -             -             -           -             -           3,155       3,155

NOW accounts                             -             -         4,039           -             -               -       4,039

Savings accounts                         -             -           390           -             -               -         390

Money Market accounts                5,858         5,859             -           -             -               -      11,717

CD's under $100,000                  8,513         5,515         2,308         355           272               -      16,963

CD's over $100,000                   1,061         2,284         1,225           -           116               -       4,686

Other Borrowings                        33           327           266           -             -               -         626

Other Liabilities                        -             -             -           -             -             913         913

Equity                                   -             -             -           -             -           2,629       2,629
                             ------------------------------------------------------------------------------------------------

      TOTAL LIABILITIES             15,465        13,985         8,228         355           388           6,697      45,118
                             ------------------------------------------------------------------------------------------------


      GAP                          (7,268)       (8,294)       (1,920)      11,864         7,008         (1,390)           -
                             ================================================================================================

      CUMULATIVE
                                  (7,268)                                  (5,618)
      GAP                                 (15,562)          (17,482)              1,390         -
                             ====================================================================================

      GAP
      PERCENTAGE                   -16.11%       -34.49%       -38.75%     -12.45%         3.08%           0.00%
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



                                                      UNIVERSITY BANCORP, INC.

Date:    May 13, 2002                                /s/ Stephen Lange Ranzini
                                                         Stephen Lange Ranzini
                                                                       President