Form 10-Q
period 2002-06-30
UNIVERSITY BANCORP INC /DE/
filed 2002-08-14
CIK 811211

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2002

                                       OR

[] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

   Common Stock, $0.01 par value outstanding at July 31, 2002: 3,852,548 shares


                               Page 1 of 25 pages

                                    FORM 10-Q
                                TABLE OF CONTENTS


PART I - Financial Information


Item 1. Financial Statements                                             PAGE
                                                                         ----
         Consolidated Balance Sheets                                        3
         Consolidated Statements of Operations                              5
         Consolidated Statement of Comprehensive Income (loss)              7
         Consolidated Statements of Cash Flows                              8
         Notes to the Consolidated Financial Statements                     9

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     10

         Summary                                                           11
         Results of Operations                                             12
         Capital Resources                                                 19
         Liquidity                                                         20

Item 3.  Quantitative and Qualitative Disclosures about
           Market Risk                                                     21

PART II - Other Information

         Item 1. Legal Proceedings                                         23
         Item 5. Other Information:                                        23
         Item 6. Exhibits & Reports on Form 8-K                            23
Signatures                                                                 24

Exhibit 1 - Certification                                                  25



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

Part I. - Financial Information
Item 1.- Financial Statements

                                      UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                                        Consolidated Balance Sheets
                                   June 30, 2002 (Unaudited) and December 31, 2001

                                                                                June 30,              December 31,
ASSETS                                                                             2002                    2001
Cash and due from banks                                                   $           1,529,213   $             837,550
Short term investments                                                                1,340,000
                                                                           ---------------------   ---------------------
     Total cash and cash equivalents                                                  2,869,213                 837,550
Securities available for sale, at market                                              2,264,012               2,260,103
Federal Home Loan Bank Stock                                                            848,400                 848,400
Loans held for sale, at the lower of cost or market                                     937,757               2,137,786
Loans                                                                                32,982,090              35,026,024
Allowance for loan losses                                                             (569,647)               (579,113)
                                                                           ---------------------   ---------------------
     Loans, net                                                                      32,412,443              34,446,911
Premises and equipment, net                                                           1,751,385               1,787,018
Investment in Michigan BIDCO Inc.                                                       629,258                 629,258
Investment in Michigan Capital Fund LPI                                                 406,244                 456,244
Mortgage servicing rights, net                                                          573,737                 606,537
Real estate owned, net                                                                  263,138                 200,000
Accounts receivable                                                                     246,707                 862,848
Accrued interest receivable                                                             169,016                 229,417
Prepaid expenses                                                                        139,131                 191,700
Goodwill, net                                                                           104,041                  63,914
Other assets                                                                            144,769                  65,045
                                                                           ---------------------   ---------------------
      TOTAL ASSETS                                                        $          43,759,251   $          45,622,731
                                                                           =====================   =====================

                                                                               -Continued-


                                               UNIVERSITY BANCORP, INC.
                                        Consolidated Balance Sheets (continued)
                                    June 30, 2002 (Unaudited) and December 31, 2001

                                                                                June 30,              December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                               2002                    2001
                                                                       ---------------------   ---------------------
Liabilities:
Deposits:
  Demand - non interest bearing                                           $           1,967,093   $           2,390,750
  Demand - interest bearing                                                          17,736,319              13,701,011
  Savings                                                                               451,477                 340,341
  Time                                                                               19,924,599              23,765,478
                                                                           ---------------------   ---------------------
     Total Deposits                                                                  40,079,488              40,197,580
Short term borrowings                                                                     -                      91,566
Long term borrowings                                                                    624,506               1,657,506
Accounts payable                                                                        126,203                 339,536
Accrued interest payable                                                                107,616                 177,407
Other liabilities                                                                        53,608                 117,398
                                                                           ---------------------   ---------------------
     Total Liabilities                                                               40,991,421              42,580,993
Minority Interest                                                                       293,282                 305,129
Stockholders' equity:
  Common stock, $0.01 par value;
   Authorized - 5,000,000 shares;
    Issued - 3,967,732 shares in 2002 and
         3,867,732 shares in 2001                                                        39,677                  38,677
  Additional paid-in-capital                                                          5,510,018               5,411,018
  Accumulated deficit                                                               (2,465,329)             (2,205,444)
  Treasury stock - 115,184 shares in 2001 and 2000                                    (340,530)               (340,530)
  Accumulated other comprehensive loss,
    unrealized losses on securities available for sale, net                           (269,288)               (167,112)
                                                                           ---------------------   ---------------------
                                                                           ---------------------   ---------------------
     Total Stockholders' Equity                                                       2,474,548               2,736,609
                                                                           ---------------------   ---------------------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                                               $          43,759,251   $          45,622,731
                                                                           =====================   =====================

The accompanying notes are an integral part of the consolidated financial statements.


                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  For the Periods Ended June 30, 2002 and 2001
                                   (Unaudited)
                                                               For the Three Month                 For the Six Month
                                                                    Period Ended                         Period Ended
                                                                2002             2001               2002              2001
                                                          ----------------- --------------    ----------------- ----------------
 Interest income:
   Interest and fees on loans                            $         659,319 $      793,398    $       1,404,748 $      1,630,586
   Interest on securities:
    U.S. Government agencies                                       148,106          1,933              159,418           89,329
    Other securities                                                23,445         16,392               49,011           33,128
   Interest on federal funds and other                               6,861         19,038               12,100           21,516
                                                          ----------------- --------------    ----------------- ----------------
                                                          ----------------- --------------    ----------------- ----------------
      Total interest income                                        837,731        830,761            1,625,277        1,774,559
                                                          ----------------- --------------    ----------------- ----------------
 Interest expense:
   Interest on deposits:
    Demand deposits                                                 79,131        108,193              146,412          243,648
    Savings deposits                                                 1,163          1,693                2,252            3,605
    Time deposits                                                  165,878        373,004              373,638          734,627
    Short term borrowings                                              311          4,174                1,352           41,812
    Long term borrowings                                             5,691         17,684               11,559           33,867
                                                          ----------------- --------------    ----------------- ----------------
      Total interest expense                                       252,174        504,748              535,213        1,057,559
                                                          ----------------- --------------    ----------------- ----------------
      Net interest income                                          585,557        326,013            1,090,064          717,000
 Provision for loan losses                                          22,500         22,500               45,000           45,000
                                                          ----------------- --------------    ----------------- ----------------
      Net interest income after
        provision for loan losses                                  563,057        303,513            1,045,064          672,000
                                                          ----------------- --------------    ----------------- ----------------
 Other income:
   Loan origination and other fees                                 470,929        629,694            1,122,985        1,123,416
   Loan servicing and sub-servicing
     fees                                                          133,066        751,231              391,808        1,331,269
   Gain on sale of mortgage loans                                   20,119         21,595               55,003           30,860
   Insurance and investment fee income                              20,550         25,916               49,813           49,306
   Deposit service charges and fees                                 15,522         19,162               30,733           35,209
   Other                                                            21,928         24,430               63,415           38,984
                                                          ----------------- --------------    ----------------- ----------------
      Total other income                                           682,114      1,472,028            1,713,757        2,609,044
                                                          ----------------- --------------    ----------------- ----------------
                                   -Continued-



                       UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  For the Periods Ended June 30, 2002 and 2001
                                   (Unaudited)



                                                                 For the Three Month                  For the Six Month
                                                                   Period Ended                         Period Ended
                                                                     2002               2001             2002             2001
                                                          ------------------- ----------------- --------------- -----------------
Other expenses:
  Salaries and benefits                                  $           692,375 $         980,336 $     1,415,640 $       1,804,547
  Legal and audit expense                                             42,001            25,356          79,418            68,612
  Occupancy, net                                                      92,338           144,087         182,663           248,499
  Data processing and equipment
    Expense                                                          106,654            75,906         216,498           155,096
  Consulting fees                                                     41,392            73,155          92,560           146,885
  Advertising                                                         21,822            32,711          38,983            52,114
  Supplies and postage                                                48,508           104,201          97,357           205,180
  Servicing rights amortization                                      218,670            51,645         268,109            73,271
  Goodwill amortization                                                    -             6,970               -            13,941
  Mortgage banking expense                                           120,595           (4,064)         299,860            35,250
  Memberships and training                                            26,228            27,067          49,141            43,977
  Travel and entertainment                                            31,539            44,344          48,741            65,249
  Insurance                                                           21,566            24,267          41,990            46,190
  Other operating expenses                                            19,405           133,677         187,747           240,448
                                                          ------------------- ----------------- --------------- -----------------
     Total other expenses                                          1,483,093         1,719,658       3,018,707         3,199,261
                                                          ------------------- ----------------- --------------- -----------------
Income (loss) before income taxes                                  (237,922)            55,883       (259,886)            81,783
                                                          ------------------- ----------------- --------------- -----------------
Income tax expense (benefit)                                         -                   -               -                -
                                                          ------------------- ----------------- --------------- -----------------
    Net Income (loss)                                    $         (237,922) $          55,883 $     (259,886) $          81,783
                                                          =================== ================= =============== =================
    Preferred stock dividends                                                           16,476        -                   27,251



                                                          ------------------- ----------------- ---------------------------------
    Net income (loss) available to                       $         (237,922) $          39,407 $     (259,886) $          54,532
      common shareholders
                                                          =================== ================= =============== =================
Basic and diluted loss per common
  share                                                  $            (0.06) $            0.02 $        (0.07) $            0.03
                                                          =================== ================= =============== =================
Weighted average shares outstanding                                3,850,130         2,062,878       3,830,338         2,045,436
                                                          =================== ================= =============== =================

                         The accompanying notes are an integral part of the
consolidated financial statements.


                                               UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                                            Consolidated Statements of Comprehensive Income
                                             For the Periods Ended June 30, 2002 and 2001
                                                              (Unaudited)


                                                                           For the Three Month            For the Six Month
                                                                              Period Ended                   Period Ended
                                                                          2002            2001           2002         2001
                                                                     --------------------------------------------------------------
Net income (loss)                                                      ($237,922)            $55,883     ($259,886)        $81,783
Other comprehensive loss:
    Unrealized gains (losses) on securities
      available for sale                                                      62,993       (115,936)      (102,176)      (112,525)
    Less:  reclassification adjustment
      for accumulated losses/(gains)
      included in net loss                                                  -              -               -              -
                                                                     --------------------------------------------------------------
                                                                                    -----------------
    Other comprehensive loss, before
      tax effect                                                              62,993       (115,936)      (102,176)      (112,525)
    Income tax expense (benefit)                                            -              -               -              -
    Other comprehensive loss, net
      of tax                                                                  62,993       (115,936)      (102,176)      (112,525)
                                                                     --------------------------------------------------------------
Comprehensive loss                                                        ($174,929)       ($60,053)     ($362,062)      ($30,742)
                                                                     ==============================================================

   The accompanying notes are an integral part of the consolidated financial statements.

                          UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                           Consolidated Statements of Cash Flows
                        For the six month periods ended June 30, 2002 and 2001

                                                                                               2002                2001
                                                                                        ------------------- -------------------
Cash flow from operating activities:
Net (loss) income                                                                      $         (259,886)$             81,783
Adjustments to reconcile net income (loss) to net cash from Operating Activities:
    Depreciation                                                                                   146,801             146,302
    Amortization                                                                                   318,109             137,212
    Provision for loan losses                                                                       45,000              45,000
    Net (gain) on mortgage loan sales                                                             (55,003)            (30,860)
    Net (accretion) on investment securities                                                     (159,418)            (89,285)
    Change in:
      Investment in Michigan BIDCO, Inc.                                                            -                  250,349
      Minority interest                                                                           (11,847)              79,313
      Mortgage servicing rights                                                                 (235,309)             (79,714)
      Real estate owned                                                                           (63,138)            (58,545)
      Accounts receivable                                                                          616,141             389,357
      Accounts payable                                                                           (213,333)             730,213
      Accrued interest receivable                                                                   60,401              52,076
      Accrued interest payable                                                                    (69,791)            (99,372)
      Other assets                                                                                (67,282)            (74,906)
      Other liabilities                                                                           (63,790)           (130,759)
                                                                                        ------------------- -------------------
       Net cash (used in) provided by operating activities                                        (12,344)       1,348,164
                                                                                        ------------------- -------------------
Cash flow from investing activities:
      Proceeds from maturities and pay downs of securities
        available for sale                                                                          53,333                 199
      Loans granted, net of repayments                                                           3,244,500           (622,739)
      Premises and equipment expenditures                                                        (111,168)           (440,053)
                                                                                        ------------------- -------------------
       Net cash provided by (used in) investing activities                                       3,186,665         (1,062,593)
                                                                                        ------------------- -------------------

                                     -Continued-


                                          UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                    For the six month periods ended June 30, 2002 and 2001

                                                                                               2002                2001
                                                                                        ------------------- -------------------
Cash flow used in financing activities:
      Net (decrease) increase in deposits                                                        (118,092)           1,304,571
      Net (decrease) in short term borrowings                                                     (91,566)         (2,330,282)
      Principal payments on long term borrowings                                               (1,033,000)            (94,822)
      Issuance of long term borrowings                                                          20,000                  76,280
      Issuance of preferred stock                                                                   -                  419,000
      Issuance of common stock                                                                      80,000          97,852
                                                                                        ------------------- -------------------
                                                                                                            -------------------
       Net cash used in financing activities                                                   (1,142,658)           (527,401)
                                                                                        ------------------- -------------------
                                                                                                 2,031,663           (241,830)
      Net change in cash and cash equivalents Cash and cash equivalents:
     Beginning of period                                                                           837,550           2,546,620
                                                                                        ------------------- -------------------
     End of period                                                                     $         2,869,213$          2,304,790
                                                                                        =================== ===================

    Supplemental disclosure of cash flow information:
      Cash paid for interest                                                           $           605,004 $         1,156,931

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

         Earnings per share are calculated based on the weighted average number of common shares outstanding during each period as follows: 3,850,130 and 2,062,878 for the three months ended June 30, 2002 and 2001, respectively; 3,830,338 and 2,045,436 shares for the six months ended June 30, 2002 and 2001, respectively. Stock options are considered anti-dilutive for 2002 and 2001, therefore, are not included in earnings per share calculations.


(2) Investment Securities

         The Bank's available-for-sale securities portfolio at June 30, 2002 had a net unrealized loss of approximately $269,000 as compared with a net unrealized loss of approximately $167,000 at December 31, 2001.

Securities available for sale at June 30, 2002:

                                                                      Gross            Gross
                                                   Amortized       Unrealized       Unrealized          Fair
                                                     Cost             Gains           Losses            Value
                                                ---------------- ---------------- ---------------- ----------------
U.S. agency mortgage-backed                             $ 2,042              $ 0          $ (231)          $ 1,811
U.S. Treasury                                               491                0             (38)              453
                                                ---------------- ---------------- ---------------- ----------------
   Total                                                $ 2,533              $ 0          $ (269)          $ 2,264
                                                ================ ================ ================ ================

Securities available for sale at December 31, 2001

                                                                      Gross            Gross
                                                   Amortized       Unrealized       Unrealized          Fair
                                                     Cost             Gains           Losses            Value
                                               ---------------- ---------------- ---------------- ----------------
U.S. agency mortgage-backed                             $ 1,948              $ 0          $ (111)          $ 1,837
U.S. Treasury                                               479                0             (56)              423
                                               ---------------- ---------------- ---------------- ----------------
   Total                                                $ 2,427              $ 0          $ (167)          $ 2,260
                                               ================ ================ ================ ================


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This report contains certain forward-looking statements that reflect the Company's expectation or belief concerning future events that involve risks and uncertainties. Among others, certain forward looking statements relate to the continued growth of various aspects of the Company's community banking, merchant banking, mortgage banking and investment activities, and the nature and adequacy of allowances for loan losses. The Company can give no assurance that the expectations reflected in forward-looking statements will prove correct. Various factors could cause results to differ materially from the Company's expectations. Among these factors are those referred to in the introduction to the Company's Management Discussion and Analysis of Financial Condition and Results of Operations that appear as Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, which should be read in conjunction with this Report.

         The above cautionary statement is for the purpose of qualifying for the "safe harbor" provisions of Section 21E of the Securities Exchange Act of 1934.

SUMMARY

         For the three months ended June 30, 2002, the Company had a net loss of $237,922 compared to net income of $55,883 for the three months ended June 30, 2001. During the 2002 quarter the bank subsidiary, Midwest Loan Services posted a loss of $183,000. As compared with same period last year, Midwest's results were negatively impacted by a valuation allowance as of June 30, 2002 for a decrease in the appraised value of Midwest's capitalized mortgage servicing rights. The Community Bank showed a 93% reduction in losses from the prior year, with the pre-tax loss for the three-month period ended June 30, 2002 at $21,000 as compared with $280,000 for the same period last year. Overall, interest expense decreased 50% year over year. The decrease was primarily due to a drop in the rate paid on deposits in 2002 to 2.58% from 5.02% in 2001 and a favorable shift in the mix of deposits.

     For the six months ended June 30, 2002, a net loss of $259,886 was realized versus net income of $81,783 in the same period in 2001. Managements' efforts to increase revenue and reduce expenses are having a positive impact on the operations of the Community Bank. The pre-tax loss from Community Banking was reduced by 70% in 2002 as compared with the same period in 2001. However on a consolidated level, a decrease in the mortgage servicing rights valuation as of June 30, 2002 negated the improvements noted above.

         The following table summarizes the pre-tax income (loss) of each profit center of the Company for the three months ended June 30, 2002 and 2001 (in thousands):

Pre-tax income (loss) summary for the three and six months ended June 30, 2002

                                          Three Months     Six Months
    Community Banking                         $(21)           $(122)
    Midwest Loan Services                     (183)             (80)
    Corporate Office                           (34)             (58)
                                            ---------       ---------
     Total                                  $ (238)         $   (260)
                                            =========       ==========





Pre-tax income (loss) summary for the three and six months ended June 30, 2001:

                                           Three Months      Six Months
    Community Banking                          $ (280)         $ (402)
    Midwest Loan Services                         397              601
    Corporate Office                              (61)           (117)
                                              --------         ---------
    Total                                      $   56           $   82
                                              =========        =========


Recent Events

     The Community Banking operation realized a profit from operations of over $30,000 in July 2002 and is currently anticipated to have profits of over $100,000 in the third quarter.

     The Community Banking operation has reached an agreement in principle to enter into a sale and leaseback of its headquarters building to a development group that plans to build a $50 million "New Urbanism" project in the Lowertown area of Ann Arbor. The Bank will relocate would relocate sometime in late 2004 to a new building several hundred yards from its current location as a result. The closing is scheduled for September 30, 2002. The new location has better visibility and management believes it is a better retail site than the current location. The terms of the deal call for a sale of the 7,700 square foot existing headquarters for $1,186,000, resulting in a $300,000 gain. The gain would be amortized over two years under GAAP. In addition, the development group would give the Bank the right to buy 10,000 square feet of space in the new building for between $1,300,000 and $1,800,000.

     Negotiations continue with interested parties for the sale of Midwest Loan Services at a price that would generate an initial gain of about $1 million and additional profits over time. A definitive agreement has been negotiated but not signed with one buyer and that buyer is in the process of securing financing to close the transaction. We are in discussions with other buyers. There is no assurance that either the sale of the headquarters building or the sale of Midwest will occur.

RESULTS OF OPERATIONS

Net Interest Income

         Net interest income increased to 585,557 for the three months ended June 30, 2002 from $326,013 for the three months ended June 30, 2001. Net interest income rose from a year ago period primarily as a result of a higher interest rate spread. The yield on earning assets increased slightly from 8.36% to 8.43% while the cost of earning liabilities declined from 5.02% to 2.58%. Overall, the net interest income as a percentage of total average earning assets increased from 3.28% to 5.90%.

         Net interest income increased to $1,090,064 for the six months ended June 30, 2002 from $717,000 for the six months ended June 30, 2001. Net interest income rose from a year ago period primarily as a result of a higher interest rate spread. The yield on interest earning assets decreased from 8.74% in the 2001 period to 8.17% in the 2002 period. The cost of interest bearing liabilities decreased from 5.29% for the 2001 period to 2.76% for the period ended June 30, 2002. Net interest income as a percentage of total average earning assets increased from 3.58% to 5.48%.

Interest income

         Interest income increased to $837,731 in the quarter ended June 30, 2002 from $830,760 in the quarter ended June 30, 2001. The average volume of interest earning assets declined slightly to $39,840,081 in the 2002 period from $39,872,682 in the 2001 period. Despite a declining interest rate environment during throughout 2001, the yield on interest bearing assets rose from 8.36% in 2001 to 8.43% in 2002. The increase was due to income earned on the securities portfolio. During the second quarter of 2002, this portfolio yielded a rate of 18.93%. The yield resulted from accelerated income recognized on a principal-only collateralized mortgage obligation that began to pay down during the quarter, as a result of the drop in long-term interest rates. As the interest rates declined, the expected duration period for this bond was shortened. The decrease in average expected duration stimulated an accelerated accretion of the bond discount. Generally, the yield on other interest bearing assets declined in response to the rate environment.

         Interest income decreased to $1,625,277 in the six months ended June 30, 2002 from $1,774,558 in the six months ended June 30, 2001. This decrease resulted from a decline in average earning assets and the yield on average earning assets. The average volume of interest earning assets decreased to $40,124,970 in the 2002 period from $40,925,216 in the 2001 period. The overall yield on earning assets declined to 8.17% from 8.74%. Generally, the yield on other interest bearing assets declined in response to the rate environment. However, yield on the investment securities rose to 11.46% in 2002 from 8.85% in 2001 due the accelerated income on the bond described above.

Interest Expense


     Interest expense decreased 50% to $252,174 in the three months ended June 30, 2002 from $504,748 in the 2001 period. The decrease was due to a drop in the yield in 2002 to 2.58% from 5.02% in 2001, a decline in interest bearing liabilities and a favorable shift in the mix of deposits. The yield declined as the interest rate liabilities re-priced in the declining rate environment throughout 2001. The average volume of interest bearing liabilities decreased to $39,263,061 in 2002 from $40,331,473 in 2001. During the second quarter of 2002, lower cost average demand deposits and money market accounts represented 44% of average interest bearing liabilities as compared with 33% for the same period in 2001.

     Interest expense decreased 49% to $535,213 in the six months ended June 30, 2002 from $1,057,559 in the 2001 period. The decrease was due to a lower yield on the interest rate liabilities, a decrease in volume, and a favorable shift in the mix of deposits. The yield dropped to 2.76% in 2002 from 5.29% in 2001. The yield declined as the interest rate liabilities re-priced in the declining rate environment throughout 2001. The volume of interest rate liabilities decreased to $39,154,375 in 2002 from $40,282,745 in 2001. The decrease in volume primarily occurred in time deposits, particularly brokered deposits, and short-term borrowings. The decline in these liabilities was offset by a rise in other interest bearing liabilities and non-interest bearing demand deposits.

MONTHLY AVERAGE BALANCE SHEET AND INTEREST MARGIN ANALYSIS

         The following table summarizes monthly average balances, revenues from earning assets, expenses of interest bearing liabilities, their associated yield or cost and the net return on earning assets for the three months and six months ended March 31, and June 30, 2002 and 2001.


                                               Three Months Ended                        Three Months Ended
                                        -----------------------------------------------------------------------------------------
                                                       June 30, 2002                               June 30, 2001
                                        -----------------------------------------------------------------------------------------
                                             Average         Interest      Average       Average         Interest      Average
                                             Balance         Inc / Exp    Yield (1)      Balance        Inc / Exp     Yield (1)
Interest Earning Assets:
  Commercial Loans                             $18,211,601       $332,133      7.32%      $15,779,582        $365,251      9.28%
  Real Estate Loans                             13,011,889        247,085      7.62%       14,957,765         316,565      8.49%
  Installment/Consumer Loans                     3,374,049         80,101      9.52%        4,675,120         111,582      9.57%
                                               ------------   ------------                ------------    ------------
      Total Loans                               34,597,539        659,319      7.64%       35,412,467         793,398      8.99%

  Investment Securities                          3,635,201        171,551     18.93%        2,753,756          18,325      2.67%
  Fed. Funds & Bank Deposits                     1,607,341          6,861      1.71%        1,706,459          19,037      4.47%
                                               ------------   ------------                 ------------   ------------
Total Interest Bearing Assets                   39,840,081        837,731      8.43%       39,872,682         830,760      8.36%
                                               ------------   ------------                 ------------   ------------
Interest Bearing Liabilities:
   Demand Deposits                               5,492,435         13,492      0.99%        3,354,528          19,574      2.34%
   Savings Deposits                                406,250          1,163      1.15%          339,465           1,693      2.00%
   Time Deposits                                20,696,436        165,878      3.21%       25,534,561         373,004      5.86%
   Money Market Accts                           11,970,784         65,639      2.20%       10,084,692          88,619      3.52%
   Short-term Borrowings                            72,650            311      1.72%          222,093           4,174      7.54%
   Long-term Borrowings                            624,506          5,691      3.66%          796,134          17,684      8.91%

Total Interest Bearing                          39,263,061        252,174      2.58%       40,331,473         504,748      5.02%
        Liabilities                            ------------   ------------                 ------------   ------------

Net Earning Assets, net
  interest income, and
  interest rate spread                            $577,020       $585,557      5.86%       $(458,791)         326,012      3.34%
                                               ===========    ============                 ============   =============
Net Interest Margin                                                            5.90%                                       3.28%
(1) Yield is annualized.



                                                 Six Months Ended                            Six Months Ended
                                                    June 30,                                     June 30,
                                          ------------------------------------------------------------------------------------------
                                                              2002                                          2001
                                          ------------------------------------------------------------------------------------------
                                                Average         Interest     Average         Average          Interest     Average
                                                Balance        Inc (Exp)    Yield (1)        Balance         Inc (Exp)    Yield (1)
 Interest Bearing Asset:
      Loans:
         Commercial                              $17,968,833       $705,720      7.92%        $ 15,476,696       $742,132      9.67%
         Real Estate                              13,560,871        534,047      7.94%          15,188,745        646,980      8.59%
         Installment/Consumer                      3,469,293        164,981      9.59%           6,502,402        241,474      7.49%
                                                ------------    ------------                 ------------   ------------
Total Loans                                      34,998,997      1,404,748      8.09%          37,167,843      1,630,586      8.85%
      Investment Securities                        3,668,229        208,429     11.46%           2,821,050        122,456      8.75%
      Federal Funds & Bank
         Deposits                                  1,457,744         12,100      1.67%             936,323         21,516      4.63%
                                                ------------    ------------                   ------------   ------------
         Total Interest Bearing  Assets           40,124,970      1,625,277      8.17%          40,925,216      1,774,558      8.74%
                                                ------------    ------------                   ------------   ------------
Interest Bearing Liabilities:
      Deposit Accounts:
         Demand                                    4,658,966         24,856      1.08%           3,264,353         41,753      2.58%
         Savings                                     397,921          2,252      1.14%             362,893          3,605      2.00%
         Time                                     21,876,814        373,638      3.44%          24,445,378        734,627      6.06%
         Money Market Accts                       11,418,098        121,556      2.15%          10,029,729        201,895      4.06%
         Short-term borrowings                       169,683          1,352      1.61%           1,364,454         41,812      6.18%
          Long-term borrowings                       632,893         11,559      3.68%             815,938         33,867      8.37%
                                                ------------    ------------                  ------------   ------------
Total Interest Bearing
                Liabilities                       39,154,375        535,213      2.76%          40,282,745      1,057,559      5.29%
                                                 ------------    ------------                 ------------   ------------

 Net Earning Assets, net interest
  income, and interest rate
      spread                                       $ 970,595     $1,090,064      5.41%           $ 642,471       $716,999      3.45%

 Net yield on interest-earning assets                                            5.48%                                         3.58%

 (1) Yield is annualized.

Allowance for Loan Losses

         The provision to the allowance for loan losses was $45,000 for the six months period ended June 30, 2002 and 2001. The Bank went from net recoveries of $4,742 for the quarter ended June 30, 2001 to net charge-offs of $1,820 for the quarter ended June 30, 2002. Illustrated below is the activity within the allowance for the period ended June 30 2002 and 2001, respectively.

                                                    2002            2001
                                                    ----            ----
Balance, January 1                              $ 579,113       $ 562,997
Provision for loan losses                          45,000          45,000
Loan charge-offs                                  (59,581)        (17,465)
Recoveries                                          5,115          11,590
                                                  --------       ---------
Balance, June 30                                $ 569,647       $ 602,122
                                                  ========       =========

                                 At June 30, 2002         At December 31, 2001
Total loans (1)                   $32,982,090                      $35,026,024
Reserve for loan losses              $569,647                         $579,113
Reserve/Loans % (1)                     1.73%                            1.65%

         The Bank's overall loan portfolio is geographically concentrated in Ann Arbor, Michigan and the future performance of these loans is dependent upon the performance of relatively limited geographical areas.

The following schedule summarizes the Company's non-performing assets:

                                At June 30, 2002            At December 31, 2001
                                ----------------            --------------------
Past due 90 days and over and still accruing (1):
  Real estate                        $134,047                     $ 276,654
  Installment                           3,793                        24,194
  Commercial                                0                       194,404
                                  ------------                     -----------
   Subtotal                           137,840                       495,252

Nonaccrual loans (1):
--------------------
  Real estate                         611,157                          770,024
  Installment                               0                                0
  Commercial                          394,270                                0
                                  ------------                      -----------
    Subtotal                        1,005,427                          770,024
                                  ------------                      -----------
Other real estate owned               263,138                          200,000
-----------------------

Total non-performing assets        $1,406,405                       $1,465,276
                                  ============                     ============

                               At June 30, 2002            At December 31, 2001
                               ----------------            --------------------
Ratio of non-performing assets to total
loans (1)                               4.26%                            4.18%
                                       =======                         =======
Ratio of loans past due over 90 days and
nonaccrual loans to loan loss reserve    201%                             218%
                                       ========                        ========
(1) Excludes loans held for sale which are valued at the lower of cost or fair market value.


         Other real estate owned at June 30, 2002 and December 31, 2001 includes a commercial development site in Sault Ste. Marie, Michigan. The property is being carried at a value of $200,000. The Bank has a sales contract with a commercial developer who is planning a major development on the site. The transaction is scheduled to close in the fourth quarter of 2002. There is no assurance that a sale of the property will be consummated. The sales price is $300,015, net of all expenses. The remaining balance of $63,138 in other real estate owned at June 30, 2002 represents a house currently under contract for sale with net proceeds to the Bank of approximately $75,000.

         Included in real estate loans on nonaccrual at June 30, 2002 is an $111,157 residential loan secured by a home that was sold in early July 2002 for net proceeds to the Bank of approximately $133,000. Included in loan past due for June 30, 2002 and still accruing is a $103,072 residential loan that was paid off in early July 2002.

         Economic conditions in the Bank's primary market area in Ann Arbor were stable but soft during the period ended June 30, 2002. Management believes that the current allowance for loan losses is adequate to absorb losses inherent in the loan portfolio, although the ultimate adequacy of the allowance is dependent upon future economic factors beyond the Company's control. A downturn in the general nationwide economy will tend to aggravate, for example, the problems of local loan customers currently facing some difficulties, and could decrease residential home prices. A general nationwide business expansion could conversely tend to diminish the severity of any such difficulties.

Non-Interest Income

         Total non-interest income decreased to $682,114, for the three months ended June 30, 2002 from $1,472,028 for the three months ended June 30,2001. The significant decrease was primarily due to decreased loan origination and sub-servicing fees and other loan set-up fees at Midwest Loan Services. The volume of mortgages serviced and sub-serviced at Midwest is significantly lower in 2002 than in 2001, though sequentially higher than the second half of 2001.

      Total non-interest income decreased to $1,713,757 for the six months ended June 30, 2002 from $2,609,044 for the six months ended June 30, 2001. The decrease was principally a result of decreases in loan origination and loan sub-servicing fee income at Midwest Loan Services. During the second quarter of 2001, Midwest's largest customer, the mortgage division of one of the top five mortgage firms on Wall Street, decided to significantly scale back the amount of business it was providing to Midwest. As of July 1, 2001, 18,500 loans or 95% of the mortgages sub-serviced by Midwest for this customer had been transferred to other sub-servicers including a subsidiary of this Wall Street firm. As of June 30, 2002, Midwest was sub-servicing approximately 6,000 loans versus about 5,000 at December 31, 2001.


Non-Interest Expense

         Non-interest expense decreased to $1,483,093 in the three months ended June 30, 2002 from $1,719,658 for the three months ended June 30, 2001. The decrease was primarily the result of reduced operating costs at Midwest Loan Services. These costs declined as the loan servicing volumes declined. Additionally, the operating costs at the Bank have declined under a cost cutting program implemented in late 2001.

         At June 30 2002, the Bank and Midwest owned the rights to service mortgages for Freddie Mac, Fannie Mae and other institutions, most of which was owned by Midwest, an 80% owned subsidiary of the Bank. The value of mortgages serviced for these institutions was approximately $71 million. The carrying value of these servicing rights was $573,737 at June 30, 2002. Based on recent comparable sales and indications of market value from industry brokers, management believes that the current market value of the mortgage servicing rights portfolio approximates cost. Market interest rate conditions can quickly affect the value of mortgage servicing rights in a positive or negative fashion, as long-term interest rates rise and fall. The amortization of these rights is based upon the level of principal pay downs received and expected prepayments of the mortgage loans. The amortization expense for the three-month period ended June 30, 2002 was $218,670 up from an expense of $51,645 in 2001.

         Non-interest expense decreased to $3,018,707 in the six months ended June 30, 2002 from $3,199,261 for the six months ended June 30, 2001. The decrease was primarily the result of decreased operating expenses at Midwest Loan Services as well as cost control efforts in other areas at the Community Banking operation.


Capital Resources

         The table below sets forth the Bank's risk based assets, capital ratios and risk-based capital ratios of the Bank. At June 30, 2002, the Bank was considered "well-capitalized".

                             (in 000)                    Items Not             Allocation By Risk
                                                                                 Weight Category
                                                        Subject To
                                             Total      Risk Weighting      0%        20%        50%       100%
                                             ------------------------------------------------------------------
Total Bank assets                                $43,763      (678)        816      5,462     11,695     26,468
                                                              -------------------------------------------------
Risk Weighted Assets                              33,408                     0      1,092      5,848     26,468
                                                              =================================================
Less: Excess allowance for loan losses               152
                                             ------------
Total risk-weighted assets
                                                 $33,256
                                             ============
Average total Bank assets for
 leverage capital purposes                       $44,224


 Tier 1 Capital                                                                       Balance
 Total Bank equity capital                                                            $2,620
 Less: Net unrealized losses on available for sale securities                           (269)
 Plus: Qualifying minority interest in consolidated subsidiaries                         293
 Less: Disallowed goodwill and servicing assets                                          161
                                                                                     -----------
    Total Tier 1 Capital                                                               3,021

 Tier 2 Capital
  llowance for loans & lease losses (net of excess
 A  above 1.25% of loans)                                                                418
                                                                                    ------------
    Total Tier 2 Capital                                                                 418
                                                                                    -------------
    Total Tier 1 & Tier 2 Capital                                                      $3,439
                                                                                    =============
 Capital Ratios
       Tier 1/Total Assets                                                              6.83%
       Tier 1 /Total Risk-Weighted Assets                                               9.08%
       Tier 1 & 2/Total Risk-Weighted Assets                                           10.34%

Liquidity

         Bank Liquidity. The Bank's primary sources of liquidity are customer deposits, scheduled amortization and prepayments of loan principal, cash flow from operations, maturities of various investments, borrowings from correspondent lenders secured by securities, residential mortgage loans and/or commercial loans. In addition, the Bank invests in overnight federal funds. At June 30, 2002, the Bank had cash and cash equivalents of $2,869,213. The Bank has a line of credit for $4.5 million from the Federal Home Loan Bank of Indianapolis secured by investment securities and residential mortgage loans and a line of credit for $4.9 million from the Federal Reserve Bank of Chicago secured by commercial loans. In order to bolster liquidity from time to time, the Bank also sells brokered time deposits. At June 30, 2002, the Bank had $9.2 million of these deposits outstanding.

         Bancorp Liquidity. In an effort to maintain the Bank's Tier 1 capital to assets ratio above 7% and to increase capital through retained earnings, management does not expect that the Bank will pay dividends to the Company during 2002 or 2003. At June 30, 2002, the Bank's Tier 1 capital was 6.83%.

         At June 30, 2002, $397,000 was payable to another financial institution as compared to $496,000 at June 30, 2001. Long-term borrowings at June 30, 2002 and 2001 also includes $227,506 of a note payable to another financial institution with respect to a low-income housing partnership investment by University Insurance and Investment Services.

         Long-term borrowings at June 30, 2001 also included $184,082 of equity conversion notes of the Company that were redeemed by the Company in late 2001.


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

     The Bank performs a static gap analysis that has limited value as a simulation because of competitive and other influences that are beyond the control of the Bank. The table on the following page details the Bank's interest sensitivity gap between interest-earning assets and interest-bearing liabilities at June 30, 2002. The table is based upon various assumptions of management that may not necessarily reflect future experience. As a result, certain assets and liabilities indicated in the table as maturing or re-pricing within a stated period may, in fact, mature or re-price in other periods or at different volumes. The one-year static gap position at June 30, 2002 was estimated to be ($12,988,000) or -29.68%, a decrease from ($15,562,000) or -34.49% at March 31,
2002.




                                                     UNIVERSITY BANK
                                  Asset/Liability Position Analysis as of June 30, 2002
                                             (Dollar amounts in thousand's)
                                                Maturing or Repricing in

                                3 Months          91 Days          1 - 3          3 - 5     Over 5        All
ASSETS                           or Less        to 1 Year          Years          Years      Years       Others         Total
------                           -------        ---------          -----          -----      -----      -------        --------

Cash and Due from Banks            1,340                -              -              -          -        1,529           2,869
Securities                           150                -              -              -      2,962            -           3,112
Loans - Net                        7,186            5,210          4,162         12,522      3,835        (570)          32,345
Non-Accrual Loans                      -                -              -              -          -        1,005           1,005
Other Assets                           -              892              -              -          -        3,536           4,428
                           -----------------------------------------------------------------------------------------------------
  TOTAL ASSETS                     8,676            6,102          4,162         12,522      6,797        5,500          43,759
                           -----------------------------------------------------------------------------------------------------
LIABILITIES
Demand deposits                        -                -              -              -          -        1,967           1,967
NOW accounts                           -                -          5,336              -          -            -           5,336
Savings accounts                       -                -            451              -          -            -             451
Money Market accounts              6,200            6,200              -              -          -            -          12,400
CD's under $100,000               10,380            1,944          2,614            332        324            -          15,594
CD's over $100,000                 1,861            1,016          1,236            100        118            -           4,331
Other Borrowings                      33              132            480              -          -            -             645
Other Liabilities                      -                -              -              -          -          560             560
Equity                                 -                -              -              -          -        2,475           2,475
                           -----------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                 18,474            9,292         10,117            432        442        5,002          43,759
                           -----------------------------------------------------------------------------------------------------

      GAP                        (9,798)          (3,190)        (5,955)         12,090      6,355          498               -
                           =====================================================================================================

   CUMULATIVE GAP                (9,798)         (12,988)       (18,943)        (6,853)        498            -
                           ========================================================================

   GAP PERCENTAGE                -22.39%          -29.68%        -43.29%        -15.66%     -1.14%       0.00%
                           =====================================================================================

PART II OTHER INFORMATION

Item 1. Legal Proceedings

         There are no material pending legal proceedings to which the Company or any of its subsidiaries is party or to which any of their properties are subject.

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K.

        (a)      Exhibits.

         1. Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K.

                No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     UNIVERSITY BANCORP, INC.

Date:    August 13, 2002                             /s/ Stephen Lange Ranzini
                                                     -------------------------
                                                         Stephen Lange Ranzini
                                                         President

Date:    August 13, 2002                             /s/Nicholas K. Fortson
                                                     ---------------------------
                                                        Nicholas K. Fortson
                                                        Chief Financial Officer

Exhibit 1

CERTIFICATION  PURSUANT TO 18  U.S.C.SECTION  1350, AS ADOPTED  PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with three accompanying Quarterly Report on Form 10-Q of University Bancorp, Inc. for the quarter ended June 30, 2002 we Stephen L. Ranzini, Chief Executive Officer and Nicholas K. Fortson, Chief Financial Officer hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of our knowledge and belief, that:

(1) such Quarterly Report on From 10-Q of University Bancorp, Inc. for the quarter ended June 30, 2002, fully complies with the requirements of Section 13(a) of 15(d) of the Securities Exchange Act of 1934; and
(2) the information contained in such Quarterly Report on Form 10-Q of University Bancorp, Inc. for the quarter ended June 30, 2002, fairly presents, in all material respects, the financial condition and results of operations of University Bancorp, Inc.

August 13, 2002


                             /s/Stephen L. Ranzini
                               Stephen L. Ranzini
                               President




                             /s/Nicholas K. Fortson
                               Nicholas K. Fortson
                               Chief Financial Officer