Form 10-Q
period 2002-09-30
UNIVERSITY BANCORP INC /DE/
filed 2002-11-15
CIK 811211

26



                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   (Mark One)

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                For the quarterly period ended September 30, 2002

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

 Common Stock, $0.01 par value outstanding at October 31, 2002: 3,897,548 shares page 1 of 25 pages

                                    FORM 10-Q

                                TABLE OF CONTENTS


PART I - Financial Information


Item 1. Financial Statements                                               PAGE
                                                                           ----
         Consolidated Balance Sheets                                          3
         Consolidated Statements of Operations                                5
         Consolidated Statements of Comprehensive Income                      7
         Consolidated Statements of Cash Flows                                8
         Notes to the Consolidated Financial Statements                      10

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                       11

         Summary                                                             11
         Results of Operations                                               12
         Capital Resources                                                   19
         Liquidity                                                           19

Item 3.  Quantitative and Qualitative Disclosures about
           Market Risk                                                       21

PART II - Other Information

         Item 1. Legal Proceedings                                           23
         Item 4.  Submission of Matters to a Vote of
                     the Security-Holders                                    23
         Item 6. Exhibits & Reports on Form 8-K                              23

Signature                                                                    24

Exhibit 1 - Certification                                                    25


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

Part I. - Financial Information
1.- Financial Statements

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
              September 30, 2002 (Unaudited) and December 31, 2001

                                           September 30,2002   December 31,2001
ASSETS
Cash and due from banks                     $   2,761,440       $    837,550
Securities available for sale, at market        1,854,784          2,260,103
Federal Home Loan Bank Stock                      848,400            848,400
Loans held for sale, at the lower of
 cost or market                                 1,677,094          2,137,786
Loans                                          32,308,158         35,026,024
Allowance for loan losses                       (588,959)          (579,113)
                                             -------------        ------------
     Loans, net                                31,719,199          34,446,911
Premises and equipment, net                     1,743,878           1,787,018
Investment in Michigan BIDCO Inc.                 629,258             629,258
Investment in Michigan Capital Fund LPI           381,243             456,244
Mortgage servicing rights, net                    583,957             606,537
Real estate owned, net                            722,638             200,000
Accounts receivable                               168,305             862,848
Accrued interest receivable                       166,782             229,417
Prepaid expenses                                  165,108             191,700
Goodwill, net                                     103,914              63,914
Other assets                                      167,529              65,045
                                             -------------       --------------
      TOTAL ASSETS                           $ 43,693,529        $ 45,622,731
                                             ==============      ==============

                                    -Continued-

                            UNIVERSITY BANCORP, INC.
                     Consolidated Balance Sheets (continued)
              September 30, 2002 (Unaudited) and December 31, 2001


                                              September 30,      December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY              2002               2001
                                             ---------------     --------------
Liabilities:
Deposits:
  Demand - non interest bearing              $   1,373,334       $   2,390,750
  Demand - interest bearing                     18,722,950          13,701,011
  Savings                                          445,488             340,341
  Time                                          19,078,926          23,765,478
                                             --------------      --------------
     Total Deposits                             39,620,698          40,197,580
Short term borrowings                                -                  91,566
Long term borrowings                               558,506           1,657,506
Accounts payable                                   196,189             339,536
Accrued interest payable                            69,695             177,407
Other liabilities                                  117,089             117,398
                                              -------------      --------------
     Total Liabilities                          40,562,177          42,580,993
Minority Interest                                  294,921             305,129
Stockholders' equity:
  Common stock, $0.01 par value;
   Authorized - 5,000,000 shares;
    Issued - 4012,732 shares in 2002 and
         3,867,732 shares in 2001                   40,127              38,677
  Additional paid-in-capital                     5,537,980           5,411,018
  Accumulated deficit                           (2,307,977)         (2,205,444)
  Treasury stock - 115,184 shares in 2002
    and 2001                                      (340,530)           (340,530)
  Accumulated other comprehensive loss,
    unrealized losses on securities available
    for sale, net                                  (93,169)           (167,112)
                                              --------------     --------------
     Total Stockholders' Equity                  2,836,431           2,736,609
                                              ---------------    --------------
TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                   $  43,693,529      $ 45,622,731
                                              ===============    ==============


The accompanying notes are an integral part of the consolidated financial statements.

                           UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                             Consolidated Statements of Operations
                        For the Periods Ended September 30, 2002 and 2001
                                            (Unaudited)

                                                              For the Three Month             For the Nine Month
                                                                  Period Ended                    Period Ended
                                                              2002             2001          2002               2001
Interest income:

  Interest and fees on loans                              $   740,087    $   824,811      $ 2,144,835    $ 2,455,397
  Interest on securities:
   U.S. Government agencies                                   73,979         172,907          233,397        262,235
   Other securities                                           23,047          15,507           72,058         48,635
  Interest on federal funds and other                          2,335           1,451           14,435         22,968
                                                          -----------    ------------     ------------   ------------
     Total interest income                                   839,448       1,014,676        2,464,725      2,789,235
                                                          -----------    ------------     ------------   ------------
Interest expense:
  Interest on deposits:
   Demand deposits                                            86,172          93,272          232,584        336,920
   Savings deposits                                            1,195           1,507            3,447          5,112
   Time deposits                                             147,876         281,773          521,514      1,016,400
   Short term borrowings                                       8,184          27,773            9,536         69,585
   Long term borrowings                                        4,803          13,436           16,362         47,303
                                                          -----------    -------------    ------------   ------------
     Total interest expense                                  248,230         417,761          783,443      1,475,320
                                                          -----------    -------------    ------------   ------------
     Net interest income                                     591,218         596,916        1,681,282      1,313,916
Provision for loan losses                                     15,000          22,500           60,000         67,500
                                                          -----------    ------------     ------------   ------------
     Net interest income after
       provision for loan losses                             576,218         574,416        1,621,282      1,246,416

Other income:
  Loan origination and other fees                            662,521         357,740        1,785,506      1,481,156
  Loan servicing and subservicing
   fees                                                      143,033         198,445          534,841      1,529,714
  Gain on sale of mortgage loans                              42,607          19,404           97,610         50,264
  Merchant banking/ BIDCO income                                 -                -                -              -
  Insurance and investment fee income                         28,888          16,896           78,701         66,202
  Deposit service charges and fees                            28,555          25,047           59,288         60,256
  Net security gains (losses)                                 69,733              -            69,733             -
  Other                                                       44,537          21,605          107,952         60,589
                                                          -----------    ------------     ------------   ------------
     Total other income                                    1,019,874         639,137        2,733,631      3,248,181
                                                          -----------    ------------     ------------   ------------

                                                                     -Continued-

                           UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                            Consolidated Statements of Operations
                       For the Periods Ended September 30, 2002 and 2001
                                          (Unaudited)

                                                              For the Three Month             For the Nine Month
                                                                   Period Ended                   Period Ended
                                                              2002             2001          2002             2001
Other expenses:
  Salaries and benefits                                   $  695,665     $   793,519      $ 2,111,305    $ 2,598,066
  Legal and audit expense                                     42,652          15,034          122,070         83,648
  Occupancy, net                                              83,473          99,971          266,136        348,470
  Data processing and equipment
      Expense                                                107,373          52,851          323,871        207,947
  Consulting fees                                             43,142          42,472          135,702        189,357
  Advertising                                                  7,216          28,775           46,199         80,889
  Supplies and postage                                        43,103          78,480          140,460        283,660
  Servicing rights amortization                              142,589         225,550          410,698        298,821
  Mortgage banking expense                                   102,338          28,470          402,198         63,720
  Travel and entertainment                                    17,693          19,742           66,434         84,991
  Insurance                                                   23,507          19,392           65,497         65,582
  Other operating expenses                                   129,988          13,747          366,876        312,113
                                                          -----------    ------------     ------------   ------------
     Total other expenses                                  1,438,739       1,418,003        4,457,446      4,617,264
                                                          -----------    ------------     -------------  ------------
Income (loss) before income taxes                            157,353        (204,450)        (102,533)      (122,667)
Income tax expense (benefit)
                                                          -----------    ------------     -------------  ------------
    Net Income (loss)                                     $  157,353     $   204,450)     $   (102,533)  $   (122,667)
                                                          ===========    ============     ============== =============
     Preferred stock dividends                                17,950                             45,201
                                                          -----------    -------------    -------------- -------------
     Net income (loss) available to
common shareholders                                       $   157,353    $  (222,400)     $    (102,533) $   (167,868)
                                                          ============   =============    ============== ==============
Basic and diluted loss per common share                   $      0.09    $     (0.21)     $       (0.05) $       (0.16)
                                                          ============   =============    ============== ==============
Weighted average shares outstanding
(adjusted for 1 for 2 reverse stock split)                  1,937,769       1,046,156         1,922,785      1,030,617
                                                          ============   =============    ============== ==============

The accompanying notes are an integral part of the consolidated financial statements.

                        UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                For the Periods Ended September 30, 2002 and 2001
                                   (Unaudited)

                                                               For the Three Month             For the Nine Month
                                                                   Period Ended                   Period Ended
                                                               2002            2001           2002           2001

Net income (loss)                                         $   157,353    $  (204,450)     $   (102,533)   $  (122,667)
Other comprehensive income (loss):
          Unrealized gains on securities
            available for sale                                245,852        230,081           143,676        117,556
          Less:  reclassification adjustment
            for accumulated gains (losses)
            included in net income(loss)                      69,733                            69,733
                                                         ------------    ------------     -------------  -------------
          Other comprehensive income,
                before tax effect                             176,119        230,081            73,943        117,556
         Income tax expense (benefit)
         Other comprehensive income,
                net of tax                                    176,119        230,081            73,943        117,556
                                                          ------------   ------------     -------------  -------------
Comprehensive income (loss)                               $   333,472    $    25,631      $    (28,590)  $     (5,111)
                                                          ============   ============     =============  =============

   The accompanying notes are an integral part of the consolidated financial statements.

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
          For the nine month periods ended September 30, 2002 and 2001
                                   (Unaudited)
                                                     2002                  2001
Cash flow from operating activities:
Net income (loss)                                 $   (102,533)    $   (122,667)
Adjustments to reconcile net income (loss)
   to net cash from Operating Activities:
    Depreciation                                       217,617          141,693
    Amortization                                       485,699          326,945
    Provision for loan losses                           60,000           67,500
    Net(gain) on mortgage loan sales                   (97,610)         (30,860)
    Net(accretion) on investment securities           (233,389)        (262,168)
    Net(gain)on sale of securities available for
         Sale                                          (69,733)            -
    Change in:
      Minority interest                                (10,208)          16,851
      Mortgage servicing rights                       (388,118)        (190,960)
      Real estate owned                               (522,638)          66,736
      Accounts receivable                              694,543        1,130,148
      Accounts payable                                (143,347)        (808,506)
      Accrued interest receivable                       62,635           50,113
      Accrued interest payable                        (107,712)        (186,458)
      Other assets                                    (115,892)         (30,335)
      Other liabilities                                   (309)        (186,664)
                                                  -------------    -------------
       Net cash(used in)operating activities           (270,995)        (18,632)
                                                  -------------    -------------

    Cash flow from investing activities:
      Purchase of securities available for sale       (488,705)            -
      Proceeds from sales of securities available
         for sale                                    1,034,160             -
      Proceeds from maturities and pay downs of
         securities available for sale                 236,929              472
      Loans granted, net of repayments               3,226,014       (1,314,977)
      Decrease in Investment in Michigan BIDCO, Inc.    -               380,157
      Premises and equipment expenditures             (174,477)        (520,065)
                                                   ------------    -------------
       Net cash provided by (used in)investing
          activities                                 3,833,921       (1,454,413)
                                                   ------------    -------------

    Cash flow used in financing activities:
      Net increase (decrease)in deposits             (576,882)        1,412,720
      Net(decrease)in short term borrowings           (91,566)         (706,491)
      Principal payments on long term borrowings   (1,119,000)         (127,822)
                                               -Continued-

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
          For the nine month periods ended September 30, 2002 and 2001
                                   (Unaudited)



                                                      2002                2001

      Issuance of long term borrowings                20,000             76,280
      Issuance of preferred stock                       -               537,000
      Issuance of common stock                       128,412            106,602
                                                 ------------      -------------
       Net cash provided by (used in)
          financing activities                    (1,639,036)         1,298,289
                                                 ------------      -------------
       Net change in cash and cash equivalents     1,923,890           (174,756)
   Cash and cash equivalents:
     Beginning of period                             837,550          2,546,620
                                                 ------------      -------------
     End of period                               $ 2,761,440       $  2,371,864
                                                 ============      =============

    Supplemental disclosure of cash flow information:
      Cash paid for interest                     $   891,155       $  1,659,033
      Income taxes                               $       -         $       -



   The accompanying notes are an integral part of the consolidated financial statements.

                            UNIVERSITY BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1) General

         See Note 1 of Notes to Financial Statements incorporated by reference in the Company's 2001 Annual Report on Form 10-K for a summary of the Company's significant accounting policies.

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

         Earnings per share are calculated based on the weighted average number of common shares outstanding during each period as follows: 1,937,769 and 1,046,156 for the three months ended September 30, 2002 and 2001, respectively; 1,922,785 and 1,030,617 shares for the nine months ended September 30, 2002 and 2001, respectively. The weighted average number of common shares outstanding reflect the 1 for 2 reverse stock split approved by the shareholders at the annual meeting held October 25, 2002. Stock options are considered anti-dilutive for 2002 and 2001, therefore, are not included in earnings per share calculations.


(2) Investment Securities

         The Bank's available-for-sale securities portfolio at September 30, 2002 had a net unrealized loss of approximately $93,000 as compared with a net unrealized loss of approximately $167,000 at December 31, 2001.

Securities available for sale at September 30, 2002:

($ in thousands)                            Gross         Gross
                               Amortized  Unrealized   Unrealized       Fair
                                  Cost      Gains       Losses          Value

U.S. agency mortgage-backed     $ 1,922      $ -         $ (93)        $ 1,829
U.S Government Securities            26        -                            26
                                --------  --------     --------        --------
                                $  1,948     $ -         $ (93)        $ 1,855
                                ========  ========     ========        ========

Securities available-for-sale at December 31, 2001

($ in thousands)                            Gross        Gross
                               Amortized  Unrealized   Unrealized        Fair
                                  Cost      Gains       Losses           Value

U.S. agency mortgage-backed     $ 1,948      $ -          $ (111)      $ 1,837
U.S. Treasury                       479        -             (56)          423
                                --------  --------     ----------      --------
   Total                        $ 2,427      $ -          $ (167)      $ 2,260
                                ========  ========     ==========      ========

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

SUMMARY

         For the three months ended September 30, 2002, the Company had net income of $157,353 compared to a net loss of $204,450 for the three months ended September 30, 2001. Compared to the third quarter of 2001, substantial profits were realized at the Bank's Community Banking operations. Gains were realized in all areas of the Community Banking operation during the quarter, including decreased interest expense from higher core deposits, increased fee income from higher mortgage originations, higher fee income from product sales and account fees, and higher securities portfolio income. The Bank's subsidiary, Midwest Loan Services, was negatively impacted during the quarter by a $88,617 valuation allowance as of September 2002 for a decrease in the appraised value of Midwest's capitalized mortgage servicing. In the third quarter of 2001, the loss was principally the result of a $224,175 impairment charge to the value of Midwest Loan Services' mortgage servicing rights portfolio.

     For the nine months ended September 30, 2002, a net loss of $102,533 was realized versus a net loss of $122,667 in the same period in 2001. A profit was realized at Community Banking versus the prior year loss. However, the decrease in the mortgage servicing rights valuation as of both June 30 and September 30, 2002 negated the improvements noted above for the nine-month period in 2002. Similarly, for the same period in 2001, the impairment charge against the mortgage servicing rights contributed significantly to the loss.

         The following table summarizes the pre-tax income (loss) of each profit center of the Company for the three months ended September 30, 2002 and 2001 (in thousands):

Pre-tax income (loss) summary for the three and nine months ended
September 30, 2002

                                          Three Months  Nine Months
         Community Banking                   $  141        $  19
         Midwest Loan Services                   13          (67)
         Corporate Office                         3          (55)
                                              ------       -------
         Total                                $  157       $ (103)
                                              ======       =======

Pre-tax income (loss) summary for the three and nine months ended September 30, 2001:

                                          Three Months  Nine Months
         Community Banking                   $   87        $(315)
         Midwest Loan Services                 (327)         274
         Corporate Office                        35          (82)
                                             -------       ------
         Total                               $ (205)        $(123)
                                             =======       =======


RESULTS OF OPERATIONS

Net Interest Income

         Net interest income decreased slightly to $591,218 for the three months ended September 30, 2002 from $596,916 for the three months ended September 30, 2001. The yield on interest earning assets decreased from 10.17% in the 2001 period to 8.55% in the 2002 period. The cost of interest bearing liabilities decreased from 4.17% in the 2001 period to 2.57% in the 2002 period. Net interest income as a percentage of total average earning assets increased from 5.98% to 6.02% in 2002.


         Net interest income increased to $1,681,856 for the nine months ended September 30, 2002 from $1,313,916 for the nine months ended September 30, 2001. Net interest income for the nine months in 2002 rose from the previous period because of a higher net yield on interest earning assets. The yield on interest earning assets decreased from 9.32% in the 2001 period to 8.36% in the 2002 period. The cost of interest bearing liabilities decreased from 4.93% for the 2001 period to 2.70% for the nine months ended September 30, 2002. The net yield on interest earning assets increased from 4.39% to 5.70%.


Interest income

         Interest income decreased to $839,448 in the quarter ended September 30, 2002 from $1,014,677 in the quarter ended September 30, 2001. The average volume of interest earning assets decreased to $38,950,638 in the 2002 period from $40,033,601 in the 2001 period. The yield on interest bearing assets declined from 10.17% in 2001 to 8.55% in 2002. The decrease was due principally to a general decline in the yield of interest bearing assets responding to the declining rate environment. Additionally, in third quarter of 2001 the securities portfolio yielded 26.19% as compared with 11.11% in the same period in 2002. In 2001, the yield resulted from accelerated income recognized on a collateralized mortgage obligation. As interest rates declined, the expected duration period for this bond was shortened. The reduction in the expected duration period stimulated an accelerated accretion of the bond discount. The acceleration in the third quarter of 2001 was significantly higher than in the same period in 2002.
         Interest income decreased to $2,464,725 in the nine months ended September 30, 2002 from $2,789,235 in the nine months ended September 30, 2001. The average volume of interest earning assets decreased to $39,434,253 in the 2002 period from $39,991,896 in the 2001 period. The overall yield on interest bearing assets decreased to 8.36% from 9.32%, in response to a declining interest rate during 2001 and 2002.

Interest Expense

         Interest expense decreased to $248,230 in the three months ended September 30, 2002 from $417,761 in the 2001 period. The decrease was due to a drop in the yield in 2002 to 2.57% from 4.17% in 2001. The yield declined as the interest rate liabilities re-priced in the declining rate environment occurring in 2001 and 2002. Additionally, the lower interest expense was due to lower interest bearing liabilities. The average volume of interest bearing liabilities decreased to $38,251,051 in 2002 from $40,199,598 in 2001.

        Interest expense decreased to $783,443 in the nine months ended September 30, 2002 from $1,475,320 in the 2001 period. The decrease was due to a lower yield on the interest rate liabilities and by a decrease in the volume of interest bearing liabilities. The yield dropped to 2.70% in 2002 from 4.93% in 2001. As rates dropped in 2001 and 2002, the liabilities re-priced at lower rates. The volume of interest rate liabilities decreased to $38,844,397 in 2002 from $40,014,903 in 2001.

AVERAGE BALANCE SHEET AND INTEREST MARGIN ANALYSIS

         The following tables summarize average balances, revenues from earning assets, expenses of interest bearing liabilities, their associated yield or cost and the net return on earning assets for the three and nine months ended September 30, 2002 and 2001.

                                                      Three Months Ended                          Three Months Ended
                                                      September 30, 2002                          September 30, 2001

                                                 Average         Interest     Average          Average         Interest    Average
                                                 Balance         Inc(Exp)     Yield (1)        Balance         Inc(Exp)    Yield (1)
Interest Earning Assets:
     Loans:
         Commercial                                $18,035,906     $  392,959      8.64%      $15,857,311     $  369,804      9.35%
         Real Estate                                13,695,408        277,441      8.04%       16,605,624        325,999      7.87%
         Installment/Consumer                        3,190,144         69,687      8.67%        4,527,998        129,008     11.43%
                                            ----------------------------------           -------------------------------
     Total Loans                                    34,921,458        740,087      8.41%       36,990,933        824,811      8.94%
     Investment Securities                           3,464,893         97,026     11.11%        2,885,254        188,414     26.19%
     Federal Funds & Bank
          Deposits                                     564,287          2,335      1.64%          157,414          1,451      3.70%
                                            ----------------------------------           -------------------------------
       Total Interest Bearing Assets                38,950,638        839,448      8.55%       40,033,601      1,014,676     10.17%
                                            ----------------------------------           -------------------------------

Interest Bearing Liabilities:
     Deposit Accounts:
         Demand                                      5,985,391         16,175      1.07%        4,210,377         16,456      1.57%
         Savings                                       418,736          1,195      1.13%          351,892          1,507      1.72%
         Time                                       17,458,042        147,876      3.36%       21,515,665        281,773      5.25%
         Money Market Accts                         12,306,332         69,997      2.26%       10,873,333         76,816      2.83%
         Short-term borrowings                       1,507,185          8,184      2.15%        2,357,602         27,773      4.73%
         Long-term borrowings                          575,365          4,803      3.31%          890,729         13,436      6.05%
                                            ----------------------------------           -------------------------------
          Total Interest Bearing
               Liabilities                          38,251,051        248,230      2.57%       40,199,598        417,761      4.17%
                                            ----------------------------------           -------------------------------

Net Earning Assets, net interest
   income, and interest rate
     spread                                         $  699,587     $  591,218      5.98%      $  (165,997)    $  596,916      6.00%
                                            ==================================           ===============================
Net yield on interest-earning assets                                               6.02%                                      5.98%

(1) Yield is annualized.



                                                    Nine Months Ended                         Nine Months Ended
                                                    September 30, 2002                        September 30, 2001

                                                  Average        Interest     Average         Average          Interest    Average
                                                  Balance        Inc(Exp)     Yield (1)        Balance          Inc(Exp)   Yield (1)
Interest Earning Assets:
     Loans:
        Commercial                                 $17,991,436     $1,098,679      8.16%         $15,552,429  $1,111,936      9.56%
        Real Estate                                 13,646,202        811,488      7.95%          16,043,827     972,979      8.11%
        Installment/Consumer                         3,375,221        234,668      9.30%           4,879,119     370,482     10.15%
                                             ---------------------------------           -------------------------------
Total Loans                                         35,012,859      2,144,835      8.19%          36,475,375   2,455,397      9.00%
     Investment Securities                           3,201,903        305,455     12.75%           2,842,687     310,870     14.62%
     Federal Funds & Bank
        Deposits                                     1,219,491         14,435      1.58%             673,834      22,968      4.56%
                                             ---------------------------------           -------------------------------
       Total Interest Bearing Assets                39,434,253      2,464,725      8.36%          39,991,896   2,789,235      9.32%
                                             ---------------------------------           -------------------------------
Interest Bearing Liabilities:
     Deposit Accounts:
        Demand                                       5,105,967         41,031      1.07%           3,270,771      58,209      2.38%
        Savings                                        404,937          3,447      1.14%             359,186       5,112      1.90%
        Time                                        20,387,702        521,514      3.42%          23,458,076   1,016,400      5.79%
        Money Market Accts                          11,717,429        191,553      2.19%          10,314,021     278,711      3.61%
        Short-term borrowings                          620,416          9,536      2.06%           1,699,141      69,585      5.48%
         Long-term borrowings                          607,946         16,362      3.60%             913,708      47,303      6.92%
                                             ---------------------------------
          Total Interest Bearing
               Liabilities                          38,844,397        783,443      2.70%          40,014,903   1,475,320      4.93%
                                             ---------------------------------           -------------------------------
Net Earning Assets, net interest
   income, and interest rate
     spread                                        $  589,856     $1,681,282      5.66%          $ (23,007)  $1,313,916      4.40%
                                             =================================           ==============================
Net yield on interest-earning assets                                              5.70%                                      4.39%

(1) Yield is annualized.


Allowance for Loan Losses

         The provision to the allowance for loan losses was $60,000 and $67,500 for the nine months period ended September 30, 2002 and 2001, respectively. Illustrated below is the activity within the allowance for the period ended September 30 2002 and 2001, respectively.
                                                      2002            2001
                                                      ----            ----
Balance, January 1                                 $ 579,113       $ 562,997
Provision for loan losses                             60,000          67,500
Loan charge-offs                                     (59,581)        (43,942)
Recoveries                                             9,427          17,312
                                                   ----------      ----------
Balance, September 30                              $ 588,959       $ 603,867
                                                   ==========      ==========

                                At September 30, 2002       At December 31, 2001
Total loans (1)                   $32,308,158                 $35,026,024
Reserve for loan losses              $588,959                    $579,113
Reserve/Loans % (1)                     1.82%                       1.65%

         The Bank's overall loan portfolio is geographically concentrated in Ann Arbor, Michigan and the future performance of these loans is dependent upon the performance of a relatively limited geographical area.

         The following schedule summarizes the Company's non-performing assets for the periods indicated:

                                At September 30, 2002       At December 31, 2001
  Past due 90 days and over and still accruing (1):
  Real estate                    $ 232,412                    $ 276,654
  Installment                       13,970                       24,194
  Commercial                         -                          194,404
                                 ---------                   ----------
    Subtotal                       246,382                      495,252

Nonaccrual loans (1):
--------------------
  Real estate                      167,026                      770,024
  Installment                        -                            -
  Commercial                       230,000                        -
                                  --------                   ----------
    Subtotal                       397,026                      770,024
                                  --------                   ----------
Other real estate owned            722,638                      200,000
                                 ---------                   ----------
Total non-performing assets      $1,366,046                  $1,465,276
                                 ==========                  ==========

                                At September 30, 2002       At December 31, 2001
Ratio of non-performing assets
to total loans (1)                    4.23%                       4.18%
                                ===========                  ===========
Ratio of loans past due over
90 days and nonaccrual loans to
loan loss reserve                     109%                         218%
                                ===========                  ==========
(1) Excludes loans held for sale which are valued at the lower of cost or fair market value.

         During 2002, management directed lending personnel to focus on reducing delinquencies and act proactively in light of the recession. If the current economic slowdown persists, loan delinquencies would likely increase, negatively impacting net interest income.

Other real estate owned at September 30, 2002 and December 31, 2001 includes a commercial development site in Sault Ste. Marie, Michigan. The property is being carried at a value of $150,000. The Bank has a sales contract with a commercial developer who is planning a major development on the site. The transaction is expected to close in the first quarter of 2003. There is no assurance that a sale of the property will be consummated. The sales price is $300,015, net of all expenses. The remaining balance of $572,638 in other real estate owned at September 30, 2002 represents houses which are all expected to sale by the first quarter of 2003. Management anticipates a gain of $50,000 to $100,000 on the sale of these homes.

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

Non-Interest Income

         Total non-interest income increased to $1,019,874 for the three months ended September 30, 2002 from $639,137 for the three months ended September 30,2001. The significant increase was primarily due to increased loan origination and other fees. During the third quarter of 2002, the low mortgage rates generated significant activity in the mortgage re-financing category. Income generated from this activity was significantly higher than in the third quarter of 2001. Midwest has been increasing its emphasis on mortgage loan originations through its credit union customers. In the first quarter of 2001, Midwest originated an average of 26 loans per month. This has increased to an average of 150 loans per month.


          Total non-interest income decreased to $2,733,631 for the nine months ended September 30, 2002 from $3,248,181 for the nine months ended September 30, 2001. The decrease was principally a result of a decrease in loan sub-servicing fee income at Midwest Loan Services. During the second quarter of 2001, Midwest's largest customer, the mortgage division of one of the top five mortgage firms on Wall Street, decided to significantly scale back the amount of business it was providing to Midwest. As of July 1, 2001, 18,500 loans or 95% of the mortgages sub-serviced by Midwest for this customer had been transferred to other sub-servicers including a subsidiary of this Wall Street firm. As of September 30, 2002, Midwest was sub-servicing approximately 6,475 loans versus about 5,000 at December 31, 2001. Midwest anticipates that it will be subservicing over 10,000 loans effective January 2, 2003.

Non-Interest Expense

       Non-interest expense increased slightly to $1,438,739 in the three months ended September 30, 2002 from $1,418,003 for the three months ended September 30, 2001. Comparing the 2002 period to 2001, increase costs related to the mortgage banking activity and charges related to other real estate owned slightly exceeded a general decline in expenses at the Bank and Midwest.

          At September 30, 2002, the Bank and Midwest owned the rights to service mortgages for Freddie Mac, Fannie Mae and other institutions, most of which was owned by Midwest, an 80% owned subsidiary of the Bank. The value of mortgages serviced for these institutions was approximately $79 million. The carrying value of these servicing rights was $583,957 at September 30, 2002. Based on recent comparable sales and indications of market value from industry brokers, management believes that the current market value of the mortgage servicing rights portfolio approximates cost. Market interest rate conditions can quickly affect the value of mortgage servicing rights in a positive or negative fashion, as long-term interest rates rise and fall. The amortization of these rights is based upon the level of principal pay downs received and expected prepayments of the mortgage loans. The amortization expense for the three-month period ended September 30, 2002 was $142,589 down from an expense of $225,550 in 2001. For the nine months in 2002, Midwest has taken special provisions of $275,721 to write down the servicing rights as a result of the decrease in long term interest rates to 40 year lows.

      Non-interest expense decreased to $4,457,446 in the nine months ended September 30, 2002 from $4,617,264 for the nine months ended September 30, 2001. The decrease was primarily the result of decreased operating expenses at Midwest Loan Services as well as cost control efforts in other areas at the Community Banking operation. The increase in servicing rights amortization was due to market conditions as noted above. Relatedly, the mortgage banking expense increased for the nine month period in 2002 over the same period last year as a result of a significant increase in mortgage originations.

Capital Resources

         The table below sets forth the Bank's risk based assets, capital ratios and risk-based capital ratios of the Bank. At September 30, 2002, the Bank was considered "well-capitalized".

                             (in 000)                    Items Not                        Allocation By Risk
                                                         Subject To                                Weight Category
                                                        Risk Weighting
                                             Total                         0%        20%        50%       100%

Total Bank assets                                $43,608       (520)        233      3,906     13,228     26,761
                                                               --------------------------------------------------
Risk Weighted Assets                              34,156                      -        781      6,614     26,761
                                                               ==================================================
Less: Excess allowance for loan losses               162
                                             ------------
Total risk-weighted assets                       $33,994
                                             ============
Average total Bank assets for
 leverage capital purposes                       $43,780


Tier 1 Capital                                                          Balance
 Total Bank equity capital                                               $2,950
 Less: Net unrealized losses on available for sale securities               (93)
 Plus: Qualifying minority interest in consolidated subsidiaries            295
 Less: Disallowed goodwill and servicing assets                             162
                                                                      ----------
    Total Tier 1 Capital                                                  3,176

 Tier 2 Capital
  llowance for loans & lease losses (net of excess
 A  above 1.25% of loans)                                                   427
                                                                      ----------
    Total Tier 2 Capital                                                    427
                                                                      ----------
    Total Tier 1 & Tier 2 Capital                                        $3,603
                                                                      ==========
 Capital Ratios
       Tier 1/Total Assets                                                7.25%
       Tier 1 /Total Risk-Weighted Assets                                 9.34%
       Tier 1 & 2/Total Risk-Weighted Assets                             10.60%


Liquidity

         Bank Liquidity. The Bank's primary sources of liquidity are customer deposits, scheduled amortization and prepayments of loan principal, cash flow from operations, maturities of various investments, borrowings from correspondent lenders secured by securities, residential mortgage loans and/or commercial loans. In addition, the Bank invests in overnight federal funds. At September 30, 2002, the Bank had cash and cash equivalents of $2,761,440. The Bank has a line of credit for $4.0 million from the Federal Home Loan Bank of Indianapolis secured by investment securities and residential mortgage loans and a line of credit for $4.9 million from the Federal Reserve Bank of Chicago secured by commercial loans. In order to bolster liquidity from time to time, the Bank also sells brokered time deposits. At September 30, 2002, the Bank had $9.9 million of these deposits outstanding.

         Bancorp Liquidity. In an effort to maintain the Bank's Tier 1 capital to assets ratio above 7% and to increase capital through retained earnings, management does not expect that the Bank will pay dividends to the Company during 2002 or 2003. At September 30, 2002, the Bank's Tier 1 capital was 7.25%.


         At September 30, 2002, $331,000 was payable to another financial institution as compared to $463,000 at September 30, 2001. Long-term borrowings at September 30, 2002 and 2001 also includes $227,506 of a note payable to another financial institution with respect to a low-income housing partnership investment by University Insurance and Investment Services.

         Long-term borrowings at September 30, 2001 also included $184,082 of equity conversion notes of the Company that were redeemed by the Company in late 2001.

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

     The Bank performs a static gap analysis that has limited value as a simulation because of competitive and other influences that are beyond the control of the Bank. The table on the following page details the Bank's interest sensitivity gap between interest-earning assets and interest-bearing liabilities at September 30, 2002. The table is based upon various assumptions of management that may not necessarily reflect future experience. As a result, certain assets and liabilities indicated in the table as maturing or re-pricing within a stated period may, in fact, mature or re-price in other periods or at different volumes. The one-year static gap position at September 30, 2002 was estimated to be ($9,365,000) or (21.48)%.

                                 UNIVERSITY BANK
           Asset/Liability Position Analysis as of September 30, 2002
                          (Dollar amount in Thousand's)

                                                       Maturing or Re-pricing in

                                        3 Months   91 Days to         1 - 3         3 - 5        Over 5     ALL
ASSETS                                   Or Less       1 Year         Years         Years         Years     Other      Total
------                                   -------       ------         -----         -----         -----     -----      -----
    Loans - Net                         $11,428         $2,510        $3,429       12,924         $3,297     $(589)    $32,999
    Non-Accrual Loans                                        -             -            -              -        397        397
    Securities                              240           1000           615            -              -          -      1,855
    Other Assets                              -            600             -            -              -      4,996      5,596
    Cash and Due from Banks                1424              -             -            -              -      1,337      2,761
                                      ---------------------------------------------------------------------------------------------
      TOTAL ASSETS                       13,092          4,110         4,044       12,924          3,297      6,141     43,608
                                      ---------------------------------------------------------------------------------------------

LIABILITIES
-----------
    CD's under $100,000                   5,907          6,795         3,042          587            279          -     16,610
    CD's over $100,000                      310          1,049           890          100            120          -      2,469
    MMDA                                  6,139          6,139             -            -              -          -     12,278
    NOW                                       -              -         6,445            -              -          -      6,445
    Demand and Escrow                         -              -                          -              -      1,374      1,374
    Savings                                   -              -           445            -              -          -        445
    Other Borrowings                          -            228                          -              -          -        228
    Other Liabilities                         -                                         -              -        809        809
    Equity                                    -              -             -            -              -      2,950      2,950
                                      ---------------------------------------------------------------------------------------------
      TOTAL LIABILITIES                  12,356         14,211        10,822          687            399      5,133     43,608
                                      ---------------------------------------------------------------------------------------------


              GAP                           736       (10,101)       (6,778)       12,237          2,898      1,008          -
                                      =============================================================================================

              CUMULATIVE GAP               $736       $(9,365)      $16,143)      $3,906)        $1,008)         $-
                                      ==================================================================================

              GAP PERCENTAGE              1.69%        -21.48%       -37.02%       -8.96%         -2.31%      0.00%
                                      ==================================================================================

PART II OTHER INFORMATION

Item 1. Legal Proceedings

         There are no material pending legal proceedings to which the Company or any of its subsidiaries is party or to which any of their properties are subject.


Item 4.  Submission of Matters to a Vote of the Security-Holders

         On October 25, 2002, the 2002 Annual Meeting of Stockholders of the Company was held. The following is a brief description of the matters voted upon at the meeting and tabulation of the voting therefor:

         1. Election of seven directors to serve until the next Annual Meeting of Stockholders:

                                                Number of Votes
         Nominee                        For                            Withheld

         Gary Baker                 2,191,189                          2,051
         Robert Goldthrope          2,191,489                          1,751
         Joseph L Ranzini           2,191,156                          2,084
         Dr. Joseph L. Ranzini      2,191,156                          2,084
         Paul L. Ranzini            2,191,156                          2,084
         Stephen L. Ranzini         2,191,156                          2,084
         Michael Talley             2,191,564                          1,676

         There were no broker non-votes with respect to the election of directors.

          2. The proposal to an amendment to University Bancorp's Amended and Restated Certificate of Incorporation effecting a 1-for-2 reverse split of University Bancorp's common stock was approved with 2,161,203 votes cast for, 11,926 votes cast withheld, 20,011 votes abstained and 0 broker non-votes.


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



                                                        UNIVERSITY BANCORP, INC.

         November 14, 2002                           /s/ Stephen Lange Ranzini
                                                     -------------------------
                                                         Stephen Lange Ranzini
                                                         President

         November 14, 2002                           /s/ Nicholas K. Fortson
                                                     ---------------------------
                                                         Nicholas K. Fortson
                                                         Chief Financial Officer

Exhibit 1

CERTIFICATION PURSUANT TO 18 U.S.C.SECTION 1350, AS ADOPTED PURSUANT TO SECTION
                      906 OF THE SARBANES-OXLEY ACT OF 2002


I, Nicholas K. Fortson, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of University
         Bancorp, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      November 14, 2002
                             /s/Nicholas K. Fortson
                               Nicholas K. Fortson
                             Chief Financial Officer