Form 10-Q/A
period 2002-09-30
UNIVERSITY BANCORP INC /DE/
filed 2002-12-17
CIK 811211

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

                                    FORM 10-Q

                                TABLE OF CONTENTS


PART I - Financial Information


Item 1. Financial Statements                                               PAGE
                                                                           ----
         Consolidated Balance Sheets                                          3
         Consolidated Statements of Operations                                5
         Consolidated Statements of Comprehensive Income                      7
         Consolidated Statements of Cash Flows                                8
         Notes to the Consolidated Financial Statements                      10

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                       11

         Summary                                                             11
         Results of Operations                                               12
         Capital Resources                                                   19
         Liquidity                                                           19

Item 3.  Quantitative and Qualitative Disclosures about
           Market Risk                                                       21

PART II - Other Information

         Item 1. Legal Proceedings                                           23
         Item 4.  Submission of Matters to a Vote of
                     the Security-Holders                                    23
         Item 6. Exhibits & Reports on Form 8-K                              23

Signature                                                                    24

Exhibit 1 - Certifications                                                   25


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



                                                        UNIVERSITY BANCORP, INC.

         November 14, 2002                           /s/ Stephen Lange Ranzini
                                                     -------------------------
                                                         Stephen Lange Ranzini
                                                         President

         November 14, 2002                           /s/ Nicholas K. Fortson
                                                     ---------------------------
                                                         Nicholas K. Fortson
                                                         Chief Financial Officer

Exhibit 1

CERTIFICATION PURSUANT TO 18 U.S.C.SECTION 1350, AS ADOPTED PURSUANT TO SECTION
                      302 OF THE SARBANES-OXLEY ACT OF 2002


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

      November 14, 2002
                             /s/Nicholas K. Fortson
                             ---------------------------
                                Nicholas K. Fortson
                                Chief Financial Officer

Exhibit 1

CERTIFICATION PURSUANT TO 18 U.S.C.SECTION 1350, AS ADOPTED PURSUANT TO SECTION
                      302 OF THE SARBANES-OXLEY ACT OF 2002


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

      November 14, 2002
                            /s/Stephen Lange Ranzini
                            -------------------------
                               Stephen Lange Ranzini
                               President

Exhibit 1

CERTIFICATION PURSUANT TO 18 U.S.C.SECTION 1350, AS ADOPTED PURSUANT TO SECTION
 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the accompanying Quarterly Report on Form 10-Q of University Bancorp, Inc. for the quarter ended September 30, 2002 we Stephen L. Ranzini, President and Nicholas K. Fortson, Chief Financial Officer hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of our knowledge and belief, that:

(1) such Quarterly Report on From 10-Q of University Bancorp, Inc. for the quarter ended September 30, 2002, fully complies with the requirements of Section 13(a) of 15(d) of the Securities Exchange Act of 1934; and
(2) the information contained in such Quarterly Report on Form 10-Q of University Bancorp, Inc. for the quarter ended September 30, 2002, fairly presents, in all material respects, the financial condition and results of operations of University Bancorp, Inc.

November 14, 2002


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