Form 10-K
period 2002-12-31
UNIVERSITY BANCORP INC /DE/
filed 2003-04-08
CIK 811211

1

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K
                    [X] ANNUAL REPORT PURSUANT TO SECTION 13
                       OR 15(d) OF THE SECURITIES EXCHANGE
                      ACT OF 1934 for the fiscal year ended
                                December 31, 2002
                                       OR
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
           For the transition period from ____________ to ___________

                         Commission file number 0-16023

                            UNIVERSITY BANCORP, INC.
             (Exact name of registrant as specified in its charter)
         Delaware                                             38-2929531
------------------------------------                 ---------------------------
(State or other jurisdiction of     (I.R.S. Employer incorporation)
         Identification No.

959 Maiden Lane, Ann Arbor, Michigan                    48105
------------------------------------                 ---------
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
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The number of shares outstanding of the Registrant's Common Stock as of March 27 2003: 3,899,548 shares. The aggregate market value of the voting stock held by non-affiliates of the Registrant based on $0.975 per share, the average bid and asked price for the Registrant's Common Stock on March 27, 2003, as reported by NASDAQ, was approximately $976,089.

* For purposes of this calculation shares of the Registrant held by directors and officers of the Registrant and by other affiliates have been excluded.

                               Page 1 of 87 pages
                 Exhibit index on sequentially numbered page 81

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

         Midwest Loan Services. In 1995, University Bank acquired 80% of the common stock of Midwest Loan Services. Midwest specializes in the origination, servicing and subservicing of mortgage loans for various credit unions, financial institutions and mortgage brokers. Most of their servicing and subservicing portfolio is comprised of residential mortgage loans sold to Fannie Mae, Freddie Mac and other private residential mortgage conduits.

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

         Northern Michigan Foundation. In 1995, Michigan BIDCO donated $225,000 to capitalize Northern Michigan Foundation, and in 1996, donated an additional $75,000 to the Foundation. The Foundation is an IRS-approved 501c(3) non-profit which is an intermediary lender to rural small businesses under the U.S. Department of Agriculture's Rural Economic Community Development Division's Intermediary Re-lending Program. The Foundation borrowed a total of $2 million from the Intermediary Re-lending Program at 1% interest with a 30-year term because of a $300,000 donation received from Michigan BIDCO. Pursuant to a management services agreement with the BIDCO, the BIDCO and the Foundation share administrative staffs and offices, with the Foundation reimbursing the BIDCO for these management services.


Employees

         The Company employed 68 full-time equivalents as of March 27, 2003:

                  University Bank, Ann Arbor                26
                  Midwest Loan Services                     40
                  University Insurance & Investment          2

Properties

         The Bank owns a building in Ann Arbor, Michigan that is the Bank's main office.

         The Bank leases a site that includes a registered historic building in Ann Arbor, at the corner of Washtenaw Avenue and Stadium Boulevard as a ATM drive-through location, a BIDCO office and an off-site storage facility. The minimum lease period ends May 2006 with two optional five-year extensions.

         The Bank leases an ATM location in Ann Arbor at the corner of State and Liberty near the University of Michigan Campus. The minimum period of this lease ends December 2005.

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


Lines of Business

Deposit Products & Services

              University Bank offers traditional retail savings products and services to its customers. These include demand deposit and NOW interest-bearing checking accounts, money market deposit accounts, regular savings accounts and term deposit certificates ranging in maturity from three to three hundred months. The Bank also offers free access to 24-Hour ATM machines, telephone banking, internet banking, VISA debit cards and Gold VISA accounts. The Bank is also a member of MasterCard, but currently is not offering a MasterCard product. From time to time to raise liquidity, the Bank relies on brokers to sell CDs. At December 31, 2002, the Bank had approximately $7.9 million in CDs issued through brokers.

Lending Products

              University Bank offers a range of traditional lending products, including commercial small business loans, residential real estate mortgage loans, home equity loans, commercial real estate mortgage loans, consumer installment loans, and land development and construction loans.

Classifications of the loan portfolio as of December 31, 2002 are as follows:

                                        Amount Outstanding(1)        % of Total
       Commercial, Real Estate & Other            $16,550,318            49.86%
       Residential Construction                     2,113,747             6.37%
       Residential Real estate                      9,758,403            29.40%
       Residential Home equity                      4,299,329            12.95%
       Consumer                                       374,825             1.13%
       Credit Card                                     95,412             0.29%
                                                 ------------           -------
         Gross Loans                              $33,192,034            100.00%
                                                 ============           =======

(1) - Excludes loans held for sale.

              The Bank's loan portfolio is geographically concentrated in Ann Arbor and Washtenaw County, Michigan. The ability of individual loan customers to honor their debts is partially dependent on the local economy. The Ann Arbor area is primarily dependent on the education, healthcare, services, and manufacturing (automotive and other) industries.

              Most of the Bank's commercial loans are secured by commercial real estate. Commercial real estate loans have a loan to value ratio typically less than 80% at the time the loan is originated. In no cases is the loan to value ratio for commercial real estate loans greater than 85%. The primary risk of commercial loans is that the area's economy declines and rents decrease while vacancy increases, thereby decreasing the value of the building. If the guarantor suffers a financial reverse, the Bank is then exposed to a loss.

              Residential loans typically have a loan to value ratio less than 80% at the time the loan is originated, unless the borrower's financial position is very strong, in which case a loan to value ratio of up to 90% is considered. To meet the Bank's goals for first time homebuyers, the Bank has originated 97% loan to value residential loans totaling about $3 million, although real estate prices in Washtenaw County where these loans were originated have been rising at 10-12% per year for two years in a row, and most of these loans were originated in 1998 and 1999. Home equity secured residential loans have loan to value ratios of less than 90% at time of origination in the case of fixed rate fully-amortizing loans and 80% for home equity lines of credit, with a few exceptions with higher ratios for borrowers with strong credit. The primary risk of residential lending is that home prices drop (typically this occurs during recessions) and borrowers walk away from their home or file for bankruptcy. All of the Bank's construction loans, are secured by residential properties with a loan to value ratio of 80% or less. The Bank controls the risk of construction lending by performing inspections prior to disbursing interim construction funds to avoid cost overruns.

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

              The Bank makes very few business loans that are not secured by real estate. Business Lines of Credit are typically made up to a 50% ratio of inventory and other equipment at current market value, and 70% of current receivables. Business Manager Loans are also structured as Lines of Credit and are secured by individual receivables up to 90% of face value individually purchased with recourse to the borrower and additional insurance to protect the bank against fraud and bankruptcy of the issuer of the account that is receivable to the borrower. The primary risk of this type of lending backed by non-real estate business assets is that if the business suffers a financial reverse, an unscrupulous borrower can easily dissipate the collateral, causing the Bank a loss. For this reason, the Bank de-emphasizes this type of lending.

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

Mortgage Banking

         The Bank and Midwest originate internally or via other financial institutions residential home loans that generally qualify for sale to secondary market investors under the underwriting criteria of the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association and the Government National Mortgage Association. Loans purchased or originated internally are either sold directly to FHLMC, FNMA or GNMA, or are pooled into mortgage-backed securities and the securities are sold to investors in the secondary market. With the exception of Midwest Loan Services, the Bank is currently selling the servicing rights on all mortgages originated that are sold to the secondary market. Some residential mortgages are held in the Bank's loan portfolio as an investment.

         University Bank became a seller/servicer and began originating Federal Home Loan Mortgage Corporation (FHLMC) insured mortgages in 1991 and became a seller/servicer and began originating Federal National Mortgage Association
(FNMA) insured mortgages 1994. The Bank has also been approved as a seller/servicer of Government National Mortgage Association (GNMA) mortgages for many years but only began using our license in 1999 to originate and sell these loans without retaining the servicing rights. Midwest is also licensed with FNMA and FHLMC.

Mortgage Subservicing

         Mortgage servicing firms receive monthly payments from loan customers, aggregate and account for these payments, and send the funds to mortgage-backed securities holders, including pension funds and financial institutions. For some mortgage customers, escrow funds are also accumulated, and funds sent to taxing authorities and insurance companies as needed. Mortgage servicers also dun delinquent accounts and foreclose loans, if required. Mortgage servicers receive a fixed monthly fee for performing this service. When these services are performed for the Bank, it is called `servicing'. When these services are performed for other institutions, it is called `subservicing'. The Bank's 80%-owned subsidiary, Midwest Loan Services, specializes in subservicing residential mortgage loans sold to FNMA and FHLMC and other non-agency private conduits for the account of credit unions, other financial institutions and mortgage brokers. Midwest's subservicing activity is regulated by FHLMC and FNMA.

Investment Securities

         The Bank maintains surplus available funds in investments consisting of short-term money market instruments, U.S. government bonds, U.S. federal agency obligations, mortgage-backed securities backed by federal agency obligations and obligations of local units of government. The Bank's President, who is a licensed Registered Representative, manages these investments, and purchase/sale decisions are subject to the review and approval of the Asset Liability Committee of the Bank and the Board of Directors. The securities portfolio provides a source of liquidity to meet Bank operating needs. At December 31, 2002, the portfolio had a net unrealized loss of $81,997 versus a net unrealized loss of $167,112 at December 31, 2001, and $335,000 at December 31, 2000.

         Information regarding securities where cost exceeded more than 10% of the Company's stockholders' equity at December 31, 2002 are as follows:

Issuer                             Coupon       Yield        Final Maturity       Market Value       Amortized Cost
------                             ------       -----             ---------             ------                -----
FHLBI equity (1)                       VAR          6.75%         None                   $848,400            $848,400
FNMA CMO 93-205H (2)                   PO           4.15%       9/25/23                 1,495,356           1,577,056
GNMA (various)                         VAR          5.50%       6/20/22                 1,552,826           1,553,123
Other                                  VAR              -         VAR                      54,656              54,656

(1) The rate varies quarterly. The Bank is required to maintain the investment in Federal Home Loan Bank of Indianapolis common stock in an amount related to the Bank's single family mortgage related assets and FHLBI advances. Shares can be redeemed or sold at par value to the FHLBI as required from time to time.

(2) This Principal Only strip has an expected average life of less than two years. The increase in market value is due to interest rate fluctuations that have shortened the average life of the instrument. Accrued net interest income on this zero coupon bond was increased in 2001 and 2002 to reflect the decreased average life. The bond is rated AAA.


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

         The following table shows market share of deposits for Washtenaw County by financial institution for June 2002, June 2001 and June 2000, respectively from the FDIC and National Credit Union Association's annual branch deposit survey.


Washtenaw County Financial Institution Deposits:

                                            2002           2001            2000
TCF National                              15.63%         16.16%          16.19%
National City                             12.51%         11.93%          12.53%
Comerica                                  11.08%         11.92%          11.36%
Bank One                                   8.89%          9.37%          10.26%
Keybank                                    6.41%          7.23%           7.82%
Ann Arbor Commerce                         5.22%          4.87%           4.83%
University of Michigan CU                  5.21%          4.23%           3.82%
Standard Federal                           4.95%          6.22%           6.38%
Flagstar                                   4.91%          5.06%           4.80%
Bank of Ann Arbor                          4.59%          3.94%           3.43%
Huron River Area CU                        3.36%          3.09%           3.02%
Chelsea State                              3.09%          3.10%           3.38%
Citizens                                   2.61%          2.82%           2.92%
United Bank & Trust                        2.56%          1.40%           1.04%
Midwest Financial CU                       2.24%          2.10%           2.04%

Republic                                   2.03%          2.27%           2.22%
Automotive FCU                             1.31%          1.33%           1.38%
Bank of Washtenaw                          1.05%          0.64%           0.28%
University Bank                            0.89%          0.91%           0.89%
Charter One                                0.71%          0.67%           0.69%
5 Credit Unions                            0.75%          0.74%           0.72%
Total Deposits (in billions)              $4.53           $4.34           $4.00

        Total deposits in the county increased 4.4% to $4.53 billion from June 2001 to June 2002. Total deposits in the county increased 8.5% to $4.34 billion from June 2000 to June 2001. In attracting deposits, the Bank's primary competitors for deposits are mutual funds, other commercial banks, credit unions, savings and loans and insurance companies.

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

         Banks owned by out-of-state holding companies dominate the Ann Arbor banking market. In the city of Ann Arbor, the University of Michigan Credit Union is the largest locally-owned financial institution. The only locally-owned community financial institutions, excluding University Bank, are University of Michigan Credit Union, Bank of Ann Arbor, Huron River Area Credit Union, Midwest Financial Credit Union, Automotive Federal Credit Union and several smaller credit unions.

Mortgage Banking

         The Bank and Midwest's retail mortgage origination operations encounter competition for the origination of residential real estate loans primarily from savings institutions, commercial banks, insurance companies and other mortgage banking firms. Many of these firms have a well-established customer and/or borrower client base. Some competitors, primarily savings institutions, insurance companies and commercial banks, have the ability to create unique loan products from time to time because they are able to hold the loans in their own portfolio rather than sell into the secondary market. The Bank's ability to hold mortgage loans in our portfolio helps us to compete more effectively. Most loans sold into the secondary market, however, go to the same sources, those being FHLMC, FNMA, and GNMA. Most lenders have access to these secondary market sources; therefore, competition often becomes more a matter of service and pricing than that of product. As a mortgage loan originator and a purchaser of mortgage loans through correspondents, we must be able to compete with respect to the types of loan products offered by competitors to borrowers and correspondents, including the price of the loan in terms of origination fees or fee premium or discount, loan processing costs, interest rates, and the service provided by our staff. An important element to competing is master purchase agreements negotiated periodically with FNMA and FHLMC with low and competitive loan guarantee fees, a wide variety of mortgage programs, and a variety of flexible underwriting criteria. Our ability to secure these master purchase agreements is dependent upon the performance from a quality perspective of loans previously sold to the agencies.

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

         In the subservicing business, Midwest Loan Services competes primarily with about 30 firms nationwide, including specialized subservicing units of mortgage banking companies, and specialized firms owned by banks and savings and loans. Most of these companies have substantially larger financial resources than Midwest Loan Services, and some of them are also located in rural areas with low prevailing wages.

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

Regulation

      Primary Regulators of University Bancorp. The Company is a bank holding company registered under the Federal Bank Holding Company Act of 1956. The Federal Reserve Bank of Chicago is the Company's primary regulator and the Company is subject to regulation, supervision and examination by the Federal Reserve. The Company is required to file semi-annual reports with the Federal Reserve and other information as required under the rules of the Board of Governors of the Federal Reserve System. Additionally, the Federal Reserve Board possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to bar the payment of dividends by banks and bank holding companies.

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

     Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums, based upon their respective levels of capital and results of supervisory evaluation. Banks classified as well-capitalized, as defined by the FDIC, and considered healthy pay the lowest premium while institutions that are less than adequately capitalized, as defined by the FDIC, and considered to be of substantial supervisory concern pay the highest premium. A risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

     The Federal Deposit Insurance Act (FDIA) requires the FDIC to establish assessment rates at levels that will maintain the Deposit Insurance Fund at a mandated reserve ratio of not less than 1.25% of estimated insured deposits.

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

     FICO Assessments. Pursuant to federal legislation enacted in 1996, University Bank, as a member of the BIF, is subject to assessments to cover the payments on outstanding obligations of the Financing Corporation (FICO). FICO was created in 1987 to finance the re-capitalization of the Federal Savings and Loan Insurance Corporation, the predecessor to the FDIC's Savings Association Insurance Fund (SAIF), which insures the deposits of thrift institutions. Between January 1, 2000 and the maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a pro rata basis. It is estimated that FICO assessments during this period will be less than 0.025% of deposits.

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

         Dividends. Under Michigan law, the Bank is restricted as to the maximum amount of dividends it may pay on its common stock. The Bank may not pay dividends except out of net profits after deducting its losses and bad debts. The Bank may not declare or pay a dividend unless the Bank will have a surplus amounting to at least 20% of its capital after the payment of the dividend. If the Bank has a surplus less than the amount of its capital, it may not declare or pay any dividend until an amount equal to at least 10% of net profits for the preceding one-half year (in the case of quarterly or semi-annual dividends) or full-year (in the case of annual dividends) has been transferred to surplus. The Bank may not declare or pay any dividend until the cumulative dividends on any issued preferred stock have been paid in full.

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

o consolidation of one or more Michigan-chartered banks and FDIC-insured banks, savings banks or savings and loan associations located in other states having laws permitting this consolidation, with the resulting organization chartered by Michigan;
o establishment by a foreign bank, which has not previously designated any other state as its home state under the International Banking Act of 1978, of branches located in Michigan
o establishment or acquisition of branches in Michigan by FDIC-insured banks located in other states, the District of Columbia or U.S. territories or protectorates having laws permitting Michigan-chartered banks to establish branches in these jurisdictions.

Further, the Michigan Banking Code permits the following, upon written notice to the Commissioner:

o acquisition by a Michigan-chartered bank of one or more branches, not comprising all or substantially all of the assets, of an FDIC-insured bank, savings bank or savings and loan association located in another state, the District of Columbia, or a U.S. territory or protectorate;
o establishment by Michigan-chartered banks of branches located in other states, the District of Columbia, or U.S.territories or protectorates; and
o consolidation of one or more Michigan-chartered banks and FDIC-insured banks, savings banks or savings and loan associations located in other states, with the resulting organization chartered by one of the other states.

         Primary Regulators for Michigan BIDCO. BIDCO is regulated and supervised by the Michigan Department of Commerce, Office of Financial and Insurance Services, Bank & Trust Division. BIDCO is examined annually by the Bank & Trust Division, and is required to make annual filings of financial statements, to maintain a license from the Bureau and to operate under strict rules on transactions with affiliates. Licensing under the terms of the Michigan BIDCO Act conveys certain exemptions upon BIDCO under Michigan law that are beneficial to the operations and investment flexibility of the BIDCO. Most importantly, BIDCO is partially exempt from the state's usury law. As a result, BIDCO can lend money and take equity participation in the firm it lends to, with the result that BIDCO's overall combined yield on the investment and loan can exceed the state's usury limit. The amount of BIDCO's return from the equity participation or contingent payments is excluded from the calculation to determine compliance with the state's usury limits.

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

PART II.

Item 5. - Market for Registrant's Common Equity and Related Stockholder Matters

Common Stock and Dividend Information

     Our common stock trades on the NASDAQ Small-Cap Market under the symbol UNIB. The high and low sales prices of our common stock as quoted by NASDAQ, for each quarter since January 1, 2001 are listed below:

                                        High                Low
2001
First Quarter                           $2.50              $0.50
Second Quarter                           2.13               1.50
Third Quarter                            2.95               1.70
Fourth Quarter                           2.50               0.83

2002
First Quarter                           $1.40              $0.55
Second Quarter                           1.10               0.66
Third Quarter                            1.08               0.71
Fourth Quarter                           1.15               0.56

2003
First Quarter (to date)                 $1.49              $0.62

     These quotations represent inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions. As of the March 28, 2003 we had approximately 360 stockholders including approximately 200 beneficial owners of shares held by brokerage firms or other institutions.

     Our shareholders authorized a 1 for 2 reverse stock split in November 2002, however, management has not yet opted to implement the reverse stock split. No cash dividends have been paid on our common stock. We do not currently anticipate declaring or paying dividends in the first three quarters of 2003. We plan to reevaluate our dividend policy prior to year-end 2003.

Certain Sales of Equity Securities

         Not applicable.

Item 6. - Selected Financial Data

                            University Bancorp, Inc.
                 Selected Consolidated Financial and Other Data
                  (Dollars in Thousands Except Per Share Data)

                                                          2002           2001            2000            1999            1998
                                                          ----           ----            ----            ----            ----
Summary of operations (1)
Interest income                                         $3,194         $3,543          $3,315          $3,195          $3,544
Interest expense                                         1,039          1,805           2,074           1,967           2,359
Net interest income                                      2,155          1,738           1,241           1,228           1,185
Provision for loan losses                                  100             40             111              93             110
Net interest income after
  provision for loan losses                              2,055          1,698           1,130           1,135           1,075
Net gain (loss) on securities                               70             13              18            (15)              98
Profit(loss)from investment in  Michigan BIDCO
                                                            -            (115)            235             917             128
Other non-interest income                                4,441          4,057           2,397           1,387           1,903
Non-interest expense                                     6,291          5,960           4,695           4,116           4,204
Income (loss) before tax                                   206          (307)           (915)           (692)         (1,000)
Income tax expense (benefit)                                 -              -               -              32           (199)
Net income (loss) from
  continuing operations                                    206          (307)           (915)           (724)           (801)
Net income (loss)                                          206          (307)           (915)           (915)           (198)

Selected Year End Balances
Total assets                                            46,249         45,623          47,671          40,823          54,536
Loans, net                                              32,784         34,447          35,644          30,580          23,193
Loans, held for sale                                     1,551          2,138             268             305          11,863
Cash, cash equivalents and
  investment securities                                  6,521          3,946           5,340           5,919          13,040
Deposits                                                41,920         40,198          38,179          32,051          43,220
Short-term borrowings                                        -             92           4,094           3,114             277
Long-term borrowings                                       298          1,658             926           2,627           1,196
Minority interest                                          360            305             283             506             205
Stockholders' equity                                     3,156          2,737           2,042           1,950           3,083

Per Share Data
Common shares, year-end                                  3,900          3,753           2,028           2,013           1,989
Weighted avg shares, year-end                            3,859          2,278           2,027           1,994           1,991
Cash dividends                                               -              -               -               -               -
                        Net income (loss) from
                         continuing operations           $0.05        ($0.13)         ($0.45)         ($0.36)         ($0.40)
Net income (loss)                                        $0.05        ($0.13)         ($0.45)         ($0.46)         ($0.10)
Book value of common shares                              $0.81          $0.73           $0.65           $0.97           $1.55

Selected Ratios
Net yield on earning assets                              5.30%          4.37%           3.33%           3.14%           2.86%
Return on average assets                                 0.47%        (0.67%)         (2.06%)         (1.92%)         (0.35%)
Return on average equity                                 7.43%       (12.49%)        (53.56%)        (36.38%)         (6.22%)
Average equity to avg. assets                            6.26%          5.38%           3.84%           5.28%           5.79%

     (1) Excludes results from discontinued operations.

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

If We Are Delisted From The NASDAQ Small-Cap Market the Marketability of Our Shares Could Decrease

         NASDAQ has informed management that the Company's common stock would be de-listed from the NASDAQ Small Cap Market if the bid price of the Company's common stock does not trade for at least $1.00 per share for ten consecutive trading days prior to September 2, 2003. If the Company's common stock is de-listed from NASDAQ, the shares will be less marketable in the future and there will be a smaller potential pool of investors for the stock. This would significantly limit the ability of shareholders deciding to sell their shares to do so. If the Company is de-listed, the management of University Bancorp could opt to list its common stock on the NASDAQ Bulletin Board.

You May Not Be Able To Sell Your Shares Upon Demand

     Although the Company's common stock is currently listed for trading on the NASDAQ Small-Cap Market, the trading market for University Bancorp historically has been less active than the average trading market for companies listed on the exchange. In addition, the share price of University Bancorp has been volatile and has ranged from $0.56 to $1.49 in the past 12 months. Factors such as the limited number of shares outstanding held by the public, a limited history of earnings and the absence of dividends in the near future mean that there might not be an active and liquid market for the Company's common stock. Even if an active market develops, there can be no assurance that a market will continue. Purchasers of the Company's common stock should carefully consider the potentially illiquid and long-term nature of their investment in the shares.

The Company's Stock Is Controlled By Insiders Of The Company, Which May Not Provide You With The Best Possible Return On Your Investment

         Insiders hold a majority of the shares outstanding of the Company. The Ranzini Group (Mr. Stephen Lange Ranzini, Dr. Joseph Lange Ranzini, Mr. Paul Lange Ranzini, Orpheus Capital, L.P. and the Ranzini Family Trust dated 12/20/89) beneficially owns 2,842,250, or 72.89% of the issued and outstanding shares at March 31, 2003. These individuals are able to exert a significant measure of control over University Bancorp's affairs and policies. This control could be used, for example, to help prevent an acquisition of University Bancorp, precluding shareholders from possibly realizing any possible premium that may be offered for the common stock by a potential acquirer.

Your Ownership Of The Company May Be Further Diluted If The Bank Requires Additional Capital

     There can be no assurance that the Bank will not need additional capital in the future to support the Bank's growth or to counter operating losses. Funds necessary to meet the Bank's working capital needs and to finance its expansion might not be available. If additional equity securities are needed to finance future expansion, such sale could result in significant dilution to the existing shareholders.

University Bank Has Incurred Significant Start-up Losses And May Never Achieve Sustained Profitability

     University Bank's operations were relocated to Ann Arbor in 1996. University Bank has a history of losses and prior to 2002 incurred substantial operating losses. Shareholders are subject to the risks inherent in starting a new business. The Bank's future profitability is not assured. Management of the Bank believes that as the size of loan portfolio and retail deposits increase that the Bank should become more profitable, but there is no assurance that expenses will not rise at a faster rate than expected as the Bank grows. There is no assurance that University Bank will grow to a size that will enable it to sustain profitability. University Bancorp had an accumulated deficit of $1,999,846 at December 31, 2002.

The Small Size Of University Bank Limits Its Ability To Compete With Larger Financial Institutions

     University Bank faces strong competition for deposits, loans and other financial services from numerous Michigan and out-of-state banks, thrifts, credit unions and other financial institutions. Some of the financial institutions with which University Bank competes with are not subject to the same degree of regulation as University Bank is. Many of these financial institutions aggressively compete for business in the Ann Arbor area. Most of the Bank's competitors have been in business for many years, have established customer bases, have numerous branches, have substantially higher lending limits, and offer certain services that we do not provide. The dominant competitors in the Ann Arbor area are TCF National Bank, National City Bank, Comerica Bank, Bank One and Key Bank. There can be no assurance that University Bank will be able to compete effectively with these competitors unless it can continue to grow its operations.

The Year Ended December 31, 2002 Compared to the Years Ended December 31, 2001 and 2000
Summary of Results of Operations
         The Company's net income from operations was $205,598 versus a net loss of $306,573 in 2001 and $914,647 in 2000. Earnings (loss) per share from continuing operations for 2002, 2001 and 2000 were $0.05, $(0.13) and $(0.45), respectively.
      The Operations of the Company again showed significant progress in 2002 as compared to 2001. Net income increased 167.06% over the 2001 results. Fourth quarter 2002 net income established a new record of $308,130 or $0.08 per share compared to a loss of ($183,906) or ($0.06) per share for the comparable quarter in 2001. Return on average shareholders' equity was 7.43% for the year ended December 31, 2002 compared to a negative 12.49% for the year ended December 31, 2001. Return on average assets for the same comparable years were 0.47% and (0.67%), respectively. The following table summarizes the pre-tax income (loss) of each profit center of the Company for the years ended December 31, 2002 and 2001 (in thousands):

Twelve months ended December 31, 2002 and 2001 Pre-tax Income (Loss) Summary
                                                 2002        2001
                                                 ----        ----
         Community Banking                       $ 20       $(414)
         Midwest Loan Services                    281         237
         Merchant Banking (Michigan BIDCO)          0        (115)
         Corporate Office                         (95)        (15)
                                                 -----       -----
         Total                                  $ 206       $(307)
                                                 =====       =====

         Company operating results were also greatly improved in 2001 from 2000. The net loss was reduced by $608,074 to $306,573 in 2001 from $914,647 in 2000.
The Company benefited from the declining interest rates in 2001 and increased its net interest margin by $497,242 over the previous year. Other income rose by $1,305,081. The operations of Midwest Loan Services contributed significantly to this category as their loan servicing and mortgage origination activity exceeded the prior year. The increase in income was offset partially by an increase in the Company's non-interest expenses. Non-interest expenses increased by $1,265,249 from 2000. Increased salary and benefits at Midwest accounted of the majority of the rise in other expense. Midwest hired additional personnel in 2001 to manage the higher levels of loan servicing and origination.

Twelve months ended December 31, 2001 and 2000 Pre-tax Income (Loss) Summary:
                                                 2001        2000
                                                 ----        ----
         Community Banking                      $(414)    $(1,314)
         Midwest Loan Services                    237         436
         Merchant Banking (Michigan BIDCO)       (115)        235
         Corporate Office                         (15)       (272)
                                                ------       -----
         Total                                  $(307)      $(915)
                                                ======       ======

      Barring four sizeable non-recurring items, both University Bancorp and the Bank would have made a profit for the entire 2001 year. Those non-recurring items were:

         Midwest Servicing Rights Valuation      $224,175 (Bank)
         Foreclosed Real Estate Valuation        $ 66,829 (Bank)
         Non-cash Stock Compensation             $ 31,200 (Bank)
         BIDCO Loss                              $114,551 (Bancorp)

The following non-recurring items negatively impacted the Bank's result:

      1) Midwest Servicing Rights Valuation. The Bank's Midwest Loan Services subsidiary took a writedown on its servicing rights of $224,175 because long term rates temporarily dipped to 40-year lows immediately following the terrorist attacks in September (once written down the servicing rights cannot be written up under Generally Accepted Accounting Principles even though long term rates did subsequently rise). The write-down reduced Midwest's basis in servicing rights to $489,770 from $713,935. The risk in the remaining rights is effectively offset by a principal-only mortgage-backed security investment that increased income during 2001 by $120,385;
      2) Foreclosed Real Estate Valuation. In early 2001, management engaged an experienced real estate company to develop an other real estate owned site carried on the Bank's books. During 2001, the Bank wrote-down its investment in this property to $200,000, incurring a $66,829 loss. Substantially all approvals for the proposed development have been received and the Bank anticipates closing on the sale of the property at the contracted price of $300,015.
      3) Stock Compensation Expense. The Bank expensed $31,200 in non-cash compensation expense related to an incentive we provided as a hiring bonus to a new executive officer in 2001.
         The total of these non-recurring items is $322,194. Without these items, the Bank's income would have been $136,876 in 2001.
      4) BIDCO Loss. In addition, the bank holding company took a write-down on its investment in Michigan BIDCO of $114,551 to $29,152 as a result of several factors including the writedown of one investment, and research and development expense related to two e-payment patents that were applied for during the year. The Bank's investment in the BIDCO is now $600,000 in 7.5% cumulative preferred stock. A capital restructuring of the BIDCO reduced the Bank's investment in the BIDCO during 2001 by $600,227.


         Net Interest Income

         Net interest income improved 23.99% year-over-year, rising to $2.2 million for the year ended December 31, 2002 compared to $1.7 million the prior year. For the fourth quarters ended December 31, 2002 and 2001, net interest income was $474,007 and $424,324, respectively, an improvement of 11.71%. While Community Banking experienced a decline in interest on loans during the record low interest rate environment of the past year, it enjoyed a 38.18% increase in interest on securities and a 42.42% savings in interest expense. Expanding the base of core deposits also allowed us to realize a 76.95% reduction in interest expense on other borrowings. The average yield on interest rate liabilities declined 41% to 2.66% in 2002 from 4.54% in 2001. The average yield on interest bearing assets decreased to 7.85% from 8.91% in 2001. The spread between the average yield on rate sensitive assets and liabilities rose from 4.37% in 2001 to 5.19% in 2002. Additionally, the net interest income was positively affected in 2002 by higher volume of earning assets. Total interest bearing assets increased by $0.91 million to $40.67 million in 2002 from $39.76 million in 2001. For the year ended December 31, 2002, the Bank's net interest margin expanded to 5.30% compared to 4.37% for the previous year.

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


         The following tables present for the average balances, the interest earned or paid, and the weighted average yield for the period indicated:



NET INTEREST INCOME

                                                              At         ---------------------------------------------------
                                                           31-Dec-02                          2002
                                                        ------------------------------------------------------------------
                                                            Average         Average           Interest         Average
                                                             Yield          Balance           Inc(Exp)          Yield
                                                        ------------------------------------------------------------------
                                                        ------------------------------------------------------------------
Interest Earning Assets:
          Commercial Loans                                   6.98%            18,047,370         1,459,892          8.09%
          Real Estate Loans (1)                              6.84%            14,104,750         1,049,280          7.44%
          Installment Loans                                  8.24%             3,237,782           296,532          9.16%
                                                        ------------------------------------------------------------------
                                                        ------------------------------------------------------------------
              Total Loans                                    7.06%            35,389,902         2,805,704          7.93%
                                                        ------------------------------------------------------------------
                                                        ------------------------------------------------------------------

     Investment Securities                                   4.90%             3,809,545           366,793          9.63%
     Federal Funds & Bank Deposits                           0.79%             1,470,693            21,955          1.49%
                                                        ------------------------------------------------------------------
                                                        ------------------------------------------------------------------

          Total Interest Bearing
             Assets                                          6.60%            40,670,140         3,194,452          7.85%
                                                        ------------------------------------------------------------------
                                                        ------------------------------------------------------------------

Interest Bearing Liabilities:
     Deposit Accounts:
         Demand                                              1.38%             5,287,117            58,291          1.10%
         Savings                                             1.16%               423,482             4,825          1.14%
         Time                                                3.21%            20,029,396           671,929          3.35%
         Money Market Accts                                  2.33%            12,282,311           271,887          2.21%
         Short-term Borrowings                               2.95%               472,079            11,556          2.45%
         Long-term Borrowings                                5.25%               572,547            20,675          3.61%
                                                        ------------------------------------------------------------------
                                                        ------------------------------------------------------------------

         Total Interest Bearing
            Liabilities                                      2.59%            39,066,932         1,039,163          2.66%
                                                        ------------------------------------------------------------------
                                                        ------------------------------------------------------------------

Net earning assets, net interest
   income, and interest rate spread                          4.01%             1,603,208         2,155,289          5.19%
                                                        ==================================================================
                                                        ==================================================================

Net yield on interest-earning assets                         4.05%                                                  5.30%
                                                        ================                                    ==============
1. Actual yields; not adjusted to take into account tax-equivalent yields.


NET INTEREST INCOME

                                                                       ---------------------------------------------------
                                                                                              2001
                                                                       ---------------------------------------------------
                                                                            Average           Interest         Average
                                                                            Balance           Inc(Exp)          Yield
                                                                       ---------------------------------------------------
                                                                       ---------------------------------------------------
Interest Earning Assets:
          Commercial Loans                                                    16,111,575         1,495,597          9.28%
          Real Estate Loans (1)                                               15,545,774         1,289,550          8.30%
          Installment Loans                                                    4,635,651           468,940         10.12%
                                                                       ---------------------------------------------------
                                                                       ---------------------------------------------------
              Total Loans                                                     36,293,000         3,254,087          8.97%
                                                                       ---------------------------------------------------
                                                                       ---------------------------------------------------

     Investment Securities                                                     2,929,515           265,437          9.06%
     Federal Funds & Bank Deposits                                               538,676            23,573          4.38%
                                                                       ---------------------------------------------------
                                                                       ---------------------------------------------------

          Total Interest Bearing
             Assets                                                           39,761,191         3,543,097          8.91%
                                                                       ---------------------------------------------------
                                                                       ---------------------------------------------------

Interest Bearing Liabilities:
     Deposit Accounts:
         Demand                                                                3,346,502            70,293          2.10%
         Savings                                                                 349,364             6,034          1.73%
         Time                                                                 23,172,173         1,257,631          5.43%
         Money Market Accts                                                   10,273,959           331,092          3.22%
         Short-term Borrowings                                                 1,931,660            87,304          4.52%
         Long-term Borrowings                                                    699,398            52,503          7.51%
                                                                       ---------------------------------------------------
                                                                       ---------------------------------------------------

         Total Interest Bearing
            Liabilities                                                       39,773,056         1,804,857          4.54%
                                                                       ---------------------------------------------------
                                                                       ---------------------------------------------------

Net earning assets, net interest
   income, and interest rate spread                                             (11,865)         1,738,240          4.37%
                                                                       ===================================================
                                                                       ===================================================

Net yield on interest-earning assets                                                                                4.37%
                                                                                                            ==============
2. Actual yields; not adjusted to take into account tax-equivalent yields.




NET INTEREST INCOME

                                                                       ---------------------------------------------------
                                                                                              2000
                                                                       ---------------------------------------------------
                                                                            Average           Interest         Average
                                                                            Balance           Inc(Exp)          Yield
                                                                       ---------------------------------------------------
                                                                       ---------------------------------------------------
Interest Earning Assets:
          Commercial Loans                                                    13,524,876         1,339,022          9.90%
          Real Estate Loans (1)                                               14,769,498         1,288,810          8.73%
          Installment Loans                                                    4,726,444           481,837         10.19%
                                                                       ---------------------------------------------------
                                                                       ---------------------------------------------------
              Total Loans                                                     33,020,818         3,109,669          9.42%
                                                                       ---------------------------------------------------
                                                                       ---------------------------------------------------

     Investment Securities (2)                                                 4,172,915           203,862          4.89%
     Federal Funds & Bank Deposits                                                59,305             1,914          3.23%
                                                                       ---------------------------------------------------
                                                                       ---------------------------------------------------

          Total Interest Bearing
              Assets                                                          37,253,038         3,315,445          8.90%
                                                                       ---------------------------------------------------
                                                                       ---------------------------------------------------

Interest Bearing Liabilities:
     Deposit Accounts:
         Demand                                                                2,838,835            80,160          2.82%
         Savings                                                                 325,536             6,542          2.01%
         Time                                                                 16,940,251         1,082,828          6.39%
         Money Market Accts                                                   12,210,290           535,561          4.39%
         Short-term Borrowings                                                 3,589,958           241,782          6.73%
         Long-term Borrowings                                                  1,457,221           127,574          8.75%
                                                                       ---------------------------------------------------
                                                                       ---------------------------------------------------

         Total Interest Bearing
             Liabilities                                                      37,362,091         2,074,447          5.55%
                                                                       ---------------------------------------------------
                                                                       ---------------------------------------------------

Net earning assets, net interest
   income, and interest rate spread                                            (109,053)         1,240,998          3.35%
                                                                       ===================================================
                                                                       ===================================================

Net yield on interest-earning
      assets                                                                                                        3.33%
                                                                                                            ==============

(1)    Actual yields; not adjusted to take into account tax-equivalent yields.
(2) The convertible bonds at Michigan BIDCO were converted on May 31,2000, resulting in the deconsolidation of BIDCO related interest earning assets and interest bearing liabilities.

         The table above does not specify the average level of non-interest bearing demand deposits, which were $2,432,737, $2,643,856, and $2,827,298 for the years ended December 31, 2002, 2001 and 2000, respectively.

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

RATE VOLUME TABLE
                                                --------------------------------------------------------------------
                                                                                 2002 - 2001
                                                --------------------------------------------------------------------
                                                             Change                  Change
                                                             Due To                  Due To               Total
                                                             Volume                   Rate                Change
Interest Income:
   Commercial Loans                                            $168,534            $(204,239)            $ (35,705)
   Real Estate Mortgage Loans                                 (113,699)             (126,571)             (240,270)
   Installment/Consumer Loans                                 (131,221)              (41,187)             (172,408)
   Investment Securities                                         83,870                17,486               101,356
   Federal Funds & Bank Deposits                                 21,324              (22,942)               (1,618)
                                                  ------------------------------------------------------------------
      Total Interest Income                                      28,808             (377,453)             (348,645)
                                                  ------------------------------------------------------------------
                                                  ------------------------------------------------------------------

Interest Bearing Liabilities:
   Demand Deposits                                               30,117              (42,119)              (12,002)
   Savings Deposits                                               1,113               (2,322)               (1,209)
   Time Deposits                                              (153,498)             (432,204)             (585,702)
   Money Market Accounts                                         56,933             (116,138)              (59,205)
   Short-term Borrowings                                       (47,147)              (28,601)              (75,748)
   Long-term Borrowings                                         (8,243)              (23,585)              (31,828)
                                                  ------------------------------------------------------------------
      Total Interest Expense                                  (120,725)             (644,969)             (765,694)
                                                  ------------------------------------------------------------------
           Net Interest Income                                 $149,533              $267,516             $ 417,049
                                                ====================================================================



RATE VOLUME TABLE
                                                --------------------------------------------------------------------
                                                                                2001 - 2000
                                                --------------------------------------------------------------------
                                                             Change                  Change
                                                             Due To                  Due To               Total
                                                             Volume                   Rate                Change
Interest Income:
   Commercial Loans                                           $ 244,047            $ (87,471)             $ 156,576
   Real Estate Mortgage Loans                                    66,014              (65,274)                   740
   Installment/Consumer Loans                                   (9,205)               (3,692)              (12,897)
   Investment Securities                                       (74,166)               135,741                61,575
   Federal Funds & Bank Deposits                                 20,745                   913                21,658
                                                  ------------------------------------------------------------------
      Total Interest Income                                     247,345              (19,783)               227,652
                                                  ------------------------------------------------------------------
                                                  ------------------------------------------------------------------

Interest Bearing Liabilities:
   Demand Deposits                                               12,825              (22,692)               (9,867)
   Savings Deposits                                                 456                 (964)                 (508)
   Time Deposits                                                355,717             (180,914)               174,803
   Money Market Accounts                                       (76,501)             (127,968)             (204,469)
   Short-term Borrowings                                       (90,228)              (64,250)             (154,478)
   Long-term Borrowings                                        (58,923)              (16,148)              (75,071)
                                                  ------------------------------------------------------------------
      Total Interest Expense                                    143,346             (412,936)             (269,590)
                                                  ------------------------------------------------------------------
       Net Interest Income                                    $ 104,089             $ 393,153             $ 497,242

                                                ====================================================================

         Information regarding the Bank's loan portfolio as of December 31, 2002 and 2001 is set forth under Note 5 to University Bancorp's consolidated financial statements included with this report.

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

         Non-performing loans are defined as loans which have been placed on non-accrual status and loans over 90 days past due as to principal or interest and still in an accrual status. Where serious doubt exists as to the collectibility of a loan, the accrual of interest is discontinued. See Note 5 of the Consolidated Financial Statements for additional information regarding impaired and past due loans. Non-performing loans amounted to $679,560 and $1,265,276 at December 31, 2002 and 2001, respectively.

During 2002, management noted a decrease in delinquencies primarily due to a more aggressive collection effort.
         The provision for loan losses in 2002 was $100,000, an increase of $60,000 from the 2001 level, which in turn was in down from the 2000 level of $111,000. Loans charged off, net of recoveries, were $270,894, $23,884 and $80,588 in 2002, 2001 and 2000, respectively. The increase in net loans charged off from 2001 to 2002 resulted primarily to 2 loans charged off in late 2002 that relate to long standing problem loan relationships that were specifically reserved, but not charged off, in prior year periods. The allowance for possible loan losses totaled $408,219, $579,113 and $562,997 at the end of 2002, 2001 and
2000, respectively. The following table summarizes the loan loss expense for the Bank for the years ended December 31, 2002, 2001 and 2000.

Analysis of the Allowance for Loan Losses ($ amounts in thousands)

                                           2002           2001            2000
                                           ----           ----            ----
Balance at beginning of the period        $ 579          $ 563           $ 533
Chargeoffs - Domestic:
  Commercial loans                          270             20             135
  Real estate mortgage                        -              7               9
  Installment loans                          17             17               1
                                    ------------- -------------- ---------------
    Subtotal                                287             44             145
                                    ------------- -------------- ---------------
Recoveries - Domestic:
  Commercial loans                           13             12              27
  Real estate mortgage                        -              2              21
  Installment loans                           3              6              16
                                    ------------- -------------- ---------------
    Subtotal                                 16             20              64
                                    ------------- -------------- ---------------
Net chargeoffs                              271             24              81
                                    ------------- -------------- ---------------
Provision for loan losses                   100             40             111
                                    ------------- -------------- ---------------
Balance at end of period                  $ 408          $ 579           $ 563
                                    ============= ============== ===============


Ratio of net chargeoffs during
  period to average loans
  outstanding during period               0.79%          0.07%           0.24%
                                   ============= ============== ===============

Analysis of the Allowance for Loan Losses ($ amounts in thousands)

                        Allocated portion of
                            allowance           Percentage of loans in each
                          at December 31         category to total loans
                         --------------             -----------

                           2002        2001         2002       2001
                           ----        ----         ----       ----
Loan category:
Domestic:
  Commercial loans       $ 341        $ 337        56.26%       50.9%
  Real estate mortgages     42           78        35.05%       38.2%
  Installment loans         19          135         8.69%       10.9%
Unallocated                  6           29          N/A          N/A
                       --------      -------      -------      -------
                         $ 408        $ 579        100.0%      100.0%
                       =========     =======      =======      ========

                                  At                          At
                            December 31, 2002          December 31, 2001
                         ----------------------     -----------------------
Total loans (1)               $33,192,034                  $35,026,024
Reserve for loan losses       $   408,219                  $   579,113
Reserve/Loans %                     1.23%                        1.65%
(1) Excludes loans held for sale.

         The Bank's overall loan portfolio is geographically concentrated in Ann Arbor and the future performance of these loans is dependent upon the performance of relatively limited geographical areas. As a result of the ongoing business depression, the Bank's future loss ratios may exceed historical loss ratios.

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


Non-Interest Income and Non-Interest Expense

         Non-interest income. Non-interest income was $4.4 million in 2002 compared to $4.0 million in 2001. Activity throughout the year was brisk at Midwest Loan Services. The Bank's wholly owned insurance and investment subsidiary, University Insurance & Investment Services, also enjoyed a record year, producing $113,870 in fee income compared to $97,489 for the year ended December 31, 2001, a 16.8% increase. Money under fee management in the brokerage side of the agency increased to over $5 million during the year.
      Non-interest income increased to $3.96 in 2001 from $2.65 in 2000, an increase of 49.2%. The increase in 2001 was mainly the result of increased revenues from Midwest Loan Services' loan subservicing and set-up fees, which more than offset a decline in income from merchant banking (BIDCO) income, because the BIDCO's results were deconsolidated after May 1, 2000.

      Mortgage banking. Mortgage banking, servicing and origination fees increased to $4,040,363 in 2002 from $3,783,721 in 2001. Midwest had a highly successful year attracting some of the nation's premier credit unions to its "Members for Life" program. During the year, Midwest grew its mortgages subserviced by 66% from 5,057 to 8,372 and to over $1 billion of mortgages subserviced. During the year, Midwest increased its credit union partners so that at year-end 2002 it had credit union partners with a total of 1,421,380 active members, 8,574,813 potential members and aggregate assets of $9.61 billion. In 2002, Midwest originated 1,769 mortgage loans, an increase of 88%. Growth was consistent in each month throughout the year. In the fourth quarter of 2002, a new record of 664 mortgages were originated by Midwest.

      Mortgage banking, servicing and origination fees increased from $2,183,209 in 2000 to $3,783,721 in 2001. The increase in mortgage banking fee income was the result of an increase in the number of loans subserviced at Midwest Loan Services. The increases in mortgage banking fee income for 2001 was the result of an increase in the number of loans subserviced at Midwest Loan Services. During 2000, Midwest Loan Services increased its mortgage subservicing contracts by 280% (from $0.5 billion to $1.9 billion) as a result of a new business relationship with one of the top five mortgage banking firms on Wall Street. During the first half of 2001, Midwest reached a peak of $2.7 billion in 1-4 family residential loan servicing. In the third quarter of the year, the loan servicing volume was significantly cut back as Midwest's largest customer decided to significantly scale back the amount of business it was providing to Midwest. As of July 1, 2001, 18,500 loans or

95% of the mortgages sub-serviced by Midwest for this customer had been transferred to other sub-servicers including a subsidiary of this firm with the rest transferred the following month. During 2001 Midwest increased its emphasis on mortgage loan originations through its credit union customers. Much of the increase in loan set up and other fees resulted from fee income from mortgage originations generated from member of credit unions. In 2001, Midwest originated 939 mortgage loans. Growth was consistent in each month throughout the year. In January 2001 12 mortgage loans were originated and 135 were originated in December 2001, an 1,125% increase.

       Merchant banking. Michigan BIDCO invests in businesses in Michigan with the objective of capital gains while fostering job growth and economic development. As of December 31, 2002, the BIDCO had made thirty investments since its inception in 1993, amounting to a total of $17,108,680 at original cost, before repayments or participations sold. At December 31, 2002, Michigan BIDCO had total assets of $1,464,091 versus $1,125,561 at December 31, 2001 and $3,429,226 at December 31, 2000.

       Michigan BIDCO's financial results were consolidated into the results of University Bancorp until May 31, 2000. At that date the outstanding Michigan BIDCO bonds were converted into common stock and thus diluted University Bancorp's equity ownership down to 28.8% from 80.1%. As a result, the BIDCO is no longer consolidated in the financial statements of University Bancorp and the investment is now accounted for under the equity method of accounting. As a result of the repurchase of the BIDCO's shares held by University Bank in 2001, the Company's equity share of BIDCO at December 31, 2001 is 6.10%. Income (loss) realized from the investment in the BIDCO of was $0, $(114,551) and $234,740 in 2002, 2001 and 2000, respectively.

       Securities. Proceeds from sales of marketable equity securities included in proceeds from sales of investment securities was $98,625 for the year ended December 31, 2000. Gross gains of $20,625 was realized in this period.

       Proceeds from sales of available for sale debt securities were $1,034,160, $541,460 and $1,123,594 for the years ended December 31, 2002, 2001 and 2000, respectively, excluding sales associated with the Bank's mortgage banking operation. There were gross gains of $69,733, $12,639 and $625 on 2002, 2001 and 2000 sales, respectively and a gross loss of $2,839 on 2000 sales.

       At December 31, 2002 gross unrealized losses in our available-for-sale securities were $81,764 and gross unrealized gains were $0. At December 31, 2001 gross unrealized losses in our available-for-sale securities were $167,112 and gross unrealized gains were $0.

     Non-interest expense. Non-interest expenses increased 5.54% to $6.3 million in 2002 from $6.0 million in 2001. Non-interest expenses during the fourth quarter 2002 increased as Midwest's mortgage origination function expanded. During the 4th quarter Midwest reached a new level of 664 mortgages originated and succeeded in retaining over 80% of all refinanced mortgages in its servicing rights portfolio that paid-off. Non-interest expense for the quarter ended December 31, 2002 was $1.8 million compared to $1.3 million for the fourth quarter in the prior year. Year-end employee performance bonuses increased the fourth quarter 2002 non-operating expenses as well. The increase was primarily the result of increased operational expenses at

Midwest Loan Services, and an increase in state small business tax and the start-up of the Business Manager product at Community Banking, which more than offset cost control efforts in other areas at Community Banking. During the year Community Banking's non-interest expenses increased by $97,189 or 3.6% to $2,773,262 from $2,676,073, and all of the increase was caused by the two categories mentioned above. Midwest's operations were expanded in 2002 due to a substantial increase in mortgage sub-servicing and origination activity. As the volume expanded Midwest increased its workforce to perform the required tasks. Other servicing and sub-servicing related expenses, such as occupancy, supplies and postage increased also. Non-interest expense was also impacted by an increase in the amortization of the mortgage servicing rights due to the low interest rate environment after September 2001.

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

Liquidity and Capital Resources

         Our total assets at December 31, 2002 amounted to $46.25 million compared to $45.62 million at December 31, 2001. Loans receivable, net of reserves and including loans held for sale, decreased by $2.25 million to $34.33 million from $36.58 million. Cash and cash equivalents including Federal Funds sold on an overnight basis at the end of 2002 increased by $1.73 million from the prior year, while securities increased by $0.84 million. At year-end 2002, the Bank had an unused line of credit from the Federal Home Loan Bank of Indianapolis of $3.5 million, and an unused line of credit from the Federal Reserve Bank of Chicago of $4.9 million.
         University Bank, as an FDIC-insured bank, is subject to certain regulations that require the maintenance of minimum liquidity levels of cash and eligible investments. The Bank has historically exceeded this minimum as a result of its investments in federal funds sold, U.S. government and U.S. agency securities and cash. In addition, University Bancorp had $212,273 in cash and equity securities at the end of 2002 to meet cash needs, primarily operating expenses and interest and principal reductions on the University Bancorp's note payable. The balance of the loan was $298,000 and $430,000 at year-end 2002 and 2001. The note is a fully amortizing loan maturing in early 2005. Management intends that the cash and securities on hand and possible dividends from the Bank to the University Bancorp to be sufficient to cover the required principal reductions during 2003 on University Bancorp's loan.

         During 2001, University Bancorp raised working capital by issuing equity conversion notes, which bear interest at prime rate although all payment of interest is deferred until conversion into common stock or redemption. Notes are redeemable only through the proceeds of a future sale of common stock or preferred stock. The various equity conversion notes that were issued were converted into common stock in November 2001 as part of our rights offering of common stock, which raised $1,659,749 through the sale of 1,659,749 shares, less offering expenses. The equity conversion notes were sold to our President, former Chairman and members of their family.
         The Company's total stockholders' equity at December 31, 2002 was approximately $3.16 million (or 6.8% of total assets) compared to $2.74 million (or 6.0% of total assets) at December 31, 2001. The Bank's Tier 1 Capital at December 31, 2002 was $3.54 million or 7.9% of the Bank's total regulatory assets. The risk-adjusted capital ratio of 9.9% exceeded the minimum regulatory risk-based capital requirement of 8% of the risk-adjusted assets for the Bank. The following table provides detailed information about the Bank's risk-adjusted assets and actual capital percentages:





           TIER 1 CAPITAL                               2002             2001
Total Equity Capital                                 $3,310           $2,924
 Less: Unrealized losses on available-for-Sale
       Securities                                       (82)            (167)
Plus: Minority Interest                                 360              305
 Less: Other identifiable Intangible Assets              206             125
                                                     -------          ------
 Total Tier 1 Capital                                  3,546           3,271
           TIER 2 CAPITAL
 Allowance for loans & Lease losses                      408             579
 Less: Excess Allowance                                    -             130
 Total Tier 2 Capital                                    408             449
                                                      ------          ------
 Total Tier 1 & Tier 2 Capital                        $3,954          $3,720
                                                      ======          ======
            CAPITAL RATIOS
 Tier 1/Total Average Assets                           7.89%           7.13%
 Tier 1/Total Risk-Weighted Assets                     9.98%           9.14%
 Tier 1 & 2/Total Risk-Weighted Assets                11.13%          10.38%
    .

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

         Rising long term and short term interest rates tend to increase the value of Midwest Loan Services' investment in mortgage servicing rights and improve Midwest Loan Services' current return on these rights by lowering required amortization rates on the rights and decreasing the opportunity for customers to refinance those loans. Rising interest rates tend to decrease new mortgage origination activity, negatively impacting current income from the Bank's retail mortgage banking operations and Midwest's mortgage banking operations. Rising interest rates also slow Midwest Loan Services' rate of growth, but increases the duration of its existing mortgages being subserviced under contract.

     The Bank's securities portfolio is designed to offset a portion of the market value risk associated with the servicing rights. During period of declining interest rates, the estimated duration period for the Bank's FNMA CMO tends to shorten, thus accelerating the income from the accretion of the bond's discount. This income mitigates the rapid amortization of the servicing rights. In a rising rate environment, the accretion of income on the bond tends to lessen.

     The table on the following page details our interest sensitivity gap between interest-earning assets and interest bearing liabilities at December 31, 2002. Certain items in the table are based upon various assumptions that may not necessarily reflect future experience, and therefore, certain assets and liabilities may in fact mature or re-price differently from what is illustrated. The one-year static gap position at December 31, 2002 was estimated at ($14.9 million) or (32.17%):




                                      Asset/Liability Position Analysis as of December 31, 2002
                                                       (Dollar amounts in Thousands)
                                                          Maturing or Repricing in

                                         3 Mos      91 Days to        1 - 3        3 - 5      Over 5      ALL
ASSETS                                  Or Less       1 Year          Years        Years      Years      Other        Total
------                                  -------       ------          -----        -----      -----      -----        -----
    Loans - net                          8,268          3,237          3,666      14,634     4,258       (408)       33,655
    Non-accrual loans                       -              -              -           -         -         680           680
    Securities                             240            676            615          -      1,572         -          3,103
    Other assets                             -            600             -           -         -       5,642         6,242
    Cash and Due from
      banks                              1,312              -             -           -         -       1,257         2,569
                                      ------------------------------------------------------------------------------------------
      Total assets                       9,820          4,513          4,281      14,634     5,830      7,171        46,249
                                      ------------------------------------------------------------------------------------------

LIABILITIES
-----------
    Time deposits                        6,126          7,927          3,060         689       395         -         18,197
    Demand -interest
      bearing                            7,512          7,512          6,028          -         -          -         21,052
    Demand - non interest                   -              -             -            -         -       2,198         2,198
    Savings                                 -              -            474           -         -           -           474
    Long term borrowings                    33            99            166           -         -           -           298
    Other liabilities                       -                                         -         -         874           874
    Stockholders' equity                    -              -             -            -         -       3,156         3,156
                                      ------------------------------------------------------------------------------------------
      Total liabilities                 13,671         15,538          9,728         689       395      6,228        46,249
                                      ------------------------------------------------------------------------------------------

              Gap                       (3,851)       (11,025)        (5,447)     13,945     5,435        943            -
                                      ==========================================================================================

              Cumulative gap            (3,851)       (14,876)       (20,323)     (6,378)     (943)        -
                                      =============================================================================

              Gap percentage            -8.33%        -32.17%         -43.94%     -13.79%    -2.04%       0.00%
                                       ============================================================================


The following repricing information is provided for the Bank's investment portfolio, using book values, as of December 31, 2002:

Investment Portfolio Maturities ($ amounts in thousands) and Yield by Type:

                         Maturity or Repricing Interval:
                      Less Than     1 Year to    5 Years to     More Than
                       One Year      5 Years      10 Years      10 Years
                       --------      -------      --------      --------
Government Agencies:
  Amount                $54            $0            $0          $3,048
  Yield                  0%            0%             0%          4.83%

 Additional information regarding the Bank's investments is set forth under Note 4 to the consolidated financial statements.

       The following information illustrates maturities and sensitivities of the Bank's loan portfolio to changes in interest rates as of December 31, 2002:

Loan Portfolio Maturities by Type ($ amounts in thousands):

                                                 Maturity Interval:
                                                     Less Than         1 Year to          More Than
                                                      One Year           5 Years            5 Years             Total
                                                      --------           -------            -------             -----
Commercial                                             $ 5,763          $ 11,113             $1,883          $ 18,759
Real Estate Mortgage (1)                               $ 2,070          $  7,960             $1,603          $ 11,633
Installment/Consumer                                     $ 679             $ 831             $1,290            $2,800
                                                         -----             -----             ------            ------
      Total                                            $ 8,512          $ 19,904            $ 4,776          $ 33,192
                                                       =======          ========            =======          ========


                             Maturity Less Maturity
                               Than More Than One
                                                      One Year               Year             Total
Total Variable Rate Loans                               $6,268            $ 9,847           $ 16,115
Total Fixed Rate Loans                                  $2,244           $ 14,833           $ 17,077
                                                        ------           --------           --------
      Total Loans (1)                                   $8,512           $ 24,680           $ 33,192
                                                        ======           ========           ========

(1) Excludes loans held for sale of $1,551 and the allowance for loan losses.

Income Taxes

         Income tax expense (benefit) in 2002, 2001 and 2000 was $0. The effective tax (benefit) rate was 0% for all three years. No tax benefit was realized in these years due to loss carryforwards resulting from net losses from operations.

         In 1996, the Bank, through a subsidiary, purchased a $1,000,000 interest in a partnership investment in Michigan Capital Fund for Housing Limited Partnership I, a Michigan limited partnership, which invested in federal low-income housing tax credits. The initial investment consisted of a $50,000 equity purchase and the execution by the subsidiary of a $950,000 promissory note held by this Partnership. Additional capital contributions were made over time to reduce the balance of the note, which was paid in full in late 2002. The purchase of the tax credits increased the deferred federal income tax assets in 2002, 2001 and 2000 and is expected to decrease the amount of federal income taxes we would otherwise pay annually through 2005.

         At December 31, 2002, the Company had available federal income tax loss carryforwards that could be utilized to shelter approximately $2,500,000 future taxable income. Realization of income tax benefits not recorded in the financial statements is dependent upon generating sufficient future taxable revenue. See footnote 13 to the financial statements

Legal Proceedings

         At December 31, 2002 the Company had no outstanding legal proceedings that would have a material affect on the financial statements.

                            UNIVERSITY BANCORP, INC.


                              --------------------


                        CONSOLIDATED FINANCIAL STATEMENTS


                              --------------------


                          DECEMBER 31, 2002, 2001, 2000

               Report of Independent Certified Public Accountants


Board of Directors and Stockholders
University Bancorp, Inc.

We have audited the accompanying consolidated statement of financial condition of University Bancorp, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 2000 financial statements of Midwest Loan Services, Inc. an 80 percent owned subsidiary, which statements reflect total assets and revenues constituting 5 percent and 33 percent, respectively of the related consolidated totals for the year ended December 31, 2000. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Midwest Loan Services, Inc. for 2000, is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of University Bancorp, Inc. and subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years then ended, in conformity with accounting principles generally accepted in the United States of America.


GRANT THORNTON LLP

Southfield, Michigan
March 21, 2003




                            UNIVERSITY BANCORP, INC.
                           Consolidated Balance Sheets
                           December 31, 2002 and 2001

                                                   December 31,    December 31,
ASSETS                                                2002              2001
                                                 ---------------  --------------
Cash and due from banks                             $ 2,569,469    $    837,550
Securities available for sale, at market              3,102,838       2,260,103
Federal Home Loan Bank Stock                            848,400         848,400
Loans held for sale, at the lower of cost or market   1,550,995       2,137,786
Loans                                                33,192,034      35,026,024
Allowance for loan losses                              (408,219)       (579,113)
                                                   -------------   --------------
     Loans, net                                      32,783,815      34,446,911

Premises and equipment, net                           1,720,902       1,787,018
Investment in Michigan BIDCO Inc.                       629,258         629,258
Investment in Michigan Capital Fund LPI                 356,244         456,244
Mortgage servicing rights , net                       1,014,939         606,537
Real estate owned, net                                  853,198         200,000
Accounts receivable                                      72,786         862,848
Accrued interest receivable                             169,811         229,417
Prepaid expenses                                        214,472         191,700
Goodwill, net                                           103,914          63,914
Other assets                                            258,272          65,045
                                                   -------------   -------------
      TOTAL ASSETS                                 $ 46,249,313    $ 45,622,731
                                                   =============   =============


                                                                 -Continued-




                            UNIVERSITY BANCORP, INC.
                     Consolidated Balance Sheets (continued)
                           December 31, 2002 and 2001

                                                     December 31,   December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                     2002           2001
                                                   -------------  --------------
Liabilities:
Deposits:
  Demand - non interest bearing                    $  2,197,567    $  2,390,750
  Demand - interest bearing                          21,051,588      13,701,011
  Savings                                               473,894         340,341
  Time                                               18,197,407      23,765,478
                                                   -------------   -------------
     Total Deposits                                  41,920,456      40,197,580
Short term borrowings                                                    91,566
Long term borrowings                                    298,000       1,657,506
Accounts payable                                        228,062         339,536
Accrued interest payable                                 97,068         177,407
Other liabilities                                       189,594         117,398
                                                   -------------   -------------
     Total Liabilities                               42,733,180      42,580,993
Minority Interest                                       360,166         305,129
Stockholders' equity:
  Preferred stock, $0.001 par value;
    $1,000  liquidation value;
    Authorized - 500,000 shares;
    Issued 725 shares in 2001
  Common stock, $0.01 par value;
    Authorized - 5,000,000 shares;
    Issued - 4,014,732 shares in 2002 and
         3,867,732 shares in 2001                        40,147          38,677
  Additional paid-in-capital                          5,537,960       5,411,018
  Accumulated deficit                                (1,999,846)     (2,205,444)
  Treasury stock - 115,184 shares in 2002
    and 2001                                           (340,530)       (340,530)
  Accumulated other comprehensive loss,
    unrealized losses on securities
    available for sale, net                             (81,764)       (167,112)
                                                   -------------   -------------
     Total Stockholders' Equity                       3,155,967       2,736,609
                                                   -------------   -------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 46,249,313    $ 45,622,731
                                                   =============   =============
The accompanying notes are an integral part of the consolidated financial statements.

                                        UNIVERSITY BANCORP, INC.
                                  Consolidated Statements of Operations
                          For the Years Ended December 31, 2001, 2000 and 1999

                                                          2002              2001              2000
                                                    ------------------ ---------------- ------------------
Interest income:

  Interest and fees on loans                             $  2,805,704     $  3,254,088       $  3,109,669
  Interest on securities:
   U.S. Government and agencies                               270,127          202,357            129,786
   Other securities                                            96,666           63,080             74,076
   Other interest income                                       21,955           23,572              1,914
                                                         -------------    -------------      -------------
     Total interest income                                  3,194,452        3,543,097          3,315,445
                                                         -------------    -------------      -------------
Interest expense:
  Interest on deposits:
   Demand deposits                                            330,178          401,385            615,721
   Savings deposits                                             4,825            6,034              6,542
   Time certificates of deposit                               671,929        1,257,631          1,082,828
  Short term borrowings                                        11,556           87,304            241,782
  Long term borrowings                                         20,675           52,503            127,574
                                                         -------------    -------------      -------------
     Total interest expense                                 1,039,163        1,804,857          2,074,447
                                                         -------------    -------------      -------------
     Net interest income                                    2,155,289        1,738,240          1,240,998
Provision for loan losses                                     100,000           40,000            111,000
                                                         -------------    -------------      -------------
     Net interest income after
       provision for loan losses                            2,055,289        1,698,240          1,129,998
                                                         -------------    -------------      -------------
Other income:
  Loan servicing and subservicing fees                      3,090,838        2,145,619          1,073,673
  Initial loan set-up and other fees                          713,427        1,570,900          1,069,778
  Gain on sale of mortgage loans                              236,098           67,202             39,758
  Merchant banking/ BIDCO income                                             (114,551)            234,740
  Insurance & investment fee income                           113,870           97,489             71,529
  Deposit service charges and fees                             92,955           86,135             61,538
  Net security gains (losses)                                  69,733           12,639             17,786
  Other                                                       124,098           89,977             81,527
                                                         -------------    -------------      -------------
     Total other income                                     4,441,019        3,955,410          2,650,329
                                                         -------------    -------------      -------------

                    -Continued-




                                       UNIVERSITY BANCORP, INC.
                           Consolidated Statements of Operations (continued)
                          For the Years Ended December 31, 2002 2001 and 2000

                                                          2002              2001              2000
                                                    ------------------ ---------------- ------------------
Other expenses:
  Salaries and benefits                                  $  2,929,540     $  3,250,713       $  1,928,060
  Occupancy, net                                              349,186          464,183            320,089
  Data processing and equipment                               433,239          286,200            336,016
  Legal and audit expense                                     173,139          127,212            408,430
  Consulting fees                                             181,545          231,795            206,313
  Mortgage banking expense                                    579,040          132,832            150,403
  Servicing rights amortization                               529,048          325,091            171,129
  Goodwill amortization                                                         15,978            139,412
  Advertising                                                  92,944          111,862            103,177
  Memberships and training                                    103,095           64,609             98,237
  Travel and entertainment                                     91,330          104,189             59,565
  Supplies and postage                                        199,338          333,682            195,449
  Insurance                                                    87,662           84,772            104,335
  Other operating expenses                                    541,604          427,105            474,359
                                                         -------------    -------------      ------------------
     Total other expenses                                   6,290,710        5,960,223          4,694,974
                                                         -------------    -------------      ------------------
Income (loss) before income taxes                             205,598        (306,573)          (914,647)
Income tax expense (benefit)                                        0                0                  0
                                                         -------------    -------------      ------------------
     Net income (loss)                                   $    205,598     $  (306,573)       $   (914,647)
                                                         =============    =============      ==================
     Preferred stock dividends                                                  52,244              3,933
                                                         -------------    -------------      ----- -------------
     Net income (loss) available to common               $    205,598     $   (358,817)      $   (918,580)
shareholders
                                                         =============    =============      ==================
Basic and diluted income (loss) per common share         $       0.05     $      (0.13)      $      (0.45)
                                                         =============    =============      ==================
Weighted average shares outstanding                         3,859,433        2,278,364          2,026,735
                                                         =============    =============      ==================


 The accompanying notes are an integral part of the consolidated financial statements.















                                        UNIVERSITY BANCORP, INC.
                         Consolidated Statements of Comprehensive Income (Loss)
                          For the Years Ended December 31, 2002, 2001 and 2000

                                                          2002              2001              2000
                                                    ------------------ ---------------- ------------------
Net income (loss)                                            $205,598       ($306,573)         ($914,647)
Other comprehensive income (loss):
   Unrealized gains on
    securities available for sale                             155,081          180,126            268,085
   Less:  reclassification
    adjustment for accumulated
   gains included in net
    loss                                                       69,733           12,639             17,786
                                                    ------------------ ---------------- ------------------
   Other comprehensive income                                  85,348          167,487            250,299
                                                    ------------------ ---------------- ------------------
                                                    ------------------ ---------------- ------------------
Comprehensive income (loss)                                  $290,946       ($139,086)         ($664,348)
                                                    ================== ================ ==================


 The accompanying notes are an integral part of the consolidated financial statements.



                            UNIVERSITY BANCORP, INC.
                 Consolidated Statements of Stockholders' Equity
             For the years ended December 31, 2002, 2001, and 2000

                                      Preferred Stock $.001      Common Stock $.01          Treasury Stock
                                            Par Value                Par Value
                                    -------------------------------------------------------------------------------   Additional
                                     Number of       Par        Number of      Par      Number of                       Paid In
                                      Shares        Value        Shares       Value      Shares         Cost            Capital
                                      ------        -----        ------       -----      ------         ----            -------

Balance December 31, 1999                0            0        2,127,985   $  21,280    (115,184)   $(340,530)        $3,786,508
Issuance of common stock at
weighted average price of $2.08 per
share                                    -            -           15,000         150        -            -                31,100

Issuance of preferred stock at                                      -           -           -            -               -
price of $1,000 per share               725     $   725,000

Unrealized gain on securities            -            -                                     -            -               -
available for sale, net of tax                                      -           -

Net loss                                 -            -             -           -           -            -               -
                                    -----------------------------------------------------------------------------------------------
Balance December 31, 2000               725     $   725,000    2,142,985   $  21,430    (115,184)   $(340,530)        $3,817,608

Issuance of preferred stock             733         733,000         -           -           -            -               -

Conversion of preferred stock to
common stock                          (1,458)    (1,458,000)   1,458,000      14,580      -            -               1,443,420

Issuance of common stock at
weighted average price of $1.00 per
share, net of expenses of $114,090                               266,747       2,667                                     149,990
       Payment of preferred dividend

Unrealized gain on securities
available for sale, net of tax

Net loss

                                                                  38,677
                                    -----------------------------------------------------------------------------------------------


Issuance of common stock at                                      147,000       1,470                                       126,942
weighted average price of $1.00 per
share, net of expenses of $18,587
Unrealized gain on securities
available for sale, net of tax
Net loss
                                    -----------------------------------------------------------------------------------------------

December 31, 2002                          -    $     -        4,014,732   $  40,147    (115,184)   $(340,530)        $  5,537,960
                                    ===============================================================================================




                            UNIVERSITY BANCORP, INC.
                 Consolidated Statements of Stockholders' Equity
              For the years ended December 31, 2002, 2001, and 2000
                                                                        Accumulated
                                                       Retained            Other               Total
                                                       Earnings        Comprehensive       Stockholders'
                                                      (Deficit)            Loss                Equity
                                                      ---------       --------------    ----------------
              Balance December 31, 1999                $  (931,980)        $(584,898)        $ 1,950,380

              Issuance of common stock at weighted          -                -
              average price of $2.08 per share                                                    31,250

              Issuance of preferred stock at price
              of $1,000 per share                           -                -                   725,000

              Unrealized gain on securities                 -
              available for sale, net of tax                                 250,299             250,299

              Net loss
                                                          (914,647)          -                  (914,647)
                                                   ------------------------------------------------------

              Balance December 31, 2000                $(1,846,627)        $(334,599)         $2,042,282

              Issuance of preferred stock                   -                -                   733,000
              Conversion of preferred stock to
              common stock                                  -                -                 -

              Issuance of common stock at weighted
              average price of $1.00 per share,
              net of expenses of $114,090                                                       152,657

              Payment of preferred dividend               $(52,244)                             (52,244)

              Unrealized gain on securities
              available for sale, net of tax                                $167,487            167,487

              Net loss                                    (306,573)                            (306,573)
                                                   ------------------------------------------------------
              Balance December 31, 2001                $(2,205,444)        $(167,112)       $ 2,736,609

              Issuance of common stock at weighted
              average price of $1.00 per share,
              net of expenses of $18,587                                                        128,413

              Unrealized gain on securities
              available for sale, net of tax                                  85,348             85,348

              Net income                                   205,598                              205,598
                                                   ------------------------------------------------------
              December 31, 2002                        $(1,999,846)        $ (81,764)       $ 3,155,967
                                                   ======================================================

---------------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements.




                            UNIVERSITY BANCORP, INC.
                      Consolidated Statements of Cash Flows
              For the years ended December 30, 2002, 2001 and 2000

                                                                               2002               2001              2000
                                                                         ------------------ ----------------- -----------------
     Cash flow provided by (used in) operating activities:
     Net income (loss)                                                       $     205,598     $    (306,573)     $   (914,647)
     Adjustments to reconcile net loss to net cash provided by (used
     in) operating activities:
         Depreciation                                                              195,070           268,529           252,726
         Amortization                                                              629,048           441,729           410,541
         Provision for loan loss                                                   100,000            40,000           111,000
         Gain on sale of mortgages                                                (236,098)          (67,202)          (39,758)
         Accretion on securities                                                  (259,463)         (202,277)          (98,341)
         Originations of mortgage loans                                        (70,457,559)      (44,869,505)       (6,525,261)
         Proceeds from mortgage loan sales                                      71,280,448        43,066,491         6,602,498
         Net (gain) on sale of securities                                          (69,733)          (12,639)          (17,786)
         Net change in:
           Real estate owned                                                      (653,198)          140,881           330,590
           Other assets                                                           (318,115)          508,431        (2,055,016)
           Other liabilities                                                       (64,580)       (1,490,094)        2,073,567
                                                                             --------------    --------------     -------------
     Net cash provided by (used in) operating activities                           351,418        (2,482,229)          130,113
                                                                             --------------    --------------     -------------

     Cash flow provided by (used in) investing activities:
           Purchase of investment securities                                    (2,139,503)         (474,780)          (78,000)
           Proceeds from sales of investment
             Securities                                                          1,034,160           541,460         1,222,219
           Proceeds from maturities/paydowns of
             investment securites                                                  651,486               249             3,993
           Net change in Michigan BIDCO equity
             Investments                                                                 0           648,126           197,302
           Loans granted, net of repayments                                      1,563,096         1,156,636        (5,615,966)
           Premises and equipment expenditures, net                               (128,954)         (679,790)         (273,997)
                                                                             --------------    --------------    --------------
     Net cash provided by (used in) investing activities                           980,285         1,191,901        (4,544,449)
                                                                             --------------    --------------    --------------

     Cash flow provided by (used in) financing activities:
           Change in deposits                                                    1,722,876         2,018,857         4,381,278
           Change in short term borrowings                                        (91,566)       (4,002,388)           980,094
           Issuance of long term borrowings                                              0         1,000,000                 0

           Issuance of equity conversion notes                                           0           212,904           231,000
           Principal payments on long term borrowings                           (1,359,506)         (268,624)         (403,986)
                 Payment of preferred dividends                                          0     (52,244)
           Issuance of preferred stock                                                   0           520,096           190,000
           Issuance of common stock                                                128,412           152,657            31,250
                                                                             --------------    --------------    --------------
            Net cash provided by (used in) financing
             activities                                                            400,216         (418,742)         5,409,636
                                                                             --------------    --------------    --------------

               Net change in cash and cash
                 equivalents                                                     1,731,919       (1,709,070)           995,300
     Cash and cash equivalents:
          Beginning of year                                                        837,550         2,546,620         1,551,320
                                                                             --------------    --------------    --------------
          End of year                                                        $   2,569,469     $     837,550     $   2,546,620
                                                                             ==============    ==============    ==============

     Supplemental disclosure of cash flow information:
           Cash paid for interest                                       $        1,119,502 $       2,053,920 $       1,888,083

     Supplemental disclosure of non-cash transactions:
           BIDCO conversion of bonds to common stock
           Preferred stock converted to common stock                                       $       1,458,000
           Equity conversion notes converted to
             preferred stock                                                               $         212,904 $         535,000


         De-consolidation of Michigan BIDCO, Inc.:
           Cash (deposits at University Bank)                                                                $     (1,746,466)
           Equity investments of Michigan BIDCO, Inc.                                                                (595,663)
           Loans                                                                                                     (518,567)
           Premises & equipment                                                                                       (50,724)
           Real estate owned                                                                                          (12,313)
           Other assets                                                                                               (70,857)
           Long-term borrowings                                                                                        993,000
           Other Liabilities                                                                                           724,206
           Investment in Michigan BIDCO,Inc.                                                                         1,277,384

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

        Midwest Loan Services (Midwest) is engaged in the business of servicing and subservicing residential mortgage loans. Midwest began operations in 1992 and was acquired by University Bank in December, 1995. Midwest is based in Houghton, Michigan, and also originates mortgage loans for itself and other financial institutions, including the Bank (See Note 3).

        Use of Estimates in Preparing Financial Statements:
        --------------------------------------------------
        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions based upon available information. These estimates and assumptions affect the reported amounts and disclosures. Actual results could differ from those estimates.

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

        Premises and equipment
        Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed primarily on the straight-line method for bank premises and the accelerated method for equipment and land improvements over their estimated useful lives. The Company uses the following useful lives as of December 31, 2002:

                Buildings and building improvements          39 years
                Land and leasehold improvements              15 years
                Furniture, fixtures, and equipment          3-7 years
                Software                                    2-5 years

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

        Retirement plan
        The Bank has a 401-k Plan that allows an employee to contribute up to 15% of salary pre-tax, to the allowable limit prescribed by the Internal Revenue Service. Management has discretion to make matching contributions to the Plan. However, the Bank made no matching contributions for the years ended December 31, 2002, 2001 and 2000.

        Employees Stock Ownership Plan (ESOP)
        The Company has a noncontributory ESOP covering all full-time employees who have met certain service requirements. The employees' share in the Company's contribution is based on their current compensation as a percentage of the total employee compensation. As shares are contributed to the plan they are allocated to employees and compensation expense is recorded at the shares' fair value. The Company made no contribution in 2002 and 2001.

        Stock options
       At December 31, 2002, the Company has a stock-based employee compensation plan, which is described more fully in Note 8. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                 Years Ended December 31,
                                               2002        2001        2000
                                               ----        ----        ----

       Net income (loss), as reported        $205,578    $(306,573)  $(914,647)
       Deduct: Total stock-based employee
       compensation expense determined under
       fair value based method for all awards,
       net of tax                               6,000       72,000     48,603
                                             ---------   ---------   ---------
       Pro forma net income (loss)           $199,578    $(378,573)  $(963,250)
                                             =========   =========   =========
       Basic and Diluted Earnings (loss) per
       share:
       As reported                              $0.05      $(0.13)    $(0.45)
       Pro forma                                $0.05      $(0.16)    $(0.46)



        Dividend restriction
       Banking regulations require the maintenance of certain capital levels and may limit the amount of dividends that may be paid by the bank to the holding company or by the holding company to shareholders. In addition, the Bank cannot pay a dividend until it has net retained earnings or unless it receives a waiver from the State of Michigan banking regulators. The accumulated deficit of the Bank was $1,689,153 and 1,989,826 at December 31, 2002 and 2001, respectively.

        Earnings (loss) per share
       Basic earnings (loss) per share is net income (loss) of the Company (after the dividend requirement for preferred stock) divided by the weighted average common shares outstanding for the year. Diluted earnings per share includes the effect of any additional dilutive stock options which were not significant in 2002. Stock options outstanding in 2001 and 2000 were considered anti-dilutive and are not included in loss per share calculations. As a result, both basic and diluted earnings per share available to common are equal to net earning (loss) divided by weighted average common shares outstanding.

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

        Reclassification
        Certain items in the 2001 and 2000 consolidated financial statements and notes have been reclassified to conform to the 2002 presentation.

2. Michigan BIDCO, Inc.
        BIDCO was incorporated for the purpose of providing financing to small businesses located in Michigan for the purpose of creating business and industrial development in the State of Michigan. BIDCO is licensed under the Michigan BIDCO Act, and is regulated by the Michigan Office of Financial and Insurance Services, Bank and Trust Division. The President of the Company serves as Chairman and President of BIDCO.

        Upon formation, Michigan BIDCO received a $3 million loan from the State of Michigan (Michigan Strategic Fund or MSF). The BIDCO was able to turn this loan into a grant by making investments which the increased or retained the number of jobs and annual sales volume of each investee company. The financial statements of BIDCO are stated using the prescribed accounting practices of investment companies.

        On May 31, 2000, BIDCO converted its outstanding convertible bonds into common stock (a few convertible bonds were also redeemed at that time). With the conversion of these convertible bonds, the Company's consolidated ownership in BIDCO dropped from 80.1% to 28.8%. Subsequent to May 31, 2000, the BIDCO has been excluded from the Company's consolidated financial results and the Company's investment in BIDCO was being accounted for using the equity method of accounting. At December 31, 2000, the Company owned 31.5% of BIDCO (of which 27.1% was held by the Bank and 4.4% by the Company). At December 31, 2001, the Bank's shares in the BIDCO were redeemed by the BIDCO in exchange for cash of $153,417 and preferred stock with a liquidation preference of $600,000. The preferred stock accrues 7.5% annual dividends, and it can be retired at par value by the Bank, as cash is available. The company retains a 6.1% ownership of BIDCO's common stock at December 31, 2002 which is held as an investment at cost. Total common shareholders' equity of BIDCO was $673,000 and $478,000 at December 31, 2002 and 2001, respectively.

3.       Secondary Market Operations
        Midwest Loan Services provides servicing and subservicing of real estate mortgage loans for University Bank and several other financial institutions. The unpaid principal balance of these loans was approximately $1.06 billion, $576 million and $2.2 billion as of December 31, 2002, 2001 and 2000 respectively. Custodial escrow balances maintained in connection with these respective loans was $23.4 million, $18.4 million, and $38.5 million, at December 31, 2002, 2001 and 2000 respectively. The following summarizes the operations of Midwest for the years ended December 31:

                                                                            2002                 2001                2000
                                                                            ----                 ----                ----
      Loan servicing and subservicing fees                           $ 2,677,966          $ 1,574,615         $ 1,073,673
      Loan set-up and other fees                                         713,427            1,665,664             597,308
      Interest income                                                     45,922              229,625             415,630
      Gain on sale of loans                                              236,098               60,655              29,249
                                                                       ---------            ---------           ---------
           Total income                                                3,673,413            3,530,559           2,115,860

      Salaries and benefits                                            1,348,884            1,706,795             773,569
      Amortization expense                                               522,081              312,232             153,170
      Interest expense                                                     2,520                2,389               7,661
      Other operating expenses                                         1,365,091            1,148,891             581,602
                                                                       ---------            ---------           ---------
           Total expenses                                              3,238,576            3,170,307           1,516,002
                                                                       ---------            ---------           ---------

             Pretax income of Midwest                                  $ 434,837            $ 360,252           $ 599,858

                                                                       =========            =========          =========

        University Bank sells conforming residential mortgage loans to the secondary market. These loans are owned by other institutions and are not included in the Company's consolidated balance sheets. Such mortgage loans have been sold predominately without recourse or with limited recourse. The unpaid principal balance of these loans was $1.8 million, $2.3 million and $3.6 million at December 31, 2002, 2001 and 2000 respectively.

        Following is an analysis of the change the Company's mortgage servicing rights:

                                 2002             2001            2000
                                 ----             ----            ----
      Balance, January 1        $606,537        $582,210       $ 704,164
      Additions - originated     937,450         349,348          49,175
      Amortization expense      (529,048)       (325,021)       (171,129)
                            ------------      -----------     ------------
      Balance, December 31    $1,014,939        $606,537        $582,210
                            ============      ===========     ============

        Included in the amortization expense is a valuation allowance for the years ended December 31, 2002, 2001 and 2000 of $49,326, $224,175 and
        $62,519, respectively.

4. Securities available for sale
       The following is a summary of the amortized cost, gross unrealized gains, gross unrealized losses and fair value of securities available for sale at December 31, 2002 and 2001:

                                               December 31, 2002
                                    Amortized    Gross   Unrealized      Fair
                                      Cost       Gains     Losses       Value
    U.S. agency mortgage-backed    $3,184,835  $   -      $(81,997)  $3,102,838
                                   ==========  ========   ========== ===========


                                               December 31, 2001
                                    Amortized    Gross    Unrealized     Fair
                                       Cost      Gains     Losses       Value
    U.S. agency mortgage-backed    $1,948,376 $    -     $(111,373)  $1,837,003
    U.S. Treasury                     478,839      -       (55,739)     423,100
                                   ----------   -------  ---------   ----------
    Total                          $2,427,215 $    -     $(167,112)  $2,260,103
                                   ==========   =======  ==========  ==========

        At December 31, 2002 and 2001, the fair value of securities pledged to secure certain borrowings were $3,048,182 and $2,260,103, respectively.


      Sales of available for sale securities:  2002        2001           2000
                                               ----        ----           ----
               Proceeds                    $1,034,160   $541,460     $1,222,219
               Realized gains                  69,733     12,639         24,126
               Realized losses                  -           -             6,340

        The scheduled maturity date of the securities available for sale at December 31, 2002 is:

                                     Amortized           Fair
                                        Cost             Value
                           2002     $   53,833        $   53,833
                      2003-2006           _                 _
                      2007-2011           -                 -
                     After 2011      3,131,002         3,049,005
                                    ----------        ----------
                                    $3,184,835        $3,102,838
                                    ==========        ==========

5.      Loans
        Major classifications of loans are as follows as of December 31:

                                            2002                  2001
                                            ----                  ----
      Commercial                      $ 16,550,325          $ 15,088,956
      Real estate - mortgage            11,633,060            13,377,240
      Real estate -construction          2,113,747             2,683,594
      Installment                        2,799,490             3,795,288
      Credit cards                          95,412                80,946
                                       ------------          ------------
         Gross Loans                    33,192,034            35,026,024
      Allowance for loan losses           (408,219)             (579,113)
                                        ------------          ------------
         Net Loans                     $ 32,783,815          $ 34,446,911
                                        ============          ============

        Changes in the allowance for loan losses were as follows:
                                         2002          2001           2000
                                         ----          ----           ----
      Balance, beginning of year       $ 579,113    $ 562,997       $ 532,585
      Provision charged to operations    100,000       40,000         111,000
      Recoveries                          16,570       20,058          63,708
      Charge-offs                       (287,464)     (43,942)       (144,296)
                                        ---------    --------       ---------
      Balance, end of year            $  408,219    $ 579,113      $  562,997
                                        =========    ========       =========

      Past due and non-accrual loans at December 31 are summarized as follows:

                                                  2002          2001
                                                  ----          ----
      Past due loans:
      90 days and more and still accruing:
            Real estate                        $    -         $ 276,654
            Installment loans                       -            24,194
            Commercial loans                        -           194,404
                                                -------         -------
                                               $    -         $ 495,252
                                                =======         =======
      Non accrual loans:
            Real estate - mortgage and
             construction loans                 $ 102,713    $ 770,024
            Installment loans                      67,546          -
            Commercial loans                      509,301          -
                                                  --------     --------
                                                $ 679,560    $ 770,024
                                                  ========     ========

        Information regarding impaired loans for the years ended December 31, is as follows:

      Impaired loans:                             2002        2001        2000
      --------------                             ----         ----         ----
      Loans with no allowance allocated        $    -       $   -      $     -
      Loans with allowance allocated           $ 679,560    $ 770,024  $  72,375
      Amount of allowance for loan
         losses allocated                      $ 177,069    $ 76,501   $  10,774

      Impaired loans:
      Average balance during the year          $ 531,823    $ 770,714  $  72,199
      Interest Income recognized thereon       $   8,412    $   8,454  $   5,017
      Cash-basis interest income recognized    $   8,412    $   8,454  $    -

6.     Premises and equipment
        Classifications at December 31 are summarized as follows:
                                        2002           2001            2000
                                        ----           ----            ----
      Land                            $ 132,931      $ 132,931       $ 132,931
      Buildings and improvements      1,157,624      1,134,555       1,030,120
      Furniture, fixtures, equipment
         and software                 2,108,391      2,195,652       1,613,445
      Construction in process             -              -               6,852
                                     ----------    ---------       -----------
                                      3,398,946      3,463,138       2,783,348
    Less:  accumulated depreciation  (1,678,044)    (1,676,120)     (1,407,591)
                                     -----------   -----------     -----------
        Net premises and equipment   $ 1,720,902   $ 1,787,018      $ 1,375,757
                                     ===========   ============    ============

        Depreciation expense amounted to $290,516, $268,529 and $252,726 for the years ended December 31, 2002, 2001 and 2000, respectively.

        The Bank leases an ATM drive-thru location in Ann Arbor for approximately $25,000 per year and two off-site ATM locations for $9,000 per year. Midwest leases its office space for approximately $38,000 per year in Houghton, Michigan. Total rental expense for all operating leases was $55,861, $50,995, and $61,892 in 2002, 2001 and 2000. As of
        December 31, 2002, the Company had no minimum rental commitments under non-cancelable operating leases.

        Prior to 2002, the Bank leased part of its main office in Ann Arbor to the University of Michigan. Under this lease agreement (which expired in September 2001), the Bank was reimbursed for 40.4% of its occupancy expense.

        The Bank remains contingently liable in the event that the purchaser of one of its branch locations in Sault Ste. Marie does not meet its future obligations to the lessor. As of December 31, 2002, management believes that the purchaser was in compliance with these lease terms. The annual base rent for such branch is currently $32,000, and the future minimum rent due is $26,000.


7.     Time deposits
        Time deposit liabilities issued in denominations of $100,000 or more were $2,784,947 and $5,499,041 at December 31, 2002 and 2001 respectively.

        At December 31, 2002, stated maturities of time deposits were:

                  2003                        $14,052,701
                  2004                          1,984,612
                  2005                          1,075,123
                  2006                            447,016
                  2007                            242,549
                  Thereafter                      395,406
                                            -----------------
                                              $18,197,407

        The Bank had issued through brokers $7,890,000 and $10,656,000 of time deposits as of December 31, 2002 and 2001, respectively. These time deposits have maturities ranging from one to five months and are included in the table above. These deposits are issued in denominations of less than $100,000.

        The Bank had deposits of $1,131,416 and $896,793 from directors, officers and their affiliates as of December 31, 2002 and 2001, respectively.


8.       Stock options
        In 1993, the Board of Directors approved the grant of options to purchase 60,000 shares of common stock to the non-executive directors. The exercise price of options granted was set at $1.08 per share, which was equivalent to the then current bid price per share as reported by NASDAQ. The options are immediately exercisable and expire July 19, 2003. Under this initial grant, options to purchase 30,000 shares remain outstanding as of December 31, 2002. In 1995, the Company adopted a stock option and stock award plan (the 1995 Stock Plan), which provides for the grant of incentive stock options, as defined in Section 422(b) of the Internal Revenue Code of 1986, as amended, as well as the grant of non-qualified stock options and other stock awards. The plan provides for the grant to officers, directors and key employees of the Company, and independent contractors providing services to the Company, of options to purchase and other awards of common stock. The exercise price of options granted under the plan shall be determined by the Board of Directors, or a compensation committee thereof. Options shall expire on the date specified by the Board of Directors or such committee, but not more than 10 years from the date of grant (or five years from the date of grant for incentive stock options if the grantee owned 10% of the Company's voting stock at the date of grant). Unless amended, the 1995 Stock Plan will terminate on November 15, 2005.

        The following table summarizes the activity relating to options to purchase the Company's common stock:


                                          Number of        Weighted Average
                                           Options         Exercise price


      Outstanding at December 31, 1999    151,065            $1.64
                                        ---------
      Granted - 2000 ($0.65 Fair Value)    74,594             1.08
      Exercised - 2000                    (15,000)            1.08
      Forfeited - 2000                    (45,750)            2.11
                                        ---------
      Outstanding at December 31, 2000    164,909             1.30
                                        ----------
      Granted - 2001 ($0.72 Fair Value)   100,000             2.00
      Exercised - 2001                     (5,000)            0.75
      Forfeited - 2001                     (8,000)            1.00
                                        ----------
      Outstanding at December 31, 2001    251,909             1.60
      Forfeited - 2002                    (47,000)            1.61
      Granted - 2002 ($0.08 Fair Value)    75,000             1.00
                                        ----------
      Outstanding at December 31, 2002    279,909            $1.44
      2002


        At December 31, 2002:
      Number of options immediately exercisable                          198,909
      Weighted average exercise price of immediately
       exercisable options                                                 $1.21
      Range of exercise price of options outstanding               $0.75 - $2.00
      Weighted-average remaining life of options outstanding          4.21 years

      The following summarizes assumptions used to value stock options.


                                          2002           2001           2000
                                          ----           ----           ----

            Risk-free interest rate       4.13%         5.43%          5.37%
            Expected option life          5.0 years     2.6 years      3.6 years
            Expected stock price
                  volatility                 21.2%      21.6%          24.6%
            Expected dividends                 $0         $0            $0

9. Employee stock ownership plan (ESOP)
        The employees' allocation of ESOP assets is based on their current compensation, after 1 year of service and upon reaching the age of 21. The annual contribution to the ESOP is at the discretion of the Board of Directors. Assets of the plan are comprised entirely of 77,018 and 91,462 shares of the Company's stock at December 31, 2002 and 2001, respectively, all of which were fully allocated at December 31, 2002. Upon retirement from the plan, participants can receive distributions of their allocated shares of the Company's stock. The assets of the ESOP are held in trust and were valued at approximately $53,000, and $101,000 at December 31, 2002 and 2001, respectively.


10.      Minority Interest
        The Bank owns an 80% interest in the common stock of Midwest Loan Services, with the remaining 20% owned by the President of Midwest. At December 31, 2002 and 2001, total common stockholders' equity of Midwest was $1,800,830 and $1,525,644 resulting in a $360,166 and $305,129 minority interest reflected on the Company's consolidated balance sheet, respectively. The results of Midwest's operations for 2002, 2001 and 2000 are included in the Company's consolidated statement of operations.


11.      Commitments and contingencies
        The Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to buy, sell and fund loans, letters of credit and unused lines of credit. The Bank's exposure to credit loss in the event of non-performance is equal to or less than the contractual amount of these instruments. The Bank follows the same credit policy to make such commitments as that followed by loans recorded in the consolidated financial statements. The following is a summary of commitments as of December 31:

                                             2002                     2001
                                             ----                     ----
      Unused lines of credit              $ 2,094,000              $ 2,808,000
      Commitments to fund loans           $ 3,748,000              $ 3,085,000
                                           -----------              -----------
           Total                          $ 5,842,000              $ 5,893,000
                                           ===========              ===========


12.      Related party transactions
        The Company's President also serves as President and Chairman of Michigan BIDCO. As such, the President is actively involved in the BIDCO's operations, including investment activity and estimation of the fair value of its equity investments.

       In July 2000, the Company's former Chairman, now deceased, purchased equity securities from the Company for $58,125, resulting in a gain to the Company of $20,625.

       During 2001, the Company issued $733,000 of preferred stock, of which $212,904 was originated from the conversion of equity conversion notes. The preferred shares were issued to the Company's former Chairman, the Chairman's wife, the President and related family trusts. In November

       2001, the preferred shares of $1,458,000 were converted to common stock pursuant to the stock rights offering agreement. In November 2000, the Company issued $725,000 of preferred stock of which $535,000 was originated from the conversion of equity conversion notes. The preferred shares were issued to the Company's former Chairman and his wife, the President and related family trusts

        The Bank had loans of $950,513 and $15,830 to related officers and directors at December 31, 2002 and 2001, respectively. During 2002, the Bank originated a construction line of credit for $800,000 and a mortgage note of $269,000. Available lines of credit to related parties at the December 31, 2002 and 2001, totaled $229,487 and $95,170, respectively. These loans were made in the normal course of business and are considered to be performing at December 31, 2002.

13.      Income taxes

        The Company has recorded no income tax expense in each of the three years ended December 31, 2002 due to the existence of net operating loss carryforwards and a valuation allowance equal to 100% of the net deferred tax assets at December 31, 2002 and 2001.

        The net deferred tax asset at December 31, 2002 and 2001 is comprised of the following:

                                                   2002                   2001
                                                   ----                   ----
      Allowance for loan losses             $    212,183             $  178,183
      Net operating loss carry-forward           677,617                582,669
      Tax credit carryforward                    866,436                743,749
      Donation carryforward                       43,667                 76,666
      Other                                       15,617                 44,816
                                               ---------              ---------
          Deferred tax assets                  1,815,521              1,626,083
                                               ---------              ---------
      Servicing rights                         (353,350)              (206,223)

           Deferred tax liabilities            (353,350)              (206,223)
                                               ---------              ---------

           Net deferred tax asset             1,462,171              1,419,861
           Valuation allowance for
            deferred tax assets              (1,462,171)            (1,419,861)
                                             -----------            -----------
           Net deferred tax asset           $    -                  $    -
                                             ===========            ============

       The Company has net operating loss carryforwards of approximately $1,986,000 which expire beginning in 2012; and general business credit carryforwards of approximately $866,000 which expire beginning in 2011. In addition, the Company has an alternative minimum tax (AMT) credit carryforward of approximately $115,000. Under current tax regulations, the AMT credit can be carried forward indefinitely. Management has established an allowance against deferred tax assets that are not considered realizable at December 31, 2002 and 2001.

       Financial statement tax expense amounts differ from the amounts computed by applying the statutory federal tax rate of 34% to pretax income because of operating losses and valuation allowances recorded to reduce deferred tax assets as noted above.

14.      Short Term Borrowings
        The Bank has a line of credit available from the Federal Home Loan Bank (the FHLB) in the amount of $3.5 million and $5 million at December 31, 2002 and 2001, respectively. At December 31, 2002, borrowings are secured by the pledge of specific mortgage loans held for investment with unpaid principal balances of $4.8 million and available-for-sale securities with a balance of $3.0 million.

        The Bank has a line of credit available from the Federal Reserve Bank of Chicago (the FRB) in the amount of $4.9 million. There were no amounts outstanding on this line from the FRB at December 31, 2002 and 2001. Borrowings are secured by the pledge of specific commercial loans held for investment with unpaid principal balances of $7.9 million. The following information provides a summary of short-term borrowings for the years indicated:
                                                    2002            2001
      Amount outstanding at the end of the
       year and  interest rate                     None        $   91,566 2.95%

      Maximum amount of borrowing outstanding
       at any month end during the year        $2,881,000      $3,505,607

         Average amount outstanding during the
          year and weighted average
          interest rate                       $ 472,079 2.09%  $1,931,660 4.52%

15.      Long Term Borrowings
        The Company has a note payable to North Country Bank & Trust (NCB&T) secured by the stock of the Bank with a balance of $298,000 and $430,000 at December 31, 2002 and 2001, respectively. The note has a maturity date of February 15, 2005. Interest is payable quarterly at the prime rate (4.25%) of NCB&T plus 1.00 percent. Principal payments required are as follows:

                           2003                                     $132,000
                           2004                                     $132,000
                           2005                                     $ 34,000
                                                                    --------
                           Total                                    $298,000
                                                                    ========

        Dividends by the Bank to the holding company in excess of the prior year's annual net income are not permitted without prior permission from NCB&T under the terms of the Company's credit facility.

        University Insurance and Investment Services Inc. has an obligation of $0 and $227,506 at December 31, 2002 and 2001, respectively, payable to the Michigan Capital Fund for Housing Nonprofit Housing Corporation in connection with its investment in a low-income housing limited partnership.

        In December 2001, the Federal Home Loan Bank advanced the Company a $1,000,000, two year fixed rate bullet loan. The loan carried an interest rate of 3.62%. In early 2002, the note was paid off.

        University Bancorp issued equity conversion notes in the amount of $212,904 during 2001. The notes were redeemed from the proceeds of the sale of convertible preferred stock. No conversion notes were issued by the Company as of December 31, 2002 and 2001.


16.      Regulatory matters
       University Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings, and other factors.


       The Bank is also subject to prompt corrective action capital requirement regulations set forth by the FDIC. The FDIC requires the Bank to maintain a minimum of total capital and Tier 1 capital (as defined) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average total assets (as defined). Management believes, as of December 31, 2002, that the Bank meets all capital adequacy requirements to which it is subject.

       As of December 31, 2002, the most recent guidelines from the FDIC categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. At December 31, 2001 the Bank was classified as "well capitalized." To be categorized as "well capitalized," the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

                                                                         To Be Adequately               To Be Well
                                                                           Capitalized                  Capitalized
                                                                           Under Prompt                 Under Prompt
                                                                         Corrective Action            Corrective Action
                                                 Actual                     Provisions                  Provisions
                                          ----------------              --------------------          ----------------------
                                          Amount           Ratio           Amount         Ratio          Amount          Ratio
As of December 31, 2002:
Total capital (to risk weighted assets)  $3,954,000        11.1 %          $2,841,000      8.0 %       $3,552,000         10.0 %
Tier I capital (to risk weightedassets)   3,546,000         9.9 %           1,421,000      4.0 %        2,131,000          6.0 %
Tier I capital (to average assets)        3,546,000         7.9 %           1,797,000      4.0 %        2,247,000          5.0 %

As of December 31, 2001:
Total capital (to risk weighted assets)  $3,720,000        10.4 %         $2,870,000      8.0 %       $3,575,000         10.0 %
Tier I capital (to risk weighted
assets)                                   3,271,000         9.1 %          1,431,000      4.0 %        2,147,000          6.0 %
Tier I capital (to  average assets)       3,271,000         7.1 %          1,834,000      4.0 %        2,292,000          5.0 %

        The Bank presently has an agreement with its regulators that the Bank will maintain the ratio of Tier 1 capital to average assets at 7% or more.


17.      Management's Plan Regarding Continuing Operations
        At December 31, 2002, University Bancorp had an accumulated deficit of $1,999,846 and recurring losses from operations for 4 of the past 5 years. Future operations of University Bancorp are intended to continue. Management has reviewed operating results, prepared projections of possible future results, performed other analyses of its operations to reduce operating costs and divested certain of its unprofitable subsidiaries. Management of the Company has implemented a plan to improve core earnings by adding low-cost deposits, adjusting fees, growing the loan portfolio of the Bank, and eliminating inefficient or redundant costs at the Bank level. Both the Bank and Midwest Loan Services are projected to have profits in 2003, however, the Company's continued existence is dependent upon its ability to maintain profitable operations and retain adequate capital levels.

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



        The carrying amounts and fair values of the Company's financial instruments were as follows:

                                                  December 31, 2002
                                                Carrying       Fair
        Financial Assets                        Amount         Value
        ----------------                        ------         -----
        Cash and short term investments     $ 2,569,000   $ 2,569,000
        Securities available for sale         3,103,000     3,103,000
        Federal Home Loan Bank stock            848,000       848,000
        Loans held for sale                   1,551,000     1,551,000
        Loans, net                           32,784,000    34,860,000
        Mortgage servicing rights             1,015,000     1,015,000
        Accrued interest receivable             170,000       170,000

        Financial Liabilities
        Deposits                             41,920,000    42,102,000
        Long term borrowings                    298,000       298,000
        Accrued interest payable                 97,000        97,000

                                                   December 31, 2001
                                                  Carrying        Fair
        Financial Assets                          Amount         Value
        Cash and short term investments         $ 838,000     $ 838,000
        Securities available for sale           2,260,000     2,260,000
        Federal Home Loan Bank stock              848,000       848,000
        Loans held for sale                     2,138,000     2,138,000
        Loans, net                             34,447,000    36,549,000
        Mortgage servicing rights                 607,000       607,000
        Accrued interest receivable               863,000       863,000

        Financial Liabilities
        Deposits                               40,198,000    40,855,000
        Short term borrowings                      92,000        92,000
        Long term borrowings                    1,658,000     1,658,000
        Accrued interest payable                  177,000       177,000



19.      Segment Reporting

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

        Information about reportable segments for the year ended December 31, 2002 follows:

                                      Retail         Mortgage
                                     Banking          Banking          Totals
      Interest income               $3,148,530          $45,922      $3,194,452
     Other non-interest income         813,528        3,627,491       4,441,019
      Interest expense               1,036,643            2,520       1,039,163
      Provision for loan losses        110,000         (11,000)         100,000
      Salaries and benefits          1,580,656        1,348,884       2,929,540
      Occupancy                        185,859          163,327         349,186
      Data processing                  390,770           42,469         433,239
      Legal and audit                  127,749           45,390         173,139
      Advertising                       69,274           23,670          92,944
     Other operating expense           658,701        1,643,522       2,302,223
     (Loss) income before tax expense (229,239)         434,837         205,598
      Income tax (benefit) expense    (153,665)         153,665               0
      Segment (loss) profit           $(75,574)        $281,172        $205,598
      Segment assets               $44,078,661       $2,170,652     $46,249,313
      Capital expenditures             $22,255         $106,699        $128,954
      Depreciation                     $75,831         $119,239        $195,070
      Amortization                    $106,967         $522,081        $629,048

        Information about reportable segments for the year ended December 31, 2001 follows:

                                        Retail           Mortgage       Merchant
                                       Banking            Banking      Banking       Totals
        Interest income               $3,313,473        $229,624                   $3,543,097
        Other non-interest income        769,026       3,300,935       (114,551)    3,955,410
        Interest expense               1,804,856               0                    1,804,856
        Provision for loan losses        40,000                0                       40,000
        Salaries and benefits          1,543,918       1,706,795                    3,250,713
        Occupancy                        336,109         128,074                      464,183
        Data processing                  247,338          38,862                      286,200
        Legal and audit                  102,028          25,184                      127,212
        Advertising                       85,006          26,856                      111,862
       Other operating expense           442,635       1,277,420                    1,720,055
       (Loss) income before tax expense (552,275)        360,253       (114,551)     (306,573)
        Income tax (benefit) expense    (122,830)        122,830                            0
        Segment (loss) profit          $(429,445)       $237,423      $(114,551)    $(306,573)
        Segment assets               $43,955,154      $1,667,577                  $45,622,731
        Capital expenditures            $288,753        $391,037                     $679,790
        Depreciation                    $159,332        $109,197                     $268,529
        Amortization                    $129,497        $312,233                     $441,730


20.      Segment Reporting (continued)
Information about reportable segments for the year ended December 31, 2000 follows:
                                        Retail         Mortgage        Merchant
                                        Banking          Banking         Banking       Totals
      Interest income                 $3,229,954          $21,977       $63,514       $3,315,445
      Other non-interest income          474,721        1,940,712       234,896        2,650,329
      Interest expense                 2,025,162            7,661        41,624        2,074,447
      Provision for loan losses          111,000                0             0          111,000
      Salaries and benefits            1,065,556          773,569        88,935        1,928,060
      Occupancy                          231,873           82,403         5,813          320,089
      Data processing                    276,937           55,438         3,641          336,016
      Legal and audit                    368,267           23,758        16,405          408,430
      Advertising                         59,903           42,252         1,022          103,177
     Other operating expense           1,098,755          473,558        26,889        1,599,202
     (Loss) income before tax expense (1,532,778)         504,050       114,081        (914,647)
      Income tax (benefit) expense      (204,523)         165,485        39,038                0
      Segment (loss) profit           (1,328,255)        $338,565       $75,043       $(914,647)
      Segment assets                 $45,271,725       $2,398,928            $0      $47,670,653
      Capital expenditures              $168,214         $105,783            $0         $273,997
      Depreciation                      $123,826          $82,935        $6,553         $213,314
      Amortization                       $17,959         $153,170            $0         $171,129


21.      Quarterly Financial Data -Unaudited
       The following tables represent summarized data for each of the quarters in 2002 and 2001 (in thousands, except loss per share data).

                                                                             2002
                                              -------------------------------------------------------------------
                                              -------------------------------------------------------------------------
                                                  Quarter           Quarter           Quarter            Quarter
                                                   Ended             Ended              Ended             Ended
                                                  March 31          June 30         September 30       December 31
                                              -------------------------------------------------------------------------
Interest income                                          $ 788             $ 838              $ 839             $ 729
Interest expense                                           283               252                248               256
                                              -------------------------------------------------------------------------
Net interest income                                        505               586                591               473
Provision for losses                                        23                23                 15                39
                                              -------------------------------------------------------------------------
Net interest income after
   Provision for losses                                    482               563                576               434
Loan set-up and other fees                                 652               471                663             1,305
Loan servicing and subservicing fees                       259               133                143               178
Gain on sale of loans                                       35                20                 43               138
Merchant banking/BIDCO                                       -                 -                  -                 -
Other non-interest income                                   86                58                171                86
Non-interest expense
                                                         1,536             1,483              1,439             1,832
                                              -------------------------------------------------------------------------
Income tax expense                                           -                 -                  -                 -
                                              -------------------------------------------------------------------------
                                              -------------------------------------------------------------------------
Net (loss) earnings available to common                 $ (22)           $ (238)              $ 157             $ 309
shareholders
                                              =========================================================================
Basic and diluted (loss) earnings per share           $ (0.01)          $ (0.06)              $0.04             $0.08
                                              =========================================================================
Weighted average shares outstanding                 3,810,326         3,850,130           3,875,538        3,899,548
                                              ========================================================================




                                                                                2001
                                              -------------------------------------------------------------------------
                                              -------------------------------------------------------------------------
                                                 Quarter          Quarter           Quarter             Quarter
                                                  Ended            Ended              Ended        Ended December 31
                                                                                      -----
                                                 March 31         June 30         September 30
                                              -------------------------------------------------------------------------
Interest income                                        $ 944             $ 831            $ 1,015               $ 753
Interest expense                                         553               505                418                 329
                                              -------------------------------------------------------------------------
Net interest income                                      391               326                597                 424
Provision for losses                                      22                22                 22                (26)
                                              -------------------------------------------------------------------------
Net interest income after
   Provision for losses                                  369               304                575                 450
Loan set-up and other fees                               494               630                199                 248
Loan servicing and subservicing fees                     580               751                358                 457
Gain on sale of loans                                      9                22                 19                  17
Merchant banking/BIDCO                                     -                 -                  -               (115)
Other non-interest income                                 54                69                 64                  99
Non-interest expense
                                                       1,480             1,720              1,418               1,342
                                              -------------------------------------------------------------------------
Income tax expense                                         -                 -                  -                   -
                                              -------------------------------------------------------------------------
Earnings (loss) from continuing operations                26                                (204)               (185)
                                                                            56
Preferred stock requirements                              11                16                 18                   7
                                              -------------------------------------------------------------------------
Net earnings (loss) available to common
shareholders                                            $ 15              $ 40            $ (222)             $ (192)
                                              =========================================================================
Basic and diluted earnings (loss) per share      $ 0.01                 $ 0.02           $ (0.11)            $ (0.06)
                                              =========================================================================
Weighted average shares outstanding                2,027,801         2,062,878          2,092,312           2,922,676
                                              =========================================================================

22.    Recent Accounting Pronouncements

         In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145. SFAS No. 145 requires that gains and losses from extinguishments of debt be classified as extraordinary items only if they meet the criteria defined in APB Opinion No. 30 which are that the extent or transaction is both unusual in nature and infrequent in occurrence. Events considered unusual should have a high degree of abnormality and be clearly unrelated to the Company's normal operations and infrequency is defined as not expected to recur in the foreseeable future. It is not expected that provisions of SFAS No. 145 will have a material impact on the financial position or results of operations of the Company.

         In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities", which is effective for exit or disposal activities that are initiated after December 31, 2002. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. The Company is currently evaluating the effects of adopting this statement and cannot predict whether or not its provisions will have a material impact on its financial position or results of operations.

         In November 2002, the FASB issued Interpretation No. 45 (FIN
         45),"Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee, this is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple events. The initial recognition and measurement provisions are effective for all guarantees within the scope of FIN 45 issued or modified after December 31, 2002. The impact of adoption is not expected to have a significant impact on the Company's financial reporting.

23.       Parent Company Only Condensed Financial Information
                             Condensed Balance Sheet
                                                   December 31,    December 31,
                                                       2002            2001
                                                  --------------- --------------
   ASSETS
   Cash and cash equivalents                      $    212,273    $     96,045
   Securities available for sale                           233             233
   Investment in University Bank                     3,309,617       2,923,596
   Investment in Michigan BIDCO                         29,258          29,258
   Receivable from University Bank                         -           286,196
   Other assets                                          3,362           3,107
                                                  ------------    -------------
      Total Assets                                $  3,554,743    $  3,338,435
                                                  ============    =============
   LIABILITIES AND STOCKHOLDERS' EQUITY
   Notes payable                                  $    298,000$        430,000
   Accounts payable                                     98,805         168,631
   Accrued interest payable                              1,972           3,196
                                                  ------------    -------------
      Total Liabilities                                398,777         601,827
   Stockholders' Equity                              3,155,966       2,736,609
                                                  ------------    -------------
      Total Liabilities and Stockholders' Equity  $  3,554,743    $  3,338,435
                                                  ============    =============




23   Parent Company Only Condensed Financial Information (continued)
                         Condensed Statements of Income

                                                                                2002              2001             2000
                                                                     ---------------- ----------------- ----------------
     INCOME:
        Interest and dividends on investments                           $        328      $       407     $      4,072
        Net security gains                                                      -                 -             20,625
        Other income                                                            _             (114,551)          4,047
                                                                     ---------------- ----------------- ----------------
                    Total Income                                                 328          (114,144)         28,744

     EXPENSES:
        Interest                                                              20,675            52,503          89,883
        Amortization of goodwill                                                -             (139,412)        139,412
        Salaries and benefits                                                   -                  -               -
        Public listing                                                        38,202            45,902          33,920
        Professional fees                                                     33,513            43,330          31,765
        Other miscellaneous                                                    3,014             4,788           5,913
                                                                     ---------------- ----------------- ----------------
                    Total Expense                                             95,404             7,111         300,893
     Loss before federal income taxes
          and equity in undistributed
          net loss of subsidiaries                                           (95,076)          (121,255)       (272,149)
     Federal income taxes                                                       -                  -               -
                                                                     ---------------- ----------------- ----------------
     Loss before equity in undistributed
          net income (loss) of subsidiaries                                  (95,076)         (121,255)       (272,149)
     Equity in undistributed net income (loss)
          of subsidiaries                                                    300,674          (185,318)       (642,498)

     Net income (loss)                                                  $    205,598      $   (306,573)   $   (914,647)
                                                                     ================ ================= ================


23. Parent Company Only Condensed Financial Information (continued)
                                 Condensed Statements of Cash Flows
                                                                                                  For Year Ended
                                                                                    2002            2001               2000
                                                                                -------------- ----------------  ------------------
      Cash flow provided by (used in) investing activities:
      Net Income (Loss)                                                          $   205,598     $   (306,573)    $  (914,647)
      Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:
       Amortization of goodwill                                                             -          139,412        139,412
       Gain on sale of investments                                                          -                -        (20,625)
       Decrease/(increase) in receivable from affiliate                               286,196        (136,624)           -
       (Increase)/decrease in other assets                                              (256)           55,495        (55,018)
       (Decrease)/increase in other liabilities                                      (71,050)        (158,153)         59,180
       (Increase)/decrease investment in subsidiaries                               (300,673)          185,317        642,577
       Decrease/(increase) investment in Michigan BIDCO                                     -          114,551         (3,760)
                                                                                -------------- ----------------  ------------------
         Net cash provided by (used in) operating activities                          119,815        (106,575)       (152,881)
                                                                                -------------- ----------------  ------------------
      Cash flow from investing activities:
       Purchase of available for sale securities                                                      (66,652)        (78,000)
       Proceeds from sale of available for sale securities                                  -                -         98,625
                                                                                -------------- ----------------  ------------------
         Net cash (used in) provided by investing activities                                          (66,652)         20,625
                                                                                 -------------- ----------------  ------------------
      Cash flow from financing activities:
       Principal payment on notes payable                                           (132,000)        (132,000)       (132,000)
       Issuance of equity conversion bonds                                                  -          184,082        231,000
       Conversion of equity conversion bonds                                                -        (184,082)           -
       Issuance of preferred stock                                                          -          733,000          2,032
       Conversion of preferred stock                                                        -      (1,458,000)           -
       Payment of preferred dividend                                                        -         (52,244)
       Issuance of common stock                                                       128,413        1,162,656         31,250
                                                                                -------------- ----------------  ------------------
          Net cash (used in) provided by financing activities                          (3,587)          253,412       132,282
                                                                                -------------- ----------------  ------------------
                 Net change in cash and cash equivalents                              116,228           80,185             26
           Cash and cash equivalents:
             Beginning of year                                                         96,045           15,860         15,834
                                                                                -------------- ----------------  ------------------
             End of year                                                         $    212,273     $     96,045    $    15,860
                                                                                ============== ================  ==================
          Supplemental disclosure of cash flow information:
           Cash paid during the year for:
             Interest                                                            $     21,899     $     60,686    $   103,504


Item 8. - Financial Statements and Supplementary Data

         The financial statements provided pursuant to this item are listed under Item 14(a) below and appear beginning on page 44.

Item 9. - Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

          None

PART III.

Item 10. - Directors and Executive Officers of the Registrant

         The information required by this item is incorporated by reference herein from the portions of the Company's Proxy Statement for its 2003 Annual Meeting (the "Proxy Statement") to be under the captions:

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

         Certain Relationships and Related Transactions

PART IV.

Item 14. - Exhibits, Financial Statement Schedules and Report on Form 8-K

(a) Index of Financial Statements:
                  The following statements are filed as part of this Report:

                  Audited consolidated balance sheets as of December 31, 2002 and December 31, 2001, and consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for the years ended December 31, 2002, 2001, and 2000 of the Company.

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


         21 Subsidiaries of Registrant: List of subsidiaries filed herewith.


         23.1 Reports of Independent Auditors, Richard C. Woodbury, P.C., dated March 8, 2001 regarding Midwest Loan Services, Inc.

                      * Denotes a management compensatory plan or arrangement.

 SIGNATURES

         Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              UNIVERSITY BANCORP, INC.


                              By:      /s/Stephen Lange Ranzini
                                       Stephen Lange Ranzini,
                                       President and Chief Executive Officer

                              Date:    April 8, 2003

                              By:      /s/Nicholas K. Fortson
                                       Nicholas K. Fortson
                                       Chief Financial Officer

                              Date:    April 8, 2003

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature          Title                         Date

/s/Stephen Lange Ranzini   Director, President and
Stephen Lange Ranzini      Chief Executive Officer    April 8, 2003


/s/Robert Goldthorpe       Director, Chairman         April 8, 2003
--------------------
Robert Goldthorpe

/s/Gary Baker               Director                  April 8, 2003
-------------
Gary Baker

/s/Michael Talley           Director                  April 8, 2003
-----------------
Michael Talley

/s/Dr. Joseph L. Ranzini    Director                  April 8, 2003
------------------------
Dr. Joseph Lange Ranzini

/s/Paul Lange Ranzini       Director                  April 8, 2003
---------------------
Paul Lange Ranzini

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

21       Subsidiaries of Registrant.                                   83



23     Report of Independent Auditors, Richard C. Woodbury, P.C.       87

                     Exhibit 21. Subsidiaries of Registrant.


 University Bank, a Michigan state chartered bank
 University Insurance & Investment Services, Inc., a Michigan Corporation
      (100% owned by Bank)
 Midwest Loan Services, Inc., a Michigan Corporation
      (80% owned by University Bank)

                           FORM 10-K 302 CERTIFICATION

I, Stephen Ranzini certify that:

1) I have reviewed this annual report on Form 10-K of University Bancorp, Inc.;
2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

2) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

3) The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




     Date:    April 8,2003               /s/Stephen Lange Ranzini
           ----------------               ----------------------------------
                                          Stephen Lange Ranzini
                                          President and Chief Executive Officer

                           FORM 10-K 302 CERTIFICATION

I, Nicholas K. Fortson certify that:

1) I have reviewed this annual report on Form 10-K of University Bancorp, Inc.;
2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



     Date:    April 8,2003               /s/Nicholas K. Fortson
           ----------------               ----------------------
                                            Nicholas K. Fortson
                                            Chief Financial Officer

                             CERTIFICATION PURSUANT
                           TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of University Bancorp, Inc. (the "Registrant") on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on April 8, 2003, hereof (the "Report"), the undersigned officers certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that: (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.




                                               University Bancorp, Inc


Date:    April 8,2003         By:   /s/ Stephen Lange Ranzini
                                        Stephen Lange Ranzini
                                        President and Chief Executive Officer

                             CERTIFICATION PURSUANT
                           TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


 In connection with the annual report of University Bancorp, Inc. (the "Registrant") on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on April 8, 2003, hereof (the "Report"), the undersigned officers certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:
 (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and



 (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.



                                 University Bancorp, Inc


 Date:    April 8, 2003       By:   /s/ Nicholas K. Fortson
                                    Nicholas K. Fortson
                                    Chief Financial Officer