Form 10-Q
period 2003-03-31
UNIVERSITY BANCORP INC /DE/
filed 2003-05-14
CIK 811211

20


                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   (Mark One)

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2003

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

   Common Stock, $0.01 par value outstanding at April 30, 2003: 3,899,548 shares page 1 of 26 pages

                                    FORM 10-Q

                                TABLE OF CONTENTS


PART I - Financial Information


Item 1. Financial Statements                                          PAGE
                                                                      ----
         Consolidated Balance Sheets                                   3
         Consolidated Statements of Operations                         5
         Consolidated Statement of Comprehensive Income (loss)         7
         Consolidated Statements of Cash Flows                         8
         Notes to the Consolidated Financial Statements                10

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                 12

         Summary                                                       12
         Results of Operations                                         13
         Capital Resources                                             17
         Liquidity                                                     18

Item 3.  Quantitative and Qualitative Disclosures about
           Market Risk                                                 19

PART II - Other Information

         Item 1. Legal Proceedings                                     21
         Item 5. Other Information                                     21
         Item 6. Exhibits & Reports on Form 8-K                        21

Signatures                                                             22
Certifications                                                         23




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

Part I. - Financial Information
Item 1.- Financial Statements

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                March 31, 2003 (Unaudited) and December 31, 2002

                                                March 31,           December 31,
ASSETS                                            2003                   2002
Cash and due from banks                       $  1,841,039        $   2,569,469
Securities available for sale, at market         2,731,539            3,102,838
Federal Home Loan Bank Stock                       848,400              848,400
Loans held for sale, at the lower of cost or
     Market                                      1,274,852            1,550,995
Loans                                           33,036,881           33,192,034
Allowance for loan losses                        (399,012)             (408,219)
                                                -----------          -----------
     Loans, net                                 32,637,869           32,783,815
Premises and equipment, net                      1,682,284            1,720,902
Investment in Michigan BIDCO Inc.                  629,258              629,258
Investment in Michigan Capital Fund LPI            331,244              356,244
Mortgage servicing rights , net                  1,165,866            1,014,939
Real estate owned, net                             718,102              853,198
Accounts receivable                                131,322               72,786
Accrued interest receivable                        121,786              169,811
Prepaid expenses                                   189,007              214,472
Goodwill, net                                      103,914              103,914
Other assets                                       402,275              258,272
                                                -----------          -----------
    TOTAL ASSETS                              $ 44,808,757         $ 46,249,313
                                                ===========          ===========
                                   -Continued-

                            UNIVERSITY BANCORP, INC.
                     Consolidated Balance Sheets (continued)
                March 31, 2003 (Unaudited) and December 31, 2002


                                                March 31,           December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY              2003                   2002
                                             -------------         -------------
Liabilities:
Deposits:
  Demand - non interest bearing               $   1,390,887        $  2,197,567
  Demand - interest bearing                      22,429,122          21,051,588
  Savings                                           443,113             473,894
  Time                                           16,170,397          18,197,407
                                                -----------          -----------
     Total Deposits                              40,433,519          41,920,456
Long term borrowings                                265,000             298,000
Accounts payable                                    365,936             228,062
Accrued interest payable                             79,435              97,068
Other liabilities                                    22,042             189,594
                                                -----------          -----------
     Total Liabilities                           41,165,932          42,733,180
Minority Interest                                   396,692             360,166
Stockholders' equity:
  Common stock, $0.01 par value;
   Authorized - 5,000,000 shares;
    Issued - 4,014,732 shares in 2003 and
         3,947,732 shares in 2002                   40,147               40,147
  Additional paid-in-capital                     5,537,960            5,537,960
  Accumulated deficit                           (1,926,594)          (1,999,846)
  Treasury stock - 115,184 shares in
    2003 and   2002                               (340,530)            (340,530)
  Accumulated other comprehensive loss,
    unrealized losses on securities available
    for sale, net                                  (64,850)             (81,764)
                                                -----------          -----------
     Total Stockholders' Equity                   3,246,133           3,155,967
                                                -----------          -----------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                   $  44,808,757        $ 46,249,313
                                                ===========          ===========

The accompanying notes are an integral part of the consolidated financial statements.

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
            For the Three Month Periods Ended March 31, 2003 and 2002
                                   (Unaudited)

                                                   2003              2002
                                             ---------------- -----------------
Interest income:
  Interest and fees on loans                $        631,339 $         745,429
  Interest and dividends on securities:
   U.S. Government agencies                           35,284            11,312
   Other securities                                   23,250            25,566
  Interest on federal funds and other                  4,987             5,239
                                             ---------------- -----------------
     Total interest income                           694,860           787,546
                                             ---------------- -----------------
Interest expense:
  Interest on deposits:
   Demand deposits                                    91,506            67,281
   Savings deposits                                    1,281             1,089
   Time deposits                                     131,067           207,760
  Short term borrowings                                 -                1,041
  Long term borrowings                                 3,558             5,868
                                             ---------------- -----------------
     Total interest expense                          227,412           283,039
                                             --------------- -----------------
     Net interest income                             467,448           504,507
Provision for loan losses                            105,900            22,500
                                             ---------------- -----------------
     Net interest income after
       provision for loan losses                     361,548           482,007
                                             ---------------- -----------------
Other income:
  Loan servicing and subservicing fees               200,711           258,742
  Initial loan set-up and other fees                 822,085           652,056
  Gain on sale of mortgage loans                     183,705            34,884
  Insurance and investment fee income                 48,048            29,263
  Deposit service charges and fees                    28,127            15,211
  Other                                               39,300            41,487
                                             ---------------- -----------------
     Total other income                            1,321,976         1,031,643
                                             ---------------- -----------------

                                   -Continued-

                      UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (continued)
            For the Three Month Periods Ended March 31, 2003 and 2002
                                   (Unaudited)
                                                   2003              2002
                                             ---------------- -----------------
  Salaries and benefits                     $        785,308 $         723,265
  Occupancy, net                                      88,897            90,325
  Data processing and equipment                      108,226           109,844
  Legal and audit expense                             37,774            37,417
  Consultant fees                                     33,438            51,168
  Mortgage banking expense                           169,563           179,265
  Servicing rights amortization                      102,173            49,439
  Goodwill amortization                                 -                 -
  Advertising                                         25,963            17,161
  Memberships and training                            21,118            22,913
  Travel and entertainment                            27,178            17,202
  Supplies and postage                                45,946            48,849
  Insurance                                           21,574            20,424
  Other operating expenses                           143,114           168,342
                                             ---------------- -----------------
     Total other expenses                          1,610,272         1,535,614
                                             ---------------- -----------------
Income (loss) before income taxes                     73,252          (21,964)
                                             ---------------- -----------------
Income tax expense (benefit)                            -               -
                                             ---------------- -----------------
      Net income (loss)                     $         73,252 $        (21,964)
                                             ================ =================
Basic and diluted income (loss)
   per common share                         $           0.02 $          (0.01)
                                             ================ =================
Weighted average shares outstanding                3,899,548         3,810,326
                                             ================ =================


See accompanying notes to consolidated financial statements (unaudited).

                            UNIVERSITY BANCORP, INC.
             Consolidated Statements of Comprehensive Income (Loss)
            For the Three Month Periods Ended March 31, 2003 and 2002
                                   (Unaudited)

                                                       2003            2002
                                                 --------------    -------------
Net income (loss)                                     $ 73,252       ($21,964)
Other comprehensive income (loss):
          Unrealized gains/(losses) on securities
            available for sale                          16,914       (165,169)
          Less:  reclassification adjustment
            for accumulated (losses)/gains
            included in net income (loss)                 -              -
                                                  -------------   -------------
         Other comprehensive income/(loss),
                before tax effect                       16,914       (165,169)
         Income tax expense (benefit)                     -              -
                                                  -------------   -------------
         Other comprehensive income (loss),
                net of tax                              16,914       (165,169)
                                                   ------------   ------------
Comprehensive income(loss)                             $90,166      ($187,133)
                                                   ============   =============

See accompanying notes to consolidated financial statements (unaudited).

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
            For the three month periods ended March 31, 2003 and 2002

                                                      2003                2002
                                               ------------        ------------
Cash flow from operating activities:
Net income (loss)                               $    73,252       $    (21,964)
Adjustments to reconcile net income (loss)
   to net cash from Operating Activities:
    Depreciation                                     73,653              72,908
    Amortization                                    127,173             (92,650)
    Provision for loan losses                       105,900              22,500
    Gain on mortgage loan sales                    (183,705)            (34,884)
    Originations of mortgage loans              (37,251,962)        (13,775,807)
    Proceeds from mortgage loans sales           37,711,810          14,999,962
    Net accretion on investment securities          (10,887)            (11,312)
    Change in:
      Real estate owned                             135,096             (63,138)
      Other assets                                 (382,149)            179,634
      Other liabilities                             (10,785)            (25,237)
                                                -------------       ------------
     Net cash provided by operating activities      387,396           1,250,012
                                                -------------       ------------
Cash flow from investing activities:
      Purchase of investment securities             (92,567)
      Proceeds from maturities/paydowns of
        investment securites                        491,667                  47
      Loans granted, net of repayments               40,046            (380,050)
      Premises and equipment expenditures           (35,035)            (87,138)
                                                -------------       ------------
       Net cash provided by (used in)
          investing activities                      404,111            (467,141)
                                                -------------       ------------

                                     -Continued-

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
            For the three month periods ended March 31, 2003 and 2002

                                                       2003            2002
                                                --------------    -------------
Cash flow used in financing activities:
      Net (decrease) increase in deposits         (1,486,937)           751,896
      Net (decrease) in short term borrowings         -                 (91,566)
      Principal payments on long term borrowings     (33,000)        (1,033,000)
      Issuance of common stock                        -                  80,000
                                                 -------------      ------------
       Net cash used in financing activities       (1,519,937)         (292,670)
                                                 -------------      ------------
     Net change in cash and cash equivalents         (728,430)          490,201
Cash and cash equivalents:
     Beginning of period                            2,569,469           837,550
                                                 -------------      ------------
     End of period                              $   1,841,039      $  1,327,751
                                                 =============      ============

    Supplemental disclosure of cash flow information:
      Cash paid for interest                    $     245,045      $    604,843

See accompanying notes to consolidated financial statements (unaudited).

                            UNIVERSITY BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1) General

         See Note 1 of the Financial Statements incorporated by reference in the Company's 2002 Annual Report on Form 10-K for a summary of the Company's significant accounting policies.

         The unaudited financial statements included herein were prepared from the books of the Company in accordance with generally accepted accounting principles and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company's 2002 Annual Report on Form 10-K. The current interim periods reported herein are included in the fiscal year subject to independent audit at the end of the year.

         Earnings per share are calculated based on the weighted average number of common shares outstanding during each period as follows: 3,899,548 and 3,810,326 for the three months ended March 31, 2003 and 2002, respectively.

(2) Investment Securities

         The Bank's available-for-sale securities portfolio at March 31, 2003 had a net unrealized loss of approximately $64,000 as compared with a net unrealized loss of approximately $82,000 at December 31, 2002.

Securities available for sale at March 31, 2003(in thousands):

                                             Gross        Gross
                              Amortized     Realized     Unrealized    Fair
                                Cost         Losses       Losses       Value
                             -----------   -----------  -----------  -----------
Stocks and other securities   $   93         $   (11)        $ 0       $   82
                             -----------   -----------  -----------  -----------
U.S. agency mortgage-backed    2,714               0         (64)       2,650
                             ----------    -----------  -----------  -----------
   Total                      $2,807         $   (11)      $ (64)     $ 2,732
                             ==========    ===========   ==========  ===========

Securities available for sale at December 31, 2002

                                             Gross        Gross
                              Amortized    Unrealized    Unrealized     Fair
                                Cost         Gains        Losses        Value
                             -----------   -----------   ----------  -----------
U.S. agency mortgage-backed   $ 3,185        $     0       $ (82)      $ 3,103
                              ==========    ===========   ==========  ==========


(3) Stock options

         At March 31, 2003, the Company has a stock-based employee compensation plan. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. As new options granted were only 10,000 and 0 during the quarters ended March 31, 2003 and 2002, the effect on net income (loss) and earnings

(loss) per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended by FASB Statement No. 148, to stock-based employee compensation was less than $.01 in each of the periods presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This report contains certain forward-looking statements which reflect the Company's expectation or belief concerning future events that involve risks and uncertainties. Among others, certain forward looking statements relate to the continued growth of various aspects of the Company's community banking, merchant banking, mortgage banking and investment activities, and the nature and adequacy of allowances for loan losses. The Company can give no assurance that the expectations reflected in forward-looking statements will prove correct. Various factors could cause results to differ materially from the Company's expectations. Among these factors are those referred to in the introduction to the Company's Management Discussion and Analysis of Financial Condition and Results of Operations which appear as Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, which should be read in conjunction with this Report.

         The above cautionary statement is for the purpose of qualifying for the "safe harbor" provisions of Section 21E of the Securities Exchange Act of 1934.

SUMMARY

         Net income (loss) for the Company for the first quarter of 2003 was $73,252, versus ($21,964) for the same period last year. Community Banking incurred a loss of $137,000 during the current year's first quarter as opposed to a loss of $101,000 from the year before. Compared to the first quarter of 2002, profits at the Bank's subsidiary, Midwest Loan Services, increased 133% in the first quarter of 2003 to $240,000 from $103,000 last year. Income at Community Bank was negatively impacted by an extra $83,000 loan loss allowance and the reversal of $25,000 of income related to some real estate mortgages placed on non-accrual. Income at Midwest Loan Services increased with rapidly increasing mortgage originations and mortgage loans subserviced.

         The following table summarizes the pre-tax income (loss) of each profit center of the Company for the three months ended March 31, 2003 and 2002 (in thousands):

                                           2003              2002
                                           ----              ----

         Community Banking               $ (137)           $ (101)
         Midwest Loan Services              240               103
         Corporate Office                   (30)              (24)
                                         -------           -------
         Total                           $   73            $  (22)
                                         =======           =======

RESULTS OF OPERATIONS

Net Interest Income

         Net interest income decreased 7.3% to $467,448 for the three months ended March 31, 2003 from $504,507 for the three months ended March 31, 2002. Net interest income declined primarily because of a lower earning asset base and lower rates on those assets. The net interest spread decreased from 4.96% in the 2002 to 4.75% in 2003.

Interest income

         Interest income decreased 11.8% to $694,860 in the quarter ended March 31, 2003 from $787,546 in the quarter ended March 31, 2002. An increase in non-accrual loans and other real estate owned was a major component in the decline. Additionally, the rate environment was lower in the first quarter of 2003 than in the same period in 2002. The overall yield on Total Interest Bearing Assets was 7.03% in 2003 as compared to 7.89% in the same period in 2002. The average volume of interest earning assets decreased by $390,722 to $40,086,558 in the 2003 period from $40,477,280 in the 2002 period.

Interest Expense

         Interest expense decreased 19.7% to $227,412 in the three months ended March 31, 2003 from $283,036 in the 2002 period. The decrease was due to principally to a shift from higher cost Time Deposits to lower cost Money Market Accounts. Over the last year, management of the Bank has aggressively pursued building its core deposit base and reducing its dependence on brokered funds. At March 31, 2003 the Bank had $5.9 million in brokered time deposits as compared to $9.9 million at March 31, 2002. The cost of funds decreased to 2.28% in the 2003 period from 2.94% in the 2002 period.

MONTHLY AVERAGE BALANCE SHEET AND INTEREST MARGIN ANALYSIS

         The following table summarizes monthly average balances, revenues from earning assets, expenses of interest bearing liabilities, their associated yield or cost and the net return on earning assets for the three months ended March 31, 2003 and 2002.

                                                 Three Months Ended                            Three Months Ended
                                        -------------------------------------------   ---------------------------------------
                                                      March 31, 2003                              March 31, 2002
                                        -------------------------------------------   ---------------------------------------
                                             Average        Interest     Average          Average       Interest    Average
                                             Balance        Inc(Exp)    Yield (1)         Balance       Inc(Exp)   Yield (1)
Interest Earning Assets:
   Commercial Loans                           $ 18,998,030    $ 357,987      7.64%        $ 17,642,067    $ 373,587    8.59%
   Real Estate Loans                            12,465,046      217,937      7.09%          14,198,972      286,962    8.20%
   Installment/Consumer Loans                    2,500,759       55,415      8.99%           3,661,557       84,880    9.40%
                                             --------------   ----------                 --------------   ----------
      Total Loans                               33,963,835      631,339      7.54%          35,502,596      745,429    8.52%

   Investment Securities                         4,346,189       58,534      5.46%           3,701,285       36,878    4.04%
   Federal Funds & Bank Deposits                 1,776,534        4,987      1.14%           1,273,399        5,239    1.67%
                                             --------------   ----------                 --------------   ----------
      Total Interest Bearing Assets             40,086,558      694,860      7.03%          40,477,280      787,546    7.89%
                                             --------------   ----------                 --------------   ----------
Interest Bearing Liabilities:
   Demand Deposits                               6,558,035       11,894      0.74%           3,816,237       11,364    1.21%
   Savings Deposits                                459,433        1,281      1.13%             376,318        1,089    1.17%
   Time Deposits                                17,498,374      131,067      3.04%          23,070,304      207,760    3.65%
   Money Market Accts                           15,208,816       79,612      2.12%          10,847,090       55,917    2.09%
   Short-term Borrowings                           472,079            0      0.00%             334,722        1,041    1.26%
   Long-term Borrowings                            281,500        3,558      5.13%             662,786        5,868    3.59%
                                             --------------   ----------                 --------------   ----------
      Total Interest Bearing Liabilities        40,478,237      227,412      2.28%          39,107,457      283,039    2.94%
                                             --------------   ----------                 --------------   ----------
Net Earning Assets, net interest
  income, and interest rate spread              $(391,679)    $ 467,448      4.75%          $1,369,823   $ 504,507     4.96%
                                             ==============   ==========                 ==============   ==========

Net Interest Margin                                                          4.73%                                     5.05%

(1) Yield is annualized.

Allowance for Loan Losses

         The provision to the allowance for loan losses was $105,900 for the quarters ended March 31, 2003 and $22,500 for the same period ended in 2002. Net charge-offs totaled $115,107 for the three month period ended March 31, 2003 as compared to $1,820 for the same period in 2002. In 2003, management charged off two non-performing commercial loans with impaired collateral. Illustrated below is the activity within the allowance for the quarter ended March 31 2003 and 2002, respectively.

                                           2003            2002
                                           ----            ----
Balance, January 1                      $ 408,219       $ 579,113
Provision for loan losses                 105,900          22,500
Loan charge-offs                         (117,342)         (4,168)
Recoveries                                  2,235           2,348
                                        ----------      ----------
Balance, March 31                       $ 399,012       $ 599,793
                                        ==========      ==========


                                At March 31, 2003    At December 31, 2002
                                -----------------    --------------------
Total loans (1)                   $33,036,881               $33,192,034
Reserve for loan losses           $   399,012               $   408,219
Reserve/Loans % (1)                     1.21%                     1.23%




         The Bank's overall loan portfolio is geographically concentrated in Ann Arbor, Michigan and the future performance of these loans is dependent upon the performance of a relatively limited geographical area.

The following schedule summarizes the Company's non-performing assets:

                                At March 31, 2003    At December 31, 2002
                                -----------------    --------------------
Past due 90 days and over and still accruing (1):
  Real estate                     $      -               $      -
  Installment                            -                      -
  Commercial                             -                      -
                                         -                      -
                                  -----------            -----------
    Subtotal                             -                      -

Nonaccrual loans (1):
  Real estate                        550,778                102,713
  Installment                         12,716                 67,546
  Commercial                         218,000                509,301
                                  -----------            -----------
    Subtotal                         781,494                679,560
                                  -----------            -----------
Other real estate owned              718,102                853,198
                                  -----------            -----------
Total nonperforming assets        $1,499,596             $1,532,758
                                  ===========            ===========

                              At March 31, 2003        At December 31, 2002
                              -----------------        --------------------
Ratio of non-performing assets
to total loans (1)                    4.54%                    4.62%
                                  =========                =========

Ratio of loans past due over
90 days and non-accrual loans
to loan loss reserve                  196%                      166%
                                  =========                =========
(1) Excludes loans held for sale which are valued at fair market value.


         Other real estate owned at March 31, 2003 and December 31, 2002 includes a commercial development site in Sault Ste. Marie, Michigan. The property is being carried at a value of $150,000. The Bank has a sales contract with a commercial developer who is planning a major development on the site. There is no assurance that a sale of the property will be consummated. A $24,000 single family lot is also under contract to sale. At March 31, 2003, the remaining balance of $544,102 consists of single-family houses. The Bank is anticipating about $40,000 in loan recoveries on prior charge-offs in the near future.

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

Non-Interest Income

         Total non-interest income increased 28.1% to $1,321,976 for the three months ended March 31, 2003 from $1,031,643 for the three months ended March 31, 2002. The increase was primarily due to higher mortgage loan origination activity. In 2003, the rates on mortgages were historically low and this spurred an increase in the re-financing market. Management at the Bank and Midwest aggressively pursued this activity and was able to increase income from initial loan set up and other fess and gain on the sale of mortgage loans.

         At March 31, 2003, the Bank and Midwest owned the rights to service mortgages for Fannie Mae, Freddie Mac and other institutions, most of which was owned by Midwest, an 80% owned subsidiary of the Bank. The balance of mortgages serviced for these institutions was approximately $88 million. The carrying value of these servicing rights was $1,165,866 at March 31, 2003. Based on recent comparable sales and indications of market value from industry brokers, management believes that the current market value of the mortgage servicing rights portfolio approximates cost. Market interest rate conditions can quickly affect the value of mortgage servicing rights in a positive or negative fashion, as long-term interest rates rise and fall. The amortization of these rights is based upon the level of principal pay downs received and expected prepayments of the mortgage loans.

At March 31, 2003, Midwest was subservicing 9,769 mortgages, an increase of 16.9% from 8,372 mortgages at December 31, 2002. During the first quarter of

2003, Midwest originated 619 mortgages, an increase of 32.8% from mortgages in first quarter of 2002.

Non-Interest Expense

         Non-interest expense increased 4.9% to $1,610,271 in the three months ended March 31, 2003 from $1,535,614 for the three months ended March 31, 2002. The increase was due principally to salaries and benefits and the amortization of servicing rights. Servicing rights amortization increased to $102,173 during the three month period ended March 31, 2003 from $49,439 in the same period in 2002. The increase results from a higher volume of servicing rights and due to higher amortizations impacted by the high level of loan principal pay offs due to loan refinancing activity. Midwest was able to refinance 80% of the loans that paid off during the first quarter of 2003, which is substantially better than typical industry experience.


Income Taxes

      Income tax expense (benefit) was $0 in 2003 and 2002. The effective tax rate was 0% for both three month periods ended March 31 due to existence of loss carryforwards resulting from prior years net operating losses. Future tax benefits have not been recognized as their realization is not considered more likely than not.

Capital Resources

         The table below sets forth the Bank's risk based assets, capital ratios and risk-based capital ratios of the Bank. At March 31, 2003, the Bank was considered "well-capitalized".


                                                    March 31, 2003
           TIER 1 CAPITAL                             (in $000s)
 Total Equity Capital                                     $3,431
 Less: Unrealized losses on available-for-Sale
       Securities                                            (65)
 Plus: Minority Interest                                     397
 Less: Other identifiable Intangible Assets                  221
 Total Tier 1 Capital                                      3,672
           TIER 2 CAPITAL
 Allowance for loans & Lease losses                          399
 Less: Excess Allowance                                       -
 Total Tier 2 Capital                                        399
 Total Tier 1 & Tier 2 Capital                            $4,071
                      CAPITAL RATIOS
 Tier 1/Total Average Assets of $45,387                    8.09%
 Tier 1/Total Risk-Weighted Assets of $34,190             10.74%
 Tier 1 & 2/Total Risk-Weighted Assets of $34,190         11.90%

Liquidity

         Bank Liquidity. The Bank's primary sources of liquidity are customer deposits, scheduled amortization and prepayments of loan principal, cash flow from operations, maturities of various investments, borrowings from correspondent lenders secured by securities, residential mortgage loans and/or commercial loans. In addition, the Bank invests in overnight federal funds. At March 31, 2003, the Bank had cash and cash equivalents of $1,841,039. The Bank has a line of credit for $3.5 million from the Federal Home Loan Bank of Indianapolis secured by investment securities and residential mortgage loans and a line of credit for $4.9 million from the Federal Reserve Bank of Chicago secured by commercial loans. In order to bolster liquidity from time to time, the Bank also sells brokered time deposits. At March 31, 2003, the Bank had $5,926,000 of these deposits outstanding.

         Bancorp Liquidity. In an effort to maintain the Bank's Tier 1 capital to assets ratio above at current levels and to increase capital through retained earnings, management does not expect that the Bank will pay dividends to the Company during the first half of 2003, though a dividend may begin in the second half of the year.

         At March 31, 2003, $265,000 in debt was outstanding as compared to $397,000 at March 31, 2002. Long-term borrowings at March 31, 2002 also includes $227,506 of a note payable to another financial institution with respect to a low-income housing partnership investment by University Insurance and Investment Services. This obligation was paid in full by the end of 2002. At March 31, 2003, Bancorp had $84,129 in cash and investments on hand to meet its working capital needs.


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

     The Bank performs a static gap analysis which has limited value as a simulation because of competitive and other influences that are beyond the control of the Bank. The table on the following page details the Bank's interest sensitivity gap between interest-earning assets and interest-bearing liabilities at March 31, 2003. The table is based upon various assumptions of management which may not necessarily reflect future experience. As a result, certain assets and liabilities indicated in the table as maturing or re-pricing within a stated period may, in fact, mature or re-price in other periods or at different volumes. The one-year static gap position at March 31, 2003 was estimated to be ($13,044,000) or -29.11%.

     In addition, management prepares an estimate of sensitivity to immediate changes in short term interest rates. At March 31, 2003, the following impact was estimated on net interest margin in the 12 months following an immediate movement of interest rates:

                                           Effect on Net
                           Rate Change    Interest Margin
                                  -1.00%       3.51%
                                  +1.00%      -3.06%
                                  +3.00%      -9.17%


                         Asset/Liability Position Analysis as of March 31, 2003
                                          (Dollar amounts in Thousands)
                                             Maturing or Repricing in

                                         3 Mos      91 Days to         1 - 3          3 - 5       Over 5      ALL
ASSETS                                  Or Less       1 Year           Years          Years       Years      Other         Total
------                                  -------       ------           -----          -----       -----      -----         -----
    Loans - net                            $ 9,476        $ 2,896          $ 2,211      $14,835    $ 4,113    $ (399)      $33,132
    Non-accrual loans                                     -             -               -           -             781          781
    Securities                                 340            569              226            -      1,597          -        2,732
    Other assets                                 -            600       -               -           -           5,723        6,323
    Cash and Due from
      banks                                  1,103              -                -            -          -        738        1,841
                                      ---------------------------------------------------------------------------------------------
      Total assets                           10,9190        4,065            2,437       14,835      5,710      6,843       44,809
                                      ---------------------------------------------------------------------------------------------

LIABILITIES
-----------
    Time deposits                            7,350          5,006            2,740          674        401          -       16,171
    Demand -interest
      bearing                                7,770           7,770           6,889            -          -          -       22,429
    Demand - non interest                        -              --                            -          -      1,391        1,391
    Savings                                      -              -              443            -          -          -          443
    Long term borrowings                        33             99              133-                      -          -          265
    Other liabilities                            -                                            -          -        864          864
    Stockholders' equity                         -               -               -            -          -      3,246        3,246
                                      ---------------------------------------------------------------------------------------------
      Total liabilities                     15,153         12,875           10,205    674              401      5,501      $44,809
                                      ---------------------------------------------------------------------------------------------
Gap                                          (4,234)       (8,810)         (7,768)       14,161    5,309        1,342
                                      --------------------------------------------------------------------------------
Cumulative gap                              $(4,234)     $(13,044)       $(20,812)     $(6,651)     $(1,342)      $ 0
                                      ================================================================================
Gap percentage                                -9.45%       -29.11%         -46.45%      -14.84%       -2.99%    0.00%
                                      =================================================================================

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



                                           UNIVERSITY BANCORP, INC.

Date:    May 14, 2003                      /s/ Stephen Lange Ranzini
                                           -------------------------
                                           Stephen Lange Ranzini
                                           President and Chief Executive Officer


                                           /s/ Nicholas K. Fortson
                                           -------------------------
                                           Nicholas K. Fortson
                                           Chief Financial Officer

                             10-Q 302 CERTIFICATION

I, Stephen Lange Ranzini certify that:

1) I have reviewed this quarterly report on Form 10-Q of University Bancorp, Inc.;
2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




     Date: May 14, 2003                  /s/Stephen Lange Ranzini
                                          ----------------------------------
                                         Stephen Lange Ranzini
                                         President and Chief Executive Officer

                             10-Q 302 CERTIFICATION

I, Nicholas K. Fortson certify that:

7) I have reviewed this quarterly report on Form 10-Q of University Bancorp, Inc.;
8) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
9) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
10) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

11) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

12) The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




     Date: May 14, 2003                  /s/Nicholas K. Fortson
                                          ----------------------
                                         Nicholas K. Fortson
                                        Chief Financial Officer

                             CERTIFICATION PURSUANT
                           TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of University Bancorp, Inc. (the "Registrant") on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on May 13, 2003, hereof (the "Report"), the undersigned officers certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that: (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.




University Bancorp, Inc


Date:   May 14, 2003
By:    /s/ Stephen Lange Ranzini
       Stephen Lange Ranzini
       President and Chief Executive Officer

                             CERTIFICATION PURSUANT
                           TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the quarterly report of University Bancorp, Inc. (the "Registrant") on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on May 13, 2003, hereof (the "Report"), the undersigned officers certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:
(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and



(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.




University Bancorp, Inc


Date:    May 14, 2003
By:      /s/ Nicholas K. Fortson
         Nicholas K. Fortson
         Chief Financial Officer