Form 10-Q
period 2003-06-30
UNIVERSITY BANCORP INC /DE/
filed 2003-08-14
CIK 811211

19





                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   (Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended June 30, 2003

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

   Common Stock, $0.01 par value outstanding at July 31, 2003 3,914,548 shares


                               Page 1 of 27 pages

                                    FORM 10-Q

                                TABLE OF CONTENTS


PART I - Financial Information


Item 1. Financial Statements                                            PAGE
                                                                        ----
         Consolidated Balance Sheets                                     3
         Consolidated Statements of Operations                           5
         Consolidated Statement of Comprehensive Income (loss)           7
         Consolidated Statements of Cash Flows                           8
         Notes to the Consolidated Financial Statements                 10

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  11

         Summary                                                        11
         Recent Events                                                  12
         Results of Operations                                          12
         Capital Resources                                              18
         Liquidity                                                      19

Item 3.  Quantitative and Qualitative Disclosures about
           Market Risk                                                  20

PART II - Other Information

         Item 1. Legal Proceedings                                      22
         Item 5. Other Information:
                      Parent Company Financial Information              22
         Item 6. Exhibits & Reports on Form 8-K                         22

Signatures                                                              22

Exhibit 1 - Certifications                                              24



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

Part I. - Financial Information
Item 1.- Financial Statements

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                 June 30, 2003 (Unaudited) and December 31, 2002

                                             June 30,              December 31,
ASSETS                                         2003                    2002
Cash and due from banks                    $  1,916,568          $  2,569,469
Securities available for sale, at market      2,300,372             3,102,838
Federal Home Loan Bank Stock                    859,600               848,400
Loans held for sale, at the lower
   of cost or market                          1,538,171             1,550,995
Loans                                        32,522,788            33,192,034
Allowance for loan losses                     (460,165)              (408,219)
                                           -------------          -------------
     Loans, net                              32,062,623            32,783,815
Premises and equipment, net                     815,013             1,720,902
Investment in Michigan BIDCO Inc.               629,258               629,258
Investment in Michigan Capital Fund LPI         306,244               356,244
Mortgage servicing rights, net                  957,379             1,014,939
Real estate owned, net                          680,218               853,198
Accounts receivable                              48,641                72,786
Accrued interest receivable                     104,336               169,811
Prepaid expenses                                182,616               214,472
Goodwill, net                                   103,914               103,914
Other assets                                    464,534               258,272

      TOTAL ASSETS                         $ 42,969,487          $ 46,249,313
                                           =============          =============
                                   -Continued-

                            UNIVERSITY BANCORP, INC.
                     Consolidated Balance Sheets (continued)
                 June 30, 2003 (Unaudited) and December 31, 2002


                                             June 30,              December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY           2003                    2002
                                            -------------          ------------
Liabilities:
Deposits:
  Demand - non interest bearing            $  1,775,007          $  2,197,567
  Demand - interest bearing                  22,756,254            21,051,588
  Savings                                       366,231               473,894
  Time                                       12,335,240            18,197,407
                                           -------------          ------------
     Total Deposits                         37,232,732              41,920,456
Short term borrowings                          991,000                       0
Long term borrowings                           232,000                 298,000
Accounts payable                               290,610                 228,062
Accrued interest payable                        60,464                  97,068
Other liabilities                              444,586                 189,594
                                            -------------          ------------
     Total Liabilities                      39,251,392              42,733,180
Minority Interest                              415,357                 360,166
Stockholders' equity:
  Common stock, $0.01 par value;
   Authorized - 5,000,000 shares;
    Issued - 4,014,732 shares in 2003 and 2002  40,147                  40,147
  Additional paid-in-capital                 5,537,960               5,537,960
  Accumulated deficit                       (1,912,123)             (1,999,846)
  Treasury stock - 115,184 shares in 2003 and
    2002                                      (340,530)               (340,530)
  Accumulated other comprehensive loss,
    unrealized losses on securities available
    for sale, net                              (22,716)                (81,764)
                                            -------------          ------------
     Total Stockholders' Equity              3,302,738               3,155,967
                                            -------------          ------------
TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY               $ 42,969,487           $  46,249,313
                                            =============          ============

The accompanying notes are an integral part of the consolidated financial statements.

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  For the Periods Ended June 30, 2003 and 2002
                                   (Unaudited)

                                                                 For the Three Month                 For the Six Month
                                                                    Period Ended                         Period Ended
                                                                2003             2002               2003              2002
                                                          ----------------- --------------    ----------------- ----------------
 Interest income:
   Interest and fees on loans                                   $  628,429     $  659,319         $  1,259,768     $  1,404,748
   Interest on securities:
    U.S. Government agencies                                        28,047        148,106               63,331          159,418
    Other securities                                                21,267         23,445               44,517           49,011
   Interest on federal funds and other                               3,168          6,861                8,155           12,100
                                                               -------------   -------------      -------------    -------------
     Total interest income                                        680,911        837,731            1,375,771        1,625,277
                                                               -------------   -------------      -------------    -------------
 Interest expense:
   Interest on deposits:
    Demand deposits                                                 97,214         79,131              188,720          146,412
    Savings deposits                                                 1,152          1,163                2,433            2,252
    Time deposits                                                  115,393        165,878              246,460          373,638
 Short term borrowings                                               1,391            311                1,391            1,352
 Long term borrowings                                                3,294          5,691                6,852           11,559
                                                               -------------   -------------      -------------    --------------
      Total interest expense                                       218,444        252,174              445,856          535,213
                                                               -------------   -------------      -------------    --------------
      Net interest income                                          462,467        585,557              929,915        1,090,064
 Provision for loan losses                                          38,500         22,500              144,400           45,000
                                                               -------------   -------------      -------------    -------------
      Net interest income after
        provision for loan losses                                  423,967        563,057              785,515        1,045,064
                                                               -------------   -------------      -------------    -------------
Other income:
   Loan servicing and sub-servicing
     fees                                                          232,682        133,066              433,393          391,808
   Initial loan set up and other fees                            1,068,109        470,929            1,890,194        1,122,985
   Gain on sale of mortgage loans                                  304,808         20,119              488,513           55,003
   Insurance and investment fee income                              33,490         20,550               81,538           49,813
   Deposit service charges and fees                                 29,314         15,522               57,441           30,733
   Other                                                            27,451         21,928               66,751           63,415
                                                               -------------   -------------      -------------    -------------
      Total other income                                         1,695,854        682,114            3,017,830        1,713,757
                                                               -------------   -------------      -------------    -------------
                                   -Continued-


                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  For the Periods Ended June 30, 2003 and 2002
                                   (Unaudited)


                                                                 For the Three Month                  For the Six Month
                                                                   Period Ended                         Period Ended
                                                                 2003               2002             2003             2002
                                                               -------------   -------------      -------------    -------------
Other expenses:
  Salaries and benefits                                         $    826,760   $  692,375         $  1,612,068     $  1,415,640
  Occupancy, net                                                      89,438       92,338              178,335          182,663
  Data processing and equipment
    Expense                                                          115,642      106,654              223,868          216,498
  Legal and audit expense                                             40,597       42,001               78,371           79,418
  Consulting fees                                                     33,319       41,392               66,757           92,560
  Mortgage banking expense                                           219,198      120,595              388,761          299,860
  Servicing rights amortization                                      451,842      218,670              554,015          268,109
  Advertising                                                         33,990       21,822               59,953           38,983
  Memberships and training                                            26,046       26,228               47,164           49,141
  Travel and entertainment                                            33,001       31,539               60,179           48,741
  Supplies and postage                                                58,290       48,508              104,236           97,357
  Insurance                                                           24,080       21,566               45,654           41,990
  Other operating expenses                                           153,146       19,405              296,261          187,747
                                                               -------------   -------------      -------------    ----------------
     Total other expenses                                          2,105,349    1,483,093            3,715,622        3,018,707
                                                               -------------   -------------      -------------    ----------------
Income (loss) before income taxes                                     14,472     (237,922)              87,723         (259,886)
                                                               -------------   -------------      -------------    ----------------
Income tax expense (benefit)                                         -                -                   -                -
                                                               -------------   -------------      -------------    ----------------
    Net Income (loss)                                           $     14,472   $ (237,922)        $     87,723     $   (259,886)
                                                               ==============  ==============     =============    ================
    Preferred stock dividends                                                                         -



                                                               -------------   -------------      -------------    ----------------
    Net income (loss) available to                              $     14,472   $  (237,922)       $     87,723     $   (259,886)
      common shareholders                                      ==============  ==============     =============    ================

Basic and diluted loss per common
  share                                                         $       0.00   $   (0.06)         $      0.02      $     (0.07)
                                                               ==============  ==============     =============    ================
Weighted average shares outstanding                                3,899,548    3,850,130            3,899,548        3,830,338
                                                               ==============  ==============     =============    ================

                         The accompanying notes are an integral part of the
consolidated financial statements.

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                  For the Periods Ended June 30, 2003 and 2002
                                   (Unaudited)


                                                                     For the Three Month              For the Six Month
                                                                       Period Ended                      Period Ended
                                                                   2003            2002              2003              2002
                                                               -------------   -------------      -------------    --------------
Net income (loss)                                               $    14,472     ($237,922)        $   87,723         ($259,886)
Other comprehensive income(loss):
    Unrealized gains (losses) on securities
      available for sale                                              42,134       62,993             59,048          (102,176)
    Less:  reclassification adjustment
      for accumulated (losses)/gains
      included in net loss                                              -            -                   -              -
                                                               -------------   -------------      -------------    --------------

    Other comprehensive income (loss), before
      tax effect                                                      42,134       62,993             59,048          (102,176)
    Income tax expense (benefit)                                        -             -                  -              -
    Other comprehensive income (loss), net
      Of tax                                                          42,134        62,993            59,048          (102,176)
                                                               -------------   -------------      -------------    --------------
Comprehensive income (loss)                                     $     56,606     ($174,929)       $   146,771         $362,062)
                                                               =============   =============      =============    ==============

   The accompanying notes are an integral part of the consolidated financial statements.



                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                         Consolidated Statements of Cash
          Flows For the six month periods ended June 30, 2003 and 2002
                                                                                                   2003                 2002
                                                                                               --------------      --------------
Cash flow from operating activities:
Net income(loss)                                                                                $     87,723        $   (259,886)
Adjustments to reconcile net income (loss) to net cash from Operating Activities:
    Depreciation                                                                                     148,395             146,801
    Amortization                                                                                     604,015             318,109
    Provision for loan losses                                                                        144,900              45,000
    Net (gain) on mortgage loan sales                                                              (488,513)            (55,003)
    Net (accretion) on investment securities                                                        (20,897)           (159,418)
    Met loss on sale of securities                                                                    28,599
    Originations of mortgage loans                                                               (77,817,882)        (22,378,580)
    Proceeds from mortgage loan sales                                                             78,319,219          23,633,612
    Change in:
      Real estate owned                                                                              172,980            (63,138)
      Other assets                                                                                 (592,554)             373,951
      Other liabilities                                                                              (6,724)           (358,761)
                                                                                              --------------      ---------------
       Net cash (used in) provided by operating activities                                           579,261           1,382,269
                                                                                              --------------      ----------------
Cash flow from investing activities:
      Purchase of investment securities                                                             (92,567)
      Proceeds from maturities and pay downs of securities
        available for sale                                                                           892,802              53,333
      Net repayments of loans                                                                        576,292           1,849,887
      Proceeds from sales of investment securities                                                    53,690
      Premises and equipment expenditures                                                           (73,488)           (111,168)
      Proceeds from sale of premises                                                               1,173,833
                                                                                              --------------      ----------------
       Net cash provided by (used in) investing activities                                         2,530,562           1,792,052
                                                                                              --------------      ----------------

                                   -Continued-




                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
             For the six month periods ended June 30, 2003 and 2002
                                                                                                  2003                2002
                                                                                              --------------      -------------
Cash flow used in financing activities:
      Net (decrease) increase in deposits                                                      (4,687,724)          (118,092)
      Net increase (decrease) in short term borrowings                                            991,000            (91,566)
      Principal payments on long term borrowings                                                  (66,000)        (1,033,000)

      Issuance of long term borrowings                                                          -                     20,000
      Issuance of common stock                                                                      -                 80,000
                                                                                              --------------      -------------

       Net cash used in financing activities                                                   (3,762,724)        (1,142,658)
                                                                                              --------------      -------------
                                                                                                 (652,901)         2,031,663
      Net change in cash and cash equivalents Cash and cash equivalents:
     Beginning of period                                                                        2,569,469             837,550
                                                                                              --------------      ------------
     End of period                                                                            $ 1,916,568         $ 2,869,213
                                                                                              ==============      =============

    Supplemental disclosure of cash flow information:
      Cash paid for interest                                                                  $   482,460         $   605,004

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

         Earnings per share are calculated based on the weighted average number of common shares outstanding during each period as follows: 3,899,548 and 3,850,130 for the three months ended June 30, 2003 and 2002, respectively; 3,899,548 and 3,830,338 shares for the six months ended June 30, 2003 and 2002, respectively

(2) Investment Securities

         The Bank's available-for-sale securities portfolio at June 30, 2003 had a net unrealized loss of approximately $22,000 as compared with a net unrealized loss of approximately $82,000 at December 31, 2002.

Securities available for sale at June 30, 2003:

                                                                      Gross        Gross
                                                      Amortized    Unrealized    Unrealized    Fair
                                                        Cost          Gains        Losses      Value
                                                     ----------    -----------  ----------   -----------
U.S. agency mortgage-backed                            $ 2,322        $ 0         $ (22)      $ 2,300
                                                     ==========    ===========  ==========   ===========

Securities available for sale at December 31, 2002

                                                                     Gross         Gross
                                                      Amortized    Unrealized    Unrealized     Fair
                                                        Cost          Gains        Losses       Value
                                                     ----------    ----------   ----------   ----------
U.S. agency mortgage-backed                            $ 3,185        $ 0         $ (82)      $ 3,103
                                                     ==========    ==========   ==========   ===========

(3) Stock options

At June 30, 2003, the Company has a stock-based employee compensation plan. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. As new options granted were only 10,000 and 75,000 during the six month period ended June 30, 2003 and 2002, the effect on net income (loss) and earnings (loss) per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended by FASB Statement No. 148, to stock-based employee compensation was less than $.01 in each of the periods presented.

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

SUMMARY

         For the three months ended June 30, 2003, we had net income of $14,472 compared to a net loss of $237,922 for the three months ended June 30, 2002. In both periods, our income was negatively impacted by impairment write downs on the mortgage servicing rights portfolio of our 80%-owned subsidiary, Midwest Loan Services. However, in 2003 the write down was more than offset by income generated from the high volume of mortgage refinancing which was stimulated by 45-year low mortgage rates. Community Banking improved its results, with a profit of $10,000 from a loss of $21,000 in the prior period.

         Our net income for the first half of 2003 was $87,723, versus a net loss of $259,886 for the same period last year. Community Banking incurred a loss of $127,000 during the current year's first half as opposed to a loss of $122,000 from the year before. Compared to the first half of 2002, profits at the Bank's subsidiary, Midwest Loan Services, increased to $276,000 in 2003 from a loss of $80,000 last year. Income at Midwest Loan Services increased with rapidly increasing mortgage originations and mortgage loans sub-serviced.

         The following table summarizes the pre-tax income (loss) of each profit center of the Company for the three months ended June 30, 2003 and 2002 (in thousands):

Pre-tax income (loss) summary for the three and six months ended June 30, 2003

                                         Three Months  Six Months
         Community Banking                 $ 10          $ (127)
         Midwest Loan Services               36              276
         Corporate Office                   (31)            (61)
                                         -------          -------
         Total                             $ 15          $   88
                                         =======          ========

Pre-tax income (loss) summary for the three and six months ended June 30, 2002

                                            Three Months Six Months
         Community Banking                 $  (21)       $ (122)
         Midwest Loan Services               (183)          (80)
         Corporate Office                     (34)          (58)
                                         -------          -------
         Total                             $ (238)       $  (260)
                                         =======          ========

RECENT EVENTS

         Subsequent to June 30, 2003, Community Banking completed the sale of the Easterday property in Sault Ste. Marie, Michigan, carried on its books as real estate owned, for a profit of $150,015 versus a carrying cost of $150,000. In addition, the bank entered into sales contracts covering each of the two remaining residential properties that made up the balance of the real estate owned account, with no material net gain or loss from the two sales, which sales are scheduled to close prior to August 15, 2003.

RESULTS OF OPERATIONS

Net Interest Income

         Net interest income decreased to 462,467 for the three months ended June 30, 2003 from $585,557 for the three months ended June 30, 2002. Net interest income decline from last year primarily as a result of a lower discount accretions from a U.S Government agency bond. In 2002, rates dropped and the duration period for the bond was shortened causing an acceleration of accreted income. The yield on earning assets decreased from 8.43% to 6.99% while the cost of earning liabilities declined from 2.58% to 2.30%. Overall, the net interest income as a percentage of total average earning assets decreased from 5.90% to 4.74%.

         Net interest income decreased to $929,915 for the six months ended June 30, 2003 from $1,090,064 for the six months ended June 30, 2002. Net interest income declined from a year ago primarily as a result of lower bond income as noted above. The yield on interest earning assets decreased from 8.17% in the 2001 period to 6.97% in the 2003 period. The cost of interest bearing liabilities decreased from 2.76% for the 2002 period to 2.30% for the period ended June 30, 2003. Net interest income as a percentage of total average earning assets decreased from 5.48% to 4.71%.

Interest income

         Interest income decreased to $680,911 in the quarter ended June 30, 2003 from $837,731 in the quarter ended June 30, 2002. The decline resulted from a lower average yield on average earning assets as well as a decline in average earning assets. The average volume of interest earning assets declined to $39,095,202 in the 2003 period from $39,840,081 in the 2002 period. The yield on interest bearing assets declined from 8.43% in 2002 to 6.99% in 2003. The decrease was due to lower income earned on the securities portfolio. During the second quarter of 2002, this portfolio yielded a rate of 18.93%. The yield resulted from accelerated income recognized on a principal-only collateralized mortgage obligation that began to pay down during the quarter, as a result of the drop in long-term interest rates. As the interest rates declined, the expected duration period for this bond was shortened. The decrease in average expected duration stimulated an accelerated accretion of the bond discount. During the 2003 period, the yield on the investment securities was 4.98%

         Interest income decreased to $1,375,771 in the six months ended June 30, 2003 from $1,625,277 in the six months ended June 30, 2002. This decrease resulted from a decline in average earning assets and the yield on average earning assets. The average volume of interest earning assets decreased to $39,783,764 in the 2003 period from $40,124,970 in the 2002 period. The overall yield on earning assets declined to 6.97% from 8.17%. The yield on the investment securities declined to 5.23% in 2003 from 11.46% in 2002 due the accelerated income on the bond described above.

Interest Expense


     Interest expense decreased to $218,444 in the three months ended June 30, 2003 from $252,174 in the 2002 period. The decrease was due to a drop in the yield in 2003 to 2.30% from 2.58% in 2002, a decline in interest bearing liabilities and a favorable shift in the mix of deposits. The yield declined as the interest rate liabilities re-priced in the declining rate environment throughout 2001. The average volume of interest bearing liabilities decreased to $38,047,180 in 2003 from $39,263,061 in 2002. During the second quarter of 2003, lower cost average demand deposits and money market accounts represented 57% of average interest bearing liabilities as compared with 44% for the same period in 2002.

     Interest expense decreased to $445,856 in the six months ended June 30, 2003 from $535,213 in the 2002 period. The decrease was due to a lower yield on the interest rate liabilities, a decrease in volume, and a favorable shift in the mix of deposits. The yield dropped to 2.30% in 2003 from 2.76% in 2002. The volume of interest rate liabilities decreased slightly to $39,027,977 in 2003 from $39,154,375 in 2002. The decrease in volume primarily occurred in time deposits, particularly brokered deposits, and short-term borrowings. The decline in these liabilities was offset by a rise in other interest bearing liabilities and non-interest bearing demand deposits. These liabilities typically have lower rates than brokered deposits.

MONTHLY AVERAGE BALANCE SHEET AND INTEREST MARGIN ANALYSIS

         The following table summarizes monthly average balances, revenues from earning assets, expenses of interest bearing liabilities, their associated yield or cost and the net return on earning assets for the three months and six months ended June 30, 2003 and 2002.




                                               Three Months Ended                        Three Months Ended
                                        -----------------------------------------------------------------------------------------
                                                       June 30, 2003                               June 30, 2002
                                        -----------------------------------------------------------------------------------------
                                                Average         Interest      Average       Average         Interest      Average
                                                Balance         Inc / Exp    Yield (1)      Balance        Inc / Exp     Yield (1)
Interest Earning Assets:
  Commercial Loans                            $ 18,589,768       $366,056      7.90%     $ 18,211,601        $332,133      7.32%
  Real Estate Loans                             13,259,140        220,402      6.67%       13,011,889         247,085      7.62%
  Installment/Consumer Loans                     2,307,156         41,971      7.30%        3,374,049          80,101      9.52%
                                        ----------------------------------          ----------------------------------
      Total Loans                               34,156,064        628,429      7.38%       34,597,539         659,319      7.64%

  Investment Securities                          3,970,355         49,314      4.98%        3,635,201         171,551     18.93%
  Fed. Funds & Bank Deposits                       968,783          3,168      1.31%        1,607,341           6,861      1.71%
                                        ----------------------------------          ----------------------------------
Total Interest Bearing Assets                   39,095,202        680,911      6.99%       39,840,081         837,731      8.43%
                                        ----------------------------------          ----------------------------------

Interest Bearing Liabilities:
   Deposit Accounts:
     Demand                                      5,947,844         14,166      0.96%        5,492,435          13,492      0.99%
     Savings                                       404,971          1,152      1.14%          406,250           1,163      1.15%
     Time                                       15,187,310        115,393      3.05%       20,696,436         165,878      3.21%
     Money Market                               15,813,101         83,048      2.11%       11,970,784          65,639      2.20%
   Short-term Borrowings                           445,454          1,391      1.25%           72,650             311      1.72%
   Long-term Borrowings                            248,500          3,294      5.32%          624,506           5,691      3.66%
                                        ----------------------------------          ----------------------------------
Total Interest Bearing                          38,047,180        218,444      2.30%       39,263,061         252,174      2.58%
        Liabilities
                                        ----------------------------------          ----------------------------------

Net Earning Assets, net
  interest income, and
  interest rate spread                         $ 1,048,022       $462,467      4.69%         $577,020        $585,557      5.86%
                                        ==================================          ==================================

Net Interest Margin                                                            4.74%                                       5.90%
  (1) Yield is annualized.






                                                 Six Months Ended                            Six Months Ended
                                                    June 30,                                     June 30,
                                          ------------------------------------------------------------------------------------------
                                                              2003                                          2002
                                          ------------------------------------------------------------------------------------------
                                                Average         Interest     Average         Average          Interest     Average
                                                Balance        Inc (Exp)    Yield (1)        Balance         Inc (Exp)    Yield (1)
 Interest Earning Assets:
      Loans:
         Commercial                              $18,792,771       $724,043      7.77%         $17,968,833       $705,720      7.92%
         Real Estate                              13,201,950        438,339      6.70%          13,560,871        534,047      7.94%
         Installment/Consumer                      2,243,975         97,386      8.75%           3,469,293        164,981      9.59%
                                          ----------------------------------           -----------------------------------
 Total Loans                                      34,238,696      1,259,768      7.42%          34,998,997      1,404,748      8.09%
      Investment Securities                        4,157,432        107,848      5.23%           3,668,229        208,429     11.46%
      Federal Funds & Bank
         Deposits                                  1,387,636          8,155      1.19%           1,457,744         12,100      1.67%
                                          ----------------------------------           -----------------------------------
 Total Interest Bearing Assets                    39,783,764      1,375,771      6.97%          40,124,970      1,625,277      8.17%
                                          ----------------------------------           -----------------------------------

 Interest Bearing Liabilities:
      Deposit Accounts:
         Demand                                    6,251,254         26,060      0.84%           4,658,966         24,856      1.08%
         Savings                                     432,052          2,433      1.14%             397,921          2,252      1.14%
         Time                                     16,336,457        246,460      3.04%          21,876,814        373,638      3.44%
         Money Market                             15,512,628        162,660      2.11%          11,418,098        121,556      2.15%
      Short-term borrowings                          230,586          1,391      1.22%             169,683          1,352      1.61%
      Long-term borrowings                           265,000          6,852      5.21%             632,893         11,559      3.68%
                                          ----------------------------------           -----------------------------------
           Total Interest Bearing
                Liabilities                       39,027,977        445,856      2.30%          39,154,375        535,213      2.76%
                                          ----------------------------------           -----------------------------------
 Net Earning Assets, net interest
    income, and interest rate
      spread                                      $  755,787       $929,915      4.67%           $ 970,595     $1,090,064      5.41%
                                          ==================================           ===================================

 Net yield on interest-earning assets                                            4.71%                                         5.48%

   (1) Yield is annualized.

Allowance for Loan Losses

         The provision to the allowance for loan losses was $144,400 for the six-month period ended June 30, 2003 and $45,000 for the same period in 2002. The provision was increased to reflect higher delinquencies in the loan portfolio and related charge offs. Net charge-offs totaled $92,454 for the six-month period ended June 30, 2003 as compared to $54,466 for the same period in 2002. Illustrated below is the activity within the allowance for the six-month period ended June 30 2003 and 2002, respectively.

                                                 2003            2002
                                                 ----            ----
Balance, January 1                           $ 408,219       $ 579,113
Provision for loan losses                      144,400          45,000
Loan charge-offs                              (129,969)        (59,581)
Recoveries                                      37,515           5,115
                                            -----------     ------------
Balance, June 30                             $ 460,165       $ 569,647
                                            ===========     ============

                                 At June 30, 2003       At December 31, 2002
Total loans (1)                   $32,522,788               $33,192,034
Reserve for loan losses              $460,165                 $ 408,219
Reserve/Loans % (1)                     1.41%                     1.23%

         The Bank's overall loan portfolio is geographically concentrated in Ann Arbor, Michigan and the future performance of these loans is dependent upon the performance of this relatively limited geographical area.

The following schedule summarizes the Company's non-performing assets:

                              At June 30, 2003            At December 31, 2002
                              ----------------            --------------------
Past due 90 days and over and still accruing (1):
  Real estate                   $    -                      $      -
  Installment                        -                             -
  Commercial                         -                             -
                               --------------               -------------
    Subtotal                         -                             -

Nonaccrual loans (1):
  Real estate (including
    commercial real estate)        1,105,553                   102,713
  Installment                          0                        67,546
  Commercial                         307,507                   509,301
                               --------------               -------------
   Subtotal                       1,413,060                   679,560

                               --------------               -------------
Other real estate owned              680,218                    853,198
                               --------------               -------------

Total non-performing assets       $2,093,273                 $1,532,758
                               ==============               =============

                              At June 30, 2003            At December 31, 2002
                              ----------------            --------------------
Ratio of non-performing assets to total
loans (1)                             6.44%                        4.62%
                               ===============              =============
Ratio of loans past due
over 90 days and nonaccrual
loans to loan loss reserve        307%                             166%
                               ===============              ==============
(1) Excludes loans held for sale which are valued at the lower of cost or fair market value.


         Other real estate owned at June 30, 2003 and December 31, 2002 includes a commercial development site in Sault Ste. Marie, Michigan. The property is being carried at a value of $150,000. Subsequent to June 30, 2003, Community Banking sold the property for $300,000. At June 30, 2003, the remaining balance of $530,218 consists of two single-family houses, both of which are under a contract of sale to close by August 15, 2003.

         Non-accrual loans at June 30, 2003 include two large real estate secured loan relationships in the amount of $870,708 that are in process of foreclosure. Management believes that Community Banking is adequately secured with regard to all of the delinquent real estate loans on non-accrual at June 30, 2003.

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

Non-Interest Income

         Total non-interest income increased to $1,695,854 for the three months ended June 30, 2003 from $682,114 for the three months ended June 30,2002. The increase was primarily due to higher mortgage loan origination activity. In 2003, the rates on mortgages were historically low and this spurred an increase in the re-financing market. Management at the Bank and Midwest aggressively pursued this activity and was able to increase income from initial loan set up and other fess and gain on the sale of mortgage loans.

         In June 2003, Community Banking completed the sale of its headquarters to a development group that intends to construct a $125 million mixed-use community in the Lowertown area of Ann Arbor. Community Banking is leasing its headquarters until its new building is constructed. Community Banking realized a gain of $343,000 on the sale, which gain is being deferred over the next two years, the estimated term of the lease. Under the terms of the deal, Community Banking will purchase 10,000 ft2 in the new complex for $200,000 less than the lower of fair market value or cost, capped to a purchase price of $1,800,000 based on a cost or fair market value of $2,000,000. The new headquarters, which is in a better, more visible location in the same general neighborhood of its existing headquarters, is anticipated to be ready for occupancy in December 2004.

      Total non-interest income increased to $3,017,830 for the six months ended June 30, 2003 from $1,713,757 for the six months ended June 30, 2002. The increase was principally a result of increases in loan origination, loan sub-servicing fee income, and gain on the sale of mortgage loans at Midwest Loan Services.

         At June 30, 2003, Midwest was subservicing 12,632 mortgages, an increase of 51% from 8,372 mortgages at December 31, 2002. During the first half of 2003, Midwest originated 519 mortgages, an increase of 93% from mortgages originated in the first half of 2002.

          Subsequent to June 30, 2003, long-term interest rates rose substantially. This rise would tend to increase the value of mortgage servicing rights and decrease current mortgage loan origination activity.

Non-Interest Expense

         Non-interest expense increased to $2,105,349 in the three months ended June 30, 2003 from $1,483,093 for the three months ended June 30, 2002. The increase was due principally to increases in costs related to high mortgage origination activity. Salaries and benefits, mortgage banking expense, amortization of servicing rights and other operating expenses increased in relationship to activity spurred by a low mortgage rate environment. Servicing rights amortization increased to $451,842 during the three-month period ended June 30, 2003 from $218,670 in the same period in 2002. The increase results from an impairment write down and higher amortizations impacted by a high level of loan principal pay offs due to loan refinancing activity.

         At June 30 2003, the Bank and Midwest owned the rights to service mortgages for Freddie Mac, Fannie Mae and other institutions, most of which was owned by Midwest, which is an 80%-owned subsidiary of the Bank. The value of mortgages serviced for these institutions was approximately $96 million. The carrying value of these servicing rights was $957,379 at June 30, 2003. Based on recent comparable sales and indications of fair value from industry brokers, management believes that the current fair value of the mortgage servicing rights portfolio approximates carrying value. Market interest rate conditions can quickly affect the value of mortgage servicing rights in a positive or negative fashion, as long-term interest rates rise and fall. The amortization of these rights is based upon the level of principal pay downs received and expected prepayments of the mortgage loans.

         Non-interest expense increased to $3,715,621 in the six months ended June 30, 2003 from $3,018,707 for the six months ended June 30, 2002. The increase was primarily the result of increased operating expenses at Midwest Loan Services resulting from high mortgage origination activity.

Capital Resources

         The table below sets forth the Bank's risk based assets, capital ratios and risk-based capital ratios of the Bank. At June 30, 2003, the Bank was considered "well-capitalized".

                                                       June 30, 2003
           TIER 1 CAPITAL                                 (in $000s)
 Total Equity Capital                                       $3,519
 Less: Unrealized losses on available-for-Sale
       Securities                                             (22)
 Plus: Minority Interest                                       415
 Less: Other identifiable Intangible Assets                    200
 Total Tier 1 Capital                                        3,756
           TIER 2 CAPITAL
 Allowance for loans & Lease losses                            414
 Less: Excess Allowance                                         -
 Total Tier 2 Capital                                          414
 Total Tier 1 & Tier 2 Capital                              $4,170
                      CAPITAL RATIOS
 Tier 1/Total Average Assets of $43,747                      8.59%
 Tier 1/Total Risk-Weighted Assets of $33,058               11.36%
 Tier 1 & 2/Total Risk-Weighted Assets of $33,058           12.61%

Liquidity

         Bank Liquidity. The Bank's primary sources of liquidity are customer deposits, scheduled amortization and prepayments of loan principal, cash flow from operations, maturities of various investments, borrowings from correspondent lenders secured by securities, residential mortgage loans and/or commercial loans. In addition, the Bank invests in overnight federal funds. At June 30, 2003, the Bank had cash and cash equivalents of $1,916,568. The Bank's lines of credit include the following:

    o $3.5 million from the Federal Home Loan Bank of Indianapolis secured by investment securities and residential mortgage loans,
    o $5.2 million from the Federal Reserve Bank of Chicago secured by commercial loans, and
    o $775,000 unsecured line of credit from Great Lakes Bankers Bank.

In order to bolster liquidity from time to time, the Bank also sells brokered time deposits. At June 30, 2003, the Bank had $2.1 million of these deposits outstanding.

         Bancorp Liquidity. In an effort to increase the Bank's Tier 1 capital to assets ratio through retained earnings, management does not expect that the Bank will pay dividends to the Company during the balance of 2003. Management intends to increase Bancorp's working capital through the exercise of maturing stock options, and the issuance of additional shares of common stock.

         At June 30, 2003, $232,000 was payable to another financial institution as compared to $397,000 at June 30, 2002. Long-term borrowings at June 30, 2002 also includes $227,506 of a note payable to another financial institution with respect to a low-income housing partnership investment by University Insurance and Investment Services. This obligation was paid in full by the end of 2002. At June 30, 2003, Bancorp had $10,000 in cash and investments on hand to meet its working capital needs.


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

     The Bank performs a static gap analysis that has limited value as a simulation because of competitive and other influences that are beyond the control of the Bank. The table on the following page details the Bank's interest sensitivity gap between interest-earning assets and interest-bearing liabilities at June 30, 2003. The table is based upon various assumptions of management that may not necessarily reflect future experience. As a result, certain assets and liabilities indicated in the table as maturing or re-pricing within a stated period may, in fact, mature or re-price in other periods or at different volumes. The one-year static gap position at June 30, 2003 was estimated to be ($12,124,000) or -28.22%.

In addition, management prepares an estimate of sensitivity to immediate changes in short term interest rates. At June 30, 2003, the following impact was estimated on net interest margin in the 12 months following an immediate movement of interest rates:

                                  Effect on Net
          Rate Change            Interest Margin
                             (% Change)  ($ Change)
               -1.00%         3.22%       $56,000
               +1.00%        -2.77%     ($48,000)
               +3.00%        -8.30%    ($145,000)

A negative 3% change in short-term interest rates is not possible, because the current Fed Funds target rate is set at 1%.


                                                     UNIVERSITY BANK
                                  Asset/Liability Position Analysis as of June 30, 2003
                                             (Dollar amounts in thousand's)
                                                Maturing or Repricing in


                                          3 Mos    91 Days to         1 - 3         3 - 5       Over 5    ALL
ASSETS                                   or Less       1 Year         Years         Years        Years    Other      Total
------                                   -------       ------         -----         -----        -----    -----      -----
    Loans - Net                          $8,719         $2,893        $3,160      $12,378       $5,498     ($460)    $32,188
    Non-Accrual Loans                                        -             -            -            -      1,413      1,413
    Securities                              460          1,215             -            -          625          -      2,300
    Other Assets                              -            600             -            -            -      4,551      5,151
    Cash and Due from Banks                  47              -             -            -            -      1,870      1,917
                                      -----------------------------------------------------------------------------------------
      TOTAL ASSETS                        9,226          4,708         3,160       12,378        6,123      7,374     42,969
                                      -----------------------------------------------------------------------------------------

LIABILITIES
-----------
    Time deposits                         3,435          4,916         2,908          501          575          -     12,335
    Demand -interest bearing              8,292          8,292         6,172            -            -          -     22,756
    Demand - non interest                     -              -                          -            -      1,775      1,775
    Savings                                   -              -           366            -            -          -        366
    Long term borrowings                  1,024             99           100            -            -          -      1,223
    Other Liabilities                         -              -             -            -            -      1,211      1,211
    Equity                                    -              -             -            -            -      3,303      3,303
                                      -----------------------------------------------------------------------------------------
      TOTAL LIABILITIES                  12,751         13,307         9,546          501          575      6,289     42,969
                                      -----------------------------------------------------------------------------------------
 Gap                                     (3,525)        (8,599)       (6,386)       11,877        5,548      1,085        -
                                      =========================================================================================
 Cumulative gap                         ($3,525)      ($12,124)     ($18,510)     ($6,633)     ($1,085)          -
                                      ================================================================================
 Gap percentage                           -8.20%        -28.22%       -43.08%      -15.44%       -2.53%      0.00%
                                      ================================================================================

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



                                                  UNIVERSITY BANCORP, INC.

Date:    August 9, 2003                           /s/ Stephen Lange Ranzini
                                                  -------------------------
                                                  Stephen Lange Ranzini
                                                  President

Date:    August 9, 2003                           /s/Nicholas K. Fortson
                                                  ---------------------------
                                                  Nicholas K. Fortson
                                                  Chief Financial Officer

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




     Date: August 9, 2003                /s/Stephen Lange Ranzini
                                          ----------------------------------
                                         Stephen Lange Ranzini
                                         President and Chief Executive Officer

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




     Date: August 9, 2003                /s/Nicholas K. Fortson
                                          ----------------------
                                         Nicholas K. Fortson
                                        Chief Financial Officer

                                            CERTIFICATION PURSUANT
                                          TO 18 U.S.C. SECTION 1350,
                                            AS ADOPTED PURSUANT TO
                                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of University Bancorp, Inc. (the "Registrant") on Form 10-Q for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on August 9, 2003, hereof (the "Report"), the undersigned officers certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.




 University Bancorp, Inc


Date:    August 9, 2003

 By:   /s/ Stephen Lange Ranzini
       --------------------------
       Stephen Lange Ranzini
       President and Chief Executive Officer

            CERTIFICATION PURSUANT
          TO 18 U.S.C. SECTION 1350,
            AS ADOPTED PURSUANT TO
 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the quarterly report of University Bancorp, Inc. (the "Registrant") on Form 10-Q for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on August 9, 2003, hereof (the "Report"), the undersigned officers certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:
(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and



(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.











University Bancorp, Inc




Date:    August 9, 2003
By:       /s/ Nicholas K. Fortson
         Nicholas K. Fortson
         Chief Financial Officer