Form 10-Q
period 2003-09-30
UNIVERSITY BANCORP INC /DE/
filed 2003-11-14
CIK 811211

28




                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   (Mark One)

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2003

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

 Common Stock, $0.01 par value outstanding at October 31, 2003 3,994,550 shares

                               Page 1 of 28 pages

                                    FORM 10-Q

                                TABLE OF CONTENTS


PART I - Financial Information


Item 1. Financial Statements                                               PAGE
                                                                           ----
         Consolidated Balance Sheets                                          3
         Consolidated Statements of Operations                                5
         Consolidated Statement of Comprehensive Income (loss)                7
         Consolidated Statements of Cash Flows                                8
         Notes to the Consolidated Financial Statements                      10

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                       11

         Summary                                                             11
         Results of Operations                                               12
         Capital Resources                                                   19
         Liquidity                                                           19

Item 3.  Quantitative and Qualitative Disclosures about
           Market Risk                                                       20

PART II - Other Information

         Item 1. Legal Proceedings                                           23
         Item 5. Other Information:
                      Parent Company Financial Information                   23
         Item 6. Exhibits & Reports on Form 8-K                              23

Signatures                                                                   24

Exhibit 1 - Certifications                                                   25



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

Part I. - Financial Information
Item 1.- Financial Statements

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
              September 30, 2003 (Unaudited) and December 31, 2002

                                          September 30,            December 31,
                                              2003                    2002
                                          ------------            -------------
ASSETS
Cash and due from banks                  $   3,728,513           $   2,569,469
Securities available for sale, at market     1,941,725               3,102,838
Federal Home Loan Bank Stock                   859,600                 848,400
Loans held for sale, at the lower
   of cost or market                           594,300               1,550,995
Loans                                       33,585,586              33,192,034
Allowance for loan losses                     (402,690)               (408,219)
                                          -------------           -------------
     Loans, net                             33,185,896              32,783,815
Premises and equipment, net                    811,789               1,720,902
Investment in Michigan BIDCO Inc.              600,000                 629,258
Investment in Michigan Capital Fund LPI        281,244                 356,244
Mortgage servicing rights, net                 988,162               1,014,939
Real estate owned, net                         886,618                 853,198
Accounts receivable                            208,396                  72,786
Accrued interest receivable                    124,148                 169,811
Prepaid expenses                               223,996                 214,472
Goodwill, net                                  103,914                 103,914
Other assets                                   347,254                 258,272
                                          ------------            -------------
      TOTAL ASSETS                       $  44,885,555           $  46,249,313
                                          =============          =============

                                   -Continued-

                            UNIVERSITY BANCORP, INC.
                     Consolidated Balance Sheets (continued)
              September 30, 2003 (Unaudited) and December 31, 2002



                                          September 30,            December 31,
                                              2003                    2002
                                          ------------            -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
  Demand - non interest bearing          $   1,734,079          $    2,197,567
  Demand - interest bearing                 26,622,984              21,051,588
  Savings                                      398,240                 473,894
  Time                                      11,214,832              18,197,407
                                         ------------            -------------
     Total Deposits                         39,970,135              41,920,456
Long term borrowings                           199,000                 298,000
Accounts payable                               386,246                 228,062
Accrued interest payable                        52,559                  97,068
Other liabilities                               76,037                 189,594
Deferred gain on sale of fixed asset           258,821                    -
                                          ------------            -------------
     Total Liabilities                      40,942,798              42,733,180
Minority Interest                              433,172                 360,166
Stockholders' equity:
  Common stock, $0.01 par value;
   Authorized - 5,000,000 shares;
    Issued - 4,109,734 shares in 2003 and
    4,014,732 shares in2002                     41,097                  40,147
  Additional paid-in-capital                 5,633,260               5,537,960
  Accumulated deficit                       (1,800,435)             (1,999,846)
  Treasury stock - 115,184 shares in 2003 and
    2002                                      (340,530)               (340,530)
  Accumulated other comprehensive loss,
    unrealized losses on securities available
    for sale, net                              (23,807)                (81,764)
                                          ------------            -------------
     Total Stockholders' Equity              3,509,585               3,155,967
                                          ------------            -------------
       TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY              $  44,885,555          $    46,249,313
                                          =============          ==============

The accompanying notes are an integral part of the consolidated financial statements.



                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                For the Periods Ended September 30, 2003 and 2002
                                   (Unaudited)
                                                                  For the Three Month                 For the Nine Month
                                                                    Period Ended                         Period Ended
                                                                2003             2002               2003              2002
                                                          ----------------- --------------    ----------------- ----------------
 Interest income:
   Interest and fees on loans                                  $   642,732     $  740,087        $ 1,902,500   $ 2,144,835
   Interest on securities:
    U.S. Government agencies                                         8,178         73,979             71,509       233,397
    Other securities                                                19,004         23,047             63,521        72,058
   Interest on federal funds and other                                 817          2,335              8,972        14,435
                                                          ----------------- --------------    ----------------- ----------------
            Total interest income                                  670,731        839,448          2,046,502     2,464,725
                                                          ----------------- --------------    ----------------- ----------------
 Interest expense:
   Interest on deposits:
    Demand deposits                                                98,850          86,172            287,570       232,584
    Savings deposits                                                1,116           1,195              3,549         3,447
    Time deposits                                                  91,812         147,876            338,272       521,514
    Short term borrowings                                             563           8,184              1,954         9,536
    Long term borrowings                                            2,227           4,803              9,079        16,362
                                                          ----------------- --------------    ---------------- ----------------
      Total interest expense                                      194,568         248,230            640,424       783,443
                                                          ----------------- --------------    ----------------- ----------------
      Net interest income                                         476,163         591,218          1,406,078     1,681,282
 Provision for loan losses                                         22,500          15,000            166,900        60,000
                                                          ----------------- --------------    ----------------- ----------------
      Net interest income after
        provision for loan losses                                 453,663         576,218          1,239,178     1,621,282
                                                          ----------------- --------------    ----------------- ----------------
Other income:
   Loan servicing and sub-servicing
     Fees                                                          280,014        143,033            713,407       534,841
   Initial loan set up and other fees                              964,637        662,521          2,854,831     1,785,506
   Gain on sale of mortgage loans                                  180,492         42,607            669,005        97,610
   Insurance and investment fee income                              45,772         28,888            127,310        78,701
   Deposit service charges and fees                                 28,851         28,555             86,292        59,288
   Net security (losses)/gains                                    (27,623)         69,733           (27,623)        69,733
   Write down of Michigan BIDCO                                   (29,258)         -                (29,258)          -
   Gain on the sale of other real estate
     owned                                                         130,771         -                 130,771          -
   Other                                                           128,242         44,537            194,993       107,952
                                                          ----------------- --------------    ----------------- ----------------
      Total other income                                         1,701,898      1,019,874          4,719,728      2,733,631
                                                          ----------------- --------------    ----------------- ----------------
                                   -Continued-


                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                For the Periods Ended September 30, 2003 and 2002
                                   (Unaudited)


                                                                 For the Three Month                 For the Nine Month
                                                                   Period Ended                         Period Ended
                                                                 2003               2002             2003             2002
                                                          ------------------- ----------------- --------------- -----------------
Other expenses:
  Salaries and benefits                                        $   897,429     $  695,665        $ 2,509,497   $  2,111,305
  Occupancy, net                                                   128,151         83,473            306,486        266,136
  Data processing and equipment
    Expense                                                        139,293        107,373            363,161        323,871
  Legal and audit expense                                           45,768         42,652            124,139        122,070
  Consulting fees                                                   48,987         43,142            115,744        135,702
  Mortgage banking expense                                         217,021        102,338            605,782        402,198
  Servicing rights amortization                                    210,937        142,589            764,952        410,698
  Advertising                                                       39,176          7,216             99,129         46,199
  Memberships and training                                          34,283         20,209             81,447         69,350
  Travel and entertainment                                          22,716         17,693             82,895         66,434
  Supplies and postage                                              70,195         43,103            174,431        140,460
  Insurance                                                         24,026         23,507             69,680         65,497
  Other operating expenses                                         246,140        109,779            542,401        297,526
                                                         ----------------- --------------    ----------------- ----------------
     Total other expenses                                        2,124,122      1,438,739          5,839,744      4,457,446
                                                         ----------------- --------------    ----------------- ----------------
Income tax benefit                                                (80,249)           -              (80,249)            -
                                                         ----------------- --------------    ----------------- ----------------
    Net Income (loss)                                          $   111,688     $  157,353        $   199,411   $   (102,533)
                                                         =================== ============    ================ =================

    Net income (loss) available to
      common shareholders                                      $   111,688     $  157,353        $   199,411   $   (102,533)
                                                          =================== ================= =============== =================
Basic and diluted income(loss) per common                      $      0.03     $     0.09        $      0.05   $      (0.03)
  Share
                                                          =================== ================= =============== =================
Weighted average shares outstanding                              3,951,994      3,875,538          3,917,222      3,845,570
                                                          =================== ================= =============== =================
The accompanying notes are an integral part of the consolidated financial statements.


                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                For the Periods Ended September 30, 2003 and 2002
                                   (Unaudited)


                                                                 For the Three Month            For the Nine Month
                                                                    Period Ended                   Period Ended
                                                                 2003            2002           2003         2002
                                                         --------------------------------------------------------------
Net income (loss)                                                 $111,688    $157,353           $199,411     ($102,533)
Other comprehensive income(loss):
    Unrealized (losses)gains on securities
      available for sale                                            26,532     245,852             85,580      143,676
    Less:  reclassification adjustment
      for accumulated gains(losses)
      included in net income (loss)                                (27,623)     69,733            (27,623)      69,733
                                                          --------------------------------------------------------------
    Other comprehensive (loss)income, before
      tax effect                                                    (1,091)    176,119             57,957       73,943
    Income tax expense (benefit)                                      -            -                 -              -
    Other comprehensive (loss)income, net
      of tax                                                        (1,091)    176,119             57,957       73,943
                                                           --------------------------------------------------------------
Comprehensive income(loss)                                          $110,597    $333,472         $257,368     ($28,590)
                                                           ==============================================================

   The accompanying notes are an integral part of the consolidated financial statements.




                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
          For the nine month periods ended September 30, 2003 and 2002

                                                                    2003                 2002
                                                           --------------------- -------------------
Cash flow from operating activities:
Net income(loss)                                                 $       199,411   $      (102,533)
Adjustments to reconcile net income (loss) to net cash from Operating Activities:
    Depreciation                                                         233,323           217,617
    Amortization                                                         839,952           485,699
    Provision for loan losses                                            166,900            60,000
    Net gain on mortgage loan sales                                     (669,005)          (97,610)
    Gain on sale of fixed assets                                        (154,030)             -
    Net (accretion) on investment securities                              (4,734)         (233,389)
    Net loss(gain)on sale of securities                                   27,623           (69,733)
    Originations of mortgage loans                                  (105,273,623)      (41,785,633)
    Proceeds from mortgage loan sales                                106,899,323        42,343,935
    Change in:
      Real estate owned                                                  (33,420)         (522,638)
      Other assets                                                      (937,953)          253,168
      Other liabilities                                                  143,124          (261,576)
                                                           --------------------- -------------------
       Net cash provided by operating activities                       1,436,891           287,307
                                                           --------------------- -------------------
Cash flow from investing activities:
      Purchase of investment securities                                  (98,326)         (488,705)
      Proceeds from maturities and pay downs of securities
        available for sale                                                59,450         1,034,160
      Loans granted, net of repayments                                  (568,981)        2,667,712
      Proceeds from sales of investment securities                     1,235,182           236,929
      Premises and equipment expenditures                               (155,192)         (174,477)
      Proceeds from sale of premises                                   1,173,833             -
      Net change in Michigan BIDCO equity securities                      29,258             -
                                                           --------------------- -------------------
       Net cash provided by investing activities                       1,675,224         3,275,619
                                                           --------------------- -------------------








                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
          For the nine month periods ended September 30, 2003 and 2002

                                                                    2003                2002
                                                             ------------------- -------------------
Cash flow used in financing activities:
      Net (decrease) increase in deposits                             (1,950,321)           (576,882)
      Net increase (decrease) in short term borrowings                                       (91,566)
      Principal payments on long term borrowings                         (99,000)         (1,119,000)

      Issuance of long term borrowings                                    -                   20,000
      Issuance of common stock                                           96,250              128,412
                                                            ------------------- -------------------

       Net cash used in financing activities                          (1,953,071)         (1,639,036)
                                                             ------------------- -------------------
                                                                       1,159,044           1,923,890
      Net change in cash and cash equivalents Cash and cash equivalents:
     Beginning of period                                               2,569,469             837,550
                                                             ------------------- -------------------
     End of period                                               $     3,728,513      $    2,761,440
                                                             =================== ===================

    Supplemental disclosure of cash flow information:
      Cash paid for interest                                     $       684,933      $      891,155

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

         Earnings per share are calculated based on the weighted average number of common shares outstanding during each period as follows: 3,951,994 and 3,899,538 for the three months ended September 30, 2003 and 2002, respectively; 3,917,222 and 3,899,538 shares for the nine months ended September 30, 2003 and 2002, respectively

(2) Investment Securities

         The Bank's available-for-sale securities portfolio at September 30, 2003 had a net unrealized loss of approximately $23,000 as compared with a net unrealized loss of approximately $82,000 at December 31, 2002.

Securities available for sale at September 30, 2003:

(in Thousands)                                                        Gross            Gross
                                                   Amortized       Unrealized       Unrealized          Fair
                                                     Cost             Gains           Losses            Value
                                                ---------------- ---------------- ---------------- ----------------
U.S. agency mortgage-backed                             $ 1,966              $ 0           $ (24)          $ 1,942
                                                ================ ================ ================ ================

Securities available for sale at December 31, 2002

(in Thousands)                                                        Gross            Gross
                                                   Amortized       Unrealized       Unrealized          Fair
                                                     Cost             Gains           Losses            Value
                                                ---------------- ---------------- ---------------- ----------------
U.S. agency mortgage-backed                             $ 3,185              $ 0           $ (82)          $ 3,103
                                                ================ ================ ================ ================

(3) Stock options

At September 30, 2003, the Company has a stock-based employee compensation plan. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. As new options granted were only 54,000 and 75,000 during the nine month period ended September 30, 2003 and 2002, the effect on net income
(loss) and earnings (loss) per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended by FASB Statement No. 148, to stock-based employee compensation was less than $.01 in each of the periods presented.

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

SUMMARY

         For the three months ended September 30, 2003, the Company had net income of $111,688 compared to net income of $157,353 for the three months ended September 30, 2002.

         Net income for the nine months of 2003 was $199,411, versus a net loss of $102,533 for the same period last year. The net income in 2003 includes an income tax benefit of $80,249. This benefit represents tax credits that are expected to be applied to taxable income. Community Banking incurred a pre-tax loss of $135,000 during the current year's nine months as opposed to pre-tax income of $19,000 from the year before. A drop in the net interest margin accounted for the most of this variance. In contrast, pre-tax income at Midwest Loan Services increased to $365,000 in 2003 from a pre-tax loss of $67,000 last year. Income at Midwest Loan Services increased with rapidly increasing mortgage originations and mortgage loans sub-serviced.

         The following table summarizes the pre-tax income (loss) of each profit center of the Company for the three months ended September 30, 2003 and 2002 (in thousands):

Pre-tax income (loss) summary for the three and nine months ended September 30, 2003

                                            Three Months Nine Months
         Community Banking                  $ (8)          $  (135)
         Midwest Loan Services                89               365
         Corporate Office                    (50)             (111
                                         ----------       ----------
         Total                              $ 31           $   119
                                         ==========       ==========

Pre-tax income (loss) summary for the three and nine months ended September 30, 2002

                                            Three Months Nine Months
         Community Banking                  $141           $    19
         Midwest Loan Services                13               (67)
         Corporate Office                      3               (55)
                                         ----------       ----------
         Total                             $ 157           $  (103)
                                         ==========       ==========

RESULTS OF OPERATIONS

Net Interest Income

         Net interest income decreased to $476,163 for the three months ended September 30, 2003 from $591,218 for the three months ended September 30, 2002. The yield on interest earning assets decreased from 8.55% in the 2002 period to 6.93% in the 2003 period. The cost of interest bearing liabilities decreased from 2.57% in the 2002 period to 2.14% in the 2003 period. Net interest income as a percentage of total average earning assets decreased from 5.98% to 4.78% in 2003. Management is actively addressing the decline in the net yield and is implementing action to mitigate and reverse the trend.


         Net interest income decreased to $1,406,078 for the nine months ended September 30, 2003 from $1,681,282 for the nine months ended September 30, 2002. Net interest income for the nine months in 2003 decline from the previous period because the average yield on earning assets decline at a higher rate than the average yield on interest bearing deposits. The yield on average earning assets dropped from 8.36% in 2002 to 6.93% in 2003. The cost of interest bearing liabilities decreased from 2.70% for the 2002 period to 2.25% for the nine months ended September 30, 2003. The net yield on interest earning assets decreased from 5.70% to 4.76%.

Interest income


         Interest income decreased to $670,731 in the quarter ended September 30, 2002 from $839,448 in the quarter ended September 30, 2002. The average volume of interest earning assets decreased slightly to $38,838,345 in the 2003 period from $38,950,638 in the 2002 period. The yield on interest bearing assets declined from 8.55% in 2002 to 6.93% in 2003. The decrease was due to a general decline in the yield of interest bearing assets which responded to the declining rate environment. Additionally, in third quarter of 2002 the securities portfolio yielded 11.11% as compared with 3.03% in the same period in 2003. In 2002, the high yield resulted from accelerated income recognized on a collateralized mortgage obligation. As interest rates declined, the expected duration period for this bond was shortened. The reduction in the expected duration period stimulated an accelerated accretion of the bond discount. As expected, the shorter duration period resulted in a rapid paydown of the principal balance of the mortgage obligation in 2003. The lower yield in 2003 results from a more stable expected duration period and is more comparable to the yields reported in periods prior to the major reduction in the expected life of the bond.

         Interest income decreased to $2,046,502 in the nine months ended September 30, 2003 from $2,464,725 in the nine months ended September 30, 2002. The average volume of interest earning assets increased slightly to $39,472,132 in the 2003 period from $39,434,253 in the 2002 period. The overall yield on interest bearing assets decreased to 6.93% from 8.36%, in response to a declining interest rate during 2002 and 2003.


Interest Expense

         Interest expense decreased to $194,568 in the three months ended September 30, 2003 from $248,230 in the 2002 period. The decrease was due to a drop in the yield in 2003 to 2.14% from 2.57% in 2002. The yield declined as the interest rate liabilities re-priced in the declining rate environment occurring in 2002 and 2003. Additionally, the lower interest expense was due to lower interest bearing liabilities. The average volume of interest bearing liabilities decreased to $36,391,376 in 2003 from $38,251,051 in 2002. The decrease in volume primarily occurred in time deposits, particularly brokered deposits, and short-term borrowings. The decline in these liabilities was offset by a rise in other interest bearing liabilities and non-interest bearing demand deposits. During the third quarter of 2003, lower cost average demand deposits and money market accounts represented 65% of average interest bearing liabilities as compared with 48% for the same period in 2002.

        Interest expense decreased to $640,424 in the nine months ended September 30, 2003 from $783,443 in the 2002 period. The decrease was due to a lower yield on the interest rate liabilities and by a decrease in the volume of interest bearing liabilities. The yield dropped to 2.25% in 2003 from 2.70% in 2002. As rates dropped in 2002 and 2003, the liabilities re-priced at lower rates. The volume of interest rate liabilities decreased to $38,139,634 in 2003 from $38,844,397 in 2002.



MONTHLY AVERAGE BALANCE SHEET AND INTEREST MARGIN ANALYSIS

         The following table summarizes monthly average balances, revenues from earning assets, expenses of interest bearing liabilities, their associated yield or cost and the net return on earning assets for the three months and nine months ended September 30, 2003 and 2002.




                                               Three Months Ended                        Three Months Ended
                                        -----------------------------------------------------------------------------------------
                                                     September 30, 2003                          September 30, 2002
                                        -----------------------------------------------------------------------------------------
                                             Average         Interest      Average       Average         Interest      Average
                                             Balance         Inc / Exp    Yield (1)      Balance        Inc / Exp     Yield (1)
Interest Earning Assets:
  Commercial Loans                             $17,767,173       $360,362      8.14%      $18,035,906        $392,959      8.64%
  Real Estate Loans                             15,073,193        241,836      6.44%       13,695,408         277,441      8.04%
  Installment/Consumer Loans                     1,873,423         40,534      8.68%        3,190,144          69,687      8.67%
                                         ----------------------------------          ----------------------------------
      Total Loans                               34,713,789        642,732      7.43%       34,921,458         740,087      8.41%

  Investment Securities                          3,600,717         27,182      3.03%        3,464,893          97,026     11.11%
  Fed. Funds & Bank Deposits                       523,839            817      0.63%          564,287           2,335      1.64%
                                        ----------------------------------          ----------------------------------

Total Interest Bearing Assets                   38,838,345        670,731      6.93%       38,950,638         839,448      8.55%
                                        ----------------------------------          ----------------------------------

Interest Bearing Liabilities:
   Deposit Accounts:
     Demand                                      6,645,560         15,775      0.95%        5,985,391          16,175      1.07%
     Savings                                       387,111          1,116      1.16%          418,736           1,195      1.13%
     Time                                       11,670,506         91,812      3.16%       17,458,042         147,876      3.36%
     Money Market                               17,123,064         83,075      1.95%       12,306,332          69,997      2.26%
   Short-term Borrowings                           349,635            563      0.65%        1,507,185           8,184      2.15%
   Long-term Borrowings                            215,500          2,227      4.14%          575,365           4,803      3.31%
                                         ----------------------------------          ----------------------------------
Total Interest Bearing                          36,391,376        194,568      2.14%       38,251,051         248,230      2.57%
        Liabilities
                                        ----------------------------------          ----------------------------------

Net Earning Assets, net
  interest income, and
  interest rate spread                          $2,446,969       $476,163      4.78%         $699,587        $591,218      5.98%
                                        ==================================          ==================================

Net Interest Margin                                                            4.92%                                       6.02%
  (1) Yield is annualized.





                                                 Nine Months Ended                           Nine Months Ended
                                                    September 30,                                September 30,
                                                         2003                                          2002
                                          ------------------------------------------------------------------------------------------
                                                Average         Interest     Average         Average          Interest     Average
                                                Balance        Inc (Exp)    Yield (1)        Balance         Inc (Exp)    Yield (1)
 Interest Earning Assets:
      Loans:
         Commercial                              $18,447,150     $1,084,405      7.86%         $17,991,436     $1,098,679      8.16%
         Real Estate                              13,839,520        680,175      6.57%          13,646,202        811,488      7.95%
         Installment/Consumer                      2,119,100        137,920      8.70%           3,375,221        234,668      9.30%
                                          ----------------------------------           -----------------------------------
 Total Loans                                      34,405,770      1,902,500      7.39%          35,012,859      2,144,835      8.19%
      Investment Securities                        3,969,823        135,030      4.55%           3,201,903        305,455     12.75%
      Federal Funds & Bank
         Deposits                                  1,096,539          8,972      1.09%           1,219,491         14,435      1.58%
                                          ----------------------------------           -----------------------------------
         Total Interest Bearing                    39,472,132      2,046,502     6.93%           39,434,253      2,464,725     8.36%
Assets
                                          ----------------------------------           -----------------------------------
 Interest Bearing Liabilities:
      Deposit Accounts:
         Demand                                    6,384,134         41,835      0.88%           5,105,967         41,031      1.07%
         Savings                                     416,907          3,549      1.14%             404,937          3,447      1.14%
         Time                                     14,764,049        338,272      3.06%          20,387,702        521,514      3.42%
         Money Market                             16,055,339        245,735      2.05%          11,717,429        191,553      2.19%
      Short-term borrowings                          270,705          1,954      0.97%             620,416          9,536      2.06%
      Long-term borrowings                           248,500          9,079      4.88%             607,946         16,362      3.60%
                                          ----------------------------------           -----------------------------------
           Total Interest Bearing
                Liabilities                       38,139,634        640,424      2.25%          38,844,397        783,443      2.70%
                                          ----------------------------------           -----------------------------------

 Net Earning Assets, net interest
    income, and interest rate
      spread                                      $1,332,498     $1,406,078      4.69%            $589,856     $1,681,282      5.66%
                                          ==================================           ===================================

 Net yield on interest-earning assets                                            4.76%                                         5.70%

   (1) Yield is annualized.


New Loan Product

         University Bank has initiated an innovative mortgage alternative loan transaction (MALT(TM)1) origination program to provide persons of the Muslim faith as an alternative to home mortgages to allow homeowners to be compliant with Muslim Law (Sharia'a). Current conventional mortgage products are prohibited by the tenets of the Muslim faith, which forbid the receipt or payment of interest. After six months of preparation, this program originated its first MALT(TM) in July and to date has originated six MALT(TM)s for a total balance of $1.04 million, with an additional 11 MALT(TM)s approved and pending closing. Management's near term goal is to originate 70 MALT(TM)s under the program for a total balance of $12.0 million. If this goal is achieved, the recurring income of the Community Banking division will rise an estimated $480,000 per year, excluding any potential credit losses, with associated expenses of just $5,000 per year, excluding upfront costs of MALT(TM) origination. MALT(TM) origination costs are covered by origination fees paid by the MALT(TM) customers. If the shape of the interest rate curve, which is currently steep, flattens, the profitability of the product could be lower. Based on product market research, there are a total of 66,000 families in Southeastern Michigan that are prospects for this product. In addition, we are in negotiations with a major multinational bank that wishes to purchase MALT(TM)s in blocks of $5 million. For every $10 million in MALT(TM)s originated by the Community Banking division of the Bank under this arrangement, management anticipates that the recurring income of the Community Banking division would increase by $75,000 to $100,000 per year. There is no assurance that this arrangement or the Lehman Brothers deal will be consummated.

Allowance for Loan Losses

         The provision to the allowance for loan losses was $166,900 for the nine-month period ended September 30, 2003 and $60,000 for the same period in 2002. The provision was increased to reflect higher delinquencies in the loan portfolio and related charge offs. Net charge-offs totaled $172,430 for the nine-month period ended September 30, 2003 as compared to $50,154 for the same period in 2002. Illustrated below is the activity within the allowance for the nine-month period ended September 30 2003 and 2002, respectively.

                                                   2003              2002
                                                   ----              ----
Balance, January 1                                $ 408,219       $ 579,113
Provision for loan losses                           166,900          60,000
Loan charge-offs                                   (237,810)        (59,581)
Recoveries                                           65,380           9,427
                                                 -----------     -----------
Balance, September 30                             $ 402,690       $ 588,959
                                                 ===========     ============

                                     At September 30, 2003  At December 31, 2002
                                     ---------------------  --------------------
Total loans (1)                            $33,585,586         $33,192,034
Reserve for loan losses                       $402,690           $ 408,219
Reserve/Loans % (1)                              1.20%               1.23%

         The Bank's overall loan portfolio is geographically concentrated in Ann Arbor, Michigan and the future performance of these loans is dependent upon the performance of this relatively limited geographical area.

The following schedule summarizes the Company's non-performing assets:

                                  At September 30, 2003    At December 31, 2002
                                  ---------------------    --------------------
Past due 90 days and over and still accruing (1):
  Real estate                         $    -                   $      -
  Installment                              -                          -

  Commercial                               -                          -
                                      -----------               -----------
    Subtotal                               -                          -

Nonaccrual loans (1):
  Real estate (including
    commercial real estate)              542,007                  102,713
  Installment                               -                      67,546
  Commercial                             207,801                  509,301
                                      -----------               -----------
    Subtotal                             749,808                  679,560
                                      -----------               -----------
Other real estate owned                  886,618                  853,198
                                      -----------               -----------
Total non-performing assets           $1,636,426               $1,532,758
                                      ============              ============

                                  At September 30, 2003    At December 31, 2002
                                  ---------------------     --------------------
Ratio of non-performing assets to total
loans (1)                                  4.87%                     4.62%
                                      ============              ============

Ratio of loans past due over 90 days and
nonaccrual loans to loan loss reserve       186%                       166%
                                       ============              ============

(1) Excludes loans held for sale which are valued at the lower of cost or fair market value.

         At September 30, 2003, the entire balance of other real estate owner consists of residential real estate.

         Non-accrual loans at September 30, 2003 include real estate secured loan relationships in the amount of $542,007 that are in process of foreclosure. Management believes that Community Banking is adequately secured with regard to all of the delinquent real estate loans on non-accrual at September 30, 2003.

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

Non-Interest Income

         Total non-interest income increased to $1,701,898 for the three months ended September 30, 2003 from $1,019,874 for the three months ended September 30,2002. The increase was primarily due to higher mortgage loan origination activity. In 2003, the rates on mortgages were historically low and this spurred an increase in the re-financing market. Management at the Bank and Midwest aggressively pursued this activity and was able to increase income from initial loan set up and other fees and gain on the sale of mortgage loans.

         In June 2003, Community Banking completed the sale of its headquarters to a development group that intends to construct a $120 million mixed-use community in the Lowertown area of Ann Arbor. Community Banking is leasing its headquarters until its new building is constructed. Community Banking realized a gain of $343,000 on the sale, which gain is being deferred over the next two years, the estimated term of the lease. Under the terms of the deal, Community Banking will purchase 10,000 ft2 in the new complex for $200,000 less than the lower of fair market value or cost, capped to a purchase price of $1,800,000 based on a cost or fair market value of $2,000,000. The new headquarters, which is in a better, more visible location in the same general neighborhood of its existing headquarters, is anticipated to be ready for occupancy in December 2004.

      Total non-interest income increased to $4,719,728 for the nine months ended September 30, 2003 from $2,733,631 for the nine months ended September 30, 2002. The increase was principally a result of increases in loan origination, loan sub-servicing fee income, and gain on the sale of mortgage loans at Midwest Loan Services. The low mortgage rates generated significant activity in the mortgage re-financing category. Income generated from this activity was significantly higher than in the third quarter of 2002.


         At September 30, 2003, Midwest was subservicing 13,896 mortgages, an increase of 66 % from 8,372 mortgages at December 31, 2002. During the nine month period of 2003, Midwest originated 719 mortgages, an increase of 177 % from mortgages originated in the nine month period of 2002. Management anticipates ending this year with twice the mortgages subserviced as at the beginning of the year. The balance of loans subserviced is expected to be over $2 billion.

          Near the end of the third quarter, long-term interest rates rose. This rise would tend to increase the value of mortgage servicing rights and decrease current mortgage loan origination activity.

         Midwest Loan Services is in final negotiations with Lehman Brothers to expand its mortgage origination capabilities for credit unions to include jumbo and non-standard mortgage loans. This would allow Midwest to offer a complete range of mortgage products on a private label basis serviced in the name of the credit union for the life of the loan to its customers. Midwest believes that this would be the first total solution of this type in the credit union industry. Lehman Brothers predicts that this program will generate $8 million in revenue to Midwest over the next five years on a total portfolio of $11 billion in subservicing.

Non-Interest Expense

         Non-interest expense increased to $2,124,122 in the three months ended September 30, 2003 from $1,438,739 for the three months ended September 30, 2002. The increase was due principally to increases in costs related to high mortgage origination activity. Salaries and benefits, mortgage banking expense, amortization of servicing rights and other operating expenses increased in relationship to activity spurred by a low mortgage rate environment.

         Non-interest expense increased to $5,839,744 in the nine months ended September 30, 2003 from $4,457,446 for the nine months ended September 30, 2002. The increase was primarily the result of increased operating expenses at Midwest Loan Services resulting from high mortgage origination activity.

         At September 30 2003, the Bank and Midwest owned the rights to service mortgages for Freddie Mac, Fannie Mae and other institutions, most of which was owned by Midwest, which is an 80%-owned subsidiary of the Bank. The value of mortgages serviced for these institutions was approximately $107 million. The carrying value of these servicing rights was $988,162 at September 30, 2003. Based on recent comparable sales and indications of fair value from an industry broker, management believes that the current fair value of the mortgage servicing rights portfolio approximates carrying value. Market interest rate conditions can quickly affect the value of mortgage servicing rights in a positive or negative fashion, as long-term interest rates rise and fall. The amortization of these rights is based upon the level of principal pay downs received and expected prepayments of the mortgage loans. Amortization expense for the nine months ended September 30,2003 was $764,952 as compared with $410,698 in the same period in 2002.

Capital Resources

         The table below sets forth the Bank's risk based assets, capital ratios and risk-based capital ratios of the Bank. At September 30, 2003, the Bank was considered "well-capitalized".

         The table below sets forth the Bank's risk based assets, capital ratios and risk-based capital ratios of the Bank. At September 30, 2003, the Bank was considered "well-capitalized".

                                                      September 30, 2003
                                                        (in $000s)
            TIER 1 CAPITAL
 Total Equity Capital                                       $3,679
 Less: Unrealized losses on available-for-Sale
       Securities                                             (23)
 Plus: Minority Interest                                       433
 Less: Other identifiable Intangible Assets                    283
 Total Tier 1 Capital                                        3,852
           TIER 2 CAPITAL
 Allowance for loans & Lease losses                            403
 Less: Excess Allowance                                         -
 Total Tier 2 Capital                                          403
 Total Tier 1 & Tier 2 Capital                              $4,255
                      CAPITAL RATIOS
 Tier 1/Total Average Assets of $43,747                      9.19%
 Tier 1/Total Risk-Weighted Assets of $33,058               11.31%
 Tier 1 & 2/Total Risk-Weighted Assets of $33,058           12.49%

Liquidity

         Bank Liquidity. The Bank's primary sources of liquidity are customer deposits, scheduled amortization and prepayments of loan principal, cash flow from operations, maturities of various investments, borrowings from correspondent lenders secured by securities, residential mortgage loans and/or commercial loans. In addition, the Bank invests in overnight federal funds. At September 30, 2003, the Bank had cash and cash equivalents of $3,728,513. The Bank's lines of credit include the following:

o $3.0 million from the Federal Home Loan Bank of Indianapolis secured by investment securities and residential mortgage loans,
o $5.2 million from the Federal Reserve Bank of Chicago secured by commercial loans, and
o $775,000 unsecured line of credit from Great Lakes Bankers Bank.

In order to bolster liquidity from time to time, the Bank also sells brokered time deposits. At September 30, 2003, the Bank had $1.5 million of these deposits outstanding.

         Bancorp Liquidity. In an effort to increase the Bank's Tier 1 capital to assets ratio through retained earnings, management does not expect that the Bank will pay dividends to the Company during the balance of 2003. Management intends to increase Bancorp's working capital through the exercise of maturing stock options, and the issuance of additional shares of common stock.

         At September 30, 2003, $199,000 was payable to another financial institution as compared to $331,000 at September 30, 2002. Long-term borrowings at September 30, 2002 also includes $227,506 of a note payable to another financial institution with respect to a low-income housing partnership investment by University Insurance and Investment Services. This obligation was paid in full by the end of 2002. At September 30, 2003, Bancorp had $9,000 in cash and investments on hand to meet its working capital needs.


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

     The Bank performs a static gap analysis that has limited value as a simulation because of competitive and other influences that are beyond the control of the Bank. The table on the following page details the Bank's interest sensitivity gap between interest-earning assets and interest-bearing liabilities at September 30, 2003. The table is based upon various assumptions of management that may not necessarily reflect future experience. As a result, certain assets and liabilities indicated in the table as maturing or re-pricing within a stated period may, in fact, mature or re-price in other periods or at different volumes. The one-year static gap position at September 30, 2003 was estimated to be ($9,625,000) or -21.44%.

In addition, management prepares an estimate of sensitivity to immediate changes in short term interest rates. At September 30, 2003, the following impact was estimated on net interest margin in the 12 months following an immediate movement of interest rates:

                                        Effect on Net
                        Rate Change     Interest Margin
                                        (% Change)      ($ Change)
                             -1.00%         0.98%         $18,000
                             +1.00%        -0.30%        ($11,000)
                             +3.00%        -0.90%        ($32,000)

A negative 3% change in short-term interest rates is not possible, because the current Fed Funds target rate is set at 1%.



                                 UNIVERSITY BANK
           Asset/Liability Position Analysis as of September 30, 2003
                         (Dollar amounts in thousand's)
                            Maturing or Repricing in


                                          3 Mos    91 Days to         1 - 3         3 - 5       Over 5    ALL
ASSETS                                   or Less       1 Year         Years         Years        Years    Other      Total
------                                   -------       ------         -----         -----        -----    -----      -----
    Loans - Net                              $9,083         $3,847        $4,889      $11,761   $3,259         ($403)    $32,436
    Non-Accrual Loans                                            -             -            -            -        750        750
    Securities                                  381          1,000             -            -          561          -      1,942
    Other Assets                                  -            600             -            -            -      5,429      6,029
    Cash and Due from Banks                   2,542              -             -            -            -      1,187      3,729
                                      -------------------------------------------------------------------------------------------
      TOTAL ASSETS                           12,006          5,447         4,889       11,761        3,820      6,963     44,886
                                      -------------------------------------------------------------------------------------------

LIABILITIES
-----------
    Time deposits                             4,339          2,920         2,956          586          414          -     11,215
    Demand -interest bearing                  9,810          9,810         7,003            -            -          -     26,623
    Demand - non interest                         -              -                          -            -      1,734      1,734
    Savings                                       -              -           398            -            -          -        398
    Long term borrowings                         32            167                          -            -          -        199
    Other Liabilities                             -              -             -            -            -      1,207      1,207
    Equity                                        -              -             -            -            -      3,510      3,510
                                      -------------------------------------------------------------------------------------------
      TOTAL LIABILITIES                      14,181         12,897        10,357          586          414      6,451     44,886
                                      -------------------------------------------------------------------------------------------
 Gap                                        (2,175)        (7,450)       (5,468)       11,175        3,406        512          -
                                      ===========================================================================================
 Cumulative gap                            ($2,175)       ($9,625)     ($15,093)     ($3,918)       ($512)          -
                                      ================================================================================
 Gap percentage                              -4.85%        -21.44%       -33.63%       -8.73%       -1.14%      0.00%
                                      ================================================================================


PART II OTHER INFORMATION

Item 1. Legal Proceedings

         There are no material pending legal proceedings to which the Company or any of its subsidiaries is party or to which any of their properties are subject.


Item 5. Other information

         Parent Company Financial Information

         Certain financial information with respect to University Bancorp, Inc. is presented on page 19

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


                                                    UNIVERSITY BANCORP, INC.

Date:    November 14, 2003                           /s/ Stephen Lange Ranzini
                                                     -------------------------
                                                     Stephen Lange Ranzini
                                                     President

Date:    November 14, 2003                           /s/Nicholas K. Fortson
                                                     ---------------------------
                                                     Nicholas K. Fortson
                                                     Chief Financial Officer

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




     Date: November 14, 2003             /s/Stephen Lange Ranzini
                                          ----------------------------------
                                         Stephen Lange Ranzini
                                         President and Chief Executive Officer

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




     Date: November 14, 2003             /s/Nicholas K. Fortson
                                          ----------------------
                                         Nicholas K. Fortson
                                        Chief Financial Officer

                             CERTIFICATION PURSUANT
                           TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of University Bancorp, Inc. (the "Registrant") on Form 10-Q for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on November 14, 2003, hereof (the "Report"), the undersigned officers certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.




                                               University Bancorp, Inc


Date:    November 14, 2003         By:   /s/ Stephen Lange Ranzini
      ---------------------              --------------------------
                                         Stephen Lange Ranzini
                                         President and Chief Executive Officer

                             CERTIFICATION PURSUANT
                           TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the quarterly report of University Bancorp, Inc. (the "Registrant") on Form 10-Q for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on November 14, 2003, hereof (the "Report"), the undersigned officers certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:
(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and



(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.






                                        University Bancorp, Inc




Date:    November 14, 2003            By:      /s/ Nicholas K. Fortson
                                               Nicholas K. Fortson
                                               Chief Financial Officer