Form 10-K
period 2003-12-31
UNIVERSITY BANCORP INC /DE/
filed 2004-03-30
CIK 811211

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
  OF 1934 for the fiscal year ended December 31, 2003 OR [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the
               transition period from ____________ to ___________

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The number of shares outstanding of the Registrant's Common Stock as of March 22 2004: 4,086,548 shares. The aggregate market value of the voting stock held by non-affiliates of the Registrant based on $2.40 per share, the average bid and asked price for the Registrant's Common Stock on March 22, 2004, as reported by NASDAQ, was approximately $2,617,392.

     * For purposes of this calculation shares of the Registrant held by directors and officers of the Registrant and by other affiliates have been excluded.

                               Page 1 of 86 pages
                 Exhibit index on sequentially numbered page 79

PART I.

Item 1. - Business

General

     University Bancorp, Inc. The Company is a Delaware corporation which operates as a bank holding company for its wholly-owned subsidiary, University Bank. The Company changed its name to University Bancorp, Inc. from Newberry Bancorp, Inc. in 1996, in order to better identify itself with the Bank.

         University Bank. The Bank is a state chartered community bank. The Bank was chartered by the state of Michigan in 1908 and began business in 1890. In 1994, we sold the bank's offices in Newberry, Michigan and Sault Ste. Marie, Michigan. As part of a non-compete agreement with the purchaser of the banks offices, we relocated the Bank's main office to the former offices of its mortgage operation in Sault Ste. Marie, Michigan. In 1995, the Bank changed its name from The Newberry State Bank to University Bank to more closely identify with its current place of business, Ann Arbor, Michigan. Ann Arbor is a university town, home to the University of Michigan and is the largest city in Washtenaw County, just west of the Detroit Metropolitan Statistical Area. The Banks primary market area is defined as the City of Ann Arbor and surrounding areas in greater Washtenaw County.

         Midwest Loan Services. In 1995, University Bank acquired 80% of the common stock of Midwest Loan Services. Midwest specializes in the origination, servicing and subservicing of mortgage loans for various credit unions, financial institutions and mortgage brokers. Most of their servicing and subservicing portfolio is comprised of residential mortgage loans sold to Fannie Mae, Freddie Mac and other private residential mortgage conduits, the most important of which is a jumbo and subprime loan conduit established by Lehman Brothers.

         University Insurance & Investment Services. In 1996, University Bank established an insurance and investment products sales agency. This subsidiary of the Bank, called University Insurance & Investment Services, Inc. (the Agency) is based in the Banks Ann Arbor office. The Agency is licensed by the State of Michigan to sell insurance as agent for licensed insurance companies. A d/b/a of the Agency, University Insurance Center, commenced business in 1999, adding a full service property and casualty insurance agency offering insurance for homes, autos, apartments and businesses in addition to the original products which included life and health care insurance, annuities and mutual fund sales. Employees of the Agency are also licensed to sell investment products such as annuities and mutual funds, and the President of the Bank, who is also Chairman of the Agency, also offers broker-dealer investment services including money management through a clearing arrangement with Equitas America LLC and Pershing, a division of the Bank of New York.

         Michigan BIDCO. In 1993, Stephen Lange Ranzini founded a BIDCO, which is a Business and Industrial Development Company, called Michigan BIDCO, Inc. The BIDCO is licensed by the Michigan Office of Financial and Insurance Services under the State of Michigan BIDCO program. Michigan BIDCO invests in businesses in Michigan with the objective of fostering job growth and economic development. University Bancorp currently owns 6.10% of the BIDCO. The Bank also holds $600,000 of 7.5% cumulative preferred stock of the BIDCO. Subsequent to year end, the BIDCO preferred stock was sold in exchange for a note to a company in which Stephen Lange Ranzini is a shareholder. The note is secured by all assets of the company. The note will be paid off by December 31, 2004.




Employees

         The Company employed 68 full-time equivalents as of March 22, 2004:

                  University Bank, Ann Arbor                23
                  Midwest Loan Services                     41
                  University Insurance & Investment          4


Lines of Business

Deposit Products & Services

              University Bank offers traditional retail savings products and services to its customers. These include demand deposit and NOW interest-bearing checking accounts, money market deposit accounts, regular savings accounts and term deposit certificates ranging in maturity from three to three hundred months. The Bank also offers free access to 24-Hour ATM machines, telephone banking, internet banking, debit cards and Gold VISA accounts. From time to time to raise liquidity, the Bank relies on brokers to sell CDs. At December 31, 2003, the Bank had approximately $1.1 million in CDs issued through brokers. The Bank also offers Sharia compliant profit-sharing deposits for Muslim depositors.

Lending Products

        University Bank offers a range of traditional lending products, including commercial small business loans, residential real estate mortgage loans, home equity loans, commercial real estate mortgage loans, consumer installment loans, and land development and construction loans.

Classifications of the loan portfolio as of December 31, 2003 are as follows:


                                          Amount Outstanding(1)      % of Total
       Commercial, Real Estate & Other           $15,943,127            45.64%
       Residential Construction                    1,270,789             3.64%
       Residential Real estate                    13,140,378            37.62%
       Residential Home equity                     4,219,463            12.08%
       Consumer                                      233,217             0.67%
       Credit Card                                   121,612             0.35%
                                                 -----------           -------
         Gross Loans                             $34,928,586           100.00%
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

        Most of the Banks commercial loans are secured by commercial real estate. Commercial real estate loans have a loan to value ratio typically less than 80% at the time the loan is originated. In no cases is the loan to value ratio for commercial real estate loans greater than 85%. The primary risk of commercial loans is that the area's economy declines and rents decrease while vacancy increases, thereby decreasing the value of the building. If the guarantor suffers a financial reverse, the Bank is then exposed to a loss.

        Residential loans typically have a loan to value ratio less than 80% at the time the loan is originated, unless the borrower's financial position is very strong, in which case a loan to value ratio of up to 90% is considered. To meet the Bank's goals for first time homebuyers, the Bank has originated 97% to 100% loan to value residential loans and currently has about $2 million of these loans in its loan portfolio. Home equity secured residential loans have loan to value ratios of less than 90% at time of origination in the case of fixed rate fully-amortizing loans and 80% for home equity lines of credit, with a few exceptions with higher ratios for borrowers with strong credit. The Bank has also originated $2.65 million of mortgage alternative loan transactions which are Sharia-compliant mortgage alternatives for Muslim customers. The primary risk of residential lending is that home prices drop (typically this occurs during recessions) and borrowers walk away from their home or file for bankruptcy. All of the Banks construction loans are secured by residential properties with a loan to value ratio of 80% or less. The Bank controls the risk of construction lending by performing inspections prior to disbursing interim construction funds to avoid cost overruns.

        The Bank makes very few unsecured loans, typically for borrowers who are multi-millionaires, but even in these cases; the Bank typically takes collateral out of an abundance of caution. Most of the Banks credit card loans are secured by residential properties. Consumer loans are generally secured by vehicles (primarily cars or trucks). The primary risk of these loans is that the value of the car depreciates faster than the loan balance amortizes, and the borrower loses their job or has a severe medical problem in their family. In these circumstances, the collateral could be insufficient to repay the loan if the borrower files for bankruptcy. In addition, if the economy is soft, used vehicle prices tend to deteriorate creating additional risk of insufficient collateral in the event of a default.

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

        Typically with respect to all personal and residential loans, a ratio of total debt payments to total income of all borrowers and guarantors less than 42% is required. With respect to commercial real estate and business loans, a ratio of income to all debt payments of greater than 1.25x is required. Therefore, the Bank typically has both income and asset backing to secure its loans. However, there can always exist valid reasons to have exceptions to each rule. The Bank's loan committee retains the power to take unusual circumstances into account when evaluating each loan request versus the Bank's policies. Loans that are lacking current demonstrated income are classified and increased reserves are established for those loans. Loans that are lacking both current demonstrated income and asset backing are allocated even higher reserves equal to the amount estimated to be realized upon the sale of the collateral less all estimated costs.

Mortgage Banking

         The Bank and Midwest originate internally or via other financial institutions residential home loans that generally qualify for sale to secondary market investors under the underwriting criteria of the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association and the Government National Mortgage Association. Loans purchased or originated internally are either sold directly to FHLMC, FNMA or GNMA, or are pooled into mortgage-backed securities and the securities are sold to investors in the secondary market. With the exception of Midwest Loan Services, the Bank is currently selling the servicing rights on all mortgages originated that are sold to the secondary market. Some residential mortgages are held in the Banks loan portfolio as an investment.

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

Mortgage Subservicing

         Mortgage servicing firms receive monthly payments from loan customers, aggregate and account for these payments, and send the funds to mortgage-backed securities holders, including pension funds and financial institutions. For some mortgage customers, escrow funds are also accumulated, and funds sent to taxing authorities and insurance companies as needed. Mortgage servicers also dun delinquent accounts and foreclose loans, if required. Mortgage servicers receive a fixed monthly fee for performing this service. When these services are performed for the Bank, it is called servicing. When these services are performed for other institutions, it is called subservicing. The Banks 80%-owned subsidiary, Midwest Loan Services, specializes in subservicing residential mortgage loans sold to FNMA and FHLMC and other non-agency private conduits for the account of credit unions, other financial institutions and mortgage brokers.

Investment Securities

         The Bank maintains surplus available funds in investments consisting of short-term money market instruments, U.S. government bonds, U.S. federal agency obligations, mortgage-backed securities backed by federal agency obligations and obligations of local units of government. The Banks President, who is a licensed Registered Representative, manages these investments, and purchase/sale decisions are subject to the review and approval of the Asset Liability Committee of the Bank and the Board of Directors. The securities portfolio provides a source of liquidity to meet Bank operating needs. At December 31, 2003, the portfolio had a net unrealized loss of $38,795 versus a net unrealized loss of $81,764 at December 31, 2002, and $167,112 at December 31, 2001.

         Information regarding securities where cost exceeded more than 10% of the Companys stockholders' equity at December 31, 2002 is as follows:

Issuer                              Coupon       Yield        Final Maturity       Market Value       Amortized Cost
FHLBI equity (1)                       VAR          5.00%         None                   $881,100            $881,100
FNMA CMO 93-205H (2)                   PO           3.37%       9/25/23                   596,514             626,550
GNMA (various)                         VAR          5.19%       6/20/22                 1,040,209           1,048,968
Other                                  VAR              -         VAR                      12,316              12,316



(1) The rate varies quarterly. The Bank is required to maintain the investment in Federal Home Loan Bank of Indianapolis common stock in an amount related to the Bank's single family mortgage related assets and FHLBI advances. Shares can be redeemed or sold at par value to the FHLBI as required from time to time.

(2) This Principal Only strip has an expected average life of about five years. The bond is rated AAA.


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

         The following table shows market share of deposits for Washtenaw County by financial institution for June 2003, June 2002 and June 2001, respectively from the FDIC and National Credit Union Associations annual branch deposit survey.

Washtenaw County Financial Institution Deposits:

                                                           2003           2002            2001
    TCF National                                         14.03%         15.63%          16.16%
    National City                                        12.81%         12.51%          11.93%
    Comerica                                             11.03%         11.08%          11.92%
    Bank One                                              8.79%          8.89%           9.37%
    Keybank                                               6.19%          6.41%           7.23%
    Bank of Ann Arbor                                     6.06%          4.59%           3.94%
    Ann Arbor Commerce                                    5.61%          5.22%           4.87%
    University of Michigan CU                             5.51%          5.21%           4.23%
    Flagstar                                              4.86%          4.91%           5.06%
    Standard Federal                                      4.19%          4.95%           6.22%
    Huron River Area CU                                   3.54%          3.36%           3.09%
    Chelsea State                                         3.09%          3.09%           3.10%
    Citizens                                              2.54%          2.61%           2.82%
    United Bank & Trust                                   2.53%          2.56%           1.40%
    Midwest Financial CU                                  2.41%          2.24%           2.10%
    Republic                                              2.00%          2.27%           2.03%
    Automotive FCU                                        1.28%          1.31%           1.33%
    Bank of Washtenaw                                     1.13%          1.05%           0.64%
    Charter One                                           0.87%          0.67%           0.71%
    University Bank                                       0.76%          0.89%           0.91%
    5 Credit Unions                                       0.76%          0.75%           0.74%

    Total deposits (in billions)                          $4.89          $4.53           $4.34
    Annual Increase                                       8.01%          4.23%           4.40%



        Total deposits in the county increased 8.01% to $4.89 billion from June 2002 to June 2003. Total deposits in the county increased 4.23% to $4.53 billion from June 2001 to June 2002. In attracting deposits, the Banks 0primary competitors for deposits are mutual funds, other commercial banks, credit unions, savings and loans and insurance companies.

         The Banks main office is adjacent to the University of Michigan Hospital complex. The complex employs a total of 7,800 persons. While the Bank competes with all of these financial institutions for loans and deposits and in particular the eight financial institutions that have branch offices in the northeast Ann Arbor market area, the other major competitor in the immediate local deposit market near the Medical Center complex is Midwest Financial Credit Union, formerly known as Hospital & Health Services Credit Union. The Banks main office was formerly the headquarters of this credit union, which moved its office to a new office building three miles from the Medical Center Complex.

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

Mortgage Banking

         The Bank and Midwests retail mortgage origination operations encounter competition for the origination of residential real estate loans primarily from savings institutions, commercial banks, insurance companies and other mortgage banking firms. Many of these firms have a well-established customer and/or borrower client base. Some competitors, primarily savings institutions, insurance companies and commercial banks, have the ability to create unique loan products from time to time because they are able to hold the loans in their own portfolio rather than sell into the secondary market. The Banks ability to hold mortgage loans in our portfolio helps us to compete more effectively. Most loans sold into the secondary market, however, go to the same sources, those being FHLMC, FNMA, and GNMA. Most lenders have access to these secondary market sources; therefore, competition often becomes more a matter of service and pricing than that of product. As a mortgage loan originator and a purchaser of mortgage loans through correspondents, we must be able to compete with respect to the types of loan products offered by competitors to borrowers and correspondents, including the price of the loan in terms of origination fees or fee premium or discount, loan processing costs, interest rates, and the service provided by our staff. An important element to competing is master purchase agreements negotiated periodically with FNMA and FHLMC with low and competitive loan guarantee fees, a wide variety of mortgage programs, and a variety of flexible underwriting criteria. Our ability to secure these master purchase agreements is dependent upon the performance from a quality perspective of loans previously sold to the agencies.

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

         Mortgage Servicing and Subservicing. Servicing competition is somewhat less intense than the loan origination aspect of mortgage banking. Due to net worth and management requirements, many mortgage origination companies do not have the capacity to service loans. Falling interest rates present competitive challenges for the mortgage servicing operation in that mortgagors are more likely to refinance existing mortgages. The quality of service and the ability of the origination operation to compete on price and service are important in retaining these customers by refinancing them internally, rather than losing the refinancing transaction to a competitor. Increased refinancing activity as a result of falling interest rates should decrease profitability of mortgage servicing by increasing amortization charges on purchased mortgage servicing rights.

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



Regulation

      Primary Regulators of University Bancorp. The Company is a bank holding company registered under the Federal Bank Holding Company Act of 1956. The Federal Reserve Bank of Chicago is the Companys primary regulator and the Company is subject to regulation, supervision and examination by the Federal Reserve. The Company is required to file semi-annual reports with the Federal Reserve and other information as required under the rules of the Board of Governors of the Federal Reserve System. Additionally, the Federal Reserve Board possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to bar the payment of dividends by banks and bank holding companies.

        Acquisitions. The Company is generally prohibited from engaging in non-banking activities since it is a bank holding company. The Company cannot acquire more than 5% of the shares of another company engaged in non-banking activities. The Company can only acquire direct or indirect control of more than 5% of the voting shares of a company engaged in a banking related activity with the prior approval by the Federal Reserve Board to acquire these shares or by regulatory exemption. The Federal Reserve Board has identified specific banking related activities in which a bank holding company may engage with notice to the Federal Reserve. The Federal Reserve considers managerial, capital, and other financial factors, including the impact on local competition of any proposal and past performance under the Community Reinvestment Act in acting on acquisition or merger applications. Bank holding companies may acquire other banks located in any state in the United States without regard to geographic restrictions or reciprocity requirements imposed by state law, but subject to certain conditions, including limitations on the aggregate amount of deposits that may be held by the acquiring company and all of its insured depository institution affiliates.

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

      Public Company Regulation. As a NASDAQ small-cap listed firm, the Company is subject to the Sarbanes-Oxley Act, and the extensive regulation imposed by that act with respect to financial reporting and director independence.

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

OtherRegulations. University Bank and its subsidiaries are also subject to various regulations including:

*    the Community Reinvestment Act,
*    the Federal Truth-in-Lending Act,
*    the Home Mortgage Disclosure Act,
*    the Gramm-Leach Bliley Privacy Act
*    the Patriot Act
*    the Check 21 Act
*    the Equal Credit Opportunity Act,
*    the Fair Credit Reporting Act,
*    the Fair Debt Collection Act,
*    the Right to Privacy Act,
*    the Real Estate Settlement Procedures Act,
*    the Bank Secrecy Act,
*    the Electronic Funds Transfer Act,
*    Federal Reserve regulations,
*    State usury laws, and
*    Federal laws concerning interest rates.

Also, University Bank may not engage in any activity not authorized by the Michigan Banking Code unless it is authorized by the Commissioner of the OFIS as being closely related to banking.

         These laws and regulations are primarily intended to protect depositors and the deposit insurance fund of the FDIC, not the Bank nor the Companys stockholders. The following is a summary of certain statutes and regulations affecting University Bank. The following information is qualified in its entirety by reference to the particular statutory and regulatory provisions.

         Various changes to the Federal Deposit Insurance Act (FDIA) are currently proposed in Congress. Any change in applicable laws, regulations or regulatory policies of various governmental regulatory authorities may have a material effect on the Companys business, operations and prospects. Those authorities include, but are not limited to, the Board of Governors of the Federal Reserve System, the FDIC, the Commissioner of the Michigan Office of Financial and Insurance Services, the Internal Revenue Service, and state taxing authorities. The Company is unable to predict the nature or extent of the effects that fiscal or monetary policies, economic controls or new federal or state legislation may have on future business and earnings.

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

     FICO Assessments. Pursuant to federal legislation enacted in 1996, University Bank, as a member of the BIF, is subject to assessments to cover the payments on outstanding obligations of the Financing Corporation (FICO). FICO was created in 1987 to finance the re-capitalization of the Federal

     Savings and Loan Insurance Corporation, the predecessor to the FDIC's Savings Association Insurance Fund (SAIF), which insures the deposits of thrift institutions. Between January 1, 2000 and the maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a pro rata basis. It is estimated that FICO assessments during this period will be less than 0.025% of deposits. In addition, the Federal Home Loan Banks, including the Federal Home Loan Bank of Indianapolis, in which University Bank is an investor, pay 20% of their annual net income to a sinking fund to retire the FICO bonds until they are paid in full.

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

     Consumer Protection Laws. The Bank's business includes making a variety of types of loans to individuals. In making these loans, the Bank is subject to state usury and regulatory laws, and various federal statutes, including:

*    the Equal Credit Opportunity Act,
*    the Fair Credit Reporting Act,
*    the Truth in Lending Act,
*    the Real Estate Settlement Procedures Act, and
*    the Home Mortgage Disclosure Act.

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

         In receiving deposits, the Bank is subject to extensive regulation under State and federal law and regulations, including:

*    the Truth in Savings Act,
*    the Expedited Funds Availability Act,
*    the Bank Secrecy Act,
*    the Electronic Funds Transfer Act and
*    the Federal Deposit Insurance Act

*    The Patriot Act
*    The Check 21 Act
*    The Gram-Leach Bliley Privacy Act.

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

         The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 allowed individual states to "opt-out" of interstate branching authority by enacting appropriate legislation prior to June 1, 1997. Michigan did not opt out, and now permits both U.S. and non-U.S. banks to establish branch offices in Michigan. The Michigan Banking Code permits the following in appropriate circumstances and with the approval of the Commissioner:

* acquisition of all or substantially all of the assets of a Michigan-chartered bank by an FDIC-insured bank, savings bank, or savings and loan association located in another state;
* acquisition by a Michigan-chartered bank of all or substantially all of the assets of an FDIC-insured bank, savings bank or savings and loan association located in another state;
* consolidation of one or more Michigan-chartered banks and FDIC-insured banks, savings banks or savings and loan associations located in other states having laws permitting this consolidation, with the resulting organization chartered by Michigan;
* establishment by a foreign bank, which has not previously designated any other state as its home state under the International Banking Act of 1978, of branches located in Michigan;
* establishment or acquisition of branches in Michigan by FDIC-insured banks located in other states, the District of Columbia or U.S. territories or protectorates having laws permitting Michigan-chartered banks to establish branches in these jurisdictions.

Further, the Michigan Banking Code permits the following, upon written notice to the Commissioner:

* acquisition by a Michigan-chartered bank of one or more branches, not comprising all or substantially all of the assets, of an FDIC-insured bank, savings bank or savings and loan association located in another state, the District of Columbia, or a U.S. territory or protectorate;
* establishment by Michigan-chartered banks of branches located in other states, the District of Columbia, or U.S. territories or protectorates; and
* consolidation of one or more Michigan-chartered banks and FDIC-insured banks, savings banks or savings and loan associations located in other states, with the resulting organization chartered by one of the other states.

         Primary Regulators for Michigan BIDCO. BIDCO is regulated and supervised by the Michigan Department of Commerce, Office of Financial and Insurance Services, Bank & Trust Division. BIDCO is examined annually by the Bank & Trust Division, and is required to make annual filings of financial statements, to maintain a license from the Bureau and to operate under strict rules on transactions with affiliates. Licensing under the terms of the Michigan BIDCO Act conveys certain exemptions upon BIDCO under Michigan law that is beneficial to the operations and investment flexibility of the BIDCO. Most importantly, BIDCO is partially exempt from the state's usury law. As a result, BIDCO can lend money and take equity participation in the firm it lends to, with the result that BIDCO's overall combined yield on the investment and loan can exceed the state's usury limit. The amount of BIDCO's return from the equity participation or contingent payments is excluded from the calculation to determine compliance with the state's usury limits.

         Primary Regulator of Midwest Loan Services. Midwest is an approved seller/servicer of single family mortgage loans for FNMA, FHLMC and HUD Title II
(GNMA), and is subject to their rules, regulations and examinations.

         Primary Regulator of University Insurance & Investment Services. University Insurance & Investment Services is licensed by the State of Michigan's Office of Financial and Insurance Services, Insurance Division as both a life and health and a property casualty insurance agency, and is subject to their rules, regulations and examinations. University Insurance & Investment Services also sells broker-dealer investment products and it and its licensed employees are subject to the rules, regulations and examinations of the National Association of Securities Dealers, the Securities & Exchange Commission, and the Insurance Division of Michigans Office of Financial and Insurance Services.


Item 2.  Properties

Properties

         The Bank leases a building in Ann Arbor, Michigan that is the Bank's main office and sole branch location. The lease ends in June 2005. There are also 5 options to extend for an additional six-months per option. Previously, the building was owned by the Bank. In June 2003, the Bank sold the building to Lowertown Development, LLC (Lowertown) for $1,173,833 at a gain of $342,851. Simultaneously, the Bank entered into a 24 month lease agreement with Lowertown to lease the facility. Lowertown is developing the neighboring area with a major office, retail and apartment development. The Bank has an option to purchase 10,000 square feet of office space in this new development. The gain on the sale of the building is being amortized into to income over the life of the initial lease term.

         The Bank leases a site that includes a registered historic building in Ann Arbor, at the corner of Washtenaw Avenue and Stadium Boulevard as a ATM drive-through location, a BIDCO office and an off-site storage facility. The minimum lease period ends May 2006 with two optional five-year extensions. The Bank also owns 1/3 of the Company which owns the site, Tuomy, LLC.

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







Contractual Obligations

The following table summarizes the existing contractual obligations of the
Company:

                                                Payments Due By Period
                                     Less than      1-3     3-5     More than
                          Total         year       years    years     5 years
                        ----------   ----------  ---------  -------  ---------
Operating leases          $297,400     $185,400    $112,000       $0       $0
Certifcates of deposit  $9,455,982   $5,347,629  $3,392,458 $295,873 $420,022
Long term borrowings      $166,000     $134,000     $32,000       $0       $0
                        ----------   ----------  ---------- -------- ---------
Totals                  $9,919,382   $5,667,029  $3,536,458 $295,873 $420,022
                        ==========   ==========  ========== ======== =========

Item 3. - Legal Proceedings

         At December 31, 2003 the Company had no outstanding legal proceedings that would have a material affect on the financial statements.

Item 4. - Submission of Matters to a Vote of Security Holders

         Not applicable.


PART II.

Item 5. - Market for Registrant's Common Equity and Related Stockholder Matters

Common Stock and Dividend Information

     Our common stock trades on the NASDAQ Small-Cap Market under the symbol UNIB. The high and low sales prices of our common stock as quoted by NASDAQ, for each quarter since January 1, 2002 are listed below:

                                         High               Low
2002
First Quarter                           $1.40              $0.55
Second Quarter                           1.10               0.66
Third Quarter                            1.08               0.71
Fourth Quarter                           1.15               0.56

2003
First Quarter                           $3.00               $0.62
Second Quarter                           2.25               0.91
Third Quarter                            5.73               1.06
Fourth Quarter                           3.38               2.22

2004
First Quarter through March 16          $2.80              $2.05




     These quotations represent inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions. As of the March 22, 2004 we had approximately 360 stockholders including approximately 200 beneficial owners of shares held by brokerage firms or other institutions.

     Our shareholders authorized a 1 for 2 reverse stock split in November 2002, however, management has opted, at this time, not to implement the reverse stock split. No cash dividends have been paid on our common stock. We do not currently anticipate declaring or paying dividends in the first three quarters of 2004. We plan to reevaluate our dividend policy in late 2004.

Certain Sales of Equity Securities

         Not applicable.

Item 6.  Selected Financial Data

                            University Bancorp, Inc.
                 Selected Consolidated Financial and Other Data
                  (Dollars in Thousands Except Per Share Data)

                                                         2003           2002            2001            2000            1999
Summary of operations (1)
Interest income                                         $2,732         $3,194          $3,543          $3,315          $3,195
Interest expense                                           842          1,039           1,805           2,074           1,967
Net interest income                                      1,890          2,155           1,738           1,241           1,228
Provision for loan losses                                  189            100              40             111              93
Net interest income after
  provision for loan losses                              1,701           2,055          1,698           1,130           1,135
Net gain (loss) on securities                             (54)             70              13              18            (15)
Profit(loss)from investment in  Michigan BIDCO
                                                      -               -                 (115)        235                  917
Gain on the sale of mortgage loans                         756            236              67              40              66
Other non-interest income                                5,230          4,205           3,990           2,357           1,321
Non-interest expense                                     7,619          6,291           5,960           4,695           4,116

Income (loss) before tax                                    14            206           (307)           (915)           (692)
Income tax expense (benefit)                              (80)              -               -               -              32
Net income (loss) from
  continuing operations                                     94            206           (307)           (915)           (724)
Net income (loss)                                           94            206           (307)           (915)           (915)

Selected Year End Balances
Total assets                                            43,549         46,249          45,623          47,671          40,823
Loans, net                                              34,474         32,784          34,447          35,644          30,580
Loans, held for sale                                       206          1,551           2,138             268             305
Cash, cash equivalents and
  investment securities                                  4,701          6,521           3,946           5,340           5,919
Deposits                                                38,808         41,920          40,198          38,179          32,051
Short-term borrowings                                        -              -              92           4,094           3,114
Long-term borrowings                                         -            298           1,658             926           2,627
Minority interest                                          445            360             305             283             506
Stockholders' equity                                     3,435          3,156           2,737           2,042           1,950

Per Share Data
Common shares, year-end                                  4,027          3,900           3,753           2,028           2,013
Weighted avg shares, year-end                            3,940          3,859           2,278           2,027           1,994
Cash dividends                                               -              -               -               -               -
Net income (loss) from
continuing operations - basic and diluted                $0.02          $0.05         ($0.13)         ($0.45)         ($0.36)
Net income (loss)- basic and diluted                     $0.02          $0.05         ($0.13)         ($0.45)         ($0.46)
Book value of common shares                              $0.85          $0.81           $0.73           $0.65           $0.97

Selected Ratios
Net yield on earning assets                              4.78%          5.30%           4.37%           3.33%           3.14%
Return on average assets                                 0.22%          0.47%         (0.67%)         (2.06%)         (1.92%)
Return on average equity                                 2.80%          7.43%        (12.49%)        (53.56%)        (36.38%)
Average equity to avg. assets                            7.75%          6.26%           5.38%           3.84%           5.28%

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

                          Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures. On an on-going basis, we evaluate these estimates, including those related to the allowance for loan losses, servicing rights, other real estate owned and deferred tax assets. Estimates are based on historical experience, information received from third parties and on various other assumptions that are believed to be reasonable under the circumstances, which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

ALLOWANCE FOR LOAN LOSSES - The allowance for loan losses is determined based on management estimates of the amount required for losses inherent in the portfolio. These estimates are based on past loan loss experience, known and inherent risks in the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in managements judgment, should be charged-off.

SERVICING RIGHTS - Servicing rights are evaluated quarterly for possible impairment is evaluated based on the fair value of the rights, using independent appraisals and grouping of the underlying loans as to type, term and interest rates. Assumptions as to prepayment speeds and retention rates may change and thereby impact the valuation. Any impairment of a grouping is reported as a valuation allowance.

OTHER REAL ESTATE OWNED -- Real estate properties acquired in collection of a loan are recorded at fair value upon acquisition based on appraisals. Any reduction to fair value from the carrying value of the related loan at the time of foreclosure is accounted for as a loan loss. Subsequent reductions in the value of the real estate owned are charged to earnings when known. Changes in real estate value in the future may impact the carrying value.

DEFERRED TAX ASSETS Deferred tax assets are recorded based on estimates of future taxable income and utilization of existing net operating loss carryforwards. A valuation allowance adjusts deferred tax assets to the net amount that is more likely than not to be realized. Actual results will impact the estimates of these deferred tax assets.


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

        Described below, are the material risks of investing in University Bancorps common stock. Investors should carefully consider these prior to purchasing any shares.

University Bank Has Incurred Significant Losses And May Never Achieve Sustained Profitability

     University Bank's operations were relocated to Ann Arbor in 1996. University Bank has a history of losses and prior to 2002 incurred substantial operating losses. The Banks future profitability is not assured. Management of the Bank believes that as the size of loan portfolio and retail deposits increase that the Bank should become more profitable, but there is no assurance that expenses will not rise at a faster rate than expected as the Bank grows. There is no assurance that University Bank will grow to a size that will enable it to sustain profitability. University Bancorp had an accumulated deficit from operations of $1,905,404 at December 31, 2003.

     The Companys Stock Is Controlled By Insiders Of The Company, Which May Not Provide You With The Best Possible Return On Your Investment

     Insiders hold a majority of the shares outstanding of the Company. The Ranzini Group (Mr. Stephen Lange Ranzini, Dr. Joseph Lange Ranzini, Mr. Paul Lange Ranzini, Orpheus Capital, L.P. and the Ranzini Family Trust dated 12/20/89) beneficially owns 2,995,968, or 74.41% of the issued and outstanding shares at March 22, 2004. These individuals are able to exert a significant measure of control over University Bancorps affairs and policies. This control could be used, for example, to help prevent an acquisition of University Bancorp, precluding shareholders from possibly realizing any possible premium that may be offered for the common stock by a potential acquirer.

     Your Ownership Of The Company May Be Further Diluted If The Bank Requires Additional Capital

     There can be no assurance that the Bank will not need additional capital in the future to support the Bank's growth or to counter operating losses. Funds necessary to meet the Banks working capital needs and to finance its expansion might not be available. If additional equity securities are needed to finance future expansion, such sale could result in significant dilution to the existing shareholders.

     The Small Size Of University Bank Limits Its Ability To Compete With Larger Financial Institutions

     University Bank faces strong competition for deposits, loans and other financial services from numerous Michigan and out-of-state banks, thrifts, credit unions and other financial institutions. Some of the financial institutions with which University Bank competes with are not subject to the same degree of regulation as University Bank is. Many of these financial institutions aggressively compete for business in the Ann Arbor area. Most of the Banks competitors have been in business for many years, have established customer bases, have numerous branches, have substantially higher lending limits, and offer certain services that we do not provide. The dominant competitors in the Ann Arbor area are TCF National Bank, National City Bank, Comerica Bank, Bank One and Key Bank. There can be no assurance that University Bank will be able to compete effectively with these competitors unless it can continue to grow its operations.


The Year Ended December 31, 2003 Compared to the Years Ended December 31, 2002 and 2001

Summary of Results of Operations

        The Companys net income was $94,442 versus $205,598 in 2002 and a net loss of $306,573 in 2001. Basic and diluted earnings (loss) per share from continuing operations for 2003, 2002 and 2001 were $0.02, $0.05 and $(0.13), respectively.
         The net income in 2003 includes an income tax benefit of $80,000. This benefit represents a portion of the net operating loss carry-forward benefit that Management reasonably expects to utilize in 2004 against future taxable income. Overall, the Company has a net deferred tax asset of $1,571,790, however a valuation allowance for deferred tax assets of $1,491,790 has been established, leaving a net deferred tax asset of $80,000.
         Community Banking incurred a pre-tax loss of $301,000 during the current year as opposed to pre-tax income of $20,000 from the year before. A drop in the net interest margin and an increase in the provision for loan losses accounted for the most of this variance. In contrast, pre-tax income at Midwest Loan Services increased to $426,000 in 2003 from a $281,000 last year. Income at Midwest Loan Services increased with rapidly increasing mortgage originations and an 80% increase in mortgage loans sub-serviced.

         The operations of the Company showed significant progress in 2002 as compared to 2001 as a result of an aggressive cost cutting program at the bank as well as efforts to increase income. Net income increased 167.06% over the 2001 results. Fourth quarter 2002 net income established a new record of $308,130 or $0.08 per share compared to a loss of ($183,906) or ($0.06) per share for the comparable quarter in 2001. Return on average shareholders equity was 7.43% for the year ended December 31, 2002 compared to a negative 12.49% for the year ended December 31, 2001. Return on average assets for the same comparable years were 0.47% and (0.67%), respectively.

      The following table summarizes the pre-tax income (loss) of each profit center of the Company for the years ended December 31, 2003, 2002, and 2001 (in thousands):


Twelve months ended December 31, 2003, 2002 and 2001 Pre-tax Income (Loss)
Summary
                                           2003         2002       2001
        Community Banking                  $(301)      $  20      $(414)
        Midwest Loan Services                426         281        237
        Merchant Banking (Michigan BIDCO)      0           0       (115)
        Corporate Office                    (111)        (95)       (15)
                                           ------      ------     ------
        Total                              $  14       $  206     $(307)
                                           ======      ======     ======



        Net Interest Income

         For 2003, net interest income declined 12.29% year-over-year, falling to $1.9 million for the year ended December 31, 2003 compared to $2.2 million the prior year. During 2002 and 2003 short term interest rates remained at 45-year lows while long-term interest rates showed a decline. Net interest income for 2003 declined from the previous period because the average yield on earning assets declined at a higher rate than the average yield on interest bearing deposits. The yield on average earning assets dropped from 7.85% in 2002 to 6.91% in 2003. The cost of interest bearing liabilities decreased from 2.66% for the 2002 period to 2.21% for the year ended December 31, 2003. The net yield on interest earning assets decreased from 5.30% to 4.78%. Management is actively addressing the decline in the net yield and is implementing action to mitigate and reverse the trend by attracting lower cost deposits. During the fourth quarter of 2003, net interest income was $483,000, slightly higher than any quarter during the year and higher than the fourth quarter 2002 net interest income of $473,000. This positive trend has continued into the first quarter of 2004.
         For 2002, net interest income improved 23.99% year-over-year, rising to $2.2 million for the year ended December 31, 2002 compared to $1.7 million the prior year. For the fourth quarters ended December 31, 2002 and 2001, net interest income was $473,000 and $424,000, respectively, an improvement of 11.71%. While Community Banking experienced a decline in interest on loans during the record low interest rate environment of the past year, it enjoyed a 38.18% increase in interest on securities and a 42.42% savings in interest expense. Expanding the base of core deposits also allowed us to realize a 76.95% reduction in interest expense on other borrowings. The average yield on interest rate liabilities declined 41% to 2.66% in 2002 from 4.54% in 2001. The average yield on interest bearing assets decreased to 7.85% from 8.91% in 2001. The spread between the average yield on rate sensitive assets and liabilities rose from 4.37% in 2001 to 5.19% in 2002. Additionally, the net interest income was positively affected in 2002 by higher volume of earning assets. Total interest bearing assets increased by $0.91 million to $40.67 million in 2002 from $39.76 million in 2001. For the year ended December 31, 2002, the Banks net interest margin expanded to 5.30% compared to 4.37% for the previous year.
      The following tables present for the average balances, the interest earned or paid, and the weighted average yield for the period indicated:

NET INTEREST INCOME


                                                                                              2003
                                                        ------------------------------------------------------------------
                                                                            Average           Interest         Average
                                                                            Balance           Inc(Exp)          Yield
                                                        ------------------------------------------------------------------
  Interest Earning Assets:
          Commercial Loans                                                   $18,283,474        $1,450,349          7.93%
          Real Estate Loans (1)                                               14,353,880           928,763          6.47%
          Installment Loans                                                    2,102,820           175,398          8.34%
                                                                            ------------        ----------       ---------
              Total Loans                                                     34,740,174         2,554,510          7.35%
                                                                            ------------        ----------       ---------

     Investment Securities                                                     3,789,545           165,571          4.37%
     Federal Funds & Bank Deposits                                               982,244            12,018          1.22%
                                                                            ------------        ----------       ---------

          Total Interest Bearing
             Assets                                                           39,511,963         2,732,099          6.91%
                                                                            ------------        ----------       ---------
Interest Bearing Liabilities:
     Deposit Accounts:
         Demand                                                                6,365,212            56,167          0.88%
         Savings                                                                 409,633             4,634          1.13%
         Time                                                                 13,658,810           420,932          3.08%
         Money Market Accts                                                   17,220,500           344,827          2.00%
         Short-term Borrowings                                                   227,063             2,933          1.29%
         Long-term Borrowings                                                    232,000            12,144          5.23%
                                                                            ------------        ----------       ---------
      Total Interest Bearing
            Liabilities                                                       38,113,218           841,637          2.21%
                                                                            ------------        ----------       ---------
Net earning assets, net interest
   income, and interest rate spread                                          $ 1,398,745        $1,890,462          4.70%
                                                                            ============        ===========      ==========

Net yield on interest-earning assets                                                                                4.78%
                                                                                                                 ==========

  (1) Actual yields; not adjusted to take into account tax-equivalent yields.

NET INTEREST INCOME



                                                                                              2002
                                                        ------------------------------------------------------------------
                                                                            Average           Interest         Average
                                                                            Balance           Inc(Exp)          Yield
                                                        ------------------------------------------------------------------
Interest Earning Assets:
          Commercial Loans                                                    18,047,370         1,459,892          8.09%
          Real Estate Loans (1)                                               14,104,750         1,049,280          7.44%
          Installment Loans                                                    3,237,782           296,532          9.16%
                                                                            ------------        ----------       ---------
              Total Loans                                                     35,389,902         2,805,704          7.93%
                                                                            ------------        ----------       ---------
     Investment Securities                                                     3,809,545           366,793          9.63%
     Federal Funds & Bank Deposits                                             1,470,693            21,955          1.49%
                                                                            ------------        ----------       ---------
          Total Interest Bearing
             Assets                                                           40,670,140         3,194,452          7.85%
                                                                            ------------        ----------       ---------
Interest Bearing Liabilities:
     Deposit Accounts:
         Demand                                                                5,287,117            58,291          1.10%
         Savings                                                                 423,482             4,825          1.14%
         Time                                                                 20,029,396           671,929          3.35%
         Money Market Accts                                                   12,282,311           271,887          2.21%
         Short-term Borrowings                                                   472,079            11,556          2.45%
         Long-term Borrowings                                                    572,547            20,675          3.61%
                                                                            ------------        ----------       ---------
         Total Interest Bearing
            Liabilities                                                       39,066,932         1,039,163          2.66%
                                                                            ------------        ----------       ---------
Net earning assets, net interest
   income, and interest rate spread                                            1,603,208         2,155,289          5.19%
                                                                            ============        ===========      ==========
Net yield on interest-earning assets                                                                                5.30%
                                                                                                                 ==========

     (1) Actual yields; not adjusted to take into account tax-equivalent yields.


NET INTEREST INCOME

                                                                                              2001
                                                                       ---------------------------------------------------
                                                                            Average           Interest         Average
                                                                            Balance           Inc(Exp)          Yield
                                                                       ---------------------------------------------------
       Interest Earning Assets:
          Commercial Loans                                                    16,111,575         1,495,597          9.28%
          Real Estate Loans (1)                                               15,545,774         1,289,550          8.30%
          Installment Loans                                                    4,635,651           468,940         10.12%
                                                                             ------------        ----------       ---------
              Total Loans                                                     36,293,000         3,254,087          8.97%
                                                                             ------------        ----------       ---------
     Investment Securities                                                     2,929,515           265,437          9.06%
     Federal Funds & Bank Deposits                                               538,676            23,573          4.38%
                                                                             ------------        ----------       ---------
          Total Interest Bearing
             Assets                                                           39,761,191         3,543,097          8.91%
                                                                             ------------        ----------       ---------
Interest Bearing Liabilities:
     Deposit Accounts:
         Demand                                                                3,346,502            70,293          2.10%
         Savings                                                                 349,364             6,034          1.73%
         Time                                                                 23,172,173         1,257,631          5.43%
         Money Market Accts                                                   10,273,959           331,092          3.22%
         Short-term Borrowings                                                 1,931,660            87,304          4.52%
         Long-term Borrowings                                                    699,398            52,503          7.51%
                                                                            ------------        ----------       ---------
         Total Interest Bearing
            Liabilities                                                       39,773,056         1,804,857          4.54%
                                                                             ------------        ----------       ---------
Net earning assets, net interest
   income, and interest rate spread                                             (11,865)         1,738,240          4.37%
                                                                             ============        ===========      ==========

Net yield on interest-earning assets                                                                                4.37%
                                                                                                                  ==========

     (1) Actual yields; not adjusted to take into account tax-equivalent yields.



     The tables above do not specify the average level of non-interest bearing demand deposits, which were $1,979,705, $2,432,737, and $2,643,856 for the years ended December 31, 2003, 2002 and 2001, respectively.

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
RATE VOLUME TABLE

                                                                                 2003  2002
                                                --------------------------------------------------------------------
                                                             Change                  Change
                                                             Due To                  Due To               Total
                                                             Volume                   Rate                Change
Interest Income:
   Commercial Loans                                            $ 18,950             $(28,493)              $(9,543)
   Real Estate Mortgage Loans                                    18,245             (138,762)             (120,517)
   Installment/Consumer Loans                                  (96,551)              (24,583)             (121,134)
   Investment Securities                                        (1,916)             (199,306)             (201,222)
   Federal Funds & Bank Deposits                                (6,439)               (3,498)               (9,937)
                                                            ------------           ----------             ---------
                           Total Interest Income               (67,711)             (394,642)             (462,353)
                                                            ------------           ----------             ---------

Interest Bearing Liabilities:
   Demand Deposits                                               10,687              (12,811)               (2,124)
   Savings Deposits                                               (157)                  (34)                 (191)
   Time Deposits                                              (199,868)              (51,129)             (250,997)
   Money Market Accounts                                        100,884              (27,944)                72,940
   Short-term Borrowings                                        (4,515)               (4,108)               (8,623)
   Long-term Borrowings                                        (15,446)                 6,915               (8,531)
                                                            ------------            ----------            ---------
      Total Interest Expense                                  (108,415)              (89,111)             (197,526)
                                                            ------------            ----------            ---------
           Net Interest Income                                  $40,704           $ (305,531)            $(264,827)
                                                            ============           ===========            ==========

RATE VOLUME TABLE

                                                --------------------------------------------------------------------
                                                                                2002 - 2001
                                            ------------------------------ --------------------------------------
                                                              Change                Change
                                                              Due To                Due To                 Total
                                                              Volume                Rate                   Change
Interest Income:
   Commercial Loans                                            $168,534            $(204,239)            $ (35,705)
   Real Estate Mortgage Loans                                 (113,699)             (126,571)             (240,270)
   Installment/Consumer Loans                                 (131,221)              (41,187)             (172,408)
   Investment Securities                                         83,870                17,486               101,356
   Federal Funds & Bank Deposits                                 21,324              (22,942)               (1,618)
                                                           ------------           ----------             ---------
      Total Interest Income                                      28,808             (377,453)             (348,645)
                                                           ------------           ----------             ---------

Interest Bearing Liabilities:
   Demand Deposits                                               30,117              (42,119)              (12,002)
   Savings Deposits                                               1,113               (2,322)               (1,209)
   Time Deposits                                              (153,498)             (432,204)             (585,702)
   Money Market Accounts                                         56,933             (116,138)              (59,205)
   Short-term Borrowings                                       (47,147)              (28,601)              (75,748)
   Long-term Borrowings                                         (8,243)              (23,585)              (31,828)
                                                            ------------           ----------             ---------
      Total Interest Expense                                  (120,725)             (644,969)             (765,694)
                                                            ------------           ----------             ---------
           Net Interest Income                                 $149,533              $267,516             $ 417,049
         Net Interest Income                                    $40,704           $ (305,531)             $(264,827)
                                                            ============           ===========            ==========


Loan Portfolio

         Information regarding the Bank's loan portfolio as of December 31, 2003 and 2002 is set forth under Note 5 to University Bancorp's consolidated financial statements included with this report.

Provision for Loan Losses

     The Bank charges to operations a provision for loan losses which is intended to create an allowance for future loan losses inherent in the Bank's portfolio. Each year's provision reflects management's analysis of the amount necessary to maintain the allowance for loan losses at a level adequate to absorb anticipated losses. In its evaluation, management considers factors like historical loan loss experience, specifically identified problem loans, composition and growth of the loan portfolio, current and projected economic conditions, and other pertinent factors. A loan is charged-off by management as a loss when deemed uncollectible, although collection efforts continue and future recoveries may occur. Non-performing loans are defined as loans which have been placed on non-accrual status and loans over 90 days past due as to principal or interest and still in an accrual status. Where serious doubt exists as to the collectibility of a loan, the accrual of interest is discontinued. See
Note 5 of the Consolidated Financial Statements for additional information regarding impaired and past due loans. Non-performing loans amounted to $1,117,127 and $679,560 at December 31, 2003 and 2002, respectively. The provision for loan losses in 2003 was $189,400, compared to $100,000 in 2002 and $40,000 in 2001. The provision in 2003 was increased over prior years to due to an increase in non-accrual loans. Loans charged off, net of recoveries, were $143,501, $270,874 and $23,884 in 2003, 2002 and 2001, respectively. The decrease in net loans charged off from 2002 to 2003 resulted primarily to two loans charged off in late 2002 that relate to long standing problem loan relationships that were specifically reserved, but not charged off, in prior year periods. The allowance for possible loan losses totaled $454,118, $408,219 and $579,113 at the end of 2003, 2002 and 2001, respectively. The following table summarizes the loan loss expense for the Bank for the years ended December 31, 2003, 2002 and 2001.

Analysis of the Allowance for Loan Losses ($ amounts in thousands)

                                                                         2003           2002            2001
Balance at beginning of the period                                      $ 408          $ 579           $ 563
Charge offs - Domestic:
  Commercial loans                                                        227            270              20
  Real estate mortgages                                                     -              -               7
  Installment loans                                                        13             17              17
                                                           ------------------- -------------- ---------------
    Subtotal                                                              240            287              44
                                                           ------------------- -------------- ---------------
Recoveries - Domestic:
  Commercial loans                                                         94             13              12
  Real estate mortgages                                                     -              -               2
  Installment loans                                                         3              3               6
                                                           ------------------- -------------- ---------------
    Subtotal                                                               97             16              20
                                                           ------------------- -------------- ---------------
Net charge offs                                                           143            271              24
                                                           ------------------- -------------- ---------------
Provision for loan losses                                                 189            100              40
                                                           ------------------- -------------- ---------------
Balance at end of period                                                $ 454          $ 408           $ 579
                                                           =================== ============== ===============
  Ratio of net charge offs during
  period to average loans
  outstanding during period                                             0.42%          0.79%           0.07%
                                                           =================== ============== ===============

Analysis of the Allowance for Loan Losses ($ amounts in thousands)

                                                      Allocated portion of        Percentage of loans in each category to
                                                            allowance
                                                         at December 31                         total loans

                                                           2003            2002                 2003                  2002
Loan category:
Domestic:
  Commercial loans                                        $ 350           $ 341               56.06%                56.26%
  Real estate mortgages                                      40              42               35.81%                35.05%
  Installment loans                                          43              19               12.13%                 8.69%
Unallocated                                                  21               6                  N/A                   N/A
                                                  -------------- --------------- -------------------- ---------------------
                                                          $ 454           $ 408               100.0%                100.0%
                                                  ============== =============== ==================== =====================

                                                               At                            At
                                                        December 31, 2003            December 31, 2002
                                                  ------------------------------ ---------------------------

Total loans (1)                                            $34,928,586                  $33,192,034
Reserve for loan losses                                    $   454,118                  $   408,219
Reserve/Loans %                                                  1.30%                        1.23%
(1) Excludes loans held for sale.


        The Bank's overall loan portfolio is geographically concentrated in Ann Arbor and the future performance of these loans is dependent upon the performance of relatively limited geographical areas. As a result of the ongoing business depression, the Banks future loss ratios may exceed historical loss ratios.
      Management believes that the allowance for loan losses is adequate to absorb losses inherent in the loan portfolio, although the ultimate adequacy of the allowance for loan losses is dependent upon future economic factors beyond our control. A downturn in the general nationwide economy will tend to aggravate, for example, the problems of local loan customers currently facing some difficulties. A general nationwide business expansion could result in fewer loan customers being unable to repay their loans.

Non-Interest Income and Non-Interest Expense

     Non-interest income. Non-interest income was $5.9 million in 2003 compared to $4.4 million in 2002. Income generated in this category is principally from Midwest Loan Services. During 2003, the mortgage re-financing market was stimulated by record low long-term interest rates. Midwest and the Bank significantly increased income from loan origination, loan sub-servicing fee income, and gain on the sale of mortgage loans originated for sale into the secondary market. The Banks wholly owned insurance and investment subsidiary, University Insurance & Investment Services, also enjoyed a record year, producing $168,577 in fee income compared to $113,870, a 48.0% increase. Non-interest income was $4.4 million in 2002 compared to $4.0 million in 2001. Activity throughout the year was brisk at Midwest Loan Services. University Insurance & Investment Services also enjoyed a record year, producing $113,870 in fee income compared to $97,489 for the year ended December 31, 2001, a 16.8% increase. Money under fee management in the brokerage side of the agency increased to over $5 million during the year.

     Mortgage banking. At December 31, 2003, Midwest Loan Services was sub-servicing15,033mortgages, an increase of80% from 8,360 mortgages at December 31, 2002. The balance of loans sub-serviced was $2.0 billion at January 1, 2004 as compared with over $1.0 billion at December 31, 2002. Midwest had a highly successful year attracting some of the nations premier credit unions to its Members for Life program. Mortgage banking, servicing and origination fees, and gain on the sale of loans increased to $5,267,418 in 2003 from $4,040,363 in 2002. In 2003, Midwest originated670 mortgage loans, an increase of 31% over last year. During the year, Midwest increased its credit union partners so that at year-end 2003 it had credit union partners with a total of 1,585,000 active members, 20,434,000 potential members and aggregate assets of $11.48 billion. Mortgage banking, servicing and origination fees increased to $4,040,363 in 2002 from $3,783,721 in 2001. During the year, Midwest grew its mortgages sub-serviced by 65% from 5,057 to 8,360 and to over $1 billion of mortgages sub-serviced. In 2002, Midwest originated 1,769 mortgage loans, an increase of 88%. Growth was consistent in each month throughout the year. In the fourth quarter of 2002, a new record of 664 mortgages was originated by Midwest.


     Securities. Proceeds from sales of marketable equity securities included in proceeds from sales of investment securities was $54,464 for the year ended
December  31,  2003.  Gross  losses of $26,574  were  realized  in this  period.

Proceeds from sales of available for sale debt securities were $59,879, $1,034,160 and $541,460 for the years ended December 31, 2003, 2002 and 2001, respectively, excluding sales associated with the Bank's mortgage banking operation. There were gross gains of $0, $69,733 and $12,639 on 2003, 2002 and 2001 sales, respectively and a gross loss of $54,011 on 2003 sales. At December 31, 2003 gross unrealized losses in our available-for-sale securities were $38,795 and gross unrealized gains were $0. At December 31, 2002 gross unrealized losses in our available-for-sale securities were $81,997 and gross unrealized gains were $0.

     Non-interest expense. Non-interest expenses increased by $1.3 million in 2003 or 20.1% to $7.6 million from $6.3 million in 2002. All but $200,353 of the increase was due to increased non-interest expenses at Midwest, as Midwests origination and sub-servicing activity increased. As the volume expanded Midwest increased its workforce to perform the required tasks. Other servicing and sub-servicing related expenses, such as occupancy, supplies and postage increased also. Non-interest expense was also impacted by an increase in the amortization of the mortgage servicing rights due to the low long-term interest rate environment. Personnel expenses at Community Banking were higher due to higher commissions paid to mortgage and deposit origination personnel. Subsequent to year-end 2003, Community Banking made several changes in its non-interest expenses which are targeted to reduce expenses in 2004 by approximately $400,000.
      Non-interest expenses increased 5.54% to $6.3 million in 2002 from $6.0 million in 2001. Non-interest expenses during the fourth quarter 2002 increased as Midwests mortgage origination function expanded. During the 4th quarter Midwest reached a new level of 664 mortgages originated and succeeded in retaining over 80% of all refinanced mortgages in its servicing rights portfolio that paid-off. Non-interest expense for the quarter ended December 31, 2002 was $1.8 million compared to $1.3 million for the fourth quarter in the prior year. Year-end employee performance bonuses increased the fourth quarter 2002 non-operating expenses as well. The increase was primarily the result of increased operational expenses at Midwest Loan Services, and an increase in state small business tax and the start-up of the Business Manager product at Community Banking, which more than offset cost control efforts in other areas at Community Banking. During the year Community Bankings non-interest expenses increased by $97,189 or 3.6% to $2,773,262 from $2,676,073, and all of the increase was caused by the two categories mentioned above. Midwests operations were expanded in 2002 due to a substantial increase in mortgage sub-servicing and origination activity. Non-interest expense was also impacted by an increase in the amortization of the mortgage servicing rights due to the low interest rate environment after September 2001.

Liquidity and Capital Resources

         Liquidity. Our total assets at December 31, 2003 amounted to $43.55 million compared to $46.25 million at December 31, 2002. Loans receivable, net of reserves and including loans held for sale, increased to $34.47 million from $32.78 million. Cash and cash equivalents including Federal Funds sold on an overnight basis at the end of 2003 were $2.17 million, while securities were $1.65 million. At year-end 2003, the Bank had an unused line of credit from the Federal Home Loan Bank of Indianapolis of $3.0 million, and an unused line of credit from the Federal Reserve Bank of Chicago of $5.4 million.
         University Bank, as an FDIC-insured bank, is subject to certain regulations that require the maintenance of minimum liquidity levels of cash and eligible investments. The Bank has historically exceeded this minimum as a result of its investments in federal funds sold, U.S. government and U.S. agency securities and cash. In addition, University Bancorp had $12,985 in cash and equity securities at the end of 2003 to meet cash needs, primarily operating expenses and interest and principal reductions on the University Bancorp's note payable. The balance of the loan was $166,000 and $298,000 at year-end 2003 and 2002. The note is a fully amortizing loan maturing in early 2005. Subsequent to year-end, University Bancorp received $120,000 in cash from the exercise of stock options. Management intends that the cash and securities on hand, the exercise of stock options and possible sale of stock to be sufficient to cover the remaining required principal reductions during 2004 and 2005 on University Bancorp's loan.
         Capital. The Companys total stockholders' equity at December 31, 2003 was approximately $3.43 million (or 6.8% of total assets) compared to $3.16 million (or 6.8% of total assets) at December 31, 2002. The Bank's Tier 1 Capital at December 31, 2003 was $3.76 million or 8.7% of the Bank's total regulatory assets. The risk-adjusted capital ratio of 11.2% exceeded the minimum regulatory risk-based capital requirement of 8% of the risk-adjusted assets for the Bank. The following table provides detailed information about the Banks risk-adjusted assets and actual capital percentages:



                                                          2003        2002

     TIER 1 CAPITAL
Total Equity Capital                                 $3,558          $3,310
Less: Unrealized losses on available-for-Sale           (39)           (82)
      Securities
Plus: Minority Interest                                 445             360
Less: Other identifiable Intangible Assets              287             206
                                                    --------        --------
Total Tier 1 Capital                                  3,755           3,546
     TIER 2 CAPITAL
Allowance for loans & Lease losses                      454             408
Less: Excess Allowance                                   33               -
                                                     --------        --------
Total Tier 2 Capital                                    421             408
                                                     --------        --------
Total Tier 1 & Tier 2 Capital                        $4,176          $3,954
                                                     ========       =========
           CAPITAL RATIOS
-
Tier 1/Total Average Assets                            8.69%           7.89%
Tier 1/Total Risk-Weighted Assets                     11.17%           9.98%
Tier 1 & 2/Total Risk-Weighted Assets                 12.42%          11.13%
-
Recently Issued Accounting Standards

     In November 2002, the FASB issued Interpretation No.45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN45), which covers guarantees such as performance guarantees, standby letters of credit, and direct or indirect guarantees of the indebtedness of others, but not guarantees of funding. FIN 45 requires a guarantor to recognize, at the commencement of a guarantee, a liability in the amount equal to the fair value of the obligation undertaken in issuing the guarantee, and requires disclosure about the maximum potential payments that might be required, as well as the collateral or other recourse obtainable. The recognition and measurement provisions of FIN45 were effective on a prospective basis after December31, 2002, and its adoption by the Company on January1, 2003 has not had a material impact on the Companys consolidated financial statements. In January 2003, the FASB issued Interpretation No.46 (FIN46), Consolidation of Variable Interest Entities, which addresses consolidation by business enterprises of variable interest entities that possess certain attributes as defined within the interpretation. However, in December 2003, the FASB issued Interpretation No.46(R) (FIN46(R)), which amends FIN46 and is intended to clarify some of the provisions of FIN46 and to exempt certain entities from its requirements. FIN46(R) requires the deconsolidation of trust preferred security subsidiaries. FIN46(R) grants the companies the option to adopt its provisions as of the end of the first period ending after December31, 2003 or elect to defer until the first period ending after March15, 2004. As of December31, 2003, the Company has decided to defer the application of FIN46(R) until March15, 2004. Management believes the adoption of FIN46(R) in the first quarter of 2004 will not have a material impact on the financial statements. On April30, 2003, the FASB issued SFASNo.149, Amendment of Statement133 on Derivative Instruments and Hedging Activities (SFAS149) which is effective for hedging relationships entered into or modified after June30, 2003. SFAS149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS133. The adoption of this rule did not have a material impact on the Companys results of operations or financial condition. On May15, 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No.150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS150) and was effective May31, 2003 for all new and modified financial instruments and otherwise was effective at the beginning of the first interim period beginning after June15, 2003. SFAS150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS150 requires that those instruments be classified as liabilities (or assets in some circumstances). The adoption of this rule had no impact on the Companys results of operations or financial condition.


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

        Rising long term and short term interest rates tend to increase the value of Midwest Loan Services' investment in mortgage servicing rights and improve Midwest Loan Services' current return on these rights by lowering required amortization rates on the rights and decreasing the opportunity for customers to refinance those loans. Rising interest rates tend to decrease new mortgage origination activity, negatively impacting current income from the Bank's retail mortgage banking operations and Midwests mortgage banking operations. Rising interest rates also slow Midwest Loan Services' rate of growth, but increases the duration of its existing mortgages being sub-serviced under contract.

     The Bank's securities portfolio is designed to offset a portion of the market value risk associated with the servicing rights. During period of declining interest rates, the estimated duration period for the Banks FNMA CMO tends to shorten, thus accelerating the income from the accretion of the bonds discount. This income mitigates the rapid amortization of the servicing rights. In a rising rate environment, the accretion of income on the bond tends to lessen.

     The table on the following page details our interest sensitivity gap between interest-earning assets and interest bearing liabilities at December 31, 2003. Certain items in the table are based upon various assumptions that may not necessarily reflect future experience, and therefore, certain assets and liabilities may in fact mature or re-price differently from what is illustrated. The one-year static gap position at December 31, 2003 was estimated at ($12.6 million) or (28.96%):

                                  Asset/Liability Position Analysis as of December 31, 2003
                                                  (Dollar amounts in Thousands)
                                                      Maturing or Repricing in

                                     3 Mos      91 Days to        1 - 3        3 - 5      Over 5      ALL
ASSETS                                  Or Less       1 Year          Years        Years      Years      Other        Total
    Loans - net                              8,019          2,472          5,912      13,227     4,388       (454)       33,564

    Non-accrual loans                                          -               -        -          -         1,117        1,117
    Securities                                 112            500                       -        1,037           -        1,649
    Other assets                                 -            729            156        -          -         4,163        5,048
    Cash and Due from
      banks                                    499              -              -        -          -         1,672        2,171
                                      ------------------------------------------------------------------------------------------
      Total assets                            8,6300        3,701          6,068      13,227     5,425       6,498       43,549
                                      ------------------------------------------------------------------------------------------

LIABILITIES
    Time deposits                            1,664          3,685          3,392         587       129           -        9,457
    Demand -interest
      bearing                                9,731           9,731         6,365           -         -           -       25,827
    Demand - non interest                        -              -             -            -         -       3,147        3,147
    Savings                                     -              -            377           -         -           -           377
    Long term borrowings                        32            100             34           -         -         - -          166
    Other liabilities                            -                                         -         -       1,140        1,140
    Stockholders' equity                         -               -             -           -         -       3,435         3,435
                                      ------------------------------------------------------------------------------------------
      Total liabilities                     11,427         13,516         10,168         587       129       7,722       43,549
                                      ------------------------------------------------------------------------------------------

              Gap                          (2,797)        (9,815)        (4,100)       12,640    5,296      (1,224)           -
                                      ==========================================================================================

             Cumulative gap               (2,797)       (12,612)       (16,712)      (4,072)    1,224           -
                                      =============================================================================

              Gap percentage                -6,42%        -28.96%        -38.38%      -9.35%     2.81%       0.00%
                                       ============================================================================

The following repricing information is provided for the Banks investment portfolio, using book values, as of December 31, 2003:

Investment Portfolio Maturities ($ amounts in thousands) and Yield by Type:

                                                       Maturity or Repricing Interval:
                                                 Less Than         1 Year to      5 Years to       More Than
                                                  One Year           5 Years        10 Years        10 Years
Government Agencies:
  Amount                                               $12                $0              $0          $1,637
  Yield                                                 0%                0%              0%           4.83%


       The following information illustrates maturities and sensitivities of the Bank's loan portfolio to changes in interest rates as of December 31, 2003:

Loan Portfolio Maturities by Type ($ amounts in thousands):

                                                   Maturity Interval:
                                                     Less Than         1 Year to          More Than
                                                      One Year           5 Years            5 Years             Total
Commercial                                             $ 4,702          $ 11,081             $1,552          $ 17,335
Real Estate Mortgage (1)                               $ 2,222           $11,526             $1,939          $ 15,687
Installment/Consumer                                     $ 233             $ 578             $1,096            $1,907
      Total                                            $ 7,157          $ 23,185            $ 4,587          $ 34,929


                                                 Maturity Less           Maturity
                                                          Than     More Than One
                                                      One Year               Year             Total
Total Variable Rate Loans                               $5,336           $ 13,920           $ 19,256
Total Fixed Rate Loans                                  $1,821           $ 13,852           $ 15,673
      Total Loans (1)                                   $7,157           $ 27,772           $ 34,929


(1) Excludes loans held for sale of $206 and the allowance for loan losses.

Income Taxes

         Income tax expense (benefit) in 2003 was $(80,000) and $0 in 2001 and 2000. The tax benefit in 2003 was recognized since a portion of existing net operating loss carryforwards are reasonably expected to reduce future 2004 amounts of taxable income. In 2002 and 2001 no tax benefit was realized due to net taxable losses from operations and uncertainties of future taxable income. The effective tax (benefit) rate was (34)% for 2003 and 0% for the previous two years.

         At December 31, 2003, the Company had unrecognized deferred tax assets of $1,491,790 that could be utilized to shelter approximately $4,387,000 of future taxable income. Realization of income tax benefits in excess of $80,000 are not recorded in the financial statements as realization of these benefits is dependent upon generating sufficient future taxable revenue. See footnote 13 to the financial statements for more information.

Item 8. - Financial Statements and Supplementary Data
















                            UNIVERSITY BANCORP, INC.


                              --------------------


                       CONSOLIDATED FINANCIAL STATEMENTS


                              --------------------


                         DECEMBER 31, 2003, 2002, 2001

Report of Independent Certified Public Accountants


Board of Directors and Stockholders
University Bancorp, Inc.

We have audited the accompanying consolidated balance sheet of University Bancorp, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, comprehensive income (loss), stockholders equity and cash flows for each of the three years ended December 31, 2003. These financial statements are the responsibility of the Companys management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of University Bancorp, Inc. and subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years then ended, in conformity with accounting principles generally accepted in the United States of America.


GRANT THORNTON LLP

Southfield, Michigan
March 25, 2004

                            UNIVERSITY BANCORP, INC.
                           Consolidated Balance Sheets
                           December 31, 2003 and 2002

                                                                          December 31,          December 31,
ASSETS                                                                        2003                   2002
                                                                       ---------------------  -------------------
Cash and due from banks                                               $       2,171,189 $         2,569,469
Securities available for sale, at market                                      1,649,169           3,102,838
Federal Home Loan Bank Stock                                                    881,100             848,400
Loans held for sale, at the lower of cost or market                             206,008           1,550,995
Loans                                                                        34,928,586          33,192,034
Allowance for loan losses                                                     (454,118)           (408,219)
                                                                       ---------------------  -------------------
     Loans, net                                                              34,474,468          32,783,815
Premises and equipment, net                                                     829,807           1,720,902
Investment in Michigan BIDCO Inc.                                               629,258             629,258
Investment in Michigan Capital Fund LPI                                         256,244             356,244
Mortgage servicing rights , net                                               1,031,575           1,014,939
Real estate owned, net                                                          429,500             853,198
Accounts receivable                                                             122,067              72,786
Accrued interest receivable                                                     129,808             169,811
Prepaid expenses                                                                183,143             214,472
Goodwill, net                                                                   103,914             103,914
Other assets                                                                    451,290             258,272
                                                                       --------------------  -------------------
      TOTAL ASSETS                                                   $       43,548,540     $     46,249,313
                                                                       =====================  ===================

                                                                 -Continued-

                            UNIVERSITY BANCORP, INC.
                     Consolidated Balance Sheets (continued)
                           December 31, 2003 and 2002

                                                                          December 31,        December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                         2003                 2002
                                                                       ---------------------  -------------------
Liabilities:
 Deposits:
  Demand - non interest bearing                                      $        3,146,688     $      2,197,567
  Demand - interest bearing                                                  25,827,337           21,051,588
  Savings                                                                       377,545              473,894
  Time                                                                        9,455,982           18,197,407
                                                                       ---------------------  -------------------
     Total Deposits                                                          38,807,552           41,920,456
Long term borrowings                                                            166,000              298,000
Accounts payable                                                                289,150              228,062
Accrued interest payable                                                         51,613               97,068
Other liabilities                                                               354,273              189,594
                                                                       ---------------------  -------------------
     Total Liabilities                                                       39,668,588           42,733,180
Minority Interest                                                               445,324              360,166
Stockholders' equity:
  Preferred stock, $0.001 par value;
    $1,000  liquidation value;
     Authorized - 500,000 shares;                                                 -                     -
  Common stock, $0.01 par value;
    Authorized - 5,000,000 shares;
    Issued - 4,141,732 shares in 2003 and
         4,014,732 shares in 2002                                                41,417              40,147
  Additional paid-in-capital                                                  5,677,940            5,537,960
  Accumulated deficit                                                        (1,905,404)         (1,999,846)
  Treasury stock - 115,184 shares in 2003
    and 2002                                                                   (340,530)           (340,530)
  Accumulated other comprehensive loss,
    unrealized losses on securities
    available for sale, net                                                     (38,795)             (81,764)
                                                                       ---------------------  -------------------
     Total Stockholders' Equity                                               3,434,628            3,155,967

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $        43,548,540    $     46,249,313
                                                                       =====================  ===================
The accompanying notes are an integral part of the consolidated financial statements.



                                         UNIVERSITY BANCORP, INC.
                                  Consolidated Statements of Operations
                           For the Years Ended December 31, 2003, 2002 and 2001

                                                          2003           2002            2001
                                                     ----------------- ---------------- -------------------

Interest income:
  Interest and fees on loans                       $        2,554,510 $      2,805,704 $      3,254,088
  Interest on securities:
   U.S. Government and agencies                               81,269         270,127           202,357
   Other securities                                           84,302          96,666            63,080
   Other interest income                                      12,018          21,955            23,572
                                                    ------------------ ---------------- ------------------
     Total interest income                                 2,732,099       3,194,452         3,543,097
                                                    ------------------ ---------------- ------------------
Interest expense:
  Interest on deposits:
   Demand deposits                                           400,994         330,178           401,385
   Savings deposits                                            4,634           4,825             6,034
   Time certificates of deposit                              420,932         671,929         1,257,631
  Short term borrowings                                        2,933          11,556            87,304
  Long term borrowings                                        12,144          20,675            52,503
                                                    ------------------ ---------------- ------------------
     Total interest expense                                  841,637       1,039,163         1,804,857
                                                    ------------------ ---------------- ------------------
     Net interest income                                   1,890,462       2,155,289         1,738,240
Provision for loan losses                                    189,400         100,000            40,000
                                                    ------------------ ---------------- ------------------
     Net interest income after
       provision for loan losses                           1,701,062       2,055,289         1,698,240
                                                    ------------------ ---------------- ------------------
Other income:
  Loan servicing and subservicing fees                     3,382,955       3,090,838         2,145,619
  Initial loan set-up and other fees                       1,128,293         713,427         1,570,900
  Gain on sale of mortgage loans                             756,170         236,098            67,202
  Merchant banking/ BIDCO income                                                             (114,551)
  Insurance and  investment fee income                       168,577         113,870            97,489
  Deposit service charges and fees                           110,608          92,955            86,135
  Net security gains (losses)                               (54,011)          69,733            12,639
  Gain on the sale and leaseback of
   premises                                                  217,053              -                  -
  Other                                                      222,847         124,098             89,977
                                                    ------------------ ---------------- ------------------
     Total other income                                    5,932,492       4,441,019          3,955,410
                                                    ------------------ ---------------- ------------------
                   -Continued-


                                       UNIVERSITY BANCORP, INC.
                           Consolidated Statements of Operations (continued)
                         For the Years Ended December 31, 2003, 2002 and 2001

                                                           2003             2002             2001
                                                    ------------------ ---------------- ------------------

Other expenses:
  Salaries and benefits                            $       3,358,060 $     2,929,540 $       3,250,713
  Occupancy, net                                             422,767         349,186           464,183
  Data processing and equipment                              487,701         433,239           286,200
  Legal and audit expense                                    202,865         173,139           127,212
  Consulting fees                                            173,132         181,545           231,795
  Mortgage banking expense                                   710,907         579,040           132,832
  Servicing rights amortization                              871,175         529,048           325,091
  Advertising                                                142,996          92,944           111,862
  Memberships and training                                   118,581         103,095            64,609
  Travel and entertainment                                   121,631          91,330           104,189
  Supplies and postage                                       244,615         199,338           333,682
  Insurance                                                   89,532          87,662            84,772
  Other operating expenses                                   675,150         541,604           443,083
     Total other expenses                                  7,619,112       6,290,710         5,960,223
                                                    ------------------ ---------------- ------------------
Income (loss) before income taxes                             14,442         205,598          (306,573)
Income tax benefit                                          (80,000)               0                 0
                                                    ------------------ ---------------- ------------------
     Net income (loss)                             $          94,442 $      205,598 $         (306,573)
     Preferred stock dividends                                    0              0              52,244
                                                    ------------------ ---------------- ------------------
     Net income (loss) available to common         $           94,442 $        205,598 $      (358,817)
shareholders
Basic and diluted income (loss) per common share   $             0.02 $           0.05 $         (0.13)
                                                    ================== ================ ==================
Weighted average shares outstanding -Basic                 3,940,433         3,859,433         2,278,364
Weighted average shares outstanding -Diluted               4,074,415         4,058,342         2,278,364

The accompanying notes are an integral part of the consolidated financial statements.




                                                UNIVERSITY BANCORP, INC.
                                 Consolidated Statements of Comprehensive Income (Loss)
                                  For the Years Ended December 31, 2003, 2002 and 2001

                                                           2003                  2002                   2001
                                                        --------------      --------------      --------------
Net income (loss)                                            $94,442             $205,598          ($306,573)
Other comprehensive income (loss):
   Unrealized gains on
    securities available for sale                            (11,042)            155,081             180,126
   Less:  reclassification
    adjustment for accumulated
   Gains (losses) included in net
    Income (loss)                                            (54,011)             69,733              12,639
                                                        --------------     ---------------      ---------------
                                                              42,969              85,348             167,487
                                                        --------------     ---------------      ----------------
Comprehensive income (loss)                                 $137,411             $290,946          ($139,086)
                                                        ==============     ===============      ================


The accompanying notes are an integral part of the consolidated financial statements.




                            UNIVERSITY BANCORP, INC.
                 Consolidated Statements of Stockholders' Equity
              For the years ended December 31, 2003, 2002, and 2001

                                      Preferred Stock $.001      Common Stock $.01          Treasury Stock
                                            Par Value                Par Value                                      Additional
                                     Number of      Par        Number of      Par      Number of                       Paid In
                                      Shares        Value        Shares       Value      Shares         Cost            Capital
                                    ------------------------------------------------------------------------------------------------
Balance January 1, 2001                   725  $    725,000       2,142,985    $ 21,430    (115,184)   $(340,530)       $3,817,608
Issuance of preferred stock               733          733,000      -           -           -            -               -
=====================================
Conversion of preferred stock to
common stock                          (1,458)    (1,458,000)      1,458,000     14,580      -            -               1,443,420
Issuance of common stock at
weighted average price of $1.00 per
share, net of expenses of $114,090                                  266,747      2,667                                      149,990
       Payment of preferred dividend
Unrealized gain on securities
available for sale, net of tax
Net loss
                                    ------------------------------------------------------------------------------------------------

December 31, 2001                          -    $         -       3,867,732    $ 38,677     (115,184)   $(340,530)    $  5,411,018



Issuance of common stock at                                         147,000      1,470                                      126,942
weighted average price of $1.00 per
share, net of expenses of $18,587

Unrealized gain on securities
available for sale, net of tax

Net loss
                                    ------------------------------------------------------------------------------------------------
December 31, 2002                          -    $         -       4,014,732    $ 40,147     (115,184)   $(340,530)     $  5,537,960

                                    ------------------------------------------------------------------------------------------------
Issuance of common stock at                                         127,000      1,270                                      139,980
weighted average price of $1.11 per
share, net of expenses of $0

Unrealized gain on securities
available for sale, net of tax
                                    ------------------------------------------------------------------------------------------------
December 31, 2003                           -   $         -       4,141,732   $ 41,417  (115,184)        $(340,530)     $ 5,677,940
                                    ================================================================================================




                            UNIVERSITY BANCORP, INC.
                 Consolidated Statements of Stockholders' Equity
              For the years ended December 31, 2003, 2002, and 2001
                                                                        Accumulated
                                                       Retained            Other               Total
                                                       Earnings        Comprehensive       Stockholders'
                                                   ------------------------------------------------------
              Balance January 1, 2001               $(1,846,627)         $(334,599)           $2,042,282
              Issuance of preferred stock                 -                -                     733,000
              Conversion of preferred stock to
              common stock                                -                -                    -
              Issuance of common stock at weighted
              average price of $1.00 per share,
              net of expenses of $114,090                                                        152,657
              Payment of preferred dividend                (52,244)                             (52,244)
              Unrealized gain on securities
              available for sale, net of tax                                 167,487             167,487
              Net loss                                    (306,573)                            (306,573)
                                                   ------------------------------------------------------
              Balance December 31, 2001             $(2,205,444)          $  (167,112)        $2,736,609
              Issuance of common stock at weighted
              average price of $1.00 per share,
              net of expenses of $18,587                                                         128,413
              Unrealized gain on securities
              available for sale, net of tax                                  85,348              85,348
              Net income                                    205,598                              205,598
              December 31, 2002                        $(1,999,846)       $ (81,764)          $3,155,967
                                                   ------------------------------------------------------
              Issuance of common stock at weighted                                               141,250
              average price of $1.11 per share,
              net of expenses of $0
              Unrealized gain on securities
              available for sale, net of tax                               42,969                 42,969
              Net income                                     94,442                               94,442
              December 31, 2003                        $(1,905,404)       $ (38,795)          $3,434,628
                                                   ======================================================

-----------------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements.



                           UNIVERSITY BANCORP, INC.
                    Consolidated Statements of Cash Flows
              For the years ended December 30, 2003, 2002 and 2001
                                                                                2003              2002               2001
                                                                         ------------------  ------------------ -------------------
    Cash flow provided by (used in) operating activities:
    Net income (loss)                                                  $         94,442    $       205,598     $     (306,573)
    Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
        Depreciation                                                            305,740            195,070            268,529
        Amortization                                                            971,175            629,048            441,729
        Provision for loan loss                                                 189,400            100,000             40,000
        Gain on sale of mortgages                                              (756,170)          (236,098)           (67,202)
         Gain on the sale and leaseback of premises                            (217,053)                -                   -
        Accretion on securities                                                 (15,836)          (259,463)           (202,277)
         Originations of mortgage loans                                     (129,039,261)       (70,457,559)       (44,869,505)
         Proceeds from mortgage loan sales                                   131,140,418         71,280,448         43,066,491
        Net loss (gain) on sale of securities                                     54,011           (69,733)            (12,639)
        Net change in:
          Real estate owned                                                      423,698          (653,198)             140,881
          Other assets                                                        (1,091,478)          (318,115)            508,431
          Other liabilities                                                      265,470           (64,580)          (1,490,094)
                                                                        -------------------  ------------------ -------------------
    Net cash provided by (used in) operating activities                        2,324,556            351,418          (2,482,229)
                                                                        -------------------  ------------------ -------------------

    Cash flow provided by (used in) investing activities:
          Purchase of investment securities                                     (98,533)        (2,139,503)           (474,780)
           Proceeds from sales of investment
             securities                                                           59,879           1,034,160            541,460
           Proceeds from maturities/pay downs of
             investment securities                                             1,497,117             651,486                249
           Net change in Michigan BIDCO equity
             investments                                                               0                   0            648,126
          Loans granted, net of repayments                                    (1,880,053)          1,563,096          1,156,636
           Proceeds from sale of premises                                      1,033,464
          Premises and equipment expenditures                                   (231,056)          (128,954)           (679,790)
                                                                        -------------------  ------------------ -------------------
    Net cash provided by investing activities                                    380,818            980,285           1,191,901
                                                                        -------------------  ------------------ -------------------



                            UNIVERSITY BANCORP, INC.
                      Consolidated Statements of Cash Flows
              For the years ended December 30, 2003, 2002 and 2001

                                                                                2003              2002            2001
                                                                         ------------------  ------------------ ---------------


   Cash flow provided by (used in) financing activities:
       Change in deposits                                                     (3,112,904)        1,722,875            2,018,857
         Change in short term borrowings                                             0            (91,566)           (4,002,388)
          Issuance of long term borrowings                                           0                 0              1,000,000



           Issuance of equity conversion notes                                       0                 0                212,904
          Principal payments on long term borrowings                           (132,000)       (1,359,506)            (268,624)
         Payment of preferred dividends                                              0                 0               (52,244)
         Issuance of common stock                                                141,250          128,413              152,657
                                                                         ------------------ ----------------- -----------------
            Net cash provided by (used in) financing
             activities                                                       (3,103,654)         400,216             (418,742)
                                                                         ------------------ ----------------- -----------------

               Net change in cash and cash
                 equivalents                                                    (398,280)        1,731,919          (1,709,070)
    Cash and cash equivalents:
         Beginning of year                                                     2,569,469           837,550            2,546,620
                                                                         ------------------ ----------------- -----------------
         End of year                                                   $       2,171,189   $     2,569,469     $        837,550
  Supplemental disclosure of cash flow information:
          Cash paid for interest                                       $         887,092   $     1,119,502     $      2,053,920

    Supplemental disclosure of non-cash transactions:
          Preferred stock converted to common stock                                                                   1,458,000
           Equity conversion notes converted to
             preferred stock                                                                                   $       212,904




The accompanying notes are an integral part of the consolidated financial statements.

1. Summary of significant accounting policies

Principles of Consolidation and Nature of Operations
The consolidated financial statements of University Bancorp, Inc. (the Company) include the operations of its wholly-owned subsidiary, University Bank (the
Bank), the Bank's wholly-owned subsidiary, University Insurance & Investment Services, Inc. (Agency) and an 80% owned subsidiary, Midwest Loan Services, Inc. (Midwest). Michigan BIDCO (BIDCO) is accounted for using the equity method. The accounts are maintained on an accrual basis in accordance with generally accepted accounting principles and predominant practices within the banking and mortgage banking industries. All significant intercompany balances and transactions have been eliminated in preparing the consolidated financial statements.

The Company is a bank holding company. University Bank, which is located in Michigan, is a full service community bank, which offers all customary banking services, including the acceptance of checking, savings and time deposits. The Bank also makes commercial, real estate, personal, home improvement, automotive and other installment, credit card and consumer loans, and provides fee based services such as annuity and mutual fund sales, stock brokerage and money management, life insurance, property casualty insurance and foreign currency exchange. The Banks customer base is primarily located in the Ann Arbor, Michigan area. The Bank established its main office in Ann Arbor in February 1996, by relocating from the eastern Upper Peninsula of Michigan.

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

The significant estimates incorporated into these consolidated financial statements which are more susceptible to change in the near term include the value of mortgage servicing rights, the allowance for loan losses, the identification and valuation of impaired loans, the fair value of financial instruments, and the valuation of deferred tax assets.

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

Mortgage banking activities
Mortgage banking activities includes retail and servicing operations. Mortgage loans held for sale are valued at the lower of cost or market as determined by bid prices for loans in the secondary market. The loans are sold without recourse, except in the event that documentation errors are made during the origination process. Loan servicing and subservicing fees are contractually based and are recognized monthly as earned over the life of the loans.


Allowance for loan losses
The allowance for loan losses is a valuation allowance for probable credit losses, increased by the provision for loan losses and recoveries and decreased by charge-offs. Management estimates the balance required based on past loan loss experience, known and inherent risks in the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in managements judgment, should be charged-off.

Loan impairment is reported when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, and credit card loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loans existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Loans are evaluated for impairment when payments are delayed, typically 90 days or more, or when it is probable that all principal and interest amounts will not be collected according to the original terms of the loan.

Premises and equipment
Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed primarily on the straight-line method for bank premises and the accelerated method for equipment and land improvements over their estimated useful lives. The Company uses the following useful lives as of December 31, 2003:

B
                  Buildings and building improvements              39 years
                  Land and leasehold improvements                  15 years
                  Furniture, fixtures, and equipment               3-7 years
                  Software                                         2-5 years


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

Retirement plan
The Bank has a 401(K) Plan that allows an employee to contribute up to 15% of salary pre-tax, to the allowable limit prescribed by the Internal Revenue Service. Management has discretion to make matching contributions to the Plan. However, the Bank made no matching contributions for the years ended December 31, 2003, 2002 and 2001.

Employees Stock Ownership Plan (ESOP)
The Company has a noncontributory ESOP covering all full-time employees who have met certain service requirements. The employees' share in the Company's contribution is based on their current compensation as a percentage of the total employee compensation. As shares are contributed to the plan they are allocated to employees and compensation expense is recorded at the shares' fair value. The Company made no contribution in 2003, 2002 and 2001.

Stock options
At December 31, 2003, the Company has a stock-based employee compensation plan, which is described more fully in Note 8. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.



                                                                Years Ended December 31,
                                                      2003              2002                2001

       Net income (loss), as reported               $94,442           $205,578           $(306,573)
       Deduct: Total stock-based employee
       compensation expense determined
       under fair value based method for
       all awards, net of tax                         5,000              6,000              72,000
                                                  ---------           --------           ----------
       Pro forma net income (loss)                  $89,442           $199,578           $(378,573)
                                                  =========           ========           ==========

       Basic and Diluted Earnings (loss)
       per share:
       As reported                                    $0.02             $0.05              $(0.13)
       Pro forma                                      $0.02             $0.05              $(0.16)


Dividend restriction
Banking regulations require the maintenance of certain capital levels and may limit the amount of dividends that may be paid by the bank to the holding company or by the holding company to shareholders. In addition, the Bank cannot pay a dividend until it has net retained earnings or unless it receives a waiver from the State of Michigan banking regulators. The accumulated deficit of the Bank was $1,483,994 and $1,689,153 at December 31, 2003 and 2002, respectively.

Earnings (loss) per share Basic earnings per share are computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding. Diluted earnings per share reflect the potential dilution that would occur if dilutive securities were exercised or converted into common stock. The following table presents a reconciliation of the weighted average common shares outstanding for the earnings per share calculation for the years ended December 31:

                                          2003        2002          2001
Shares Per Share
Weighted average shares outstanding     3,940,433  3,859,433   2,278,364
Net dilutive effect of stock options      133,982    198,909           -
                                        ---------  ---------   ---------
Diluted average shares outstanding      4,074,415  4,058,342   2,278,364
                                        =========  =========   ==========

Comprehensive Income (Loss):
Comprehensive income (loss) includes both the net loss and the change in unrealized gains and losses on securities available for sale.

Segment Reporting
The Companys segments are determined by the products and services offered, primarily distinguished between banking and mortgage banking operations. Loans, investments, and deposits provide the revenues in the banking operation, and servicing fees, underwriting fees and loan sales provide the revenues in mortgage banking. All operations are domestic.

Reclassification
Certain items in the 2002 and 2001 consolidated financial statements and notes have been reclassified to conform to the 2003 presentation.

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

At December 31, 2003 and 2002, University Bancorp currently owns 6.10% of the BIDCO. The Bank also holds $600,000 of 7.5% cumulative preferred stock of the BIDCO. On March 24, 2003, the Bank exchanged its preferred stock in BIDCO for a note from a company in which Stephen Lange Ranzini, the Banks President, is a shareholder. The note is collateralized by all assets of the company.The note bears interest at 7.5% and is due not later than December 31, 2004.

3. Secondary Market Operations
Midwest Loan Services provides servicing and subservicing of real estate mortgage loans for University Bank and several other financial institutions. The unpaid principal balance of these loans was approximately $1.94 billion, $1.06 billion and $576 million as of December 31, 2003, 2002 and 2001 respectively. Custodial escrow balances maintained in connection with these respective loans was $26.8 million, $23.4 million, and $18.4 million, at December 31, 2003, 2002 and 2001 respectively. The following summarizes the operations of Midwest for the years ended December 31:



                                                                            2003                 2002                  2001
      Loan servicing and subservicing fees                            $2,865,708           $2,677,966           $ 1,574,615
      Loan set-up and other fees                                       1,128,293              713,427             1,665,664
      Interest income                                                     42,940               45,922               229,625
      Gain on sale of loans                                              756,170              236,098                60,655
                                                                      ----------           -----------          ------------
           Total income                                                4,793,111            3,673,413             3,530,559

      Salaries and benefits                                            1,646,483            1,348,884             1,706,795
      Amortization expense                                               865,977              522,081               312,232
      Interest expense                                                     3,798                2,520                 2,389
      Other operating expenses                                         1,851,073            1,365,091             1,148,891
                                                                      ----------           -----------          ------------
           Total expenses                                              4,367,331            3,238,576             3,170,307
                                                                      ----------           -----------          ------------
             Pretax income of Midwest                                 $  425,780            $ 434,837            $ 360,252
                                                                      ==========           ==========           ============

University Bank and Midwest sell conforming residential mortgage loans to the secondary market. These loans are owned by other institutions and are not included in the Companys consolidated balance sheets. Such mortgage loans have been sold predominately without recourse or with limited recourse. The unpaid principal balance of these loans was $112.3 million, $87.0 million and $67.5 million at December 31, 2003, 2002 and 2001 respectively.

Following is an analysis of the change the Companys mortgage servicing rights:


2
                                                                      2003             2002              2001
      Balance, January 1                                        $1,014,939         $606,537          $582,210
      Additions - originated                                       887,811          937,450           349,348
      Amortization expense                                       (871,175)        (529,048)         (325,021)
                                                            -------------       -----------        ------------
      Balance, December 31                                    $ 1,031,575       $1,014,939           $606,537
                                                             =============      ============       ============


Included in the amortization expense is a valuation allowance for the years ended December 31, 2003, 2002 and 2001 of $448,000, $49,000 and $224,000
respectively.

4. Securities available for sale
T                                               December 31, 2003
                                     Amortized    Gross   Unrealized    Fair
                                      Cost       Gains     Losses       Value
     U.S. agency mortgage-backed  $1,675,648  $   -      $(38,795)  $1,636,853
     Stocks                           12,316      -          -         12,316
                                  $1,687,964      -      $(38,795)  $1,649,169

                                                December 31, 2002
                                    Amortized    Gross   Unrealized     Fair
                                      Cost       Gains     Losses       Value
     U.S. agency mortgage-backed  $3,184,835  $   -      $(81,997)  $3,102,838

At December 31, 2003 and 2002, the fair value of securities pledged to secure certain borrowings were $1,636,723 and $3,048,182, respectively. Unrealized losses at December 31, 2003 have existed for longer than twelve months. Thisdecline is consideredtemporaryas thevalues of the mortgage-backed securities fluctuate based on changes in current interest rates and prepayment assumptionsrelated to the underlying mortgages.

Sales of available for sale securities:
Sales of available for sale securities:     2003          2002           2001
   Proceeds                               $59,879     $1,034,160      $541,460
   Realized gains                             -           69,733        12,639
   Realized losses                         54,011            -             -


The scheduled maturity date of the securities available for sale at December 31, 2003 is:


                                                 Amortized              Fair
                                                      Cost             Value
                                   2003           $ 12,446          $ 12,446
                     2004-2007                           0                 0
                     2008-2012                   1,048,968         1,040,209
                     After 2012                    626,550           596,514
                                                ----------        ----------
                                                $1,687,964        $1,649,169
                                                ==========        ==========



5.      Loans
Major classifications of loans are as follows as of December 31:


                                               2003                  2002
      Commercial                         $ 15,943,127          $ 16,550,325
      Real estate -mortgage                15,687,265            11,633,060
      Real estate -construction             1,270,789             2,113,747
      Installment                           1,905,793             2,799,490
      Credit cards                            121,612                95,412
                                          -----------          ------------
         Gross Loans                       34,928,586            33,192,034
      Allowance for loan losses              (454,118)            (408,219)
                                          ------------         -------------
         Net Loans                        $ 34,474,468          $ 32,783,815
                                          ============         =============

        Changes in the allowance for loan losses were as follows:
                                           2003            2002           2001
      Balance, beginning of year        $ 408,219      $ 579,113      $ 562,997
      Provision charged to operations     189,400        100,000         40,000
      Recoveries                           97,008         16,570         20,058
      Charge-offs                        (240,509)      (287,464)       (43,942)
                                        ---------      ---------      ---------
      Balance, end of year              $ 454,118      $ 408,219      $ 579,113
                                        =========      =========      ==========


There are no past due loans over 90 days and still accruing interest at December 31, 2003 and 2002. Non-accrual loans at December 31 are summarized as follows:
5. Loans (continued)


                                                              2003       2002
      Non accrual loans:
            Real estate - mortgage and construction loans $   907,599  $ 102,713
            Installment loans                                   5,128     67,546
            Commercial loans                                  204,400    509,301
                                                           ----------  ---------
                                                          $ 1,117,127  $ 679,560
                                                          ===========  =========


Information regarding impaired loans for the years ended December 31, is as follows:

      Impaired loans:                              2003       2002         2001
      Loans with no allowance allocated         $     0     $   0       $    0
      Loans with allowance allocated            $1,117,127  $679,560    $770,024
      Amount of allowance for loan
       losses allocated                         $  291,754  $177,069    $ 76,501

      Impaired loans:
      Average balance during the year           $ 946,261   $ 531,823   $770,714
      Interest Income recognized                $   6,248   $   8,412   $  8,454
      thereon
      Cash-basis interest income recognized     $   6,248   $   8,412   $  8,454

6.     Premises and equipment
        Classifications at December 31 are summarized as follows:
                                                       2003               2002
      Land                                         $   32,811        $  132,931
      Buildings and improvements                      234,984         1,157,624
      Furniture,fixtures,equipment and              2,327,279         2,108,391
      software
                                                     2,595,074         3,398,946
           Less:  accumulated depreciation          1,765,267)        1,678,044)
                                                   -----------       -----------
            Net premises and equipment             $  829,807        $ 1,720,902
                                                   ===========       ===========



In June 2003 the Bank sold its Maiden Lane office to Lowertown Development LLC for $1,173,833. The Bank is leasing the office for a term of 24 months, until completion of the new Lowertown development. A gain on the sale of $342,851 over book value is being recognized over the same 24 month period. The Bank has an option to purchase 10, 100 square feet and move into the new Lowertown development upon completion.

Depreciation expense amounted to $305,741, $290,516 and $268,529 for the years ended December 31, 2003, 2002 and 2001, respectively.

The Bank began leasing its Maiden Lane building in June 2003. The seven month rent totaled $62,265. The Bank leases an ATM drive-thru location in Ann Arbor for approximately $25,000 per year and one off-site ATM location for $9,000 per year. Midwest leases its office space for approximately $38,000 per year in Houghton, Michigan. Total rental 6. Premises and equipment (continued)

expense for all operating leases was $144,778, $55,861 and $50,995 in 2003, 2002 and 2001. As of December 31, 2002, the Company had no minimum rental commitments under non-cancelable operating leases.

Prior to 2002, the Bank leased part of its main office in Ann Arbor to the University of Michigan. Under this lease agreement (which expired in September
2001), the Bank was reimbursed for 40.4% of its occupancy expense.

7. Time deposits
Time deposit liabilities issued in denominations of $100,000 or more were $2,632,451 and $2,784,947 at December 31, 2003 and 2002 respectively.

At December 31, 2003, stated maturities of time deposits were:

        2004         $5,347,629
        2005          2,856,658
        2006            535,800
        2007            152,075
        2008            143,798
        Thereafter      420,022
                     -----------
                     $9,455,982
                     ===========

The Bank had issued through brokers $1,101,000 and $7,890,000 of time deposits as of December 31, 2003 and 2002, respectively. These time deposits have maturities ranging from one to five months and are included in the table above. These deposits are issued in denominations of less than $100,000.

The Bank had deposits of $1,550,233 and $1,131,416 from directors, officers and their affiliates as of December 31, 2003 and 2002, respectively.


8. Stock options
In 1995, the Company adopted a stock option and stock award plan (the 1995 Stock
Plan), which provides for the grant of incentive stock options, as defined in
Section 422(b) of the Internal Revenue Code of 1986, as amended, as well as the grant of non-qualified stock options and other stock awards. The plan provides for the grant to officers, directors and key employees of the Company, and independent contractors providing services to the Company, of options to purchase and other awards of common stock. The exercise price of options granted under the plan shall be determined by the Board of Directors, or a compensation committee thereof. Options shall expire on the date specified by the Board of Directors or such committee, but not more than 10 years from the date of grant (or five years from the date of grant for incentive stock options if the grantee owned 10% of the Company's voting stock at the date of grant). Unless amended, the 1995 Stock Plan will terminate on November 15, 2005.

The following table summarizes the activity relating to options to purchase the Company's common stock:



                                               Number of       Weighted Average
                                                Options         Exercise price

      Outstanding at December 31,  2000           164,909             1.30
      Granted - 2001 ($0.72) Fair Value)          100,000             2.00
      Exercised - 2001                            (5,000)             0.75
      Forfeited - 2001                            (8,000)             1.00
                                            --------------
      Outstanding at December 31, 2001            251,909             1.60
      Forfeited - 2002                           (47,000)             1.61
      Granted - 2002 ($0.08)Fair Value)            75,000             1.00
      Outstanding at December 31, 2002            279,909            $1.44
      Granted - 2003 ($0.10) Fair Value)           54,000            $1.85
      Exercised - 2003                           (36,000)             1.33
      Forfeited - 2003                           (26,500)             1.26
                                           --------------
      Outstanding at December 31, 2003            271,409             1.60
                                           ==============



        At December 31, 2003:
        Number of options immediately exercisable                     133,982
        Weighted average exercise price of immediately
         exercisable options                                             $1.47
        Range of exercise price of options outstanding           $0.75 - $2.47
        Weighted-average remaining life of options outstanding    3.53 years

        The following summarizes assumptions used to value stock options.



                                       2003            2002             2001


            Risk-free interest rate    4.00%          4.13%            5.43%
            Expected option life       5.0 years      5.0 years        2.6 years
            Expected stock price
              volatility               22.5%          21.2%            21.6%
            Expected dividends           $0              $0               $0

9. Employee stock ownership plan (ESOP)
The employees allocation of ESOP assets is based on their current compensation, after 1 year of service and upon reaching the age of 21. The annual contribution to the ESOP is at the discretion of the Board of Directors. Assets of the plan are comprised entirely of 77,018 shares of the Companys stock at December 31, 2003 and 2002, all of which were fully allocated at December 31, 2003. Upon retirement from the plan, participants can receive distributions of their allocated shares of the Company's stock. The assets of the ESOP are held in trust and were valued at approximately $199,000, and $53,000 at December 31, 2002 and 2002, respectively.


10. Minority Interest
The Bank owns an 80% interest in the common stock of Midwest Loan Services, with the remaining 20% owned by the President of Midwest. At December 31, 2003 and 2002, total common stockholders' equity of Midwest was $2,226,820 and $1,800,830 resulting in a $445,324 and $360,166 minority interest reflected on the Company's consolidated balance sheet, respectively. The results of Midwest's operations for 2003, 2002 and 2001 are included in the Company's consolidated statement of operations.

11. Commitments and contingencies
The Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to buy, sell and fund loans, letters of credit and unused lines of credit. The Banks exposure to credit loss in the event of non-performance is equal to or less than the contractual amount of these instruments. The Bank follows the same credit policy to make such commitments as that followed by loans recorded in the consolidated financial statements. The following is a summary of commitments as of December 31:


2
                                              2003                2002
      Unused lines of credit              $ 3,762,000         $ 2,094,000
      Commitments to fund loans           $ 2,562,000         $ 3,748,000
      Foreign exchange future             $    75,000               -
                                         ------------         -----------
   Total                                  $ 6,399,000         $ 5,842,000
                                         ===========          ============


12. Related party transactions
The Company's President also serves as President and Chairman of Michigan BIDCO. As such, the President is actively involved in the BIDCOs operations, including investment activity and estimation of the fair value of its equity investments. On March 24, 2003, the Bank exchanged its preferred stock in BIDCO for a note from a company in which Stephen Lange Ranzini, the Banks President, is a shareholder. The note is collateralized by all assets of the company.The note bears interest at 7.5% and is due not later than December 31, 2004.

The Bank had loans of $280,690 and $950,513 to related officers and directors at December 31, 2003 and 2002, respectively. There were no related party loans that were originated during 2003 that were outstanding at year end. During 2003, a construction line of credit issued in 2002 was terminated. Available lines of credit to related parties at the December 31, 2003 and 2002, totaled $156,373 and $229,487, respectively. Related party loans were made in the normal course of business and were performing pursuant to terms at December 31, 2003.

13. Income taxes

The Company has recorded an $80,000 tax benefit in 2003 as a deferred tax asset at December 31, 2003 which represents a portion of the existing net operating loss carryforward that is expected to be utilized to offset future taxable income. At December 31, 2002 and 2001 no income tax expense or benefit was recorded due to uncertainties as to the future benefits of the net operating losses.

The net deferred tax asset at December 31, 2003 and 2002 is comprised of the following:

                                             2003                  2002
      Allowance for loan losses          $  276,579            $  212,183
      Net operating loss carry-forward      487,663               677,617
      Tax credit carryforward               989,123               866,436
      Donation carryforward                  46,819                43,667
      Other                                 143,276                15,617
                                          ---------             ----------
            Deferred tax assets           1,943,460             1,815,521
                                          ---------             ----------
      Servicing rights                     (339,009)             (353,350)
      Depreciation                          (32,661)

           Deferred tax liabilities        (371,670)             (353,350)
                                          ----------            ----------
           Net deferred tax asset         1,571,790             1,462,171
           Valuation allowance for
            deferred tax assets           (1,491,790)           (1,462,171)
                                          -----------           -----------
           Net deferred tax asset          $  80,000                $   0
                                          ===========           ===========


The Company has net operating loss carryforwards of approximately $1,434,302 which expire beginning in 2012; and general business credit carryforwards of approximately $989,123 which expire beginning in 2011.

Financial statement tax expense amounts differ from the amounts computed by applying the statutory federal tax rate of 34% to pretax income because of operating losses and valuation allowances recorded to reduce deferred tax assets as noted above.

14. Short Term Borrowings The Bank had a line of credit available from the Federal Home Loan Bank (the FHLB) in the amount of $3.0 million and $3.5 million at December 31, 2003 and 2002, respectively. At December 31, 2003, borrowings were secured by the pledge of specific mortgage loans held for investment with unpaid principal balances of $5.4 million and available-for-sale securities with a balance of $1.6 million.

The Bank had a line of credit available from the Federal Reserve Bank of Chicago (the FRB) in the amount of $5.4 million. There were no amounts outstanding on this line from the FRB at December 31, 2003 and 2002. Borrowings are secured by the pledge of specific commercial loans held for investment with unpaid principal balances of $8.1 million. The following information provides a summary of short-term borrowings for the years indicated:

                                                 2003          2002
Amount outstanding at the end of
the year and interest rate                      $ 0.00        $ 0.00

      Maximum amount of borrowing outstanding
       at any month end during the year       $991,000      $2,881,000

        Average amount outstanding during the
         year and weighted average rate     $227,063 1.29%  $472,079  2.09%

15. Long Term Borrowings
The Company had a note payable to North Country Bank & Trust (NCB&T) secured by the stock of the Bank with a balance of $166,000 and $298,000 at December 31, 2003 and 2002, respectively. The note has a maturity date of February 15, 2005. Interest is payable quarterly at the prime rate (4.00% at December 31, 2003) of NCB&T plus 1.00 percent. Principal payments required are as follows:

                2004    $132,000
                2005    $ 34,000
                        ---------
                Total   $166,000
                        =========

Dividends by the Bank to the holding company in excess of the prior year's annual net income are not permitted without prior permission from NCB&T under the terms of the Company's credit facility.


16. Regulatory matters
University Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by regulators 16.

about components, risk weightings, and other factors.

The Bank is also subject to prompt corrective action capital requirement regulations set forth by the FDIC. The FDIC requires the Bank to maintain a minimum of total capital and Tier 1 capital (as defined) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average total assets (as defined). Management believes, as of December 31, 2003, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2003, the most recent guidelines from the FDIC categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. At December 31, 2002 the Bank was classified as well capitalized. To be categorized as "well capitalized," the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.



                                                                         To Be Adequately          To Be Well
                                                                           Capitalized             Capitalized
                                                                           Under Prompt            Under Prompt
                                                                        Corrective Action          Corrective Action
                                             Actual                         Provisions             Provisions
                                        Amount         Ratio          Amount       Ratio          Amount        Ratio
As of December 31, 2003:
Total capital (to risk weighted
assets)                                 $4,176,000       12.4 %       $2,689,000      8.0 %     $3,362,000       10.0 %
Tier I capital (to risk weighted
assets)                                  3,755,000       11.2 %        1,345,000      4.0 %      2,017,000        6.0 %
Tier I capital (to average assets)       3,755,000        8.7 %        1,728,000      4.0 %      2,160,000        5.0 %
As of December 31, 2002:
Total capital (to risk weighted
assets)                                 $3,954,000       11.1 %       $2,841,000      8.0 %     $3,552,000       10.0 %
Tier I capital (to risk
weighted assets)                         3,546,000        9.9 %        1,421,000      4.0 %      2,131,000        6.0 %
Tier I capital (to  average
assets)                                  3,546,000        7.9 %        1,797,000      4.0 %      2,247,000        5.0 %

The Bank presently has a written understanding with its regulators that the Bank will maintain the ratio of Tier 1 capital to average assets at 7% or more.

17. Managements Plan Regarding Continuing Operations
At December 31, 2003, University Bancorp had an accumulated deficit of $1,905,404 and recurring losses from operations for 3 of the past 5 years. University Bancorps operations are intended to continue in the future. Management has reviewed operating results, prepared projections of possible future results, performed other analyses of its operations to reduce operating costs and entered new product lines of business. Management of the Company has implemented a plan to improve core earnings by adding low-cost deposits, adjusting fees, growing the loan portfolio of the Bank, improving the synergy between its subsidiary operations, and eliminating inefficient or redundant costs at the Bank level. Both the Bank and Midwest Loan Services are projected to have profits in 2004, however, the Company's continued existence is dependent upon its ability to maintain profitable operations and retain adequate capital levels.


18. Fair Value of Financial Instruments
The following methods and assumptions were used to estimate fair values for financial instruments. The carrying amount is considered to estimate fair value for cash and short-term instruments, demand deposits, short-term borrowings, accrued interest, and variable rate loans or deposits that reprice frequently and fully. Securities fair values are based on quoted market prices or, if no quotes are available, on the rate and term of the security and on information about the issuer. For fixed rate loans or deposits and for variable rate loan or deposits with infrequent repricing or repricing limits, the fair value is estimated by the discounted cash flow analysis using current market rates for the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analyses of underlying collateral values, where applicable. Fair value of loans held for sale is based on market estimates. Fair value of mortgage servicing rights is estimated using discounted cash flows based on current market interest rates net of estimated costs of servicing loans. Fair value of mortgage subservicing rights is based on a multiple of servicing contract revenue. The fair value of debt is based on currently available rates for similar financing. The fair value of off-balance sheet items is based on the fees or cost that would normally be charged to enter into or terminate such agreements. Fair value of unrecognized financial instruments includes commitments to extend credit and the fair value of letters of credit are considered immaterial.

The carrying amounts and fair values of the Company's financial instruments were as follows:

                                          December 31, 2003
                                        Carrying          Fair
Financial Assets                        Amount         Value
Cash and short term investments     $ 2,171,000   $ 2,171,000
Securities available for sale         1,649,000     1,649,000
Federal Home Loan Bank stock            881,100       881,100
Loans held for sale                     206,000       206,000
Loans                                34,929,000    36,084,000
Mortgage servicing rights             1,032,000     1,032,000
Accrued interest receivable             130,000       130,000

Financial Liabilities
Deposits                             38,808,000    39,048,000
Long term borrowings                    166,000       166,000
Accrued interest payable                 52,000        52,000



                                          December 31, 2002
                                        Carrying          Fair
Financial Assets                        Amount         Value
Cash and short term investments     $ 2,569,000   $ 2,569,000
Securities available for sale         3,103,000     3,103,000
Federal Home Loan Bank stock            848,000       848,000
Loans held for sale                   1,551,000     1,551,000
Loans                                32,784,000    34,860,000
Mortgage servicing rights             1,015,000     1,015,000
Accrued interest receivable             170,000       170,000

Financial Liabilities
Deposits                             41,920,000    42,102,000
Long term borrowings                    298,000       298,000
Accrued interest payable                 97,000        97,000



19. Segment Reporting

The Companys operations include three primary segments: retail banking, mortgage banking, and merchant banking. Through its banking subsidiarys branch in Ann Arbor, the Company provides traditional community banking services such as accepting deposits, making loans, and providing cash management services to individuals and local businesses. Mortgage banking activities includes servicing of residential mortgage loans for others (See Note 2). Merchant banking is conducted entirely through Michigan BIDCO, which makes loans to growing businesses. As additional consideration for the loans it makes, BIDCO typically receives equity or options in each business. (See Note 3)

The Companys three reportable segments are strategic business units that are separately managed as they offer different products and services and have different marketing strategies. In addition, both the merchant banking segment and mortgage banking segment service a different customer base from that of the retail banking segment.

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


Information about reportable segments for the year ended December 31, 2003 follows:

                                                              Retail         Mortgage
                                                             Banking          Banking              Totals
      Interest income                                     $2,689,157          $42,942          $2,732,099
      Gain on the sale of mortgage loans                           0          756,170             756,170
     Other non-interest income                             1,182,413        3,993,999           5,176,322
      Interest expense                                       836,734            4,903             841,637
      Provision for loan losses                              189,400                0             189,400
      Salaries and benefits                                1,711,577        1,646,483           3,358,060
      Occupancy                                              245,931          176,836             422,767
     Other operating expense                               1,524,729        2,313,466           3,838,285
     (Loss) income before tax expense                      (636,801)          651,423              14,622
      Income tax (benefit) expense                         (145,643)          225,643            (80,000)
      Segment (loss) profit                               $(331,158)         $425,780             $94,622
      Segment assets                                     $40,667,106       $2,356,200         $43,023,306
      Capital expenditures                                  $108,309         $136,326            $244,635
      Depreciation                                          $153,744         $151,997            $305,741
      Amortization                                            $5,198         $865,977            $871,175




I        Information about reportable segments for the year ended December 31, 2002 follows:

                                                              Retail         Mortgage
                                                             Banking          Banking              Totals
      Interest income                                     $3,148,530          $45,922          $3,194,452
      Gain on the sale of mortgage loans                           0          236,098             236,098
     Other non-interest income                               813,528        3,391,393           4,204,921
      Interest expense                                     1,036,643            2,520           1,039,163
      Provision for loan losses                              110,000         (11,000)             100,000
      Salaries and benefits                                1,580,656        1,348,884           2,929,540
      Occupancy                                              185,859          163,327             349,186
     Other operating expense                               1,246,494        1,755,051           3,001,545
     (Loss) income before tax expense                      (229,239)          434,837             205,598
      Income tax (benefit) expense                         (153,665)          153,665                   0
      Segment (loss) profit                                $(75,574)         $281,172            $205,598
      Segment assets                                     $44,078,661       $2,170,652         $46,249,313
      Capital expenditures                                   $22,255         $106,699            $128,954
      Depreciation                                           $75,831         $119,239            $195,070
      Amortization                                          $106,967         $522,081            $629,048



        Information about reportable segments for the year ended December 31, 2002 follows:


                                                          Retail           Mortgage         Merchant
                                                         Banking            Banking          Banking              Totals
        Interest income                               $3,313,473           $229,624                           $3,543,097
        Gain on the sale of mortgage loans                     0             67,202                0              67,202
       Other non-interest income                         769,026          3,233,733        (114,551)           3,888,208
        Interest expense                               1,804,856                  0                0           1,804,856
        Provision for loan losses                         40,000                  0                0              40,000
        Salaries and benefits                          1,543,918          1,706,795                0           3,250,713
        Occupancy                                        336,109            128,074                0             464,183
       Other operating expense                           877,007          1,368,322                0           2,245,329
       (Loss) income before tax expense                (552,275)            360,253        (114,551)           (306,573)
        Income tax (benefit) expense                   (122,830)            122,830                0                   0
        Segment (loss) profit                         $(429,445)           $237,423       $(114,551)          $(306,573)
        Segment assets                               $43,955,154         $1,667,577                0         $45,622,731
        Capital expenditures                            $288,753           $391,037                0            $679,790
        Depreciation                                    $159,332           $109,197                0            $268,529
        Amortization                                    $129,497           $312,233                0            $441,730

20. Quarterly Financial Data -Unaudited
        The following tables represent summarized data for each of the quarters in 2003 and 2002 (in thousands, except loss per share data).

                                                                             2003
                                               -------------------------------------------------------------------------
                                                  Quarter           Quarter           Quarter            Quarter
                                                   Ended             Ended              Ended             Ended
                                                  March 31          June 30         September 30       December 31
                                              -------------------------------------------------------------------------
Interest income                                          $ 695             $ 681              $ 671             $ 685
Interest expense                                           227               218                195               202
                                              -------------------------------------------------------------------------
Net interest income                                        468               463                476               483
Provision for losses                                       106                39                 22                22
                                              -------------------------------------------------------------------------
Net interest income after
   Provision for losses                                    362               424                454               461
Loan set-up and other fees                                 822             1,068                965               528
Loan servicing and subservicing fees                       201               232                280               415
Gain on sale of loans                                      184               305                180                87
Other non-interest income                                  115                90                277               183
Non-interest expense                                     1,611             2,105              2,124             1,779
                                              -------------------------------------------------------------------------
Income before tax benefit                                   73                14                 32             (105)
                                              -------------------------------------------------------------------------
Income tax benefit                                           -                 -               (80)                 -
                                              -------------------------------------------------------------------------
   Net (loss) earnings available to common                $ 73              $ 14              $ 112           $ (105)
shareholders
                                              =========================================================================
Basic and diluted (loss) earnings per share             $ 0.02            $ 0.00              $0.03           $(0.03)
                                              =========================================================================
Weighted average shares outstanding                  3,899,548         3,899,548           3,951,944        4,009,309
                                              ========================================================================



20. Quarterly Financial Data -Unaudited (continued)

                                                                                2002

                                              -------------------------------------------------------------------------
                                                 Quarter          Quarter           Quarter             Quarter
                                                  Ended            Ended              Ended        Ended December 31
                                                 March 31         June 30         September 30
                                              -------------------------------------------------------------------------
Interest income                                        $ 788             $ 838              $ 839               $ 729
Interest expense                                         283               252                248                 256
                                              -------------------------------------------------------------------------
Net interest income                                      505               586                591                 473
Provision for losses                                      23                23                 15                  39
                                              -------------------------------------------------------------------------
Net interest income after
   Provision for losses                                  482               563                576                 434
Loan set-up and other fees                               652               471                663               1,305
Loan servicing and subservicing fees                     259               133                143                 178
Gain on sale of loans                                     35                20                 43                 138
Other non-interest income                                 86                58                171                  86
Non-interest expense                                   1,536             1,483              1,439               1,832
                                              -------------------------------------------------------------------------
Income before tax benefit                               (22)             (238)                157                 309
                                              -------------------------------------------------------------------------
Income tax expense                                         -                 -                  -                   -
                                              -------------------------------------------------------------------------
Net (loss) earnings available to common               $ (22)           $ (238)              $ 157               $ 309
shareholders
Basic and diluted (loss) earnings per share         $ (0.01)          $ (0.06)              $0.04               $0.08
                                              -------------------------------------------------------------------------
Weighted average shares outstanding                3,810,326         3,850,130          3,875,538           3,899,548
                                              =========================================================================


21.       Parent Company Only Condensed Financial Information


                                                    Condensed Balance Sheet
                                         December 31,         December 31,
                                          2003                    2002
                                       ------------------ ---------------------
  ASSETS
  Cash and cash equivalents           $       669             $     212,273
  Securities available for sale            12,316                       233
  Investment in University Bank         3,557,977                 3,309,617
  Investment in Michigan BIDCO             29,258                    29,258
  Receivable from University Bank             -                         -
  Other assets                              3,768                     3,362
                                       ------------           ------------
     Total Assets                     $ 3,603,988            $    3,554,743
                                       ============            =============
  LIABILITIES AND STOCKHOLDERS' EQUITY
  Notes payable                       $  166,000             $      298,000
  Accounts payable                         2,000                     98,805
  Accrued interest payable                 1,361                      1,972
                                      ------------             ------------
     Total Liabilities                   169,361                    398,777
  Stockholders' Equity                 3,434,627                  3,155,966
                                      ------------             ------------
     Total Liabilities and
Stockholders' Equity                 $ 3,603,988             $   3,554,743
                                      ===========              =============


21   Parent Company Only Condensed Financial Information (continued)

                         Condensed Statements of Income

                                                2003        2002          2001
                                            ----------  -----------   ---------
    INCOME:
       Interest and dividends on investments  $    339     $   328    $       407
       Net security losses                    (26,574)                         -
       Other income                                                      (114,551)
                                              ----------  -----------   ---------
                   Total (loss)income         (26,235)         328       (114,144)

    EXPENSES:
       Interest                                12,144       20,675         52,503
       Amortization of goodwill                                          (139,412)
       Public listing                          43,088       38,202         45,902
       Professional fees                       24,000       33,513         43,330
       Other miscellaneous                      5,250        3,014          4,788
                                              ----------  -----------   ---------
                   Total Expense               84,482       95,404          7,111
    Loss before federal income taxes
         and equity in undistributed
         net loss of subsidiaries            (110,717)     (95,076)      (121,255)
    Federal income taxes
                                              ----------  -----------   ---------
    Loss before equity in undistributed
         net loss of subsidiaries            (110,717)     (95,076)      (121,255)
    Equity in undistributed net income (loss)
         of subsidiaries                      205,159       300,674      (185,318)
                                             ----------  -----------   ---------
    Net income (loss)                       $  94,442      $205,598    $(306,573)
                                            =========== ============  ===========

-

21.   Parent Company Only Condensed Financial Information (continued)

                              Condensed Statements of Cash Flows
                                                                                              For Year Ended
                                                                               2003           2002              2001
                                                                               -------------- ----------------  ------------------
     Cash flow provided by (used in) investing activities:
     Net Income (Loss)                                                        $      94,442     $    205,598    $  (306,573)
     Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
     Amortization of goodwill                                                            -                -          139,412
     Gain on sale of investments                                                    27,783                -                   -
     Decrease/(increase) in receivable from affiliate                                   -          286,196         (136,624)
     (Increase)/decrease in other assets                                             (407)            (256)           55,495
     Decrease in other liabilities                                                (97,414)         (71,050)        (158,153)
     (Increase)/decrease investment in subsidiaries                              (205,159)        (300,673)          185,317
     Decrease in investment in Michigan BIDCO                                            -                -          114,551
                                                                              -------------- ----------------  ------------------
       Net cash (used in) provided by operating activities                       (180,755)          119,815        (106,575)
                                                                              -------------- ----------------  ------------------
     Cash flow from investing activities:
     Purchase of available for sale securities                                    (98,563)                          (66,652)
     Proceeds from sale of available for sale securities                            58,464
                                                                             -------------- ----------------  ------------------
       Net cash used in investing activities                                      (40,099)                          (66,652)
                                                                              -------------- ----------------  ------------------
     Cash flow from financing activities:
     Principal payment on notes payable                                          (132,000)        (132,000)        (132,000)
     Issuance of equity conversion bonds                                                 -                -          184,082
     Conversion of equity conversion bonds                                               -                -        (184,082)
     Issuance of preferred stock                                                         -                -          733,000
     Conversion of preferred stock                                                       -                -      (1,458,000)
     Payment of preferred dividend                                                       -                -         (52,244)
     Issuance of common stock                                                      141,250          128,413        1,162,656
                                                                             -------------- ----------------  ------------------
       Net cash provided by (used in) financing activities                           9,250          (3,587)          253,412
                                                                              -------------- ----------------  ------------------
               Net change in cash and cash equivalents                           (211,604)          116,228           80,185
         Cash and cash equivalents:
           Beginning of year                                                       212,273           96,045           15,860
                                                                             -------------- ----------------  ------------------
           End of year                                                       $         669      $   212,273      $    96,045
                                                                              ============== ================  ==================
        Supplemental disclosure of cash flow information:
         Cash paid during the year for:
           Interest                                                           $     12,755      $    60,686       $   60,686

Item 9. - Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

                                      None
ITEM 9A. - Controls and Procedures.

          (a)Evaluation of Disclosure Controls and Procedures. The companys Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the companys disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Report, have concluded that as of the end of the period covered by this Report the companys disclosure controls and procedures were adequate and effective to ensure that material information relating to the company would be made known to them by others within the company, particularly during the period in which this Form 10-K Annual Report was being prepared.



          (b)Changes in Internal Controls. There were no significant changes in the companys internal controls over financial reporting during the fiscal year ended December 31, 2003, that have materially affected, or are reasonably likely to materially affect, the Companys internal control over financial reporting.


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

         Executive Compensation
         Compensation Plans

Item 12. -  Security Ownership of Certain Beneficial Owners and Management

         The information required by this item is incorporated by reference herein from the portion of the Company's Proxy Statement to be under the caption:

         Security Ownership of Certain Beneficial Owners and
            Management

Equity Compensation Plan Information
The University Bancorp, Inc. 1995 Stock Option Plan authorizes stock options for issuance to employees, consultants and directors in exchange for services. The following table sets forth certain information regarding the above referenced equity compensation plan as of December 31, 2003.

                                                 Equity Compensation Plan Information
                                                   (a)                   (b)                   (c)
                                                  Number of                                   Number of
                                               securities to be                          securities remaining
                                             issued upon exercise    Weighted-average    available for future
               Plan Category                    of outstanding      exercise price of    ssuance under equity
                                             ptions, warrants and  outstanding options,   compensation plans
                                                  rights (1)       warrants and rights  (excluding securities
                                                                                         reflected in column
                                                                                               (a))
Equity compensation
plans approved by
security holders                                   271,409                $1.60                 48,026
Equity compensation
plans not approved
by security holders                                   0                     NA                    0
Total                                              271,409                $1.60                 48,026



(1) University Bancorp has not granted rights or warrents applicable to this chart.

Item 13. - Certain Relationships and Related Transactions

         The information required by this item is incorporated by reference herein from the portion of the Company's Proxy Statement to be under the caption:

         Certain Relationships and Related Transactions

ITEM 14: Principal Accountant Fees and Services.
Information relating to principal accountant fees and services is contained on page 20, under the caption Independent Public Accountants in the University Bancorp, Inc. definitive Proxy Statement dated April 30, 2003, relating to the 2003 Annual Meeting of Stockholders and the information within that section is incorporated by reference.

PART IV.

Item 15. - Exhibits, Financial Statement Schedules and Report on Form 8-K

(a) Index of Financial Statements:
The following statements are filed as part of this Report:

Audited consolidated balance sheets as of December 31, 2003 and December 31, 2002, and consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for the years ended December 31, 2003, 2002, and 2001 of the Company.

(b) Reports on Form 8-K:

None

      (c) Form S-8 relating to the University Bancorp, Inc. 1995 Stock Option
Plan

         (d) Exhibits:

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

     10.4 1995 Stock Plan of the Company (incorporated by reference to Exhibit A to the definitive Proxy Statement of the Company for 1996 Annual Meeting of Stockholders). *

10.4.1 Form of Stock Option Agreement related to the 1995 Stock Plan (incorporated by reference to Exhibit 10.7.1 to the Annual Report on Form 10-K for the year ended December 31, 1995). *

     10.5 Letter, dated December 1, 1989, from Federal Reserve Bank of Minneapolis (incorporated by reference to Exhibit 10.9).


     10.6 Federal Income Tax Allocation Agreement Between Newberry State Bank and Newberry Holding Inc. dated March 21, 1992 (incorporated by reference to
Exhibit 10.11).

     10.6.1 Federal Income Tax Allocation Agreement Between Newberry Holding Inc. and University Bancorp, Inc. dated May 21, 1991 (incorporated by reference to Exhibit 10.11.1).


     21 Subsidiaries of Registrant: List of subsidiaries filed herewith.


     23.1 Reports of Independent Auditors, Richard C. Woodbury, P.C., dated March 8, 2001 regarding Midwest Loan Services, Inc.

     23.2 Consent of Grant Thornton, LLP, Certified Public Accountants

     31.1  Certification  pursuant to Section 302 of the  Sarbanes-Oxley  Act of
2002

     31.2  Certification  pursuant to Section 302 of the  Sarbanes-Oxley  Act of
2002

     32.1 Certificate of the Chief Executive Officer and of University Bancorp, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



32.1 Certificate of the Chief Financial Officer of University
          Bancorp, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 SIGNATURES

         Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              UNIVERSITY BANCORP, INC.


                              By:      /s/Stephen Lange Ranzini
                                       Stephen Lange Ranzini,
                                       President and Chief Executive Officer
                              Date:    March 29, 2004

                              By:      /s/Nicholas K. Fortson
                                       Chief Financial Officer
                              Date:    March 29, 2004

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                 Title                        Date

/s/Stephen Lange Ranzini        Director, President,    March 29, 2004
Stephen Lange Ranzini

/s/Robert Goldthorpe            Director, Chairman      March 29, 2004
Robert Goldthorpe

/s/Gary Baker                   Director                March 29, 2004
Gary Baker

/s/Michael Talley               Director                March 29, 2004
Michael Talley

/s/Dr. Joseph L. Ranzini        Director                March 29, 2004
Dr. Joseph Lange Ranzini

/s/Paul Lange Ranzini           Director                March 29, 2004
Paul Lange Ranzini

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

10.4 1995 Stock Plan of the Company (incorporated by reference to Exhibit A to the definitive Proxy Statement of the Company for the 1996 Annual Meeting of Stockholders (the "1996 Proxy).

10.4.1 Form of Stock Option Agreement related to the 1995 Stock Plan (incorporated by reference to Exhibit 10.7.1 to the 1995 10-K).

10.5 Letter, dated December 1, 1989, from Federal Reserve Bank of Minneapolis (incorporated by reference to Exhibit 10.9 to the 1989 10-K).

10.6     Federal Income Tax Allocation Agreement Between
         Newberry State Bank and Newberry Holding Inc. dated
         March 21, 1992 (incorporated by reference to
         Exhibit 10.11 to the 1991 10-K).

10.6.1   Federal Income Tax Allocation Agreement Between
         Newberry Holding Inc. and University Bancorp, Inc.
         dated May 21, 1991 (incorporated by reference to Exhibit 10.11.1 to the 1991 10-K).

21       Subsidiaries of Registrant.                                         82


23.3 Consent of Grant Thornton, LLP, Certified Public Accountants

31.3    Certification pursuant to Section 302 of the Sarbanes-Oxley
               Act of 2002

31.4 Certification pursuant to Section 302 of the Sarbanes-Oxley
               Act of 2002

32.2 Certificate of the Chief Executive Officer and of University
          Bancorp, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



32.2 Certificate of the Chief Financial Officer of University
          Bancorp, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 21.  Subsidiaries of Registrant.

University Bank, a Michigan state chartered bank.

University Insurance & Investment Services, Inc., a Michigan Corporation (100% owned by Bank)

Midwest Loan  Services,  Inc., a Michigan  Corporation  (80% owned by University
Bank)

EXHIBIT 23.2

CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS We have issued our report dated March 25, 2004 accompanying the consolidated financial statements incorporated by reference in the annual report of University Bancorp, Inc. on Form 10-K for the year ended December 31, 2003. We hereby consent to the incorporation by reference of said report in the Registration Statement of University Bancorp, Inc. on Form S-8 (File No. 333- 109930 ) effective October 23, 2003.

/S/ GRANT THORNTON LLP
Southfield, Michigan
March 26, 2004

Exhibit 31.1
FORM 10-K 302 CERTIFICATION

I, Stephen Ranzini certify that:

1) I have reviewed this annual report on Form 10-K of University Bancorp, Inc.;
2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; 3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report; 4) The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrants other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants auditors and the audit committee of registrants board of directors (or persons performing the equivalent functions):
a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls; and

6. The registrants other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 29,2004         /s/Stephen Lange Ranzini
                            Stephen Lange Ranzini
                           President and Chief Executive Officer

Exhibit 31.2

FORM 10-K 302 CERTIFICATION

I, Nicholas K. Fortson certify that:

1) I have reviewed this annual report on Form 10-K of University Bancorp, Inc.;
2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; 3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report; 4) The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrants other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants auditors and the audit committee of registrants board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls; and

6) The registrants other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 29,2004         /s/Nicholas K. Fortson
                           Nicholas K. Fortson
                           Chief Financial Officer

Exhibit 32.1






                             CERTIFICATION PURSUANT
                           TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of University Bancorp, Inc. (the "Registrant") on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on March 29, 2004, hereof (the "Report"), the undersigned officers certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that: (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.






University Bancorp, Inc




Date: March 29, 2004
By:/s/ Stephen Lange Ranzini
  Stephen Lange Ranzini
   President and Chief Executive Officer

Exhibit 32.2


                             CERTIFICATION PURSUANT
                           TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of University Bancorp, Inc. (the "Registrant") on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on March 29, 2004, hereof (the "Report"), the undersigned officers certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that: (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.



University Bancorp, Inc




Date: March 29, 2004
By: /s/ Nicholas K. Fortson
Nicholas K. Fortson
Chief Financial Officer