Form 10-Q
period 2004-03-31
UNIVERSITY BANCORP INC /DE/
filed 2004-05-17
CIK 811211

25


                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

(Mark One)

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2004

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

   Common Stock, $0.01 par value outstanding at April 30, 2004: 4,090,548 shares page 1 of 26 pages

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


Part I. - Financial Information
Item 1.- Financial Statements

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                March 31, 2004 (Unaudited) and December 31, 2003

                                                                                     March 31,                December 31,
ASSETS                                                                                 2004                       2003
                                                                                 ------------------         -----------------

Cash and due from banks                                                       $          1,779,368       $          2,171,189
Securities available for sale, at market                                                 1,576,974                  1,649,169
Federal Home Loan Bank Stock                                                               881,100                    881,100
Loans held for sale, at the lower of cost or market                                        941,800                    206,008
Loans                                                                                   35,632,943                 34,928,586
Allowance for loan losses                                                                (521,896)                  (454,118)
                                                                                 ------------------         ------------------
     Loans, net                                                                         35,111,047                 34,474,468

Premises and equipment, net                                                                858,000                    829,807
Investment in Michigan BIDCO Inc.                                                           29,258                    629,258
Investment in Michigan Capital Fund LPI                                                    231,244                    256,244
Mortgage servicing rights , net                                                            907,412                  1,031,575
Real estate owned, net                                                                     809,150                    429,500
Accounts receivable                                                                         91,274                    122,067
Accrued interest receivable                                                                112,403                    129,808
Prepaid expenses                                                                           219,950                    183,143
Goodwill, net                                                                              103,914                    103,914
Other assets                                                                               366,586                    451,290
                                                                                 ------------------         ------------------

      TOTAL ASSETS                                                            $         44,019,480       $         43,548,540
                                                                                 ==================         ==================



                                   -Continued-


                            UNIVERSITY BANCORP, INC.
                     Consolidated Balance Sheets (continued)
                March 31, 2004 (Unaudited) and December 31, 2003

                                                                                     March 31,               December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                                   2004                       2003
                                                                                 ------------------         ------------------

Liabilities:
Deposits:
  Demand - non interest bearing                                               $          3,322,998       $          3,146,688
  Demand - interest bearing                                                             23,687,365                 25,827,337
  Savings                                                                                  440,332                    377,545
  Time                                                                                  10,149,120                  9,455,982
                                                                                 ------------------         ------------------
     Total Deposits                                                                     37,599,815                 38,807,552
Short term borrowings                                                                    1,870,500                          0
Long term borrowings                                                                       133,000                    166,000
Accounts payable                                                                           243,148                    289,150
Accrued interest payable                                                                    47,659                     51,613
Other liabilities                                                                          300,861                    354,273
                                                                                 ------------------         ------------------
     Total Liabilities                                                                  40,194,983                 39,668,588
Minority Interest                                                                          427,786                    445,324

Stockholders' equity:
  Common stock, $0.01 par value;
   Authorized - 5,000,000 shares;
    Issued -4,205,732 shares at March 31, 2004
     and 4,141,732 shares at December 31, 2003                                              42,057                     41,417
  Additional paid-in-capital                                                             5,800,300                  5,677,940
  Accumulated deficit                                                                  (2,089,932)                (1,905,404)
  Treasury stock - 115,184 shares at March 31,
    2004 and December 31, 2003                                                           (340,530)                  (340,530)
  Accumulated other comprehensive loss,
    unrealized losses on securities available
    for sale, net                                                                         (15,184)                   (38,795)
                                                                                 ------------------         ------------------

     Total Stockholders' Equity                                                          3,396,711                  3,434,628
                                                                                 ------------------         ------------------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                                                   $         44,019,480       $         43,548,540
                                                                                 ==================         ==================


The accompanying notes are an integral part of the consolidated financial statements.



                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
      For the Three Month Periods Ended March 31, 2004 and 2003 (Unaudited)


                                                                                                2004              2003
                                                                                           ---------------- -----------------
Interest income:
  Interest and fees on loans                                                              $        595,410 $         631,339
  Interest and dividends on securities:
   U.S. Government agencies                                                                         20,447            35,284
   Other securities                                                                                 19,001            23,250
  Interest on federal funds and other                                                                  183             4,987
                                                                                           ----------------  ----------------
     Total interest income                                                                         635,041           694,860
                                                                                           ----------------  ----------------
Interest expense:
  Interest on deposits:
   Demand deposits                                                                                 106,102            91,506
   Savings deposits                                                                                  1,174             1,281
   Time deposits                                                                                    74,726           131,067
  Short term borrowings                                                                              2,758           -
  Long term borrowings                                                                               1,857             3,558
                                                                                           ----------------  ----------------
     Total interest expense                                                                        186,617           227,412
                                                                                           ----------------  ----------------
     Net interest income                                                                           448,424           467,448
Provision for loan losses                                                                           22,500           105,900
                                                                                           ----------------  ----------------
     Net interest income after
       provision for loan losses                                                                   425,924           361,548
                                                                                           ----------------  ----------------
Other income:
  Loan servicing and subservicing fees                                                             333,925           200,711
  Initial loan set-up and other fees                                                               382,551           822,085
  Gain on sale of mortgage loans                                                                    89,352           183,705
  Insurance and investment fee income                                                               56,549            48,048
  Deposit service charges and fees                                                                  25,550            28,127
  Other                                                                                             75,963            39,300
                                                                                           ----------------  ----------------
     Total other income                                                                            963,890         1,321,976
                                                                                           ----------------  ----------------

                                   -Continued-

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (continued)
            For the Three Month Periods Ended March 31, 2004 and 2003
                                   (Unaudited)
                                                                                                2004              2003
                                                                                           ----------------  ----------------
  Salaries and benefits                                                                   $        724,143 $         785,308
  Occupancy, net                                                                                   113,263            88,897
  Data processing and equipment                                                                    124,085           108,226
  Legal and audit expense                                                                           36,693            37,774
  Consultant fees                                                                                   35,023            33,438
  Mortgage banking expense                                                                          64,531           169,563
  Servicing rights amortization                                                                    210,457           102,173
  Advertising                                                                                       30,898            25,963
  Memberships and training                                                                          25,399            21,118
  Travel and entertainment                                                                          25,486            27,178
  Supplies and postage                                                                              45,228            45,946
  Insurance                                                                                         32,351            21,574
  Other operating expenses                                                                         106,785           143,114
                                                                                           ----------------  ----------------
     Total other expenses                                                                        1,574,342         1,610,272
                                                                                           ----------------  ----------------
Income (loss) before income taxes                                                                (184,528)            73,252
                                                                                           ----------------  ----------------
Income tax expense (benefit)                                                                        -                -
                                                                                           ----------------  ----------------
      Net income (loss)                                                                   $      (184,528) $          73,252
                                                                                           ================  ================
Basic and diluted income (loss)
   per common share                                                                       $         (0.05) $            0.02
                                                                                           ================  ================
Weighted average shares outstanding -Basic                                                       4,058,108         3,899,548
                                                                                           ================  ================
Weighted average shares outstanding -Diluted                                                     4,136,177         3,900,774
                                                                                           ================  ================

See accompanying notes to consolidated financial statements (unaudited).




                            UNIVERSITY BANCORP, INC.
             Consolidated Statements of Comprehensive Income (Loss)
            For the Three Month Periods Ended March 31, 2004 and 2003
                                   (Unaudited)

                                                                              2004              2003
                                                                         -----------------  ---------------
Net income (loss)                                                             $(184,528)        $ 73,252
Other comprehensive income (loss):
          Unrealized gains/(losses) on securities
            available for sale                                                    22,301          16,914
          Less:  reclassification adjustment
            for accumulated (losses)/gains
            included in net income (loss)                                       1,311          -
                                                                         -----------------  ---------------
         Other comprehensive income/(loss),
                before tax effect                                                 23,612          16,914
         Income tax expense (benefit)                                               -                -
         Other comprehensive income (loss),
                net of tax                                                        23,612          16,914
                                                                         -----------------  ---------------
Comprehensive income(loss)                                                    $(160,916)         $90,166
                                                                         =================  ===============

See accompanying notes to consolidated financial statements (unaudited).




                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
            For the three month periods ended March 31, 2004 and 2003
                                   (Unaudited)
                                                                                               2004                2003
                                                                                        -------------------   ------------------
Cash flow from operating activities:
Net income (loss)                                                                      $         (184,528)  $           73,252
Adjustments to reconcile net income (loss) to net cash from Operating Activities:
    Depreciation                                                                                    53,848              73,653
    Amortization                                                                                   235,457             127,173
    Provision for loan losses                                                                       22,500             105,900
    Net loss (gain) on sale of securities                                                          (1,311)             -
    Gain on mortgage loan sales                                                                   (89,352)            (183,705)
    Originations of mortgage loans                                                            (12,019,905)         (37,251,962)
    Proceeds from mortgage loans sales                                                          11,373,465          37,711,810
    Net accretion on investment securities                                                        (12,482)            (10,887)
    Change in:
      Real estate owned                                                                         -                      135,096
      Other assets                                                                                   9,801           (382,149)
      Other liabilities                                                                          (120,906)            (10,785)
                                                                                        -------------------   ------------------
     Net cash (used in) provided by operating activities                                         (733,413)             387,396
                                                                                        -------------------   ------------------
Cash flow from investing activities:
      Purchase of investment securities                                                            (7,388)            (92,567)
      Proceeds from maturities/paydowns of
        investment securites                                                                       109,384             491,667
      Proceeds from sales of investment securities                                                   7,006           -
      Loans granted, net of repayments                                                           (438,729)              40,046
      Premises and equipment expenditures                                                         (82,041)            (35,035)
                                                                                        -------------------   ------------------
       Net cash (used in) provided by investing activities                                       (411,171)             404,111
                                                                                        -------------------   ------------------

                                     -Continued-






                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
            For the three month periods ended March 31, 2004 and 2003
                                   (Unaudited)
                                                                                               2004                2003
                                                                                        -------------------   ------------------
Cash flow used in financing activities:
      Net (decrease) increase in deposits                                                      (1,207,737)         (1,486,937)

      Net (decrease) in short term borrowings                                                    1,870,500           -
      Principal payments on long term borrowings                                                  (33,000)            (33,000)
      Issuance of common stock                                                                     123,000              -
                                                                                        -------------------   ------------------
       Net cash provided by(used in) financing activities                                          752,763         (1,519,937)
                                                                                        -------------------   ------------------
                                                                                                 (391,821)           (728,430)
      Net change in cash and cash equivalents Cash and cash equivalents:
     Beginning of period                                                                         2,171,189           2,569,469
                                                                                        -------------------   ------------------
     End of period                                                                     $         1,779,368$          1,841,039
                                                                                        ===================   ==================

    Supplemental disclosure of cash flow information:
      Cash paid for interest                                                           $           190,571   $         245,045
Supplemental disclosure of non-cash transactions:
      Mortgage loans converted to other real estate owned                              $            379,650  $            -
      Michigan BIDCO Preferred stock exchanged for a 7.5% promissory note              $            600,000  $            -
See accompanying notes to consolidated financial statements (unaudited).


                            UNIVERSITY BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) General

         See Note 1 of the Financial Statements incorporated by reference in the Company's 2003 Annual Report on Form 10-K for a summary of the Company's significant accounting policies.

         The unaudited financial statements included herein were prepared from the books of the Company in accordance with generally accepted accounting principles and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company's 2003 Annual Report on Form 10-K. The current interim periods reported herein are included in the fiscal year subject to independent audit at the end of the year.

         Earnings per share are calculated based on the weighted average number of common shares outstanding during each period as follows: 4,058,108 and 3,899,548 for the three months ended March 31, 2004 and 2003, respectively.

(2) Investment Securities

         The Bank's available-for-sale securities portfolio at March 31, 2004 had a net unrealized loss of approximately $16,000 as compared with a net unrealized loss of approximately $39,000 at December 31, 2003.

Securities available for sale at March 31, 2004(in thousands):

                                                                      Gross            Gross
                                                   Amortized        Realized        Unrealized          Fair
                                                     Cost             Gains           Losses            Value
                                                ---------------- ---------------- ---------------- ----------------
Stocks and other securities                              $   13       $  11           $  (1)          $    23
                                                ---------------- ---------------- ---------------- ----------------
U.S. agency mortgage-backed                               1,580          -              (26)            1,554
                                                ---------------- ---------------- ---------------- ----------------
   Total                                                 $1,593       $  11           $ (27)          $ 1,577
                                                ================ ================ ================ ================

Securities available for sale at December 31, 2003
                                                                      Gross            Gross
                                                   Amortized        Realized        Unrealized          Fair
                                                     Cost             Gains           Losses            Value
                                                ---------------- ---------------- ---------------- ----------------
Stocks and other securities                              $   12       $   -           $  -            $    12
                                                ---------------- ---------------- ---------------- ----------------
U.S. agency mortgage-backed                               1,676           -             (39)            1,637
                                                ---------------- ---------------- ---------------- ----------------
   Total                                                 $1,688       $   -           $ (39)          $ 1,649
                                                ================ ================ ================ ================

(3) Stock options

At March 31, 2004, the Company has a stock-based employee compensation plan. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. As new options granted were only 48,000 and 10,000 during the quarters ended March 31, 2004 and 2003, the effect on net income (loss) and earnings (loss) per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended by FASB Statement No. 148, to stock-based employee compensation was less than $.01 in each of the periods presented.

(4) Michigan BIDCO

At December 31, 2003 University Bancorp owned 6.10% of the BIDCO. The Bank also held $600,000 of 7.5% cumulative preferred stock of the BIDCO. On March 24, 2003, the Bank exchanged its preferred stock in BIDCO for a note from a company in which Stephen Lange Ranzini, the Bank's President, is a shareholder. The note is collateralized by all assets of the company. The note bears interest at 7.5% and is due not later than December 31, 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This report contains certain forward-looking statements which reflect the Company's expectation or belief concerning future events that involve risks and uncertainties. Among others, certain forward looking statements relate to the continued growth of various aspects of the Company's community banking, merchant banking, mortgage banking and investment activities, and the nature and adequacy of allowances for loan losses. The Company can give no assurance that the expectations reflected in forward-looking statements will prove correct. Various factors could cause results to differ materially from the Company's expectations. Among these factors are those referred to in the introduction to the Company's Management Discussion and Analysis of Financial Condition and Results of Operations which appear as Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which should be read in conjunction with this Report.

         The above cautionary statement is for the purpose of qualifying for the "safe harbor" provisions of Section 21E of the Securities Exchange Act of 1934.

SUMMARY

         Net (loss) income for the Company for the first quarter of 2004 was $(184,528), versus $73,252 for the same period last year. Community Banking incurred a loss of $53,000 during the current year's first quarter of 2004 a decrease from a loss of $137,000 in the prior year. The reduced loss is attributed to aggressive action to reduce expenses, particular in the salary and benefits category, partially offset by $39,000 of expenses to liquidate foreclosed real estate. Midwest Loan Services, the Bank's subsidiary, incurred a loss of $115,000 for the three month period March 31, 2004 as opposed to a profit of $137,000 in the same period in 2003. The income from loan origination was down due to lower mortgage re-financing activity. Additionally, management recorded an impairment in the mortgage servicing rights of $156,000 due to a temporary drop in the mortgage rates during March 2004. Subsequent to March the mortgage rates rose.

         The following table summarizes the pre-tax income (loss) of each profit center of the Company for the three months ended March 31, 2004 and 2003 (in thousands):

                                                     2004              2003
                                                     ----              ----

         Community Banking                          $ (53)           $ (137)
         Midwest Loan Services                       (115)               240
         Corporate Office                             (17)              (30)
                                                   --------          --------
         Total                                     $ (185)           $    73
                                                   ========          ========

RESULTS OF OPERATIONS

Net Interest Income

         Net interest income decreased 4.1% to $448,426 for the three months ended March 31, 2004 from $467,448 for the three months ended March 31, 2003. Net interest income declined primarily because of a lower earning asset base and lower rates on those assets. The net interest spread decreased from 4.75% in 2003 to 4.65% in 2004.

Interest income

         Interest income decreased 8.6% to $635,041 in the quarter ended March 31, 2004 from $694,860 in the quarter ended March 31, 2003. An increase in non-accrual loans and other real estate owned was a major component in the decline. The overall yield on total interest bearing assets was 6.46% in 2004 as compared to 7.03% in the same period in 2003. The average volume of interest earning assets decreased by $675,255 to $39,411,303 in the 2004 period from $40,086,558 in the 2003 period.

Interest Expense

         Interest expense decreased 17.9% to $186,617 in the three months ended March 31, 2004 from $227,412 in the 2003 period. The decrease was principally due to a shift from higher cost Time Deposits to lower cost Money Market Accounts. Over the last year, management of the Bank has aggressively pursued building its core deposit base and reducing its dependence on brokered funds. At March 31, 2004 the Bank had $1.1 million in brokered time deposits as compared to $5.9 million at March 31, 2003. The cost of funds decreased to 1.82% in the 2004 period from 2.28% in the 2003 period.

MONTHLY AVERAGE BALANCE SHEET AND INTEREST MARGIN ANALYSIS

         The following table summarizes monthly average balances, revenues from earning assets, expenses of interest bearing liabilities, their associated yield or cost and the net return on earning assets for the three months ended March 31, 2004 and 2002.

                                                    Three Months Ended                            Three Months Ended
                                        -------------------------------------------   ---------------------------------------
                                                      March 31, 2004                              March 31, 2003
                                        -------------------------------------------   ---------------------------------------
                                             Average        Interest     Average          Average       Interest    Average
                                             Balance        Inc(Exp)    Yield (1)         Balance       Inc(Exp)   Yield (1)
Interest Earning Assets:
   Commercial Loans                           $ 16,962,760      292,288      6.91%        $ 18,998,030    $ 357,987    7.64%
   Real Estate Loans                            17,369,982      262,589      6.06%          12,465,046      217,937    7.09%
   Installment/Consumer Loans                    1,900,793       40,533      8.55%           2,500,759       55,415    8.99%
                                        --------------------------------              ------------------------------
      Total Loans                               36,233,535      595,410      6.59%          33,963,835      631,339    7.54%

   Investment Securities                         3,027,939       39,448      5.23%           4,346,189       58,534    5.46%
   Federal Funds & Bank Deposits                   149,829          183      0.49%           1,776,534        4,987    1.14%
                                        --------------------------------              ------------------------------

      Total Interest Bearing Assets             39,411,303      635,041      6.46%          40,086,558      694,860    7.03%
                                        --------------------------------              ------------------------------

Interest Bearing Liabilities:
   Demand Deposits                               6,501,858       14,298      0.88%           6,558,035       11,894    0.74%
   Savings Deposits                                402,200        1,174      1.17%             459,433        1,281    1.13%
   Time Deposits                                13,658,810       74,726      2.19%          17,498,374      131,067    3.04%
   Money Market Accts                           19,600,250       91,804      1.88%          15,208,816       79,612    2.12%
   Short-term Borrowings                           828,349        2,758      1.34%             472,079            0    0.00%
   Long-term Borrowings                            149,500        1,857      4.98%             281,500        3,558    5.13%
                                        --------------------------------              ------------------------------
      Total Interest Bearing Liabilities        41,140,967      186,617      1.82%          40,478,237      227,412    2.28%
                                        --------------------------------              ------------------------------

Net Earning Assets, net interest
  income, and interest rate spread           $ (1,729,664)    $ 448,426      4.65%          $(391,679)    $ 467,448    4.75%
                                        ================================              ==============================

Net Interest Margin                                                          4.57%                                     4.73%

(1) Yield is annualized.

Allowance for Loan Losses

         The provision to the allowance for loan losses was $22,500 for the quarters ended March 31, 2004 and $105,900 for the same period ended in 2003. Net charge-offs totaled ($45,278) for the three month period ended March 31, 2004 as compared to $115,107 for the same period in 2003. Illustrated below is the activity within the allowance for the quarter ended March 31 2004 and 2003, respectively.

                                                   2004            2003
                                                   ----            ----
Balance, January 1                              $ 454,118       $ 408,219
Provision for loan losses                          22,500         105,900
Loan charge-offs                                   -              (117,342)
Recoveries                                         45,278           2,235
                                                ----------      -----------
Balance, March 31                               $ 521,896       $ 399,012
                                                ==========      ===========


                             At March 31, 2004         At December 31, 2003
                            -----------------          --------------------
Total loans (1)                $35,632,943                   $34,928,586
Reserve for loan losses        $   521,896                   $   454,118
Reserve/Loans % (1)                  1.46%                         1.30%




         The Bank's overall loan portfolio is geographically concentrated in Ann Arbor, Michigan and the future performance of these loans is dependent upon the performance of a relatively limited geographical area.

The following schedule summarizes the Company's non-performing assets:

                              At March 31, 2004            At December 31, 2003
                              -----------------            --------------------
Past due 90 days and over and still accruing (1):
  Real estate                    $      -                    $      -
  Installment                           -                           -
  Commercial                            -                           -
                                 ------------                ------------
    Subtotal                            -                           -

Nonaccrual loans (1):
  Real estate                       163,903                      111,020
  Installment                           -                          5,128
  Commercial                        950,605                     1,000,979
                                 ------------                ------------
    Subtotal                      1,114,508                     1,117,127
                                 ------------                ------------
Other real estate owned             809,150                       429,500
                                 ------------                ------------
Total nonperforming assets       $1,923,658                    $1,546,627
                                 ============                ==============

                              At March 31, 2004            At December 31, 2003
                              -----------------            --------------------

Ratio of non-performing
assets to total loans (1)             5.40%                            4.43%
                                  ============                ==============

Ratio of loans past due
over 90 days and non-accrual
loans to loan loss reserve             214%                             246%
                                  ============                ==============

(1) Excludes loans held for sale which are valued at fair market value.


         Other real estate owned increased from 429,500 at December 31, 2003 to $809,150 at March 31, 2004 as the sesult of foreclosure on four single family homes. Subsequent to March 21, 2004, substantial progress was made in resolving non-performing assets, including real estate owned. As of May 10, 2004, three of the four houses in other real estate owned were sold and the remaining home is under a contract to sell within 30 days. Management is expecting to add additional properties to the other real estate owned category from the non-accrual loan category in the second quarter of 2004. Certain of these properties are in the redemption period. It is management's intent to liquidate these properties for fair value as quickly as possible if the loans are not paid in full in the next 60 days.

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

Non-Interest Income

         Total non-interest income decreased 27.1% to $963,890 for the three months ended March 31, 2004 from $1,321,976 for the three months ended March 31, 2003. The decrease was primarily due to lower mortgage loan origination activity. In 2004, the rates on mortgages rose from historically low environment in 2003 and this resulted in a decrease in the re-financing market.

         At March 31, 2004, the Bank and Midwest owned the rights to service mortgages for Fannie Mae, Freddie Mac and other institutions, most of which was owned by Midwest, an 80% owned subsidiary of the Bank. The balance of mortgages serviced for these institutions was approximately $112 million. The carrying value of these servicing rights was $907,412 at March 31, 2003. Market interest rate conditions can quickly affect the value of mortgage servicing rights in a positive or negative fashion, as long-term interest rates rise and fall. The amortization of these rights is based upon the level of principal pay downs received and expected prepayments of the mortgage loans.

         At March 31, 2004, Midwest was subservicing 16,295 mortgages, an increase of 8.40% from 15,033 mortgages at December 31, 2003.

Non-Interest Expense

         Non-interest expense decreased 2.2% to $1,574,342 in the three months ended March 31, 2004 from $1,610,272 for the three months ended March 31, 2003. The decrease was due principally to lower salaries and benefits and mortgage banking expenses. In general, these expenses declined due to a slow down in the mortgage re-financing market. The reduction in these categories were offset to a large degree by an increase in the amortization of servicing rights. Servicing rights amortization increased due to a $156,000 impairment charge. This charge resulted from a valuation lower than carrying cost. During March 2004, the mortgage rates dipped for a short period of time. This drop significantly impacted the valuation.

Income Taxes

      Income tax expense (benefit) was $0 in 2004 and 2003. The effective tax rate was 0% for both three month periods ended March 31 due to existence of loss carryforwards resulting from prior years net operating losses. Future tax benefits have not been recognized as their realization is not considered more likely than not.

Capital Resources

         The table below sets forth the Bank's risk based assets, capital ratios and risk-based capital ratios of the Bank. At March 31, 2004, the Bank was considered "well-capitalized".

                                                               March 31, 2004
              TIER 1 CAPITAL                                    (in $000s)
Total Equity Capital                                             $3,397
Less: Unrealized losses on available-for-Sale
      Securities                                                    (15)
Plus: Minority Interest                                             428
Less: Other identifiable Intangible Assets                          195
                                                                 -------
Total Tier 1 Capital                                              3,619
              TIER 2 CAPITAL
Allowance for loans & Lease losses                                  522
Less: Excess Allowance                                               69
Total Tier 2 Capital                                                453
Total Tier 1 & Tier 2 Capital                                     $4,072
                                                                 ========
                             CAPITAL RATIOS
Tier 1/Total Average Assets of $43,920                            8.24%
Tier 1/Total Risk-Weighted Assets of $34,342                     10.54%
Tier 1 & 2/Total Risk-Weighted Assets of $34,324                 11.86%

Liquidity

         Bank Liquidity. The Bank's primary sources of liquidity are customer deposits, scheduled amortization and prepayments of loan principal, cash flow from operations, maturities of various investments, borrowings from correspondent lenders secured by securities, residential mortgage loans and/or commercial loans. In addition, the Bank invests in overnight federal funds. At March 31, 2004, the Bank had cash and cash equivalents of $1,779,368. The Bank has a line of credit for $4.0 million from the Federal Home Loan Bank of Indianapolis secured by investment securities and residential mortgage loans and a line of credit for $5.9 million from the Federal Reserve Bank of Chicago secured by commercial loans. In order to bolster liquidity from time to time, the Bank also sells brokered time deposits. At March 31, 2004, the Bank had $1.1 million of these deposits outstanding.

         Bancorp Liquidity. In an effort to maintain the Bank's Tier 1 capital to assets ratio above current levels and to increase capital through retained earnings, management does not expect that the Bank will pay dividends to the Company during the first half of 2004, though a dividend may begin in the second half of the year.

         At March 31, 2004, $133,000 in debt was outstanding as compared to $265,000 at March 31, 2003. At March 31, 2004, Bancorp had $87,531 in cash and investments on hand to meet its working capital needs. Subsequent to March 31, 2004, Bancorp exchange its shares in Michigan BIDCO carried at cost of $29,258 for shares of another firm with an estimated value of $54,000. The cash on hand plus cash from the exercise of in-the-money stock options and the ultimate proceeds from the sale of these shares should be sufficient to fully amortize the remaining debt.


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

     The Bank performs a static gap analysis which has limited value as a simulation because of competitive and other influences that are beyond the control of the Bank. The table on the following page details the Bank's interest sensitivity gap between interest-earning assets and interest-bearing liabilities at March 31, 2004. The table is based upon various assumptions of management which may not necessarily reflect future experience. As a result, certain assets and liabilities indicated in the table as maturing or re-pricing within a stated period may, in fact, mature or re-price in other periods or at different volumes. The one-year static gap position at March 31, 2004 was estimated to be ($13,937,000) or -31.66%.

         In addition, management prepares an estimate of sensitivity to immediate changes in short term interest rates. At March 31, 2004, the following impact was estimated on net interest margin in the 12 months following an immediate movement of interest rates:

                                                              Effect on Net
                                    Rate Change               Interest Margin
                                            -1.00%         2.23%
                                            +1.00%        -1.80%
                                            +3.00%        -5.39%






                         Asset/Liability Position Analysis as of March 31, 2004
                                          (Dollar amounts in Thousands)
                                             Maturing or Repricing in

                            3 Mos      91 Days to       1 - 3          3 - 5         Over 5       ALL
ASSETS                                  Or Less         1 Year         Years         Years       Years      Other       Total
------                                  -------         ------           -----       -----       -----      -----       -----
    Loans - net                            $ 7,948      $ 3,384        $ 5,540      $14,591    $ 3,999    $ (522)      $34,940
    Non-accrual loans                           -            -              -            -          -       1,114        1,114
    Securities                                 200          500             -            -         877         -         1,577
    Other assets                                -            -              -            -          -       4,609        4,609
    Cash and Due from
      Banks                                     57           -              -            -          -       1,722        1,779
                                      ---------------------------------------------------------------------------------------------
      Total assets                           8,205        3,884          5,540       14,591      4,876      6,923       44,019
                                      ---------------------------------------------------------------------------------------------

LIABILITIES
-----------
    Time deposits                            1,763        3,222          4,429          311        424         -        10,149
    Demand -interest
      Bearing                                9,519        9,518          6,799            -          -         -        25,837
    Demand - non interest                        -           -                            -          -      1,175        1,175
    Savings                                      -           -             440            -          -         -           440
    Borrowings                               1,904          100             -             -                    -         2,004
    Other liabilities                            -                                        -          -      1,018        1,018
    Stockholders' equity                         -           -              -             -          -      3,397        3,397
                                      ---------------------------------------------------------------------------------------------
      Total liabilities                     13,186       12,840         11,668           311        424     5,590      $44,019
                                      ---------------------------------------------------------------------------------------------
Gap                                          (4,981)     (8,956)       (6,128)        14,280      4,452     1,333
                         ---------------------------------------------------------------------------------------------
Cumulative gap                              $(4,981)   $(13,937)     $(20,065)       $(5,785)    $(1,333)   $   0
                         =============================================================================================
Gap percentage                               -11.32%     -31.66%       -45.58%        -13.14%      -3.03%    0.00%
                         =============================================================================================

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



                                         UNIVERSITY BANCORP, INC.

Date:    May 14, 2004                    /s/ Stephen Lange Ranzini
                                         -------------------------
                                         Stephen Lange Ranzini
                                         President and Chief Executive Officer


                                         /s/ Nicholas K. Fortson
                                         Nicholas K. Fortson
                                         Chief Financial Officer

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




     Date: May 14, 2004                  /s/Stephen Lange Ranzini
                                          ----------------------------------
                                         Stephen Lange Ranzini
                                         President and Chief Executive Officer

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




     Date: May 14, 2004                  /s/Nicholas K. Fortson
                                          ----------------------
                                         Nicholas K. Fortson
                                         Chief Financial Officer

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




                                         University Bancorp, Inc


Date:    May 14, 2004               By:   /s/ Stephen Lange Ranzini
      ----------------                    --------------------------
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





                                         University Bancorp, Inc

Date:    May 14, 2004
                                    By:       /s/ Nicholas K. Fortson
                                              --------------------------
                                              Nicholas K. Fortson
                                              Chief Financial Officer