Form 10-Q
period 2004-06-30
UNIVERSITY BANCORP INC /DE/
filed 2004-08-16
CIK 811211

29


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                             ----------------------

                                    FORM 10-Q

(Mark One)

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2004

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

         X  Yes              No
         --

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

           Yes             X  No
         -


   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $0.01 par value outstanding at July 31, 2004 4,090,548 shares

                               Page 1 of 29 pages

                                    FORM 10-Q

                                TABLE OF CONTENTS


PART I - Financial Information


Item 1. Financial Statements                                              PAGE
                                                                          ----
         Consolidated Balance Sheets                                         3
         Consolidated Statements of Operations                               5
         Consolidated Statement of Comprehensive Income (loss)               7
         Consolidated Statements of Cash Flows                               8
         Notes to the Consolidated Financial Statements                     10

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                      11

         Summary                                                            11
         Recent Events                                                      12
         Results of Operations                                              12
         Capital Resources                                                  18
         Liquidity                                                          19

Item 3.  Quantitative and Qualitative Disclosures about
           Market Risk                                                      19

Item 4.     Controls and Procedures                                         22

PART II - Other Information

         Item 1. Legal Proceedings                                          22
         Item 4. Submission of Matters to a vote of Security Holders        22
         Item 5. Other Information                                          22
         Item 6. Exhibits & Reports on Form 8-K                             23

Signatures                                                                  24

Exhibit Index                                                               25



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



Part I. - Financial Information
Item 1.- Financial Statements

                                      UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                                             Consolidated Balance Sheets
                                   June 30, 2004 (Unaudited) and December 31, 2003

                                                                               June 30,      December 31,
ASSETS                                                                          2004             2003
                                                                          --------------    --------------
Cash and due from banks                                                   $   1,354,411     $   2,171,189
Securities available for sale, at market                                      1,338,974         1,649,169
Federal Home Loan Bank Stock                                                    902,000           881,100
Loans held for sale, at the lower of cost or market                           1,189,990           206,008
Loans                                                                        37,656,541        34,928,586
Allowance for loan losses                                                     (471,253)          (454,118)
                                                                          --------------    --------------
     Loans, net                                                              37,185,288        34,474,468
Premises and equipment, net                                                     969,119          829,807
Investment in Michigan BIDCO Inc.                                                29,258           629,258
Investment in Michigan Capital Fund LPI                                         206,244           256,244
Mortgage servicing rights, net                                                1,094,813         1,031,575
Real estate owned, net                                                          547,108           429,500
Accounts receivable                                                              33,326           122,067
Accrued interest receivable                                                     119,642           129,808
Prepaid expenses                                                                199,528           183,143
Goodwill, net                                                                   103,914           103,914
Other assets                                                                    483,046           451,290
                                                                          --------------    --------------
      TOTAL ASSETS                                                        $  45,756,661     $  43,548,540
                                                                          ==============    ==============

                                                                               -Continued-




                                               UNIVERSITY BANCORP, INC.
                                        Consolidated Balance Sheets (continued)
                                    June 30, 2004 (Unaudited) and December 31, 2003


                                                                             June 30,         December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                          2004                2003
                                                                          --------------    --------------
Liabilities:
Deposits:
  Demand - non interest bearing                                           $   4,178,798     $   3,146,688
  Demand - interest bearing                                                  23,771,610        25,827,337
  Savings                                                                       428,543           377,545
  Time                                                                       12,081,613         9,455,982
                                                                          --------------    --------------
     Total Deposits                                                          40,460,564         38,807,552
Short term borrowings                                                         1,060,842
Long term borrowings                                                            100,000            166,000
Accounts payable                                                                201,405            289,150
Accrued interest payable                                                         54,179             51,613
Other liabilities                                                               185,417            354,273
                                                                          ---------------    --------------
     Total Liabilities                                                       42,062,407         39,668,588
Minority Interest                                                               442,842            445,324
Stockholders' equity:
  Common stock, $0.01 par value;
   Authorized - 5,000,000 shares;
    Issued - 4,205,732 shares at June 30, 2004
     And 4,141,732 shares at December 31, 2003                                   42,057             41,417
  Additional paid-in-capital                                                  5,800,300          5,677,940
  Accumulated deficit                                                       (2,175,963)        (1,905,404)
  Treasury stock - 115,184 shares in 2003 and
    2002                                                                      (340,530)          (340,530)
  Accumulated other comprehensive loss,
    unrealized losses on securities available
    for sale, net                                                              (74,452)           (38,795)
                                                                          --------------    --------------
     Total Stockholders' Equity                                               3,251,412          3,434,628
                                                                          --------------    --------------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                                               $  45,756,661     $   43,548,540
                                                                          ==============    ===============

The accompanying notes are an integral part of the consolidated financial statements.



                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  For the Periods Ended June 30, 2004 and 2003
                                   (Unaudited)
                                                               For the Three Month                   For the Six Month
                                                                 Period Ended                          Period Ended
                                                              2004            2003                2004                2003
                                                        ---------------- --------------    -------------------  ----------------
 Interest income:
   Interest and fees on loans                               $   615,561     $   628,429          $   1,210,971     $   1,259,768
   Interest on securities:
    U.S. Government agencies                                      8,659          28,047                 29,106            63,331
    Other securities                                             18,020          21,267                 37,021            44,517
   Interest on federal funds and other                              933           3,168                  1,116             8,155
                                                        ---------------- --------------    -------------------  ----------------
      Total interest income                                     643,173         680,911              1,278,214         1,375,771
                                                        ---------------- --------------    -------------------  ----------------
 Interest expense:
   Interest on deposits:
    Demand deposits                                              99,173          97,214                205,275           188,720
    Savings deposits                                              1,264           1,152                  2,438             2,433
    Time deposits                                                80,360         115,393                155,086           246,460
 Short term borrowings                                            2,407           1,391                  5,165             1,391
 Long term borrowings                                             1,177           3,294                  3,034             6,852
                                                        ---------------- --------------    -------------------  ----------------
      Total interest expense                                    184,381         218,444                370,998           445,856
                                                        ---------------- --------------    -------------------  ----------------
      Net interest income                                       458,792         462,467                907,216           929,915
 Provision for loan losses                                       22,500          38,500                 45,000           144,400
                                                        ---------------- --------------    -------------------  ----------------
      Net interest income after
        provision for loan losses                               436,292         423,967                862,216           785,515
                                                        ---------------- --------------    -------------------  ----------------
Other income:
   Loan servicing and sub-servicing
     fees                                                       347,923         232,682                681,848           433,393
   Initial loan set up and other fees                           508,175       1,068,109                890,726         1,890,194
   Gain on sale of mortgage loans                                69,036         304,808                158,388           488,513
   Insurance and investment fee income                           56,177          33,490                112,726            81,538
   Deposit service charges and fees                              28,869          29,314                 54,419            57,441
   Other                                                         61,901          27,451                137,865            66,751
                                                        ---------------- --------------    -------------------  ----------------
      Total other income                                      1,072,082       1,695,854              2,035,972         3,017,830
                                                        ---------------- --------------    -------------------  ----------------
                                   -Continued-


                                           UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  For the Periods Ended June 30, 2004 and 2003
                                   (Unaudited)


                                                              For the Three Month                   For the Six Month
                                                                 Period Ended                          Period Ended
                                                              2004               2003               2004              2003
                                                        ------------------  ----------------    --------------  -----------------
Other expenses:
  Salaries and benefits                                      $    715,916   $   826,760          $   1,440,059     $   1,612,068
  Occupancy, net                                                  100,476        89,438                213,739           178,335
  Data processing and equipment
    Expense                                                       138,835       115,642                262,920           223,868
  Legal and audit expense                                          47,537        40,597                 84,230            78,371
  Consulting fees                                                  43,031        33,319                 78,054            66,757
  Mortgage banking expense                                         70,298       219,198                134,829           388,761
  Servicing rights amortization                                    49,411       451,842                259,868           554,015
  Advertising                                                      32,747        33,990                 63,645            59,953
  Memberships and training                                         41,640        26,046                 67,039            47,164
  Travel and entertainment                                         43,208        33,001                 68,694            60,179
  Supplies and postage                                             55,898        58,290                101,126           104,236
  Insurance                                                        34,093        24,080                 66,444            45,654
  Other operating expenses                                        125,074       150,234                195,258           282,767
  Other real estate expenses                                       96,240         2,912                135,519            13,494
     Total other expenses                                       1,594,405     2,105,349              3,168,747         3,715,622
                                                        ------------------  ----------------    --------------  -----------------
Income (loss) before income taxes                                (86,032)        14,472              (270,559)            87,723
                                                        ------------------  ----------------    --------------  -----------------
Income tax expense (benefit)                                       -                 -                 -                -
                                                        ------------------  ----------------    --------------  -----------------
    Net Income (loss)                                       $     (86,032)  $    14,472          $    (270,559)     $     87,723
                                                        ==================  ================    ==============  =================
    Preferred stock dividends                                                                         -                -



                                                        ------------------  ----------------    ---------------------------------
    Net income (loss) available to                          $     (86,032)  $    14,472          $   (270,559)     $     87,723
      common shareholders
                                                        ==================  ================    ==============  =================
Basic and diluted loss per common
  share                                                     $       (0.02)  $       0.00         $      (0.07)     $        0.02
                                                        ==================  ================    ==============  =================
Weighted average shares outstanding - Basic                     4,090,548     3,899,548             4,074,328          3,899,548
                                                        ==================  ================    ==============  =================
Weighted average shares outstanding - Diluted                   4,090,548     3,899,548             4,074,328          3,899,548
                                                        ==================  ================    ==============  =================
 The accompanying notes are an integral part of the consolidated financial statements.

                                              UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                                            Consolidated Statements of Comprehensive Income
                                             For the Periods Ended June 30, 2003 and 2002
                                                              (Unaudited)


                                                                           For the Three Month            For the Six Month
                                                                              Period Ended                   Period Ended
                                                                          2004            2003           2004           2003
                                                                     --------------------------------------------------------------
Net (loss)/income                                                      $ (86,032)       $14,472          $(270,559)        $87,723
Other comprehensive(loss)income:
    Unrealized (losses)gains on securities
      Available for sale                                                 (59,269)        42,134            (34,346)         59,048
    Less:  reclassification adjustment
      for accumulated gains
      included in net loss                                                    -              -               1,311              -
                                                                     --------------------------------------------------------------

    Other comprehensive (loss)income, before
      tax effect                                                         (59,269)        42,134            (35,657)         59,048
    Income tax expense (benefit)                                              -              -                  -               -
    Other comprehensive (loss)income, net
      Of tax                                                             (59,269)        42,134            (35,657)         59,048
                                                                     --------------------------------------------------------------
Comprehensive (loss)income                                             $(145,301)       $56,606          $(306,216)       $146,771
                                                                     ==============================================================

   The accompanying notes are an integral part of the consolidated financial statements.




                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
             For the six month periods ended June 30, 2004 and 2003
                                   (Unaudited)
                                                                                                2004                 2003
                                                                                        --------------------- -------------------
Cash flow from operating activities:
Net (loss) income                                                                              $   (270,559)      $       87,723
Adjustments to reconcile net (loss)income to net cash from Operating Activities:
    Depreciation                                                                                     148,841             148,395
    Amortization                                                                                     309,868             604,015
    Provision for loan losses                                                                         45,000             144,400
    Net (gain) on mortgage loan sales                                                              (158,388)           (488,513)
    Net (accretion) on investment securities                                                         (7,859)            (20,897)
    Net (gain)loss on sale of securities                                                             (1,311)              28,599
    Gain on the sale of fixed assets                                                               (126,051)
    Originations of mortgage loans                                                              (24,441,360)         (77,817,882)
    Proceeds from mortgage loan sales                                                             23,615,766          78,319,219
    Change in:
      Real estate owned                                                                               14,349              30,648
      Other assets                                                                                 (293,240)           (592,554)
      Other liabilities                                                                            (130,466)             (6,724)
                                                                                        --------------------- -------------------
       Net cash (used in) provided by operating activities                                       (1,295,410)             436,929
                                                                                        --------------------- -------------------
Cash flow from investing activities:
      Purchase of investment securities                                                              (8,008)            (92,567)
      Proceeds from maturities and pay downs of securities
        available for sale                                                                           284,710             892,802
      Net (increase)repayments of loans                                                          (2,872,311)             576,292
      Proceeds from sale of other real estate                                                        584,534             142,332
      Proceeds from sales of investment securities                                                     7,006              53,690
      Premises and equipment expenditures                                                          (288,153)            (73,488)
      Proceeds from sale of premises                                                                                   1,173,833
                                                                                        --------------------- -------------------
       Net cash (used in) provided by investing activities                                       (2,292,222)           2,530,562
                                                                                        --------------------- -------------------

                                     -Continued-













                                          UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
             For the six month periods ended June 30, 2004 and 2003
                                   (Unaudited)
                                                                                               2004                2003
                                                                                        ------------------- -------------------
Cash flow used in financing activities:
      Net increase(decrease)in deposits                                                          1,653,012         (4,687,724)
      Net increase in short term borrowings                                                      1,060,842             991,000
      Principal payments on long term borrowings                                                  (66,000)            (66,000)

      Issuance of long term borrowings                                                                 -                    -
      Issuance of common stock                                                                    123,000                   -
                                                                                        ------------------- -------------------
       Net cash used in (provided by) financing activities                                       2,770,854         (3,762,724)
                                                                                        ------------------- -------------------
                                                                                                 (816,778)           (652,901)
      Net change in cash and cash equivalents Cash and cash equivalents:
     Beginning of period                                                                         2,171,189           2,569,469
                                                                                        ------------------- -------------------
     End of period                                                                             $ 1,354,411        $  1,916,568
                                                                                        =================== ===================

    Supplemental disclosure of cash flow information:
      Cash paid for interest                                                                   $   368,432        $     482,460
Supplemental disclosure of non-cash transactions:
      Mortgage loans converted to other real estate owned                                      $   716,491        $          -
      Michigan BIDCO Preferred stock exchanged for a 7.5%
      promissory note                                                                          $   600,000        $          -
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

         Earnings per share are calculated based on the weighted average number of common shares outstanding during each period as follows: 4,090,548 and 3,899,548 for the three months ended June 30, 2004 and 2003, respectively; 4,074,328 and 3,899,548 shares for the six months ended June 30, 2004 and 2003, respectively.

(2) Investment Securities

         The Bank's available-for-sale securities portfolio at June 30, 2004 had a net unrealized loss of approximately $80,000 as compared with a net unrealized loss of approximately $39,000 at December 31, 2003.

Securities available for sale at June 30, 2004(in thousands):


                                                                      Gross            Gross
                                                   Amortized        Realized        Unrealized          Fair
                                                     Cost             Gains           Losses            Value
                                                ---------------- ---------------- ---------------- ----------------
Stocks and other securities                           $    13         $ 7            $  (1)          $    19
U.S. agency mortgage-backed                             1,399          -               (79)            1,320
                                                ---------------- ---------------- ---------------- ----------------
   Total                                              $ 1,412         $ 7            $ (80)          $ 1,339
                                                ================ ================ ================ ================

Securities available for sale at December 31, 2003
                                                                      Gross            Gross
                                                   Amortized        Realized        Unrealized          Fair
                                                     Cost             Gains           Losses            Value
                                                ---------------- ---------------- ---------------- ----------------
Stocks and other securities                           $    12         $ -            $   -           $    12
U.S. agency mortgage-backed                             1,676           -              (39)            1,637
                                                ---------------- ---------------- ---------------- ----------------
   Total                                              $ 1,688         $ -            $ (39)          $ 1,649
                                                ================ ================ ================ ================

(3) Stock options

At June 30, 2004, the Company has a stock-based employee compensation plan. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net (loss) income, as all options granted under those plans had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. As new options granted were only 47,000 and 10,000 during the six month period ended June 30,

2004 and 2003, the effect on net (loss) income and (loss)earnings per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended by FASB Statement No. 148, to stock-based employee compensation was less than $.01 in each of the periods presented.

(4) Michigan BIDCO
At December 31, 2003 University Bancorp owned 6.10% of the BIDCO. The Bank also held $600,000 of 7.5% cumulative preferred stock of the BIDCO. On March 24, 2004, the Bank exchanged its preferred stock in BIDCO for a note from a company in which Stephen Lange Ranzini, the Bank's President, is a shareholder. The note is collateralized by all assets of the company. The note bears interest at 7.5% and is due no later than December 31, 2004.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         .
This report includes "forward-looking statements" as that term is used in the securities laws. All statements regarding our expected financial position, business and strategies are forward-looking statements. In addition, the words "anticipates," "believes," "estimates," "seeks," "expects," "plans," "intends," and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. The presentation and discussion of the provision and allowance for loan losses and statements concerning future profitability or future growth or increases, are examples of inherently forward looking statements in that they involve judgments and statements of belief as to the outcome of future events. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and our future prospects include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning us and our business, including additional factors that could materially affect our financial results, is included in our other filings with the Securities and Exchange Commission.


SUMMARY

     Net loss for the Company for the three month period ended June 30, 2004 was $86,032 as compared to net income of $14,472 for the same period last year. Community Banking incurred a loss of $156,000 during the current year's second quarter as opposed to net income of $10,000 from the year before. Operations at Community Banking were negatively impacted during the second quarter by expenses and loss of income related to the resolution of non performing assets and by investments made to grow the Community Bank's Islamic banking program. The Bank's subsidiary, Midwest Loan Services reported net income of $98,000 for the second quarter of 2004 as compared to net income of $36,000 for the same period in 2003. Income at Midwest was negatively impacted in the second quarter of 2004 by approximately $30,000 a month in overhead expenses made to grow Midwest's jumbo and non-standard originations through a conduit established with Lehman Brothers.

         The Company's net loss for the first half of 2004 was $270,559, versus net income of $87,723 for the same period last year. Community Banking incurred a loss of $209,000 during the current year's first half as opposed to a loss of $127,000 from the year before. Community Banking incurred approximately $170,000 in expense related to the resolution of other real estate owned in 2004, including lost interest income and legal fees. The expenses in this category were substantially less in 2003. Community Banking has also incurred approximately $10,000 a month in expenses to grow the Islamic banking program. Midwest Loan Services had a net loss of $17,000 in the first half of 2004 compared to net income of $276,000 in the same period last year. In 2003, Midwest benefited from a significant volume of income derived from the high level of mortgage refinancing due to lower rates. In 2004, this income was substantially less. Income at Midwest was negatively impacted in the first half of 2004 by approximately $30,000 a month in overhead expenses made to grow Midwest's jumbo and non-standard originations through a secondary market conduit established with Lehman Brothers.



         The following table summarizes the pre-tax (loss) income of each profit center of the Company for the three months ended June 30, 2004 and 2003 (in thousands):

Pre-tax (loss) income summary for the three and six months ended June 30, 2004


                                           Three Months   Six Months
         Community Banking                  $( 156)            $(209)
         Midwest Loan Services                  98              ( 17)
         Corporate Office                      (28)              (45)
                                          ----------         ----------
         Total                              $ ( 86)            $(271)
                                          ==========        ===========

Pre-tax income (loss) summary for the three and six months ended June 30, 2003

                                            Three Months    Six Months
         Community Banking                  $   10             $(127)
         Midwest Loan Services                  36               276
         Corporate Office                      (31)              (61)
                                          ----------         ----------
         Total                              $   15             $  88
                                         ==========        ===========




RESULTS OF OPERATIONS

Net Interest Income

         Net interest income decreased to 458,792 for the three months ended June 30, 2004 from $462,467 for the three months ended June 30, 2003. Net interest income declined from last year primarily as a result of a lower interest income from commercial loans. Overall, the yield on earning assets decreased from 6.99% to 6.38% while the cost of earning liabilities declined from 2.30% to 1.84%. Overall, the net interest income as a percentage of total average earning assets decreased from 4.74% to 4.55

         Net interest income decreased to $907,557 for the six months ended June 30, 2004 from $929,915 for the six months ended June 30, 2003. Net interest income declined from a year ago primarily as a result of a lower interest income from commercial loans. The yield on interest earning assets decreased from 6.97% in the 2003 period to 6.47% in the 2004 period. The cost of interest bearing liabilities decreased from 2.30% for the 2003 period to 1.97% for the period ended June 30, 2004. Net interest income as a percentage of total average earning assets decreased from 4.71% to 4.59%.

Interest income

         Interest income decreased to $643,173 in the quarter ended June 30, 2004 from $680,911 in the quarter ended June 30, 2003. The decline resulted from a lower average yield on average earning assets. The yield on interest bearing assets declined from 6.99% in 2003 to 6.38% in 2004. This decline resulted primarily from lower interest income from commercial loans. The volume of average commercial loans declined from $18,589,768 in the 2003 period to $16,997,343 in the 2004 period. The decline resulted from commercial real estate being foreclosed and reclassified as other real estate owned. In addition, the demand for commercial loans particularly commercial mortgages was lower in the 2004 period than in the 2003. The average volume of interest earning assets increased to $40,435,894 in the 2004 period from $39,095,202 in the 2003 period.

         Interest income decreased to $1,278,215 in the six months ended June 30, 2004 from $1,375,771 in the six months ended June 30, 2003. This decrease resulted from a decline in the yield on average earning assets. The overall yield on earning assets declined to 6.47% from 6.97% in the six month period ended in 2003. As noted above, a decline in interest income from the commercial loan portfolio was the primary cause of this decline.

Interest Expense


     Interest expense decreased to $184,381 in the three months ended June 30, 2004 from $218,444 in the 2003 period. The decrease was due to a drop in the yield in 2004 to 1.95% from 2.30% in 2003. The drop in yield resulted from a favorable shift in the mix of deposits. Money market accounts increased to an average balance of $18,802,931 from $15,813,101 in the three month period ended June 30, 2003. In contrast, higher cost average time deposits declined to $11,662,586 in the three month period ended June 30, 2004 from $15,187,310 in the same period last year. The average volume of interest bearing liabilities slightly declined to $38,001,931 in 2004 from $38,047,180 in 2003.

     Interest expense decreased to $370,998 in the six months ended June 30, 2004 from $445,856 in the 2003 period. The decrease was due to a lower average rate on the interest bearing liabilities, a decrease in volume, and a favorable shift in the mix of deposits. The average rate dropped to 1.97% in 2004 from 2.30% in 2003. The volume of interest bearing liabilities decreased to $37,903,162 in 2004 from $39,027,977 in 2003. The decrease in volume primarily occurred in time deposits, particularly brokered deposits. The decline in these liabilities was offset by a rise in other interest bearing liabilities and non-interest bearing demand deposits. These liabilities typically have lower rates than brokered deposits.

MONTHLY AVERAGE BALANCE SHEET AND INTEREST MARGIN ANALYSIS

         The following table summarizes monthly average balances, revenues from earning assets, expenses of interest bearing liabilities, their associated yield or cost and the net return on earning assets for the three months and six months ended June 30, 2004 and 2003.




                                               Three Months Ended                        Three Months Ended
                                                June 30, 2004                               June 30, 2003
                                        -----------------------------------------------------------------------------------------
                                             Average         Interest      Average       Average         Interest      Average
                                             Balance         Inc / Exp    Yield (1)      Balance        Inc / Exp     Yield (1)
Interest Earning Assets:
  Commercial Loans                             $16,997,343     $  256,590      6.05%      $18,589,768      $  366,056      7.90%
  Real Estate Loans                             18,348,309        333,302      7.29%       13,259,140         220,402      6.67%
  Installment/Consumer Loans                     2,445,269         25,669      4.21%        2,307,156          41,971      7.30%
                                        ----------------------------------                           -----------------
      Total Loans                               37,790,291        615,561      6.53%       34,156,064         628,429      7.38%

  Investment Securities                          2,347,453         26,679      4.56%        3,970,355          49,314      4.98%
  Fed. Funds & Bank Deposits                       297,520            933      1.26%          968,783           3,168      1.31%
                                        ----------------------------------          ----------------------------------
                                                      -              -                           -               -
Total Interest Bearing Assets                   40,435,894        643,173      6.38%       39,095,202         680,911      6.99%
                                        ----------------------------------          ----------------------------------

Interest Bearing Liabilities:
   Deposit Accounts:
     Demand                                      6,295,288         11,925      0.76%        5,947,844          14,166      0.96%
     Savings                                       466,759          1,264      1.09%          404,971           1,152      1.14%
     Time                                       11,662,586         80.360      2.76%       15,187,310         115,393      3.05%
     Money Market                               18,802,931         87,248      1.86%       15,813,101          83,048      2.11%
   Short-term Borrowings                           674,367          2,407      1.43%          445,454           1,391      1.25%
   Long-term Borrowings                            100,000          1,177      4.72%          248,500           3,294      5.32%
                                        ----------------------------------          ----------------------------------
Total Interest Bearing                          38,001,931        184,381      1.95%       38,047,180         218,444      2.30%
        Liabilities
                                        ----------------------------------          ----------------------------------
Net Earning Assets, net
  interest income, and
  interest rate spread                         $ 2,433,963      $ 458,792      4.44%       $ 1,048,022       $  462,467    4.69%
                                        ==================================          ==================================
Net Interest Margin                                                            4.55%                                       4.74%
  (1) Yield is annualized.









                                                 Six Months Ended                            Six Months Ended
                                                    June 30,                                     June 30,
                                                           2004                                          2003
                                          ------------------------------------------------------------------------------------------
                                                Average         Interest     Average         Average          Interest     Average
                                                Balance        Inc (Exp)    Yield (1)        Balance         Inc (Exp)    Yield (1)
 Interest Earning Assets:
      Loans:
         Commercial                              $16,978,726      $ 548,878      6.52%         $18,792,771      $ 724,043      7.77%
         Real Estate                              17,744,523        595,891      6.77%          13,201,950        438,339      6.70%
         Installment/Consumer                      2,173,032         66,202      6.14%           2,243,975         97,386      8.75%
                                          ----------------------------------           -----------------------------------
 Total Loans                                      36,896,281      1,210,971      6.62%          34,238,696      1,259,768      7.42%
      Investment Securities                        2,717,697         66,127      4.91%           4,157,432        107,848      5.23%
      Federal Funds & Bank
         Deposits                                    221,450          1,116      1.02%           1,387,636          8,155      1.19%
                                          ----------------------------------           -----------------------------------
  Total Interest Bearing Assets                   39,835,428      1,278,214      6.47%          39,783,764      1,375,771      6.97%


 Interest Bearing Liabilities:
      Deposit Accounts:
         Demand                                    6,398,573            223      0.83%           6,251,254         26,060      0.84%
         Savings                                     434,479          2,438      1.13%             432,052          2,433      1.14%
         Time                                     11,000,662        155,086      2.84%          16,336,457        246,460      3.04%
         Money Market                             19,201,590        179,052      1.88%          15,512,628        162,660      2.11%
      Short-term borrowings                          751,358          5,165      1.39%             230,586          1,391      1.22%
      Long-term borrowings                           116,500          3,034      5.25%             265,000          6,852      5.21%
                                          ----------------------------------           -----------------------------------
           Total Interest Bearing
                Liabilities                       37,903,162        370,998      1.97%          39,027,977        445,856      2.30%
                                          ----------------------------------           -----------------------------------
 Net Earning Assets, net interest
    income, and interest rate
      spread                                     $ 1,932,266      $ 907,216      4.50%           $ 755,787      $ 929,915      4.67%
                                          ==================================           ===================================
 Net yield on interest-earning assets                                            4.59%                                         4.71%

   (1) Yield is annualized.



Allowance for Loan Losses

      The provision to the allowance for loan losses was $45,000 for the six-month period ended June 30, 2004 and $144,400 for the same period in 2003. The provision decreased due to adequate funding of the Allowance for Loan Losses. Net charge-offs totaled $27,865 for the six-month period ended June 30, 2004 as compared to $92,454 for the same period in 2003. Illustrated below is the activity within the allowance for the six-month period ended June 30 2004 and 2003, respectively.

                                                       2004            2003
                                                       ----            ----
Balance, January 1                                  $ 454,118       $ 408,219
Provision for loan losses                              45,000         144,400
Loan charge-offs                                      (94,452)       (129,969)
Recoveries                                             66,587          37,515
                                                    ----------      -----------
Balance, June 30                                    $ 471,253       $ 460,165
                                                    ==========      ===========

                                     At June 30, 2004      At December 31, 2003
Total loans (1)                          $37,656,541          $34,928,586
Reserve for loan losses                     $471,253           $  454,118
Reserve/Loans % (1)                            1.25%                1.30%


      The Bank's overall loan portfolio is geographically concentrated in Ann Arbor and surrounding Washtenaw County Michigan and the future performance of these loans is dependent upon the performance of this relatively limited geographical area.

The following schedule summarizes the Company's non-performing assets:

                                          At June 30, 2004  At December 31, 2003
Past due 90 days and over
and still accruing (1):
  Real estate                                $       -              $        -
 Installment                                        -                       -
  Commercial                                         -                       -
                                            ------------            ------------
    Subtotal                                         -                       -

Nonaccrual loans (1):
  Real estate (including
    commercial real estate)                     432,647                907,599
  Installment                                         -                  5,128
  Commercial                                    218,219                204,400
    Subtotal                                    650,866              1,117,127
                                            ------------            ------------
Other real estate owned                         547,108                429,500
                                            ------------            ------------
Total non-performing assets                  $1,197,974             $1,546,627
                                            ============            ============

                                          At June 30, 2004  At December 31, 2003
Ratio of non-performing assets to total
loans (1)                                         3.18%                  4.43%
                                            ============            ============
Ratio of loans past due over 90 days and
nonaccrual loans to loan loss reserve              138%                   246%
                                            ============            ============

(1) Excludes loans held for sale which are valued at the lower of cost or fair market value.

         Non-accrual loans at June 30, 2004 include two real estate secured loan relationships in the amount of $311,326 that are in process of foreclosure. An adequate reserve has been allocated to these loans at June 30, 2004.

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

Non-Interest Income

         Total non-interest income decreased to $1,072,082 for the three months ended June 30, 2004 from $1,695,854 for the three months ended June 30, 2003. The decrease was primarily due to lower mortgage loan origination activity. In 2003, the rates on mortgages were historically low and this spurred an increase in the re-financing market. Management at the Bank and Midwest aggressively pursued this activity and was able to increase income from initial loan set up and other fess and gain on the sale of mortgage loans. During the three month period in 2004, mortgage rates were considerably higher.

      Total non-interest income decreased to $2,035,972 for the six months ended June 30, 2004 from $3,017,830 for the six months ended June 30, 2003. The decrease was principally a result of decreases in loan origination and gain on the sale of mortgage loans at Midwest Loan Services. In 2003, the rates on mortgages were historically low and this spurred an increase in the re-financing market.


         At June 30, 2004 , Midwest was subservicing 17,116 mortgages, an increase of 13.9 % from 15,033 mortgages at December 31, 2003.

Non-Interest Expense

Non-interest expense decreased to $1,594,405 in the three months ended June 30, 2004 from $2,105,349 for the three months ended June 30, 2003. The decrease was due principally to decreases salaries and benefits, mortgage banking expense, and amortization of servicing rights. The higher mortgage interest rates in 2004 resulted in lower income from mortgage origination as well as lower expenses. The higher mortgage interest rates in 2004 also resulted in a partial reversal of the serving rights impairment reserve. . The adjustment for servicing rights impairment was $57,000 for the six month period ended June 3, 2004 and $(260,500) for the same period in 2003.

         Following is an analysis of the change the Company's mortgage servicing rights for the periods ended June 30, 2004 and 2003

                                                    2004              2003
                                                    ----              ----
Balance, January 1                              $1,031,575        $1,014,939
Additions - originated                             323,106           496,455
Amortization expense                              (316,868)         (293,515)
Adjustment for asset impairment
change                                              57,000          (260,500)
                                               ------------       -----------
Balance, December 31                           $ 1,094,813        $  957,379
                                               ============       ===========

         At June 30, 2004, the Bank and Midwest owned the rights to service mortgages for Fannie Mae, Freddie Mac and other institutions, most of which were owned by Midwest, an 80% owned subsidiary of the Bank. The balance of mortgages serviced for these institutions was approximately $111 million. The carrying value of these servicing rights was $1,094,813 at June 30, 2004 Market interest rate conditions can quickly affect the value of mortgage servicing rights in a positive or negative fashion, as long-term interest rates rise and fall. The amortization of these rights is based upon the level of principal pay downs received and expected prepayments of the mortgage loans. The servicing rights are recorded at the lower of cost or market. The impairment reserves at June 30, 2004 and 2003 are $391,000 and $309,500, respectively.



         Non-interest expense increased to $3,168,747 in the six months ended June 30, 2004 from $3,715,622 for the six months ended June 30, 2004. The decrease was primarily the result of decreased operating expenses at Midwest Loan Services resulting from low mortgage origination activity.

Capital Resources

      The table below sets forth the Bank's risk based assets, capital ratios and risk-based capital ratios of the Bank. At June 30, 2004, the Bank was considered "well-capitalized".

                                                                  June 30, 2004
           TIER 1 CAPITAL                                        (in thousands)
 Total Equity Capital                                                    $3,292
 Less: Unrealized losses on available-for-Sale
       Securities                                                          (79)
 Plus: Minority Interest                                                    443
 Less: Other identifiable Intangible Assets                                 293
                                                                       --------
 Total Tier 1 Capital                                                     3,521
           TIER 2 CAPITAL
 Allowance for loans & Lease losses                                        434
 Less: Excess Allowance                                                       -
                                                                        --------
 Total Tier 2 Capital                                                       434
                                                                        --------
 Total Tier 1 & Tier 2 Capital                                            $3,955
                                                                        ========
                      CAPITAL RATIOS
 Tier 1/Total Average Assets of $44,531                                   7.91%
 Tier 1/Total Risk-Weighted Assets of $34,702                            10.15%
 Tier 1 & 2/Total Risk-Weighted Assets of $34,702                        11.40%

Liquidity

         Bank Liquidity. The Bank's primary sources of liquidity are customer deposits, scheduled payments and prepayments of loan principal, cash flow from operations, maturities of various investments, borrowings from correspondent lenders secured by securities, residential mortgage loans and/or commercial loans. In addition, the Bank invests in overnight federal funds. At June 30, 2004, the Bank had cash and cash equivalents of $1,354,411. The Bank's lines of credit include the following:

o $4.0 million from the Federal Home Loan Bank of Indianapolis secured by investment securities and residential mortgage loans, and
o $5.2 million from the Federal Reserve Bank of Chicago secured by commercial loans.

At June 30, 2004, the Bank had $1,060,842 outstanding on the Federal Home Loan Bank line of credit.

In order to bolster liquidity from time to time, the Bank also sells brokered time deposits. At June 30, 2004, the Bank had $3.0 million of these deposits outstanding.

         Bancorp Liquidity. In an effort to increase the Bank's Tier 1 capital to assets ratio through retained earnings, management does not expect that the Bank will pay dividends to the Company during the balance of 2004. Management expects Bancorp's working capital to be increased as a result of exercises of maturing stock options, the sale of investment securities, and the issuance of additional shares of common stock.

         At June 30, 2004, $100,000 was payable to another financial institution as compared to $232,000 at June 30, 2003. At June 30, 2004, Bancorp had $54,000 in cash and investments on hand to meet its working capital needs.


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

         Rising long term and short term interest rates tend to increase the value of Midwest Loan Services' investment in mortgage servicing rights and improve Midwest Loan Services' current return on such rights by lowering required amortization rates on the rights. Rising interest rates tend to decrease new mortgage origination activity, negatively impacting current income from the retail mortgage banking operations of the Bank and Midwest Loan Services. Rising interest rates also slow Midwest Loan Services' rate of growth, but tends to increase the duration of its existing subservicing contracts.

     The Bank performs a static gap analysis that has limited value as a simulation because of competitive and other influences that are beyond the control of the Bank. The table on the following page details the Bank's interest sensitivity gap between interest-earning assets and interest-bearing liabilities at June 30, 2004. The table is based upon various assumptions of management that may not necessarily reflect future experience. As a result, certain assets and liabilities indicated in the table as maturing or re-pricing within a stated period may, in fact, mature or re-price in other periods or at different volumes. The one-year static gap position at June 30, 2003 was estimated to be ($15,726,000) or -34.37%.

In addition, management prepares an estimate of sensitivity to immediate changes in short term interest rates. At June 30, 2004, the following impact was estimated on net interest margin in the 12 months following an immediate movement of interest rates:
                                    Effect on Net
                 Rate Change       Interest Margin
                                   (% Change)       ($ Change)
                    -1.00%            3.87%            $70,000
                    +1.00%           -3.15%          ($57,000)
                    +3.00%           -9.45%         ($171,000)

A negative 3% change in short-term interest rates is not possible, because the current Fed Funds target rate is set at 1.5%.

                                                     UNIVERSITY BANK
                                  Asset/Liability Position Analysis as of June 30, 2004
                                             (Dollar amounts in thousand's)
                                                Maturing or Repricing in


                                          3 Mos    91 Days to         1 - 3         3 - 5       Over 5    ALL
ASSETS                                   or Less       1 Year         Years         Years        Years    Other      Total
------                                   -------       ------         -----         -----        -----    -----      -----
    Loans - Net                              $8,341         $3,104        $6,936      $15,959       $3,854     ($471)    $37,723
    Non-Accrual Loans                                            -             -            -            -        651        651
    Securities                                  200            500             -            -          639          -      1,339
    Other Assets                                  -              -             -            -            -      4,690      4,690
    Cash and Due from Banks                      15              -             -            -            -      1,354      1,354
                                      -------------------------------------------------------------------------------------------
      TOTAL ASSETS                            8,556          3,604         6,936       15,959        4,493      6,209     45,757
                                      -------------------------------------------------------------------------------------------

LIABILITIES
-----------
    Time deposits                             4,179          3,771         3,409          295          428          -     12,082
    Demand -interest bearing                  9,388          9,388         4,997            -            -          -     23,772
    Demand - non interest                         -              -                          -            -      4,179      4,179
    Savings                                       -              -           429            -            -          -        429
    Long term borrowings                      1,094             67             -            -            -          -      1,161
    Other Liabilities                             -              -             -            -            -        883        883
    Equity                                        -              -             -            -            -      3,251      3,251
                                      -------------------------------------------------------------------------------------------
      TOTAL LIABILITIES                      14,661         13,226         8,835          295          428      8,313     45,757
                                      -------------------------------------------------------------------------------------------
 Gap                                        (6,105)        (9,622)       (1,899)       15,664        4,065    (2,104)          -
                                      ===========================================================================================
 Cumulative gap                            ($6,105)      ($15,726)     ($17,625)     ($1,961)       $2,104          -
                                      ================================================================================
 Gap percentage                             -13.34%        -34.37%       -38.52%       -4.29%       -4.60%      0.00%
                                      ================================================================================


ITEM 4.  CONTROLS AND PROCEDURES

         (a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q Quarterly Report, have concluded that the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this Form 10-Quarterly Report was being prepared.

         (b) Changes in Internal Controls. During the period covered by this report, there have been no changes in the Company's internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.



PART II OTHER INFORMATION

Item 1. Legal Proceedings

         There are no material pending legal proceedings to which the Company or any of its subsidiaries is party or to which any of their properties are subject.

Item 4. Submission of Matters to a Vote of Security Holders

         (a) The annual meeting of the registrant's shareholders was held on June 22. 2004

         (b) The following seven director nominees were elected at the meeting:


                   Name                     Votes For        Votes Withheld
                   ---------------------- -------------      --------------
                   Stephen L. Ranzini         3,874,511              45,285
                   Robert Goldthorpe          3,918,821                  75
                   Charles McDowell           3,918,821                  75
                   Dr. Joseph L. Ranzini      3,874,511              45,285
                   Paul L. Ranzini            3,874,511              45,285
                   Michael Tally              3,874,511              45,285

Item 5. Other information

         31.1 Certificate of the President and Chief Executive Officer of University Bancorp, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certificate of the Chief Financial Officer of University Bancorp, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certificate of the Chief Executive Officer of University Bancorp, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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



                                                     UNIVERSITY BANCORP, INC.

Date:    August 16, 2004                             /s/ Stephen Lange Ranzini
                                                     -------------------------
                                                     Stephen Lange Ranzini
                                                     President

Date:    August 16, 2004                             /s/Nicholas K. Fortson
                                                     ---------------------------
                                                     Nicholas K. Fortson
                                                     Chief Financial Officer

                                                             EXHIBIT INDEX


Exhibit           Description

31.1 Certificate of the President and Chief Executive Officer of University Bancorp, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certificate of the Chief Financial Officer of University Bancorp, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certificate of the President and Chief Executive Officer of University Bancorp, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

31.2 Certificate of the Chief Financial Officer of University Bancorp, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                                             Exhibit 31.1

I, Stephen Lange Ranzini, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of University
         Bancorp, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

         (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting;

Dated:  August 16, 2004

                              Stephen Lange Ranzini
                              President and Chief Executive Officer

                                                             Exhibit 31.2

I, Nicholas K. Fortson, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of University
         Bancorp, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

         (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting;

Dated:  August 16, 2004

                             Nicholas K. Fortson
                             Chief Financial Officer

                                                             Exhibit 32.1


I, Stephen Lange Ranzini, President and Chief Executive Officer of University Bancorp, Inc. certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 which this statement accompanies fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2) the information contained in the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 fairly presents, in all material respects, the financial condition and results of operations of University Bancorp, Inc.

Dated:  August 16, 2004



                              Stephen Lange Ranzini
                              President and Chief Executive Officer

                                                             Exhibit 32.2


I, Nicholas K. Fortson, Chief Financial Officer of University Bancorp, Inc. certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 which this statement accompanies fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2) the information contained in the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 fairly presents, in all material respects, the financial condition and results of operations of University Bancorp, Inc.

Dated:  August 16, 2004



                             Nicholas K. Fortson
                             Chief Financial Officer