Form 10-Q
period 2004-09-30
UNIVERSITY BANCORP INC /DE/
filed 2004-11-15
CIK 811211

30


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

(Mark One)

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2004

                                       OR

             [] Transition Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

        For the transition period from _______________ to _______________

                        Commission File Number 000-16023


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

         Yes               No  X
                               ---

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $0.01 par value outstanding at October 31, 2004 4,090,548 shares


                               Page 1 of 28 pages

                                    FORM 10-Q

                                TABLE OF CONTENTS


PART I - Financial Information


Item 1. Financial Statements                                               PAGE
         Consolidated Balance Sheets                                          3
         Consolidated Statements of Operations                                5
         Consolidated Statement of Comprehensive Income (loss)                7
         Consolidated Statements of Cash Flows                                8
         Notes to the Consolidated Financial Statements                      10

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                       11

         Summary                                                             11
         Results of Operations                                               12
         Capital Resources                                                   19
         Liquidity                                                           20


Item 3.  Quantitative and Qualitative Disclosures about
           Market Risk                                                       20

Item 4.     Controls and Procedures                                          23

PART II - Other Information

         Item 1. Legal Proceedings                                           23
         Item 4. Submission of Matters to a vote of Security Holders         23
         Item 6. Exhibits & Reports on Form 8-K                              24

Signatures                                                                   25

Exhibit Index                                                                26



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




Part I. - Financial Information
Item 1.- Financial Statements

                                      UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                                             Consolidated Balance Sheets
                                 September 30, 2004 (Unaudited) and December 31, 2003

                                                                              September 30,            December 31,
ASSETS                                                                             2004                    2003
Cash and due from banks                                                   $           1,914,909   $           2,171,189
Securities available for sale, at market                                              1,218,762               1,649,169
Federal Home Loan Bank Stock                                                            912,000                 881,100
Loans held for sale, at the lower of cost or market                                     616,600                 206,008
Loans                                                                                41,109,934              34,928,586
Allowance for loan losses                                                             (454,430)               (454,118)
                                                                           ---------------------   ---------------------
     Loans, net                                                                      40,655,504              34,474,468
Premises and equipment, net                                                             999,906                 829,807
Investment in Michigan BIDCO Inc.                                                        29,258                 629,258
Investment in Michigan Capital Fund LPI                                                 181,244                 256,244
Mortgage servicing rights, net                                                        1,025,997               1,031,575
Real estate owned, net                                                                  555,338                 429,500
Accounts receivable                                                                      37,125                 122,067
Accrued interest receivable                                                             177,871                 129,808
Prepaid expenses                                                                        183,857                 183,143
Goodwill, net                                                                           103,914                 103,914
Other assets                                                                            436,229                 451,290
                                                                           ---------------------   ---------------------
      TOTAL ASSETS                                                        $          49,048,514   $          43,548,540
                                                                           =====================   =====================

                                                                               -Continued-


                                               UNIVERSITY BANCORP, INC.
                                        Consolidated Balance Sheets (continued)
                                 September 30, 2004 (Unaudited) and December 31, 2003


                                                                              September 30,            December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                               2004                    2003
                                                                           ---------------------   ---------------------
Liabilities:
Deposits:
  Demand - non interest bearing                                           $           3,467,934   $           3,146,688
  Demand - interest bearing                                                          26,484,402              25,827,337
  Savings                                                                               461,261                 377,545
  Time                                                                               12,447,716               9,455,982
                                                                           ---------------------   ---------------------
     Total Deposits                                                                  42,861,313              38,807,552

Short term borrowings                                                                 1,908,151             -

Long term borrowings                                                                     67,000                 166,000
Accounts payable                                                                        478,870                 289,150
Accrued interest payable                                                                 50,489                  51,613
Other liabilities                                                                       193,044                 354,273
                                                                           ---------------------   ---------------------
     Total Liabilities                                                               45,558,867              39,668,588
Minority Interest                                                                       427,143                 445,324
Stockholders' equity:
  Common stock, $0.01 par value;
   Authorized - 5,000,000 shares;
    Issued - 4,205,732 shares at September 30 in 2004 and 4,141,732
shares at December 2003                                                                  42,057                  41,417
  Additional paid-in-capital                                                          5,800,300               5,677,940
  Accumulated deficit                                                               (2,392,251)             (1,905,404)
  Treasury stock - 115,184 shares in 2003 and
    2002                                                                              (340,530)               (340,530)
  Accumulated other comprehensive loss,
    unrealized losses on securities available
    for sale, net                                                                      (47,072)                (38,795)
                                                                           ---------------------   ---------------------
     Total Stockholders' Equity                                                       3,062,504               3,434,628
                                                                           ---------------------   ---------------------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                                               $          49,048,514   $          43,548,540
                                                                           =====================   =====================

The accompanying notes are an integral part of the consolidated financial statements.


                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                For the Periods Ended September 30, 2004 and 2003
                                   (Unaudited)
                                                                  For the Three Month                 For the Nine Month
                                                                    Period Ended                         Period Ended
                                                                2004             2003               2004              2003
                                                          ----------------- --------------    ----------------- ----------------
 Interest income:
   Interest and fees on loans                                  $   698,834     $  642,732          $ 1,909,805      $ 1,902,500
   Interest on securities:
    U.S. Government agencies                                        10,514          8,178               39,620           71,509
    Other securities                                                 9,972         19,004               46,993           63,521
   Interest on federal funds and other                                 267            817                1,383            8,972
                                                          ----------------- --------------    ----------------- ----------------
      Total interest income                                        719,587        670,731            1,997,801        2,046,502
                                                          ----------------- --------------    ----------------- ----------------
 Interest expense:
   Interest on deposits:
    Demand deposits                                                105,105         98,850              310,379          287,570
    Savings deposits                                                 1,153          1,116                3,591            3,549
    Time deposits                                                   83,207         91,812              238,294          338,272
    Short term borrowings                                            6,830            563               11,995            1,954
    Long term borrowings                                             1,260          2,227                4,294            9,079
                                                          ----------------- --------------    ----------------- ----------------
      Total interest expense                                       197,555        194,568              568,553          640,424
                                                          ----------------- --------------    ----------------- ----------------
      Net interest income                                          522,032        476,163            1,429,248        1,406,078
 (Credit)Provision for loan losses                                (27,500)         22,500               17,500          166,900
                                                          ----------------- --------------    ----------------- ----------------
      Net interest income after
        provision for loan losses                                  549,532        453,663            1,411,748        1,239,178
                                                          ----------------- --------------    ----------------- ----------------
Other income:
   Loan servicing and sub-servicing
     Fees                                                          357,322        280,014            1,039,170          713,407
   Initial loan set up and other fees                              310,951        964,637            1,201,677        2,854,831
   Gain on sale of mortgage loans                                   64,982        180,492              223,369          669,005
   Insurance and investment fee income                              52,611         45,772              165,337          127,310
   Deposit service charges and fees                                 32,231         28,851               86,650           86,292
   Net security gains/(losses)                                          36       (27,623)                1,347         (27,623)
   (Loss)/Gain on the sale of other real estate
     owned                                                        (22,667)        130,771             (35,014)          130,771
   Other                                                            57,118         98,984              206,020          165,735
                                                          ----------------- --------------    ----------------- ----------------
      Total other income                                           852,584      1,701,898            2,888,556        4,719,728
                                                          ----------------- --------------    ----------------- ----------------
                                   -Continued-


                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (continued)
                For the Periods Ended September 30, 2004 and 2003
                                   (Unaudited)


                                                                 For the Three Month                 For the Nine Month
                                                                   Period Ended                         Period Ended
                                                                 2004               2003             2004             2003
                                                          ------------------- ----------------- --------------- -----------------
Other expenses:
  Salaries and benefits                                        $     735,678   $       897,429   $   2,175,737       $  2,509,497
  Occupancy, net                                                      98,726           128,151         312,464           306,486
  Data processing and equipment
    Expense                                                          151,438           139,293         414,358           363,161
  Legal and audit expense                                             49,896            45,768         134,125           124,139
  Consulting fees                                                     32,192            48,987         110,245           115,744
  Mortgage banking expense                                            51,835           217,021         186,664           605,782
  Servicing rights amortization                                      126,002           210,937         385,870           764,952
  Advertising                                                         27,832            39,176          91,477            99,129
  Memberships and training                                            36,730            34,283         103,770            81,447
  Travel and entertainment                                            17,852            22,716          86,546            82,895
  Supplies and postage                                                52,928            70,195         154,054           174,431
  Insurance                                                           30,649            24,026          97,093            69,680
  Other operating expenses                                           126,647           246,140         454,746           542,401
                                                          ------------------- ----------------- --------------- -----------------
     Total other expenses                                          1,538,405         2,124,122       4,707,149         5,839,744
                                                          ------------------- ----------------- --------------- -----------------
(Loss) income  before income taxes                                 (136,288)            31,439       (406,847)           119,162
                                                          ------------------- ----------------- --------------- -----------------
Income tax expense/(benefit)                                          80,000                            80,000          (80,249)
                                                                                      (80,249)
                                                          ------------------- ----------------- --------------- -----------------
    Net (Loss) income                                          $    (216,288)  $       111,688   $   (486,847)       $    199,411
                                                          =================== ================= =============== =================
    Net (Loss)income) available to                             $    (216,288)  $       111,688   $   (486,847)       $    199,411
      common shareholders
                                                          =================== ================= =============== =================
Basic and diluted (loss) earnings per
  share                                                        $       (0.05)  $          0.03   $      (0.12)       $       0.05
                                                          =================== ================= =============== =================
Weighted average shares outstanding - Basic and diluted            4,090,548         3,951,994       4,079,774         3,917,222
                                                          =================== ================= =============== =================
          The accompanying notes are an integral part of the consolidated financial statements.



                                               UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                                            Consolidated Statements of Comprehensive Income
                                           For the Periods Ended September 30, 2004 and 2003
                                                              (Unaudited)


                                                                           For the Three Month            For the Nine Month
                                                                              Period Ended                   Period Ended
                                                                          2004            2003           2004         2003
                                                                     --------------------------------------------------------------
Net (loss)income                                                          $(216,288)    $111,688         $(486,847)    $199,411
Other comprehensive income(loss):
    Unrealized (losses)gains on securities
      available for sale                                                    (27,416)        (115)           (6,930)      30,334
    Less:  reclassification adjustment
      for accumulated gains (losses)
      included in net income (loss)                                              36         (976)            1,347     (27,623)
                                                                     --------------------------------------------------------------
    Other comprehensive (loss) income, before
      tax effect                                                             27,380       (1,091)           (8,277)      57,957
    Other comprehensive (loss) income, net
      of tax                                                                 27,380       (1,091)           (8,277)      57,957
                                                                     --------------------------------------------------------------
Comprehensive income(loss)                                                $(188,908)     $110,597        $(495,124)    $257,368

                                                                     ==============================================================

   The accompanying notes are an integral part of the consolidated financial statements.



                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
          For the nine month periods ended September 30, 2004 and 2003
                                                                                                2004                 2003
Cash flow from operating activities:
Net (loss) income                                                                           $      (486,847)    $         199,411
Adjustments to reconcile net (loss)income to net cash from Operating Activities:
    Depreciation                                                                                     231,751             233,323
    Amortization                                                                                     460,870             839,952
    Provision for loan losses                                                                         17,500             166,900
    Net gain on mortgage loan sales                                                                (223,369)           (669,005)
    Gain on sale of fixed assets                                                                   (170,385)           (154,030)
    Loss on the sale of other real estate owned                                                       35,014         -
    Net accretion on investment securities                                                           (6,776)             (4,734)
    Net (gain)loss on sale of securities                                                             (1,347)              27,623
    Originations of mortgage loans                                                              (35,092,513)       (105,273,623)
    Proceeds from mortgage loan sales                                                             34,905,290         106,899,323
    Change in:
      Other assets                                                                                 (359,966)           (942,115)
      Other liabilities                                                                              179,571             143,124
                                                                                        --------------------- -------------------
       Net cash provided by operating activities                                                   (511,207)           1,466,149
                                                                                        --------------------- -------------------
Cash flow from investing activities:
      Purchase of investment securities                                                              (8,008)            (98,326)
      Proceeds from maturities and pay downs of securities
        Available for sale                                                                           418,757              59,450
      Loans granted, net of repayments                                                           (6,353,558)           (568,981)
      Proceeds from sales of investment securities                                                    19,504           1,235,182
      Proceeds from the sale of other real estate owned                                              594,170
      Premises and equipment expenditures                                                          (401,850)           (155,192)

                                                                                        --------------------- -------------------
      Net cash (used in) provided by investing activities                                        (5,730,985)           1,645,966
                                                                                        --------------------- -------------------



                                 -Continued-





                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows(continued)
          For the nine month periods ended September 30, 2004 and 2003
                                                                                               2004                2003
                                                                                        ------------------- -------------------
Cash flow used in financing activities:
      Net increase (decrease) in deposits                                                        4,053,761         (1,950,321)
      Net increase (decrease) in short term borrowings                                           1,908,151              -
      Principal payments on long term borrowings                                                  (99,000)            (99,000)
      Issuance of common stock                                                                     123,000              96,250
                                                                                        ------------------- -------------------
       Net cash provided by(used in) financing activities                                        5,985,912         (1,953,071)
                                                                                        ------------------- -------------------
                                                                                                 (256,280)           1,159,044
      Net change in cash and cash equivalents Cash and cash equivalents:
     Beginning of period                                                                         2,171,189           2,569,469
                                                                                        ------------------- -------------------
     End of period                                                                          $    1,914,909$          3,728,513
                                                                                        =================== ===================

    Supplemental disclosure of cash flow information:
      Cash paid for interest                                                                $      569,677      $      684,933
Supplemental disclosure of non-cash transactions:
      Mortgage loans converted to other real estate owned                                   $      755,022$              -
      Michigan BIDCO Preferred stock exchanged for a 7.5%
      promissory note                                                                       $      600,000$              -
See accompanying notes to consolidated financial statements (unaudited


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


(2) Investment Securities

         The Bank's available-for-sale securities portfolio at September 30, 2004 had a net unrealized loss of approximately $47,000 as compared with a net unrealized loss of approximately $39,000 at December 31, 2003. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income or loss. Realized gains are based on specific identification of amortized cost. Securities are written down to fair value when a decline in fair value is not temporary.

Securities available for sale at September 30, 2004:

(in Thousands)                                                        Gross              Gross
                                                   Amortized       Unrealized       Unrealized          Fair
                                                     Cost             Gains           Losses            Value
                                                ---------------- ---------------- ---------------- ----------------
U.S. agency mortgage-backed                         $  1,265        $   _             $    (47)         $ 1,218
                                                ================ ================ ================ ================

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
                                                ================ ================ ================ ================

(3) Stock options

         At September 30, 2004, the Company had a stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net (loss) income, as all options granted under this plan had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. As new options granted were only 47,000 and 54,000 during the nine month period ended September 30, 2004 and 2003, the effect on net (loss) income and (loss) earnings per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended by FASB Statement No. 148, to stock-based employee compensation was less than $.01 in each of the periods presented.

(4) Michigan BIDCO

         At December 31, 2003 University Bancorp owned 6.10% of the BIDCO. The Bank also held $600,000 of 7.5% cumulative preferred stock of the BIDCO. On March 24, 2004, the Bank exchanged its preferred stock in BIDCO for a note from a company in which Stephen Lange Ranzini, the Bank's President, is a shareholder. The note is collateralized by all assets of that company. The note bears interest at 7.5% and is due no later than December 31, 2004. During October, 2004 the outstanding balance was reduced to $323,000.



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


SUMMARY

     For the three months ended September 30, 2004, the Company had a net loss of $216,288 compared to net income of $111,688 for the three months ended September 30, 2003. In 2003 Community Banking and Midwest Loan Services were both positively impacted by income generated from the high volume of mortgage refinancing stimulated by 45-year low mortgage rates. Community Banking incurred a pretax loss of $41,000 in the third quarter of 2004 as compared with a pretax loss of $8,000 for the same period in 2003. Operations at Community Banking were negatively impacted during the third quarter of 2004 by approximately $97,000 in expenses and loss of income related to the resolution of non performing residential loans and real estate owned. The Bank's subsidiary, Midwest Loan Services reported a net loss of $83,000 for the third quarter of 2004 as compared to net income of $89,000 for the same period in 2003. Operations at Midwest was negatively impacted in the third quarter of 2004 by an $115,000 impairment write down of the mortgage servicing rights. The valuation of mortgage servicing rights is greatly impacted by changes in long term mortgage interest rates.

     During the third quarter of 2004, the Company recorded an $80,000 tax expense. This resulted from a reduction in a deferred tax asset which is no longer expected to be realized in future periods. Net income in 2003 included an income tax benefit of $80,249.

     The Company incurred a net loss for the first nine months of 2004 of $486,847, versus net income of $199,411 for the same period last year. Community Banking incurred a pretax loss of $249,346 during the current year's first nine months as opposed to a loss of $135,000 from the year before. Community Banking incurred approximately $255,000 in expense related to the resolution of other real estate owned in 2004, including lost interest income and legal fees. The expenses in this category were substantially less in 2003. Community Banking has also incurred approximately $10,000 a month in expenses to grow the Islamic banking program. Midwest Loan Services had a pretax loss of $100,920 in the first half of 2004 compared to pretax income of $365,000 in the same period last year. In 2003, Midwest benefited from a significant volume of income derived from the high level of mortgage refinancing due to lower rates. In 2004, this income was substantially less. Income at Midwest was negatively impacted in the first half of 2004 by investments of about $30,000 a month in overhead intended to grow Midwest's jumbo and non-standard originations through a secondary market conduit established with Lehman Brothers.


         The following table summarizes the pre-tax (loss)income of each profit center of the Company for the three months ended September 30, 2004 and 2003 (in thousands):

Pre-tax (loss)income) summary for the three and nine months ended September 30, 2004

                                            Three Months     Nine Months
         Community Banking                    $( 41)             $(249)
         Midwest Loan Services                  (83)             ( 101)
         Corporate Office                       (12)               (57)
                                         --------------------------------------
         Total                                $(136)            $ (407)
                                         ======================================

Pre-tax (loss)income) summary for the three and nine months ended September 30, 2003

                                            Three Months    Nine Months
         Community Banking                       (8)            $ (135)
         Midwest Loan Services                   89                365
         Corporate Office                       (50)              (111)
                                         ------------------------------------
         Total                                $  31             $  119
                                         ====================================




RESULTS OF OPERATIONS

Net Interest Income

         Net interest income increased to $522,032 for the three months ended September 30, 2004 from $476,163 for the three months ended September 30, 2003. The yield on interest earning assets decreased from 6.93% in the 2003 period to 6.86% in the 2004 period. The cost of interest bearing liabilities decreased from 2.14% in the 2003 period to 1.99% in the 2004 period. The net yield on interest earning assets increased from 4.92% to 4.98%.

         Net interest income increased to $1,429,248 for the nine months ended September 30, 2004 from $1,406,078 for the nine months ended September 30, 2003. The yield on average earning assets dropped from 6.93% in 2003 to 6.61% in 2004. The cost of interest bearing liabilities decreased from 2.25% for the 2003 period to 1.97% for the nine months ended September 30, 2004. The net yield on interest earning assets decreased from 4.76% to 4.73%.

Interest income

         Interest income increased to $719,588 in the quarter ended September 30, 2004 from $670,731 in the quarter ended September 30, 2003. The average volume of interest earning assets increased to $42,067,645 in the 2004 period from $38,838,345 in the 2003 period. The real estate category accounted for most of the increase in interest earning assets as the average balance increased by over $6,000,000 between the periods. Within that category, the mortgage alternative loan transactions (MALTs) experienced the largest growth. In late 2003, the Community Banking began offering MALTs. These transactions are tailored to meet the religious needs of the large Muslim population in southeast Michigan. The MALTs are typically 5 year adjustable rate instruments. The yield on interest bearing assets declined from 6.93% in 2003 to 6.86% in 2004. The slight decrease was due to an increase in MALTs, which have a lower rate than other loans. The rate on real estate loans decreased to 5.95% for the three month period in 2004 from 6.44% in the third quarter of 2003. In contrast, the rate on commercial loans increased as the prime rate was increased during the quarter.

         Interest income decreased to $1,997,801 in the nine months ended September 30, 2004 from $2,046,502 in the nine months ended September 30, 2003. The average volume of interest earning assets increased slightly to $40,234,604 in the 2004 period from $39,472,132 in the 2003 period. The overall yield on interest earning assets decreased to 6.61% from 6.93%. The cause of this decline resulted from the loss of interest on commercial real estate which was foreclosed and reclassified as other real estate owned. In addition, the demand for commercial loans particularly commercial mortgages was lower in the 2004 period than in the 2003. As noted above the demand in the real estate area, which has a lower rate than on other loans, was higher in 2004 than in 2003.


Interest Expense

     Interest expense increased to $197,556 in the three months ended September 30, 2004 from $194,568 in the 2003 period. The increase was due to a higher volume of interest bearing liabilities in 2004 than in 2003. The average volume of interest bearing liabilities increased to $39,731,811 in 2004 from $36,391,376 in 2003. The overall rate on interest bearing liabilities declined in 2004 to 1.99% from 2.14% in 2003. The drop in yield resulted from a favorable shift in funding to lower costs liabilities as well as lower rates on time deposits. The decline in the yield on interest rate liabilities resulted despite a rise in the Federal Reserves overnight lending rate.

     Interest expense decreased to $568,553 in the nine months ended September 30, 2004 from $640,424 in the 2003 period. The decrease was due to a lower rate on the interest bearing liabilities offset slightly by an increase in the volume of interest bearing liabilities. The yield dropped to 1.97% in 2004 from 2.25% in 2003. After rates dropped in 2003, the liabilities re-priced at lower rates. The volume of interest bearing liabilities increased to $38,506,833 in 2004 from $38,139,634 in 2003.

MONTHLY AVERAGE BALANCE SHEET AND INTEREST MARGIN ANALYSIS

         The following table summarizes monthly average balances, revenues from earning assets, expenses of interest bearing liabilities, their associated yield or cost and the net return on earning assets for the three months and nine months ended September 30, 2004 and 2003.




                                               Three Months Ended                        Three Months Ended
                                        -----------------------------------------------------------------------------------------
                                                     September 30, 2004                          September 30, 2003
                                        -----------------------------------------------------------------------------------------
                                             Average         Interest      Average       Average         Interest      Average
                                             Balance         Inc / Exp    Yield (1)      Balance        Inc / Exp     Yield (1)
Interest Earning Assets:
  Loans:
     Commercial                                 16,739,978        332,061      7.96%      $17,767,173        $360,362      8.14%
     Real Estate                                21,084,891        312,583      5.95%       15,073,193         241,836      6.44%
     Installment/Consumer                        2,010,253         54,190     10.81%        1,873,423          40,534      8.68%
                                        ----------------------------------          ----------------------------------
         Total Loans                            39,835,122        698,834      7.04%       34,713,789         642,732      7.43%

  Investment Securities                          2,170,566         20,486      3.79%        3,600,717          27,182      3.03%
  Federal Funds & Bank
     Deposits                                       61,957            267      1.73%          523,839             817      0.63%
                                        ----------------------------------          ----------------------------------

Total Interest Bearing Assets                   42,067,645        719,587      6.86%       38,838,345         670,731      6.93%
                                        ----------------------------------          ----------------------------------

Interest Bearing Liabilities:
   Deposit Accounts:
     Demand                                      6,107,198         15,294      1.00%        6,645,560          15,775      0.95%
     Savings                                       463,411          1,153      1.00%          387,111           1,116      1.16%
     Time                                       12,451,278         83,207      2.68%       11,670,506          91,812      3.16%
     Money Market                               18,872,936         89,811      1.91%       17,123,064          83,075      1.95%
   Short-term Borrowings                         1,751,988          6,830      1.56%          349,635             563      0.65%
   Long-term Borrowings                             85,000          1,260      5.95%          215,500           2,227      4.14%
                                        ----------------------------------          ----------------------------------
Total Interest Bearing Liabilities              39,731,811        197,555      1.99%       36,391,376         194,568      2.14%
                                        ----------------------------------          ----------------------------------

Net Earning Assets, net
  interest income, and
  interest rate spread                           2,335,834        522,032      4.87%       $2,446,969        $476,163      4.78%
                                        ==================================          ==================================


                     Net Interest Margin                                    4.98%                                          4.92%
  (1) Yield is annualized.






                                                 Nine Months Ended                           Nine Months Ended
                                                    September 30,                                September 30,
                                          -----------------------------------------------------------------------------------------
                                                              2004                                          2003
                                          -----------------------------------------------------------------------------------------
                                                Average         Interest     Average         Average          Interest     Average
                                                Balance        Inc (Exp)    Yield (1)        Balance         Inc (Exp)    Yield (1)
 Interest Earning Assets:
      Loans:
         Commercial                               16,908,602        880,939      6.94%          18,447,150      1,084,405      7.86%
         Real Estate                              18,750,487        908,474      6.45%          13,839,520        680,175      6.57%
         Installment/Consumer                      1,907,149        120,392      8.41%           2,119,100        137,920      8.70%
                                          ----------------------------------           -----------------------------------
            Total Loans                           37,566,238      1,909,805      6.77%          34,405,770      1,902,500      7.39%
      Investment Securities                        2,514,208         86,613      4.59%           3,969,823        135,030      4.55%
      Federal Funds & Bank
         Deposits                                    154,158          1,383      1.20%           1,096,539          8,972      1.09%
                                          ----------------------------------           -----------------------------------
        Total Interest Bearing                    40,234,604      1,997,801      6.61%          39,472,132      2,046,502      6.93%
Assets
                                          ----------------------------------           -----------------------------------
 Interest Bearing Liabilities:
      Deposit Accounts:
         Demand                                    6,296,058         41,517      0.88%           6,384,134         41,835      0.88%
         Savings                                     444,165          3,591      1.08%             416,907          3,549      1.14%
         Time                                     11,487,242        238,294      2.76%          14,764,049        338,272      3.06%
         Money Market                             19,090,437        268,862      1.88%          16,055,339        245,735      2.05%
      Short-term borrowings                        1,087,431         11,995      1.47%             270,705          1,954      0.97%
      Long-term borrowings                           101,500          4,294      5.64%             248,500          9,079      4.88%
                                          ----------------------------------           -----------------------------------
           Total Interest Bearing
                Liabilities                       38,506,833        568,553      1.97%          38,139,634        640,424      2.25%
                                          ----------------------------------           -----------------------------------
 Net Earning Assets, net interest
    income, and interest rate
      spread                                       1,727,771      1,429,248      4.64%           1,332,498      1,406,078      4.69%

 Net yield on interest-earning assets                                            4.73%                                         4.76%

   (1) Yield is annualized.


Allowance for Loan Losses

      The provision to the allowance for loan losses was $17,500 for the nine-month period ended September 30, 2004 and $166,900 for the same period in 2003. The provision decreased due to recoveries and payoffs of classified loans and an overall improvement in credit quality. Net charge-offs totaled $17,188 for the nine-month period ended September 30, 2004 as compared to $172,430 for the same period in 2003. Illustrated below is the activity within the allowance for the nine-month period ended September 30 2004 and 2003, respectively.

                                               2004            2003
                                               ----            ----
Balance, January 1                          $ 454,118       $ 408,219
Provision for loan losses                      17,500         166,900
Loan charge-offs                             (99,006)       (237,811)
Recoveries                                     81,818          65,380
                                     -------------------------------------
Balance, September 30                       $ 454,430       $ 402,690
                                     =====================================

                                At September 30, 2004      At December 31, 2003
Total loans (1)                     $41,107,029                 $34,928,586
Reserve for loan losses                $454,430                  $  454,118
Reserve/Loans % (1)                       1.10%                       1.30%

      The Bank's overall loan portfolio is geographically concentrated in Ann Arbor, Michigan and the future performance of these loans is dependent upon the performance of this relatively limited geographical area. The growth in the loan portfolio for the nine month period ended September 30, 2004 is primarily in the single family residential area.

The following schedule summarizes the Company's non-performing assets:

                                  At September 30, 2004    At December 31, 2003
                                  ---------------------    --------------------
Past due 90 days and over
-------------------------
and still accruing (1):
----------------------
  Real estate                      $        -                      $      -
  Installment                               -                             -
  Commercial                            183,000(2)               -
                                  ---------------------------------------------
    Subtotal                            183,000                    -

Nonaccrual loans (1):
--------------------
  Real estate (including
    commercial real estate)             552,421                         907,599
  Installment                               _                             5,128
  Commercial                              2,899                         204,400
                                  ---------------------------------------------
    Subtotal                            555,320                       1,117,127
                                  ---------------------------------------------
Other real estate owned                 555,338                         429,500
-----------------------
                                  ---------------------------------------------
Total non-performing assets          $1,293,658                      $1,546,627
                                  =============================================

                                 At September 30, 2004     At December 31, 2003
                                 ---------------------     --------------------
Ratio of non-performing assets to total
loans (1)                                3.15%                            4.43%
                                 ==============================================
Ratio of loans past due over
90 days and nonaccrual
loans to loan loss reserve                162%                             246%
                               ================================================

(1) Excludes loans held for sale which are valued at the lower of cost or fair market value. (2) This loan was paid in full in October 2004.

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

         Two residential properties, with a carrying value of $435,100 are expected to sell by the end of the year. The carrying values approximate fair market value. A third property currently in other real estate owned is carried at $86,841 and was recently appraised at $179,000 and is listed for sale with a real estate agent at $169,900. The fourth property in other real estate owned is carried at $33,398. No gain can be realized on other real estate owned that has a value in excess of the carrying cost until the property is sold, however any expected losses are recognized immediately.

Non-Interest Income

         Total non-interest income decreased to $852,584 for the three months ended September 30, 2004 from $1,701,858 for the three months ended September 30, 2003. The decrease was primarily due to lower mortgage loan origination activity. In 2004, the rates on mortgages were historically low and this spurred an increase in the refinancing market. Management at the Bank and Midwest aggressively pursued this activity and was able to increase income from initial loan set up and other fess and gain on the sale of mortgage loans. During the three month period in 2004, mortgage rates were slightly higher however mortgage refinancing activity was significantly lower.

      Total non-interest income decreased to $2,888,556 for the nine months ended September 30, 2004 from $4,719,728 for the nine months ended September 30, 2003. The decrease was principally a result of decreases in loan origination and gain on the sale of mortgage loans at Midwest Loan Services. In 2003, the rates on mortgages were historically low and this spurred an increase in the re-financing market. In 2004, the rates are still relatively low, but the re-financing activity has decreased significantly.

         At September 30, 2004, Midwest was subservicing 17,631 mortgages, an annualized increase of 23% from the 15,033 mortgages subserviced at December 31, 2003.

Non-Interest Expense

     Non-interest expense decreased to $1,538,404 in the three months ended September 30, 2004 from $2,124,122 for the three months ended September 30, 2003. The decrease was due principally to decreases in salaries and benefits, mortgage banking expense, and amortization of servicing rights. The higher mortgage interest rates in 2004 resulted in lower income from mortgage origination as well as lower expenses.

         Following is an analysis of the change the Company's mortgage servicing rights for the periods ended September 30, 2004 and
2003

                                                  2004              2003
                                                  ----              ----
Balance, January 1                           $1,031,575        $1,014,939
Additions - originated                          380,292           738,000
Amortization expense                           (317,870)         (365,953)
Adjustment for asset impairment
change                                         (68,000)         (399,000)
                                           --------------    --------------
Balance, September 30                       $ 1,025,997          $987,986
                                           ==============    ==============

         At September 30, 2004, the Bank and Midwest owned the rights to service mortgages for Fannie Mae, Freddie Mac and other institutions, most of which were owned by Midwest, an 80% owned subsidiary of the Bank. The balance of mortgages serviced for these institutions was approximately $117 million. The carrying value of these servicing rights was $1,025,997 at September 30, 2004. Market interest rate conditions can quickly affect the value of mortgage servicing rights in a positive or negative fashion, as long-term interest rates rise and fall. The amortization of these rights is based upon the level of principal pay downs received and expected prepayments of the mortgage loans. The servicing rights are recorded at the lower of cost or market. The impairment reserves at September 30, 2004 and 2003 are $516,000 and $448,000, respectively.

         Non-interest expense decreased to $4,707,149 in the nine months ended September 30, 2004 from $5,839,744 for the nine months ended September 30, 2004. The decrease was primarily the result of decreased operating expenses at Midwest Loan Services resulting from low mortgage origination activity.

Capital Resources

         Capital Resources

     The table below sets forth the Bank's risk based assets, capital ratios and risk-based capital ratios of the Bank. At September 30, 2004, the Bank was considered "well-capitalized".

                                                         September 30, 2004
           TIER 1 CAPITAL                                    (in thousands)
 Total Equity Capital                                         $3,119
 Less: Unrealized losses on available-for-Sale
Securities                                                      (46)
       Other identifiable Intangible Assets                    (104)
       Disallowed servicing assets                             (103)
 Plus: Minority Interest                                         427
                                                             --------
 Total Tier 1 Capital                                          3,388
           TIER 2 CAPITAL
 Allowance for loans & Lease losses                              452
 Less: Excess Allowance                                            -
 Total Tier 2 Capital                                            452
                                                             --------
 Total Tier 1 & Tier 2 Capital                                $3,837
                                                             ========
                      CAPITAL RATIOS
 Tier 1/Total Average Assets of $46,744                       7.24%
 Tier 1/Total Risk-Weighted Assets of $36,456                 9.29%
 Tier 1 & 2/Total Risk-Weighted Assets of $36,456            10.53%

Liquidity

         Bank Liquidity. The Bank's primary sources of liquidity are customer deposits, scheduled amortization and prepayments of loan principal, cash flow from operations, maturities of various investments, borrowings from correspondent lenders secured by securities, residential mortgage loans and/or commercial loans. In addition, the Bank invests in overnight federal funds. At September 30, 2004, the Bank had cash and cash equivalents of $1,914,909. The Bank's lines of credit include the following:

o $4.0 million from the Federal Home Loan Bank of Indianapolis secured by investment securities and residential mortgage loans,
o $5.6 million from the Federal Reserve Bank of Chicago secured by commercial loans.

In order to bolster liquidity from time to time, the Bank also sells brokered time deposits. At September 30, 2004, the Bank had $3.1 million of these deposits outstanding.

         Bancorp Liquidity. In an effort to increase the Bank's Tier 1 capital to assets ratio through retained earnings, management does not expect that the Bank will pay dividends to the Company during the balance of 2004. Management intends to increase Bancorp's working capital through the exercise of maturing stock options, sale of investments. If deemed necessary, management will issue additional shares of common stock.

         At September 30, 2004, $67,000 was payable to another financial institution as compared to $199,000 at September 30, 2003. At September 30, 2004, Bancorp had $30,558 in cash and investments on hand to meet its working capital needs.


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

     The Bank performs a static gap analysis that has limited value as a simulation because of competitive and other influences that are beyond the control of the Bank. The table on the following page details the Bank's interest sensitivity gap between interest-earning assets and interest-bearing liabilities at September 30, 2004. The table is based upon various assumptions of management that may not necessarily reflect future experience. As a result, certain assets and liabilities indicated in the table as maturing or re-pricing within a stated period may, in fact, mature or re-price in other periods or at different volumes. The one-year static gap position at September 30, 2004 was estimated to be ($15,514,000) or -31.64%.

In addition, management prepares an estimate of sensitivity to immediate changes in short term interest rates. At September 30, 2004, the following impact was estimated on net interest margin in the 12 months following an immediate movement of interest rates:

                                            Effect on Net
                   Rate Change               Interest Margin
                                      (% Change)     ($ Change)
                         -1.00%         3.12%         $59,000
                         +1.00%        -2.41%         ($46,000)
                         +3.00%        -7.24%        ($138,000)

A negative 3% change in short-term interest rates is not possible, because the current Fed Funds target rate is set at 1.75%.



                                                     UNIVERSITY BANK
                               Asset/Liability Position Analysis as of September 30, 2004
                                             (Dollar amounts in thousand's)
                                                Maturing or Repricing in


                                          3 Mos    91 Days to         1 - 3         3 - 5       Over 5    ALL
ASSETS                                   or Less       1 Year         Years         Years        Years    Other      Total
------                                   -------       ------         -----         -----        -----    -----      -----
    Loans - Net                             $10,345         $2,466        $7,069      $17,873   $3,231         ($454)    $40,530
    Non-Accrual Loans                                            -             -            -            -        742        742
    Securities                                  200            500             -            -          518          -      1,218
    Other Assets                                  -              -             -            -            -      4,644      4,644
    Cash and Due from Banks                       1              -             -            -            -      1,914      1,915
                                      -------------------------------------------------------------------------------------------
      TOTAL ASSETS                           10,546          2,966         7,069       17,873        3,749      6,846     49,049
                                      -------------------------------------------------------------------------------------------

LIABILITIES
-----------
    Time deposits                             3,273          4,740         3,685          357          432          -     12,487
    Demand -interest bearing                  9,519          9,519         7,415            -            -          -     26,453
    Demand - non interest                         -              -                          -            -      3,460      3,460
    Savings                                       -              -           461            -            -          -        461
    Other borrowings                          1,975              -                          -            -          -      1,975
    Other Liabilities                             -              -             -            -            -      1,150      1,150
    Equity                                        -              -             -            -            -      3,063      3,063
                                      -------------------------------------------------------------------------------------------
      TOTAL LIABILITIES                      14,767         14,259        11,561          357          432      7,673     49,049
                                      -------------------------------------------------------------------------------------------
 Gap                                        (4,221)       (11,293)       (4,492)       17,516        3,317      (827)          -
                                      ===========================================================================================
 Cumulative gap                            ($4,221)      ($15,514)     ($20,006)     ($2,490)         $827          -
                                      ================================================================================
 Gap percentage                              -8.61%        -31.64%       -40.80%       -5.08%        1.69%      0.00%
                                      ================================================================================


ITEM 4.  CONTROLS AND PROCEDURES


(a)      Evaluation of Disclosure Controls and Procedures.
The following three significant deficiencies were identified pursuant to standards established by the Public Company Accounting
Oversight Board (PCAOB):
1. The Company lacked formalized accounting policies and procedures, including written procedures for the quarterly preparation of form 10Q in accordance with applicable SEC guidelines;
2. The Company uses spreadsheets to perform consolidations, without appropriate monitoring controls, which could result in errors in the financial statements
3. The Company has insufficient staff in the accounting and financial reporting departments.

The Company's independent registered public accounting firm, Grant Thornton LLP, has indicated that the above significant deficiencies, in the aggregate, constitutes a material weakness in our internal controls pursuant to standards established by the PCAOB.

As part of the Company's effort to ensure compliance with provisions of Sarbanes-Oxley Section 404, the Company has devised a plan and committed the required resources to address and remediate these material weaknesses prior to our attestation of control effectiveness as of June 30, 2005.

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, which considered the material weaknesses mentioned above, the Chief Executive Officer and Chief Financial Officer concluded that the operation of these disclosure controls and procedures were effective for gathering, analyzing and disclosing information required to be disclosed in connection with the Company's filing of its Quarterly Report on Form 10-Q for the quarter ended September 30, 2004. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Item 4. Submission of Matters to a Vote of Security Holders

         (a) The annual meeting of the registrant's shareholders was held on June 22. 2004

         (b) The following seven director nominees were elected at the meeting:

                   ---------------------------------------- -------------------
                          Name                   Votes For       Votes Withheld
                   ---------------------------------------- -------------------
                   Stephen Lange Ranzini          3,874,511              45,285
                   Gary Baker                     3,918,896                   0
                   Robert Goldthorpe              3,918,821                  75
                   Charles McDowell               3,918,821                  75
                   Dr. Joseph Lange Ranzini       3,874,511              45,285
                   Paul Lange Ranzini             3,874,511              45,285
                   Michael Talley                 3,874,511              45,285




Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

               None.
         31.1 Certificate of the President and Chief Executive Officer of University Bancorp, Inc. pursuant to 15 U.S.C. Section
                  7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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



                                        UNIVERSITY BANCORP, INC.

Date:    November 15, 2004              /s/ Stephen Lange Ranzini
                                        -------------------------
                                        Stephen Lange Ranzini
                                        President and Chief Executive Officer

Date:    November 15, 2004              /s/Nicholas K. Fortson
                                        --------------------------
                                        Nicholas K. Fortson
                                        Chief Financial Officer

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

Dated:  November 15, 2004
                            /s/ Stephen Lange Ranzini
                            ------------------------------
                            Stephen Lange Ranzini
                            President and Chief Executive Officer

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

Dated:  November 15, 2004
                             /s/Nicholas K. Fortson
                             ----------------------------
                             Nicholas K. Fortson
                             Chief Financial Officer


                                                             Exhibit 32.1


I, Stephen Lange Ranzini, President and Chief Executive Officer of University Bancorp, Inc. certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2) the information contained in the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 fairly presents, in all material respects, the financial condition and results of operations of University Bancorp, Inc.

Dated:  November 15, 2004


                            /s/ Stephen Lange Ranzini
                            Stephen Lange Ranzini
                            President and Chief Executive Officer

                                                             Exhibit 32.2


I, Nicholas K. Fortson, Chief Financial Officer of University Bancorp, Inc. certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 which this statement accompanies fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2) the information contained in the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 fairly presents, in all material respects, the financial condition and results of operations of University Bancorp, Inc.

Dated:  November 15, 2004


                             /s/Nicholas K. Fortson
                             Nicholas K. Fortson
                             Chief Financial Officer