Form 10-K
period 2004-12-31
UNIVERSITY BANCORP INC /DE/
filed 2005-04-15
CIK 811211

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                           for the fiscal year ended
                                December 31, 2004
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
           For the transition period from ____________ to ___________

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ___ No _X___

     The number of shares outstanding of the Registrant's Common Stock as of March 7 2005: 4,143,878 shares. The aggregate market value of the voting stock held by non-affiliates of the Registrant based on $1.46 per share, the closing price for the Registrant's Common Stock on June 30, 2004, as reported by NASDAQ, was approximately $1,681,311.

* For purposes of this calculation shares of the Registrant held by directors and officers of the Registrant and by other affiliates have been excluded.

                               Page 1 of 86 pages
                 Exhibit index on sequentially numbered page 77

PART I.

Item 1. - Business

General

     University Bancorp, Inc. The Company is a Delaware corporation which operates as a bank holding company for its wholly-owned subsidiary, University Bank. The Company changed its name to `University Bancorp, Inc.' from `Newberry Bancorp, Inc.' in 1996, in order to better identify itself with the Bank.

     University Bank. The Bank is a state chartered community bank. The Bank began business in 1890 and was chartered by the state of Michigan in 1908. In 1994, we sold the bank's offices in Newberry, Michigan and Sault Ste. Marie, Michigan. In 1995 we relocated the Bank's main office to Ann Arbor, Michigan and, changed the Bank's name from `The Newberry State Bank' to `University Bank'to more closely identify with its current place of business. Ann Arbor is a university town, home to the University of Michigan and is the largest city in Washtenaw County, just west of the Detroit Metropolitan Statistical Area. The Bank's primary market area is defined as the City of Ann Arbor and surrounding areas in greater Washtenaw County.

     Midwest Loan Services. In 1995, University Bank acquired 80% of the common stock of Midwest Loan Services ("Midwest"). Midwest specializes in the origination, servicing and subservicing of mortgage loans for various credit unions, financial institutions and mortgage brokers. Most of their servicing and subservicing portfolio is comprised of residential mortgage loans sold to Fannie Mae, Freddie Mac and other private residential mortgage conduits, the most important of which is a jumbo and subprime loan conduit established by Lehman Brothers.

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


Employees

         The Company employed 63 full-time equivalents as of March 3, 2005:

                  University Bank, Ann Arbor                24
                  Midwest Loan Services                     35
                  University Insurance & Investment          4

Lines of Business

Deposit Products & Services

     University Bank offers traditional retail savings products and services to its customers. These include demand deposit and NOW interest-bearing checking accounts, money market deposit accounts, regular savings accounts and term deposit certificates ranging in maturity from three to three hundred months. The Bank also offers Sharia'a compliant profit-sharing deposits for Muslim depositors. The Bank also offers free access to 24-Hour ATM machines, telephone banking, internet banking, debit cards, online bill payment, Western Union(TM) money transfer services and Gold VISA accounts. From time to time to raise liquidity, the Bank relies on brokers to sell CDs. At December 31, 2004, the Bank had approximately $3.7 million in CDs issued through brokers.

Lending Products

     University Bank offers a range of traditional lending products, including commercial small business loans, residential real estate mortgage loans, home equity loans, commercial real estate mortgage loans, consumer installment loans, and land development and construction loans. The Bank also offers Sharia'a compliant mortgage alternative loan transactions (MALTs) for Muslim customers.

Classifications of the loan portfolio as of December 31, 2004 are as follows:

                                                    Amount
                                                Outstanding(1)        % of Total
       Commercial, Real Estate & Other            $15,079,343            35.07%
       Residential Construction                     1,238,530             2.88%
       Residential Real estate                     20,761,659            48.28%
       Residential Home equity                      5,542,571            12.89%
       Consumer                                       173,363             0.40%
       Credit Card                                    204,334             0.48%
                                                 ------------          ---------
         Gross Loans                              $42,999,800           100.00%
                                                 ============          =========

(1) - Excludes loans held for sale.

     The Bank's loan portfolio is geographically concentrated in Ann Arbor and Washtenaw County, Michigan. The ability of individual loan customers to honor their debts is partially dependent on the local economy. The Ann Arbor area is primarily dependent on the education, healthcare, services and manufacturing (automotive and other) industries.

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

     Residential loans typically have a loan to value ratio less than 80% at the time the loan is originated, unless the borrower's financial position is very strong, in which case a loan to value ratio of up to 90% or private mortgage insurance is considered. To meet the Bank's goals for first time homebuyers, the Bank has originated 97% to 100% loan to value residential loans and currently has about $2 million of these loans in its loan portfolio. Home equity secured residential loans have loan to value ratios of less than 90% at time of origination in the case of fixed rate fully-amortizing loans and 80% for home equity lines of credit, with a few exceptions with higher ratios for borrowers with strong credit. As of December 31, 2004, the Bank had also originated $8.46 million of mortgage alternative loan transactions which are Sharia'a-compliant mortgage alternatives for Muslim customers. The primary risk of residential lending is that home prices drop (typically this occurs during recessions) and borrowers walk away from their home or file for bankruptcy. All of the Bank's construction loans are secured by residential properties with a loan to value ratio of 80% or less. The Bank controls the risk of construction lending by performing inspections prior to disbursing interim construction funds to avoid cost overruns.

              The Bank makes few unsecured loans, typically for borrowers who have a high net worth, but even in these cases; the Bank usually takes collateral out of an abundance of caution. Most of the Bank's credit card loans are secured by residential properties. Consumer loans are generally secured by vehicles (primarily cars or trucks). The primary risk of these loans is that the value of the car depreciates faster than the loan balance amortizes, and the borrower loses their job or has a severe medical problem in their family. In these circumstances, the collateral could be insufficient to repay the loan if the borrower files for bankruptcy. In addition, if the economy is soft, used vehicle prices tend to deteriorate creating additional risk of insufficient collateral in the event of a default.

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

     Typically with respect to all personal and residential loans, a ratio of total debt payments to total income of all borrowers and guarantors less than 42% is required. With respect to commercial real estate and business loans, a ratio of income to all debt payments of greater than 1.25x is required. Therefore, the Bank typically has both income and asset backing to secure its loans. However, there can always be valid reasons to have exceptions to each rule. The Bank's loan committee retains the power to take unusual circumstances into account when evaluating each loan request versus the Bank's policies. Loans that are lacking current demonstrated income are classified and increased reserves are established for those loans. Loans that are lacking both current demonstrated income and asset backing are allocated even higher reserves equal to the amount estimated to be realized upon the sale of the collateral less all estimated costs.

Mortgage Banking

     The Bank and Midwest originate internally or via other financial institutions residential home loans that generally qualify for sale to secondary market investors under the underwriting criteria of the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association and the Government National Mortgage Association. Loans purchased or originated internally are either sold directly to FHLMC, FNMA or GNMA, or are pooled into mortgage-backed securities and the securities are sold to investors in the secondary market. With the exception of Midwest, the Bank is currently selling the servicing rights on all mortgages originated that are sold to the secondary market. Some residential mortgages are held in the Bank's loan portfolio as an investment.

     University Bank became a seller/servicer and began originating Federal Home Loan Mortgage Corporation (FHLMC) insured mortgages in 1991 and became a seller/servicer and began originating Federal National Mortgage Association
(FNMA) insured mortgages 1994. The Bank has also been approved as a seller/servicer of Government National Mortgage Association (GNMA) mortgages for many years but only began using its license in 1999 to originate and sell these loans without retaining the servicing rights. Midwest is also licensed with FNMA and FHLMC.

Mortgage Servicing and Subservicing

     Mortgage servicing firms receive monthly payments from loan customers, aggregate and account for these payments, and send the funds to mortgage-backed securities holders, including pension funds and financial institutions. For some mortgage customers, escrow funds are also accumulated, and funds sent to taxing authorities and insurance companies as needed. Mortgage servicers also dun delinquent accounts and foreclose loans, if required. Mortgage servicers receive a fixed monthly fee for performing this service. When these services are performed for the Bank, it is called `servicing'. When these services are performed for other institutions, it is called `subservicing'. The Bank's 80%-owned subsidiary, Midwest, specializes in subservicing residential mortgage loans sold to FNMA and FHLMC and other non-agency private conduits for the account of credit unions, other financial institutions and mortgage brokers.

Investment Securities

     The Bank maintains surplus available funds in investments consisting of short-term money market instruments, U.S. government bonds, U.S. federal agency obligations and mortgage-backed securities backed by federal agency obligations. The Bank's President, who is a licensed Registered Representative, manages these investments. All purchase/sale decisions are subject to the review and prior approval of the Asset Liability Committee of the Bank and the Board of Directors. The securities portfolio provides a source of liquidity to meet Bank's operating needs. At December 31, 2004, the portfolio had a net unrealized loss of $51,356 versus a net unrealized loss of $38,795 at December 31, 2003, and $81,997 at December 31, 2002.

     Information regarding securities where cost exceeded more than 10% of the Company's stockholders' equity at December 31, 2004 is as follows:


Issuer                             Coupon       Yield        Final Maturity       Market Value       Amortized Cost
------                             ------       -----             ---------             ------                -----
FHLBI equity (1)                       VAR          4.34%         None              $921,700            $921,700
FNMA CMO 93-205H (2)                   PO           3.02%       9/25/23              384,504             411,725
GNMA (various)                         VAR          5.87%       6/20/22              722,103             746,239



    (1) The rate varies quarterly. The Bank is required to maintain the investment in Federal Home Loan Bank of Indianapolis common stock in an amount related to the Bank's single family mortgage related assets and FHLBI advances. Shares can be redeemed or sold at par value to the FHLBI upon five year prior notice.

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

The following table shows market share of deposits for Washtenaw County by financial institution for June 2004, June 2003 and June 2002, respectively from the FDIC and National Credit Union Association's annual branch deposit survey.

                                            2004           2003           2002
     National City                          13.28%         12.81%         12.51%
     TCF National                           12.19%         14.03%         15.63%
     Comerica                               11.47%         11.03%         11.08%
     Bank One                                9.80%          8.79%          8.89%
     Bank of Ann Arbor                       7.21%          6.06%          4.59%
     Keybank                                 6.16%          6.19%          6.41%
     University of Michigan CU               5.92%          5.51%          5.21%
     Standard Federal                        5.85%          4.19%          4.95%
     Ann Arbor Commerce                      5.62%          5.61%          5.22%
     Flagstar                                5.51%          4.86%          4.91%
     Huron River Area CU                     3.57%          3.54%          3.36%
     Chelsea State                           3.27%          3.09%          3.09%
     United Bank & Trust                     2.84%          2.53%          2.56%
     Midwest Financial CU                    2.70%          2.41%          2.24%
     Citizens                                2.52%          2.54%          2.61%
     Republic                                2.11%          2.00%          2.03%
     Bank of Washtenaw                       1.26%          1.13%          1.05%
     Automotive FCU                          1.22%          1.28%          1.31%
     Charter One                             0.84%          0.87%          0.71%
     University Bank                         0.83%          0.76%          0.89%
     Ypsilanti Area FCU                      0.41%          0.42%          0.39%
     Eastern Michigan University CU          0.27%          0.27%          0.24%
     Guaranty Bank                           0.17%          0.01%          0.06%
     Milan FCU                               0.04%          0.03%          0.03%
     Ann Arbor Postal FCU                    0.02%          0.03%          0.03%
     Total deposits (in billions)            $5.14          $4.89          $4.53
     Annual Increase                         5.12%          7.95%          4.23%

         Total deposits in the county increased 5.07% to $5.14 billion from June 2003 to June 2004. Total deposits in the county increased 8.01% to $4.89 billion from June 2002 to June 2003. In attracting deposits, the Bank's primary competitors for deposits are mutual funds, other commercial banks, credit unions, savings and loans and insurance companies.


         The Bank's main office is adjacent to the University of Michigan Hospital complex. The complex employs a total of 7,800 persons. While the Bank competes with all of these financial institutions for loans and deposits and in particular the eight financial institutions that have branch offices in the northeast Ann Arbor market area, the major competitor in the immediate local deposit market is Midwest Financial Credit Union, formerly known as Hospital & Health Services Credit Union. The Bank's main office was formerly the headquarters of this credit union, which moved its office to a new office building three miles from the Medical Center Complex.

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

Mortgage Banking

         The Bank and Midwest's retail mortgage origination operations encounter competition for the origination of residential real estate loans primarily from savings institutions, commercial banks, insurance companies and other mortgage banking firms. Many of these firms have a well-established customer and/or borrower client base. Some competitors, primarily savings institutions, insurance companies and commercial banks, have the ability to create unique loan products from time to time because they are able to hold the loans in their own portfolio rather than sell into the secondary market. The Bank's ability to hold mortgage loans in its portfolio helps it to compete more effectively. Most loans sold into the secondary market, however, go to the same sources, those being FHLMC, FNMA, and GNMA. Most lenders have access to these secondary market sources; therefore, competition often becomes more a matter of service and pricing than that of product. As a mortgage loan originator and a purchaser of mortgage loans through correspondents, Midwest and the Bank must be able to compete with respect to the types of loan products offered by competitors to borrowers and correspondents, including the price of the loan in terms of origination fees or fee premium or discount, loan processing costs, interest rates, and the service provided by our staff. An important element to competing is master purchase agreements negotiated periodically with FNMA and FHLMC with low and competitive loan guarantee fees, a wide variety of mortgage programs, and a variety of flexible underwriting criteria. Our ability to secure these master purchase agreements is dependent upon the performance from a quality perspective of loans previously sold to the agencies.

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

         The Bank also originates residential loans to be held in portfolio, and management believes that this product together with the product offerings from FHLMC, FNMA and GNMA are sufficient for the Bank to meet its customers' needs. The Bank also is licensed as a HUD Title 1 and Multi-family seller/servicer, but has no plans at this time to expand utilization of HUD or GNMA programs.

         Mortgage Servicing and Subservicing. Servicing competition is somewhat less intense than the loan origination aspect of mortgage banking. Due to net worth and management requirements, many mortgage origination companies do not have the capacity to service loans. Falling interest rates present competitive challenges for the mortgage servicing operation in that mortgagors are more likely to refinance existing mortgages. The quality of service and the ability of the origination operation to compete on price and service are important in retaining these customers by refinancing them internally, rather than losing the refinancing transaction to a competitor. Increased refinancing activity as a result of falling interest rates decreases profitability of mortgage servicing by increasing amortization charges on purchased mortgage servicing rights.

         In the subservicing business, Midwest competes primarily with about 30 firms nationwide, including specialized subservicing units of mortgage banking companies, and specialized firms owned by banks and savings and loans. Most of these companies have substantially larger financial resources than Midwest, and some of them are also located in rural areas with low prevailing wages.

         Midwest is located in Houghton, Michigan in the western upper peninsula of Michigan. Personnel and occupancy costs are the largest costs in a mortgage servicing operation. However, the prevailing wages and occupancy costs in the upper peninsula of Michigan are generally lower than the national average. Midwest has developed a unique business extranet website for its business partners and their retail customers. Through its website at www.subservice.com, Midwest provides the opportunity for all customers to access their mortgage information 24 hours a day 7 days a week in an environment which provides seamless access to all information. Business partners have access to all mortgage data as easily as if it were serviced on their in-house computer system. Customers can access all information about their accounts and perform any type of transaction through the internet. As a result of low personnel costs, its internet technology and the relationships it has developed in the credit union industry over time, the Company believes that Midwest' mortgage servicing operation has a competitive advantage.


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

         Acquisitions. The Company is generally prohibited from engaging in non-banking activities since it is a bank holding company. The Company cannot acquire more than 5% of the shares of another company engaged in non-banking activities. The Company can only acquire direct or indirect control of more than 5% of the voting shares of a company engaged in a banking related activity with the prior approval by the Federal Reserve Board to acquire these shares or by regulatory exemption. The Federal Reserve Board has identified specific banking related activities in which a bank holding company may engage with notice to the Federal Reserve. The Federal Reserve considers managerial, capital and other financial factors, including the impact on local competition of any proposal and past performance under the Community Reinvestment Act in acting on acquisition or merger applications. Bank holding companies may acquire other banks located in any state in the United States without regard to geographic restrictions or reciprocity requirements imposed by state law, but subject to certain conditions, including limitations on the aggregate amount of deposits that may be held by the acquiring company and all of its insured depository institution affiliates.

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

      Public Company Regulation. Our common stock is registered with the Securities and Exchange Commission ("SEC") under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We are therefore subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act. The Sarbanes-Oxley Act of 2002 provides for numerous changes to the reporting, accounting, corporate governance and business practices of companies as well as financial and other professionals who have involvement with the U.S. public markets.

         The Sarbanes-Oxley Act was enacted in 2002. This Act is not a banking law, but applies to all public companies, including the Corporation. Sarbanes-Oxley is designed to restore investor confidence. Sarbanes-Oxley adopts new standards of corporate governance and imposes new requirements on the board and management of public companies. The chief executive officer and chief financial officer of a public company must now certify the financial statements of the company. New definitions of "independent directors" have been adopted, and new responsibilities and duties have been established for the audit and other committees of the board. In addition, the reporting requirements for insider stock transactions have been revised, requiring most transactions to be reported within two business days.

         Section 404 of the Sarbanes-Oxley Act. requires a company to include in its annual reports a report by management on the company's internal control over financial reporting and an accompanying auditor's report. The Commission extended the original Section 404 compliance dates for all issuers in February 2004. Under the latest extension, the Company must re-measure its market capitalization as of June 30, 2005 to determine if it will be classified as an accelerated filer. The Company does not expect to be an accelerated filer and, therefore, must begin to comply with the internal control over financial reporting requirements for its first fiscal year ending on or after July 15, 2006. This is a one-year extension from the previously established July 15, 2005, compliance date for non-accelerated filers and foreign private issuers.
         While complying with Sarbanes-Oxley will result in increased costs to the Corporation, the additional costs are not expected to have a material effect on the Corporation

         Primary Regulators of University Bank. The Bank is a Michigan banking corporation and its deposit accounts are insured by the Bank Insurance Fund
(BIF) of the Federal Deposit Insurance Corporation (FDIC). As a Michigan-chartered commercial bank, University Bank is subject to the examination, supervision, reporting and enforcement powers of the Commissioner, as the chartering authority for Michigan banks, and the FDIC, as administrator of the BIF. These agencies and the federal and state laws applicable to the Bank and its operations, extensively regulate various aspects of the banking business including, among other things, reserves against loans, capital levels relative to operations, lending activities and practices, collateral for loans, establishment of branches, mergers, acquisitions and consolidations, payment of dividends, internal controls, permissible types and amounts of loans, investments and other activities, interest rates on loans and on deposits, and the safety and soundness and scope of banking practices. As an insured bank, University Bank is also required to file quarterly reports and other information as required with the FDIC.

         All subsidiaries of University Bank including Midwest and University Insurance & Investment Services are all also subject to all regulations applicable to University Bank itself, including regular on-site examination by both the OFIS and the FDIC.

         Other Regulators. As a FHLMC, FNMA, and HUD Title 1 and Title 2 and HUD multifamily seller/servicer, University Bank's mortgage banking operation is subject to regulation and regular on-site examination by FHLMC, FNMA and HUD.

         Other Regulations. University Bank and its subsidiaries are also subject to various regulations including:
o        the Community Reinvestment Act,
o        the Federal Truth-in-Lending Act,
o        the Home Mortgage Disclosure Act,
o        the Gramm-Leach Bliley Privacy Act
o        the Patriot Act
o        the Check 21 Act
o        the Equal Credit Opportunity Act,
o        the Fair Credit Reporting Act,
o        the Fair Debt Collection Act,
o        the Right to Privacy Act,
o        the Real Estate Settlement Procedures Act,
o        the Bank Secrecy Act,
o        the Electronic Funds Transfer Act,
o        Federal Reserve regulations,
o        State usury laws, and
o        Federal laws concerning interest rates.

Also, University Bank may not engage in any activity not authorized by the Michigan Banking Code unless it is authorized by the Commissioner of the OFIS as being closely related to banking.

         These laws and regulations are primarily intended to protect depositors and the deposit insurance fund of the FDIC, not the Bank or the Company's stockholders. The following is a summary of certain statutes and regulations affecting University Bank. The following information is qualified in its entirety by reference to the particular statutory and regulatory provisions.

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

     Federal law generally prohibits the Bank from making any capital distribution, including payment of a dividend, or paying any management fee to us if the Bank would thereafter be undercapitalized. The FDIC may prevent the Bank from paying dividends if the Bank is in default of payment of any assessment due to the FDIC. In addition, the FDIC may prohibit the payment of dividends by the Bank, if a payment is determined, by reason of the financial condition of the Bank, to be an unsafe and unsound banking practice. The Company has an agreement with the Federal Reserve Bank of Chicago that requires us to seek permission before paying any cash dividends. The Bank can pay dividends to the Company with the permission of the Commissioner of OFIS provided that the Bank has audited net income for the prior year and provided that the Bank's cumulative earnings deficit is erased through retained earnings. The deficit currently is $1,978,688.

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

Regulations flowing from these laws prohibit discrimination, specify disclosures to be made to borrowers regarding credit and settlement costs, and regulate the mortgage loan servicing activities of Midwest, including the maintenance and operation of escrow accounts and the transfer of mortgage loan servicing.

         In receiving deposits, the Bank is subject to extensive regulation under State and federal law and regulations, including: o the Truth in Savings Act,
      o  the Expedited Funds Availability Act,
      o  the Bank Secrecy Act,
      o  the Electronic Funds Transfer Act and
      o  the Federal Deposit Insurance Act
      o  the Patriot Act
      o  the Check 21 Act
      o  the Gram-Leach Bliley Privacy Act.

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


         Primary Regulator of Midwest. Midwest is an approved seller/servicer of single family mortgage loans for FNMA, FHLMC and HUD Title II (GNMA), and is subject to their rules, regulations and examinations.

         Primary Regulator of University Insurance & Investment Services. University Insurance & Investment Services is licensed by the State of Michigan's Office of Financial and Insurance Services, Insurance Division as both a life and health and a property casualty insurance agency, and is subject to their rules, regulations and examinations. University Insurance & Investment Services also sells broker-dealer investment products and it and its licensed employees are subject to the rules, regulations and examinations of the National Association of Securities Dealers, the Securities & Exchange Commission, and the Insurance Division of Michigan's Office of Financial and Insurance Services.

Item 2. - Properties

Properties

         In June 2003, the Bank sold a building in Ann Arbor, Michigan that is the Bank's main office and sole branch location to Lowertown Development, LLC ("Lowertown") for $1,173,833, which represented a gain of $342,851. As part of this transaction, the Bank received an option to purchase 10,000 square feet of office space in a new facility to be constructed by Lowertown which was valued at $200,000. Simultaneously, the Bank entered into a 24 month lease agreement with Lowertown to leaseback the building sold. The lease included 5 six-month options to extend the lease until the earlier of the completion of the new building or December 2007. Lowertown is developing the neighboring area with a major office, retail and apartment development. Under the terms of the agreement, the Bank has an option to purchase 10,000 square feet of office space in this new development for fair market value up to a maximum of $2,000,000. It is currently anticipated that the new facility will be occupied in February 2007. Both the gain on the sale of the building and the purchase option are being amortized into income over the life of the expected lease term. Lowertown is obligated to pay the Bank $200,000 if the office space is not completed prior to the end of the extended lease period in December 2007.


         The Bank leases a site that includes a registered historic building in Ann Arbor, at the corner of Washtenaw Avenue and Stadium Boulevard as a ATM drive-through location, and an off-site storage facility. The minimum lease period ends May 2006 with two optional five-year extensions. The Bank also owns 1/3 of the Company which owns the site, Tuomy, LLC.

         The Bank leases an ATM location in Ann Arbor at the corner of State and Liberty near the University of Michigan Campus. The minimum period of this lease ends December 2005.

         Midwest leases an office in Houghton, Michigan under a year-to-year lease.

         The Company believes that the office facilities are adequate to support the anticipated level of future expansion of business.


Contractual Obligations

The following table summarizes the existing contractual obligations of the
Company:
                                            Payments Due By Period
                                            ----------------------
                                     Less than      1-3        3-5     More than
                          Total         year       years      years     5 years
                          ---------------------------------------------------
Operating leases        $   769,153  $  196,752  $  393,504 $178,897   $       0
Certificates of deposit  12,440,182   8,152,465   3,636,762  209,614     441,341
Long term borrowings         34,000      34,000           0        0           0
                        -----------  ----------  ---------- --------   ---------
Totals                  $13,243,335  $8,383,217  $4,030,266 $388,511   $ 441,341
                        ===========  ==========  ========== ========   =========
Item 3. - Legal Proceedings

         At December 31, 2004 the Company had no outstanding legal proceedings that would have a material affect on the financial statements.

Item 4. - Submission of Matters to a Vote of Security Holders

         No matters were submitted during the fourth quarter of 2004 to a vote of our shareholders.


PART II.

Item 5. - Market for Registrant's Common Equity and Related Stockholder Matters

Common Stock and Dividend Information

     Our common stock trades on the NASDAQ Small-Cap Market under the symbol UNIB. The high and low sales prices of our common stock as quoted by NASDAQ, for each quarter since January 1, 2003 are listed below:

                                         High                Low

2005
First Quarter through March 7           $2.24              $1.63

2004
First Quarter                           $2.80              $2.05
Second Quarter                           2.47               1.30
Third Quarter                            1.72               1.05
Fourth Quarter                           3.48               0.60

2003
First Quarter                           $3.00              $0.62
Second Quarter                           2.25               0.91
Third Quarter                            5.73               1.06
Fourth Quarter                           3.38               2.22



As of the March 7, 2005 we had approximately 540 stockholders including approximately 200 beneficial owners of shares held by brokerage firms or other institutions.

     Our shareholders authorized a 1 for 2 reverse stock split in November 2002; however, management has opted, at this time, not to implement the reverse stock split. No cash dividends have been paid on our common stock. We do not currently anticipate declaring or paying dividends in 2005.

Certain Sales of Equity Securities

         We sold 18,421 shares of our common stock at $1.90 in a private placement in February 2005.


Item 6. - Selected Financial Data

                            University Bancorp, Inc.
                 Selected Consolidated Financial and Other Data
                  (Dollars in Thousands Except Per Share Data)

                                                          2004           2003            2002            2001            2000
                                                          ----           ----            ----            ----            ----
Summary of operations (1)
Interest income                                         $2,744         $2,732          $3,194          $3,543          $3,315
Interest expense                                           784            842           1,039           1,805           2,074
Net interest income                                      1,960          1,890           2,155           1,738           1,241
Provision for loan losses                                 (88)            189             100              40             111
Net interest income after
  provision for loan losses                              2,048           1,701          2,055           1,698           1,130
Net gain (loss) on securities                                -             (54)            70              13              18
Profit(loss)from investment in  Michigan BIDCO
                                                             -              -              -            (115)             235
Gain on the sale of mortgage loans                         340            756             236              67              40
Other non-interest income                                3,482          5,230           4,205           3,990           2,357
Non-interest expense                                     6,375          7,619           6,291           5,960           4,695

Income (loss) before tax                                 (505)             14             206           (307)           (915)
Income tax expense (benefit)                                80           (80)               -               -               -
Net (loss)income                                         (585)             94             206           (307)           (915)

Selected Year End Balances
Total assets                                            50,786         43,549          46,249          45,623          47,671
Loans, net                                              42,647         34,474          32,784          34,447          35,644
Loans, held for sale                                       846            206           1,551           2,138             268
Cash, cash equivalents and
  investment securities                                  2,838          4,701           6,521           3,946           5,340
Deposits                                                44,588         38,808          41,920          40,198          38,179
Short-term borrowings                                    2,416              -               -              92           4,094
Long-term borrowings                                        34            166             298           1,658             926
Minority interest                                          440            445             360             305             283
Stockholders' equity                                     3,002          3,435           3,156           2,737           2,042

Per Share Data
Common shares, year-end                                  4,125          4,027           3,900           3,753           2,028
Weighted avg shares, year-end                            4,085          3,940           3,859           2,278           2,027
Cash dividends                                               -              -               -               -               -
Net income (loss)- basic and diluted                   $(0.14)          $0.02           $0.05         ($0.13)         ($0.45)
Book value of common shares                              $0.73          $0.85           $0.81           $0.73           $0.65

Selected Ratios
Net yield on earning assets                              4.68%          4.78%           5.30%           4.37%           3.33%
Return on average assets                               (1.24)%          0.22%           0.47%         (0.67%)         (2.06%)
Return on average equity                              (18.18)%          2.80%           7.43%        (12.49%)        (53.56%)
Average equity to avg. assets                            6.82%          7.75%           6.26%           5.38%           3.84%

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

SERVICING RIGHTS - Servicing rights are evaluated quarterly for possible impairment and are valued based on the lower of amortized cost or fair value of the rights, using independent appraisals and grouping of the underlying loans as to type, term and interest rates. Assumptions as to prepayment speeds and retention rates may change and thereby impact the valuation. Any impairment of a grouping is reported as a valuation allowance.

OTHER REAL ESTATE OWNED - Real estate properties acquired in collection of a loan are recorded at fair value upon acquisition based on appraisals. Any reduction to fair value from the carrying value of the related loan at the time of foreclosure is accounted for as a loan loss. Subsequent reductions in the value of the real estate owned are charged to earnings when probable and estimable. Changes in real estate value in the future may impact the carrying value.

DEFERRED TAX ASSETS - Deferred tax assets are recorded based on estimates of future taxable income and utilization of existing net operating loss carry-forwards. A valuation allowance adjusts deferred tax assets to the net amount that is more likely than not to be realized. Actual results will impact the estimates of these deferred tax assets.


                                  RISK FACTORS

         Our business involves a high degree of risk. The reader of this report should carefully consider the risks and uncertainties described below and the other information in this report before deciding whether to invest in shares of our common stock. If any of the following risks actually occur, our business, financial condition and results of operations could be materially adversely affected. This could cause the trading price of our common stock to decline, with the loss of all or part of an investment in our common stock.

         Described below, are the material risks of investing in University Bancorp's common stock. Investors should carefully consider these prior to purchasing any shares.

University Bank Has Incurred Significant Losses And May Never Achieve Sustained
 Profitability

     University Bank sold its profitable Upper Peninsula operations in late 1994 and relocated to Ann Arbor in early 1996. University Bank had a net loss from operations each year between 1995 and 2001 and again in 2004. University Bank had a profit in 2002 and 2003. Although the Bank has been profitable for the past five months ending February 28, 2005, the Bank's future profitability is not assured. Management of the Bank believes that as the size of loan portfolio and retail deposits continue to increase that the Bank should become more profitable, but there is no assurance that expenses will not rise at a faster rate than expected as the Bank grows. There is no assurance that University Bank will grow to a size that will enable it to sustain profitability. University Bancorp had an accumulated deficit from operations of $2,490,224 at December 31, 2004.

The Company's Stock Is Controlled By Insiders Of The Company, Which May Not Provide You With The Best Possible Return On Your Investment

     Insiders hold a majority of the shares outstanding of the Company. The Ranzini Group (Mr. Stephen Lange Ranzini, Dr. Joseph Lange Ranzini, Mr. Paul Lange Ranzini, Orpheus Capital, L.P. and the Ranzini Family Trust dated 12/20/89) beneficially owns 2,995,968, or 72.21% of the issued and outstanding shares at March 7, 2005. These individuals are able to exert a significant measure of control over University Bancorp's affairs and policies. This control could be used, for example, to help prevent an acquisition of University Bancorp, precluding shareholders from possibly realizing any possible premium that may be offered for the common stock by a potential acquirer.

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

The Small Size Of University Bank Limits Its Ability To Compete With Larger Financial Institutions

     University Bank faces strong competition for deposits, loans and other financial services from numerous Michigan and out-of-state banks, thrifts, credit unions and other financial institutions. Some of the financial institutions with which University Bank competes are not subject to the same degree of regulation as University Bank. Many of these financial institutions aggressively compete for business in the Ann Arbor area. Most of the Bank's competitors have been in business for many years, have established customer bases, have numerous branches, have substantially higher lending limits, and offer certain services that we do not provide. The dominant competitors in the Ann Arbor area are TCF National Bank, National City Bank, Comerica Bank, Chase Bank and Key Bank. There can be no assurance that University Bank will be able to compete effectively with these competitors unless it can continue to grow its operations.


The Year Ended December 31, 2004 Compared to the Years Ended December 31, 2003 and 2002

Summary of Results of Operations


     The Company's net loss was $584,820 in 2004, versus net income of $94,442 in 2003 and $205,598 in 2002. Basic and diluted (loss) earnings per share for 2004, 2003 and 2002 were $(0.14), $0.02 and $0.05, respectively.

      The net loss in 2004 includes an $80,000 tax expense. This resulted from a reduction in a deferred tax asset which was not expected to be realized in the future due to the loss in 2004 from operations. Net income in 2003 included an income tax benefit of $80,000.

      Community Banking incurred a pretax loss of $388,000 during the current year as opposed to a loss of $301,000 in 2003. In 2004, Community Banking incurred approximately $305,000 in expense related to the resolution of other real estate owned. Additionally, Community Banking recorded a $156,000 impairment charge against the investment in Michigan Capital Fund, L.P. I. The charge will eliminate related expense and will therefore increase income by $100,000 in 2005 and $56,000 in 2006. Community Banking is a tax benefit partner in a low to moderate income housing partnership. The investment provides Community Banking with tax credits that can be used to offset federal income taxes. The Company's overall tax status does not allow for the tax credits to be carried as an asset. Accordingly, an impairment charge was deemed appropriate. The expenses for other real estate owned and the impairment more than offset general operational improvement in Community Banking in 2004 as compared to 2003, including a 23.1% increase in loans and a 14.9% increase in deposits.

     Midwest had a loss of $27,000 in 2004 as compared to income of $426,000 in 2003. In 2003, Midwest benefited from a significant volume of income derived from the high level of mortgage refinancing due to lower rates. In 2004, this income was substantially less. Income at Midwest was negatively impacted in the first half of 2004 by investments of about $30,000 a month in overhead intended to grow Midwest's jumbo and non-standard originations through a secondary market conduit established with Lehman Brothers. The decrease in mortgage originations offset improvements in other areas including a 21% increase in mortgage loans subserviced, to 18,233 loans at December 31, 2004.

         Community Banking incurred a pre-tax loss of $301,000 in 2003 as opposed to pre-tax income of $20,000 in 2002. A drop in net interest margin and an increase in the provision for loan losses accounted for most of this variance. In contrast, pre-tax income at Midwest increased to $426,000 in 2003 from $281,000 in 2002. Income at Midwest increased with rapidly increasing mortgage originations and a 61% increase in mortgage loans sub-serviced, to 15,033 loans from 9,319.

      The following table summarizes the pre-tax (loss)income of each profit center of the Company for the years ended December 31, 2004, 2003, and 2002 (in thousands):

                                               2004        2003       2002
                                               ----        ----       ----
         Community Banking                   $(388)      $(301)    $   20
         Midwest Loan Services                 (27)        426        281
         Corporate Office                      (90)       (111)      (95)
                                             -------     -------   ------
         Total                               $(505)      $  14     $  206
                                             =======     =======   ======


         Net Interest Income

         Net interest income increased to $1,960,313 for year ended December 31, 2004 from $1,890,462 for same period in 2003. The yield on average earning assets dropped from 6.91% in 2003 to 6.55% in 2004. This drop occurred as loans repriced in a generally lower medium term interest rate environment throughout most of 2004. Additionally, the mix of assets changed. The Company increased its single family real estate loans while other loans dropped. Single family real estate loans have a lower yield as compared with commercial and installment loans. Management directed its efforts in increasing this category since real estate loans, specifically single family homes, tend to have lower credit risk. Overall, average interest bearing assets increased to $41,921,020 in 2004 from $39,511,963 in 2003.

         The cost of interest bearing liabilities decreased from 2.21% for the 2003 period to 1.98% in 2004. Average interest bearing liabilities increased to $39,575,806 in 2004 from $38,113,218 in 2003. The decrease in interest bearing liabilities occurred despite rapidly rising short term interest rates because the bank increased its mix of lower cost deposits relative to higher cost deposits.

         The net yield on interest earning assets decreased from 4.78% in 2003 to 4.68% in 2004 due principally to lower yields on loans. In an effort to improve margins, management is targeting lower cost deposits to fund asset growth.

         For 2003, net interest income declined 12.29% year-over-year, falling to $1,890,462 for the year ended December 31, 2003 compared to $2,155,289 for the prior year. During 2002 and 2003 short term interest rates remained at 45-year lows while long-term interest rates showed a decline. Net interest income for 2003 declined from the previous period because the average yield on earning assets declined at a higher rate than the average yield on interest bearing deposits. The yield on average earning assets dropped from 7.85% in 2002 to 6.91% in 2003. The cost of interest bearing liabilities decreased from 2.66% for the 2002 period to 2.21% for the year ended December 31, 2003. The net yield on interest earning assets decreased from 5.30% to 4.78%. In 2003, management actively sought to attract lower cost deposits to offset the decline in the net yield.

      The following tables present for the average balances, the interest earned or paid, and the weighted average yield for the period indicated:


NET INTEREST INCOME

                                                                                              2004
                                                                       ---------------------------------------------------
                                                                            Average           Interest         Average
                                                                            Balance           Inc(Exp)          Yield
                                                                       ---------------------------------------------------
Interest Earning Assets:
          Commercial Loans                                                   $17,007,088        $1,258,106          7.40%
          Real Estate Loans (1)                                               20,309,592         1,220,300          6.01%
          Installment Loans                                                    1,917,802           157,151          8.19%
                                                                       --------------------------------------
              Total Loans                                                     39,234,482         2,635,557          6.72%
                                                                       --------------------------------------
     Investment Securities                                                     2,403,795           104,988          4.37%
     Federal Funds & Bank Deposits                                               282,744             3,726          1.32%
                                                                       --------------------------------------
          Total Interest Bearing
             Assets                                                           41,921,021         2,744,271          6.55%
                                                                       --------------------------------------
Interest Bearing Liabilities:
     Deposit Accounts:
         Demand                                                                6,651,566            61,350          0.92%
         Savings                                                                 449,143             4,758          1.06%
         Time                                                                 11,831,102           328,683          2.78%
         Money Market Accts                                                   19,571,919           367,262          1.88%
         Short-term Borrowings                                                   972,076            16,999          1.75%
         Long-term Borrowings                                                    100,000             4,907          4.91%
                                                                       --------------------------------------
         Total Interest Bearing
            Liabilities                                                       39,575,806           783,959          1.98%
                                                                       --------------------------------------
Net earning assets, net interest
   income, and interest rate spread                                          $ 2,345,215        $1,960,312          4.57%
                                                                       ======================================
Net yield on interest-earning assets                                                                                4.68%

     (1) Actual yields; not adjusted to take into account tax-equivalent yields.





NET INTEREST INCOME
                                                                                              2003
                                                                       ---------------------------------------------------
                                                                            Average           Interest         Average
                                                                            Balance           Inc(Exp)          Yield
                                                                       ---------------------------------------------------
Interest Earning Assets:
          Commercial Loans                                                   $18,283,474        $1,450,349          7.93%
          Real Estate Loans (1)                                               14,353,880           928,763          6.47%
          Installment Loans                                                    2,102,820           175,398          8.34%
                                                                       --------------------------------------
              Total Loans                                                     34,740,174         2,554,510          7.35%
                                                                       --------------------------------------
     Investment Securities                                                     3,789,545           165,571          4.37%
     Federal Funds & Bank Deposits                                               982,244            12,018          1.22%
                                                                       --------------------------------------
          Total Interest Bearing
             Assets                                                           39,511,963         2,732,099          6.91%
                                                                        --------------------------------------
Interest Bearing Liabilities:
     Deposit Accounts:
         Demand                                                                6,365,212            56,167          0.88%
         Savings                                                                 409,633             4,634          1.13%
         Time                                                                 13,658,810           420,932          3.08%
         Money Market Accts                                                   17,220,500           344,827          2.00%
         Short-term Borrowings                                                   227,063             2,933          1.29%
         Long-term Borrowings                                                    232,000            12,144          5.23%
                                                                       ------------------------------------
         Total Interest Bearing
            Liabilities                                                       38,113,218           841,637          2.21%
                                                                       ------------------------------------
Net earning assets, net interest
   income, and interest rate spread .........................................$ 1,398,745        $1,890,462          4.70%
                                                                       ====================================
Net yield on interest-earning assets
                                                                                                                    4.78%

(1) Actual yields; not adjusted to take into account tax-equivalent yields.

NET INTEREST INCOME

                                                                                              2002
                                                                       ---------------------------------------------------
                                                                            Average           Interest         Average
                                                                            Balance           Inc(Exp)          Yield
                                                                       ---------------------------------------------------
  Interest Earning Assets:
          Commercial Loans                                                   $18,047,370        $1,459,892          8.09%
          Real Estate Loans (1)                                               14,104,750         1,049,280          7.44%
          Installment Loans                                                    3,237,782           296,532          9.16%
                                                                       --------------------------------------
              Total Loans                                                     35,389,902         2,805,704          7.93%
                                                                       --------------------------------------
     Investment Securities                                                     3,809,545           366,793          9.63%
     Federal Funds & Bank Deposits                                             1,470,693            21,955          1.49%
                                                                       ------------------------------------
          Total Interest Bearing
             Assets                                                           40,670,140         3,194,452          7.85%
                                                                       --------------------------------------
Interest Bearing Liabilities:
     Deposit Accounts:
         Demand                                                                5,287,117            58,291          1.10%
         Savings                                                                 423,482             4,825          1.14%
         Time                                                                 20,029,396           671,929          3.35%
         Money Market Accts                                                   12,282,311           271,887          2.21%
         Short-term Borrowings                                                   472,079            11,556          2.45%
         Long-term Borrowings                                                    572,547            20,675          3.61%
                                                                       ------------------------------------
         Total Interest Bearing
            Liabilities                                                       39,066,932         1,039,163          2.66%
                                                                       ------------------------------------
 Net earning assets, net interest
   income, and interest rate spread                                          $ 1,603,208        $2,155,289          5.19%
                                                                       ======================================
 Net yield on interest-earning assets                                                                               5.30%

     (1) Actual yields; not adjusted to take into account tax-equivalent yields.

         The tables above do not specify the average level of non-interest bearing demand deposits, which were $2,768,253, $1,979,705, and $2,432,737 for the years ended December 31, 2004, 2003 and 2002, respectively.

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


RATE VOLUME TABLE
                                                --------------------------------------------------------------------
                                                                               2004 - 2003
                                                --------------------------------------------------------------------
                                                              Change                  Change
                                                              Due To                  Due To                Total
                                                              Volume                   Rate                Change
Interest Income:
   Commercial Loans                                          $ (97,777)           $  (94,466)            $(192,243)
   Real Estate Mortgage Loans                                   361,888              (70,351)               291,537
   Installment/Consumer Loans                                  (15,206)               (3,041)              (18,247)
   Investment Securities                                       (60,524)                  (59)              (60,583)
   Federal Funds & Bank Deposits                                (9,154)                   862               (8,292)
                                                  ------------------------------------------------------------------
                           Total Interest Income                179,227             (167,055)                12,172
                                                  ------------------------------------------------------------------
Interest Bearing Liabilities:
   Demand Deposits                                                2,584                 2,599                 5,183
   Savings Deposits                                                 430                 (306)                   124
   Time Deposits                                               (53,129)              (39,120)              (92,249)
   Money Market Accounts                                         45,058              (22,623)                22,435
   Short-term Borrowings                                         12,697                 1,369                14,066
   Long-term Borrowings                                         (6,520)                 (717)               (7,237)
                                                  ------------------------------------------------------------------
      Total Interest Expense                                      1,120              (58,798)              (57,678)
                                                  ------------------------------------------------------------------
           Net Interest Income                               $  178,107           $ (108,257)            $   69,850
                                                ====================================================================


RATE VOLUME TABLE
                                                --------------------------------------------------------------------
                                                                               2003 - 2002
                                                 --------------------------------------------------------------------
                                                              Change                  Change
                                                              Due To                  Due To                Total
                                                              Volume                   Rate                Change
Interest Income:
   Commercial Loans                                            $ 18,950            $ (28,493)            $  (9,543)
   Real Estate Mortgage Loans                                    18,245             (138,762)             (120,517)
   Installment/Consumer Loans                                  (96,551)              (24,583)             (121,134)
   Investment Securities                                        (1,916)             (199,306)             (201,222)
   Federal Funds & Bank Deposits                                (6,439)               (3,498)               (9,937)
                                                  ------------------------------------------------------------------
 Total Interest Income                                         (67,711)             (394,642)             (462,353)
                                                  ------------------------------------------------------------------

Interest Bearing Liabilities:
   Demand Deposits                                               10,687              (12,811)               (2,124)
   Savings Deposits                                               (157)                  (34)                 (191)
   Time Deposits                                              (199,868)              (51,129)             (250,997)
   Money Market Accounts                                        100,884              (27,944)                72,940
   Short-term Borrowings                                        (4,515)               (4,108)               (8,623)
   Long-term Borrowings                                        (15,446)                 6,915               (8,531)
                                                  ------------------------------------------------------------------
      Total Interest Expense                                  (108,415)              (89,111)             (197,526)
                                                  ------------------------------------------------------------------
           Net Interest Income                                 $ 40,704            $(305,531)            $(264,827)
                                                ====================================================================

     Loan  Portfolio

     Information regarding the Bank's loan portfolio as of December 31, 2004 and 2003 is set forth under Note 5 to University Bancorp's consolidated financial statements included with this report.

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

     Non-performing loans are defined as loans which have been placed on non-accrual status and loans over 90 days past due as to principal or interest and still in an accrual status. Where serious doubt exists as to the collectibility of a loan, the accrual of interest is discontinued. See Note 5 of the Consolidated Financial Statements for additional information regarding impaired and past due loans. Non-performing loans amounted to $648,020, $1,117,127 and $679,560at December 31, 2004, 2003and 2002, respectively. At
December 31, 2004, there were loans totaling $371,109 that were past due over 90 days, but still accruing interest. Payments were made to bring these loans to a current status shortly after year end.

     The provision for loan losses in 2004 was $(87,500) compared to $189,400 in 2003 and $100,000 in 2002. In 2004, the analysis of the loan loss reserve resulted in a reduction in the provision of $87,500. This resulted from lower chargeoffs, payoffs of previously classified problem loans and an improvement in the quality of the loans in the portfolio. The Bank determined the required reserve was less than in previous years.

           Loans charged off, net of recoveries, were $13,494, $143,501 and $270,874 in 2004, 2003 and 2002, respectively. The allowance for possible loan losses totaled $353,124, $454,118 and $408,219 at the end of 2004, 2003 and
2002, respectively. The following table summarizes the loan loss expense for the Bank for the years ended December 31, 2004, 2003 and 2002.

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES ($ amounts in thousands)

                                                                         2004           2003            2002
                                                                         ----           ----            ----
Balance at beginning of the period                                      $ 454          $ 408           $ 579
Charge offs - Domestic:
  Commercial loans                                                         64            227             270
  Real estate mortgages                                                     5              -               -
  Installment loans                                                         -             13              17
                                                           ------------------- -------------- ---------------
    Subtotal                                                               69            240             287
                                                           ------------------- -------------- ---------------
Recoveries - Domestic:
  Commercial loans                                                         54             94              13
  Real estate mortgages                                                     2              -               -
  Installment loans                                                         -              3               3
                                                           ------------------- -------------- ---------------
    Subtotal                                                               56             97              16
                                                           ------------------- -------------- ---------------
Net charge offs                                                            13            143             271
                                                           ------------------- -------------- ---------------
Provision for loan losses                                                (88)            189             100
                                                           ------------------- -------------- ---------------
Balance at end of period                                                $ 353          $ 454           $ 408
                                                           =================== ============== ===============
Ratio of net charge offs during
  period to average loans
  outstanding during period                                             0.03%          0.41%           0.77%

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES ($ amounts in thousands)

                                                           Allocated portion
                                                             of allowance             Percentage of loans in each
                                                             at December 31             category to total loans

                                                           2004            2003           2004           2003
                                                           ----            ----           ----           ----
Loan category:
Domestic:
  Commercial loans                                        $ 129           $ 350         43.35%         56.26%
  Real estate mortgages                                     175              40         51.76%         35.05%
  Installment loans                                          49              43          4.89%          8.69%
Unallocated                                                   -              21            N/A            N/A
                                                  -------------- --------------- -------------- --------------
                                                          $ 353           $ 454         100.0%         100.0%
                                                  ============== =============== ============== ==============

                                                               At                            At
                                                        December 31, 2004            December 31, 2003
                                                  ------------------------------ ---------------------------
Total loans (1)                                            $42,999,800                  $34,928,586
Reserve for loan losses                                    $   353,124                  $   454,118
Reserve/Loans %                                                  0.82%                        1.30%
(1) Excludes loans held for sale.

         The Bank's overall loan portfolio is geographically concentrated in Ann Arbor and the future performance of these loans is dependent upon the performance of relatively limited geographical areas. As a result of the weak Michigan economy, the Bank's future loss ratios may exceed historical loss ratios.
      Management believes that the allowance for loan losses is adequate to absorb losses inherent in the loan portfolio, although the ultimate adequacy of the allowance for loan losses is dependent upon future economic factors beyond our control. A downturn in the general nationwide economy will tend to aggravate, for example, the problems of local loan customers currently facing some difficulties. A general nationwide business expansion could result in fewer loan customers being unable to repay their loans.

Non-Interest Income and Non-Interest Expense

         Non-interest income. Total non-interest income decreased to $3,822,548 for the year ended December 31, 2004 from $5,932,492 for period ended in 2003. The decrease was principally a result of decreases in loan origination and gain on the sales of mortgage loans at Midwest. In 2003, the rates on mortgages were historically low which spurred an increase in the re-financing market. In 2004, the rates were still relatively low, but the re-financing activity decreased significantly. The Bank's wholly-owned insurance and investment subsidiary, University Insurance & Investment Services, enjoyed a record year, producing $219,631 in fee income compared to $168,577, a 30% increase.

         Non-interest income was $5,932,492 in 2003 compared to $4,441,019 in 2002. Income generated in this category is principally from Midwest. During 2003, the mortgage re-financing market was stimulated by record low long-term interest rates. Midwest and the Bank significantly increased income from loan origination, loan sub-servicing fee income, and gain on the sale of mortgage loans originated for sale into the secondary market. University Insurance & Investment Services produced $168,577 in fee income compared to $113,870, a 48.0% increase.

      Mortgage banking. At December 31, 2004, Midwest was sub-servicing 18,233 mortgages, an increase of 21.12% from 15,033 mortgages at December 31, 2003. The balance of loans sub-serviced was $2.3 billion at December 31, 2004 as compared with over $2.0 billion at December 31, 2003. Mortgage banking, servicing and origination fees, and gain on the sale of loans decreased to $3,300,052 in 2004 from $5,267,418 in 2003. In 2003, the market for mortgage refinancing was extremely active due to historically low rates. In 2004, mortgage refinancing activity curtailed sharply. In 2005, mortgage rates are expected to rise and this will further retard the re-financing market. Midwest has devoted significant resources during 2004 to diversify its mortgage originations away from the refinancing market and to increase the volume of its purchase business by establishing the Lehman Brothers conduit and by increasing the number of credit unions that originate mortgages through Midwest's outsourcing origination services Mortgage banking, servicing and origination fees, and gain on the sale of loans increased to $5,267,418 in 2003 from $4,040,363 in 2002. In 2003,
Midwest originated 670 mortgage loans, an increase of 31% over last year. During the year, Midwest increased its credit union partners so that at year-end 2003 it had credit union partners with a total of 1,585,000 active members, 20,434,000 potential members and aggregate assets of $11.48 billion.

       Securities. Proceeds from sales of marketable and non marketable equity securities included in proceeds from sales of investment securities was $49,981 for the year ended December 31, 2003. Gross losses of $446 were realized in this period.
       Proceeds from sales of available for sale debt securities were $0, $58,879 and $1,034,160 for the years ended December 31, 2004, 2003 and 2002, respectively, excluding sales associated with the Bank's mortgage banking operation. There were gross gains of $3,607, $0 and $69,733 on 2004, 2003 and 2002 sales, respectively and a gross loss of $54,011 on 2003 sales.
       At December 31, 2004 gross unrealized losses in our available-for-sale securities were $51,357 and gross unrealized gains were $0. At December 31, 2002 gross unrealized losses in our available-for-sale securities were $38,795 and gross unrealized gains were $0.

     Non-interest expense. Non-interest expense decreased to $6,375,181 in the period ended December 31, 2004 from $7,619,112 for the same period in 2003. The decrease was due principally to decreases in salaries and benefits, mortgage banking expense, and amortization of servicing rights. The higher mortgage interest rates in 2004 resulted in lower income from mortgage origination as well as lower expenses. These decreases in costs were partially offset by an increase in other real estate owned expense and an impairment charge as noted previously.

      In 2003, non-interest expenses increased by $1,328,402 or 21.1% to $7,619,112 million from $6,290,710 in 2002. All but $200,353 of the increase was due to increased non-interest expenses at Midwest, as Midwest's origination and sub-servicing activity increased. As the volume expanded Midwest increased its workforce to perform the required tasks. Other servicing and sub-servicing related expenses, such as occupancy, supplies and postage also increased. Non-interest expense was also impacted by an increase in the amortization of the mortgage servicing rights due to the low long-term interest rate environment. Personnel expenses at Community Banking were higher due to higher commissions paid to mortgage and deposit origination personnel.

Income Taxes

         Income tax expense (benefit) in 2004 was $80,000, and $(80,000) and $0 in 2003 and 2002. The tax benefit recognized in 2003 was reversed in 2004 because of the operating loss recognized during the year and uncertainty of recoverability of the deferred tax asset. The tax benefit was recognized because of the operating profit in 2003, and therefore a portion of existing net operating loss carry-forwards were reasonably expected to reduce future amounts of taxable income. In 2002 no tax benefit was realized due to prior period net taxable losses from operations and uncertainties of future taxable income. The effective tax (benefit) rate was 34% or 2004, (34)% for 2003 and 0% for 2002.

         At December 31, 2004, the Company had net operating loss carryforwards that could be utilized to shelter approximately $2,080,000 of future taxable income. Realization of income tax benefits are not recorded in the financial statements as realization of these benefits is dependent upon generating sufficient future taxable income. See footnote 13 to the financial statements for more information.


Liquidity and Capital Resources

         Liquidity. Loans receivable, net of reserves and excluding loans held for sale, increased to $42.65 million from $34.47 million in 2004 and 2003, respectively. Cash and cash equivalents including Federal Funds sold on an overnight basis at the end of 2004 were $1.73 million, while securities were $1.11 million. At year-end 2004, the Bank had an unused line of credit from the Federal Home Loan Bank of Indianapolis of $1.6 million, and an unused line of credit from the Federal Reserve Bank of Chicago of $5.7 million.
         University Bank, as an FDIC-insured bank, is subject to certain regulations that require the maintenance of minimum liquidity levels of cash and eligible investments. The Bank has historically exceeded this minimum as a result of its investments in federal funds sold, U.S. government and U.S. agency securities and cash. In addition, University Bancorp had $5,626 in cash at the end of 2004 to meet cash needs, primarily operating expenses and interest and principal reductions on the University Bancorp's note payable. The balance of the loan was $34,000 and $166,000 at year-end 2004 and 2003. The note was paid in full in early 2005. Management intends that the cash on hand, the exercise of stock options and possible sale of stock will be sufficient to cover our operating expenses during 2005 and 2006.
         Capital. The Company's total stockholders' equity at December 31, 2004 was approximately $3.00 million (or 6.0% of total assets) compared to $3.43 million (or 7.9% of total assets) at December 31, 2003. The Bank's Tier 1 Capital at December 31, 2004 was $3.16 million or 6.5% of the Bank's total regulatory assets. The risk-adjusted capital ratio of 9.5% exceeded the 8.0% level which categorized the Bank as "adequately capitalized" as defined by the FDIC. At December 31, 2003, the Bank's 12.3% risk-based capital ratio exceeded the FDIC's threshold of 10.0% which placed the Bank in the "well capitalized" category. The following table provides detailed information about the Bank's risk-adjusted assets and actual capital percentages:

           TIER 1 CAPITAL                                 2004            2003
                                                       --------         --------

 Total Equity Capital                                    $2,880          $3,511
 Add: Unrealized losses on available-for-sale
 securities                                                 52              39
 Add: Minority interest                                    440             445
 Less: Other identifiable intangible assets                214             287
                                                       --------         --------
 Total Tier 1 Capital                                    3,158           3,708
      TIER 2 CAPITAL
 Allowance for loan & lease losses                         353             454
    Less: Excess Allowance                                   0              33
                                                       --------         --------
 Total Tier 2 Capital                                      353             421
                                                       --------         --------
 Total Tier 1 & Tier 2 Capital                          $3,511          $4,129
                                                       ========        =========
           CAPITAL RATIOS
 Tier 1/Total Average Assets                             6.45%           8.58%
 Tier 1/Total Risk-Weighted Assets                       8.52%          11.03%
 Tier 1 & 2/Total Risk-Weighted Assets                   9.47%          12.28%


Recently Issued Accounting Standards

       In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123(R) (revised 2004), Share-Based Payment. SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost will be measured based on the fair value of the instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123(R) replaces SFAS No. 123 and supersedes APB Opinion No. 25. As originally issued in 1995, SFAS No. 123 established as preferable the fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. We will be required to apply SFAS No. 123(R) as of the first interim reporting period that begins after June 15, 2005, and we plan to adopt it using the modified-prospective method, effective July 1, 2005. We are currently evaluating the impact SFAS No. 123(R) will have on us. Based on our preliminarily analysis, the impact of the additional compensation expense will not be material during as a result of this new accounting standard.


Recent Events

         The Bank signed an amendment on March 31, 2005 to its agreement with Lower Town Development Group, LLC, the developer of the site on which its current headquarters is located that could produce income of approx. $850,000 with respect to 2005 minus relocation costs estimated to be $100,000. Under the agreement, if University Bank, in is sole discretion, can give notice on or before June 15, 2005 that it will vacate the premises commonly known as 959 Maiden Lane, Ann Arbor, Michigan by August 1, 2005, Lower Town

Development Group, LLC shall pay to University Bank $800,000 upon the closing of the construction financing pertaining to the project commonly known as Lower Town or December 31, 2005, which ever occurs first; and Lower Town Development Group, L.L.C. shall pay the $200,000 that was deferred from the sale of 959 Maiden Lane on or before December 31, 2005. The purchase price for the new
10,000 ft2 headquarters under the Agreement shall be $2,000,000 instead of $1,800,000. Management of the Bank is advised by local real estate experts that the market value of the 10,000 ft2 headquarters office condominium that is being built for it is worth $2,400,000 to $2,600,000 in the current market.

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

         Rising long term and short term interest rates tend to increase the value of Midwest' investment in mortgage servicing rights and improve Midwest' current return on these rights by lowering required amortization rates on the rights and decreasing the opportunity for customers to refinance those loans. Rising interest rates tend to decrease new mortgage origination activity, negatively impacting current income from the Bank's retail mortgage banking operations and Midwest's mortgage banking operations. Rising interest rates also slow Midwest' rate of growth, but increases the duration of its existing mortgages being sub-serviced under contract.

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

     The table on the following page details our interest sensitivity gap between interest-earning assets and interest bearing liabilities at December 31, 2004. Certain items in the table are based upon various assumptions that may not necessarily reflect future experience, and therefore, certain assets and liabilities may in fact mature or re-price differently from what is illustrated. The one-year static gap position at December 31, 2004 was estimated at ($15.2 million) or (29.83%):



                                      Asset/Liability Position Analysis as of December 31, 2004
                                                       (Dollar amounts in Thousands)
                                                          Maturing or Repricing in

                                         3 Mos      91 Days to        1 - 3        3 - 5      Over 5      ALL
ASSETS                                  Or Less       1 Year          Years        Years      Years      Other        Total
------                                  -------       ------          -----        -----      -----      -----        -----

    Loans - net                            $ 9,919          2,943          8,777      18,355     3,204       (353)     $ 42,845
    Non-accrual loans                                           -              -           -         -         648          648
    Securities                                 100            500              -           -       506           -        1,106
    Other assets                               922              -              -           -         -       3,532        4,454
    Cash and Due from
      Banks                                     56              -              -           -                 1,676        1,732
                                      ------------------------------------------------------------------------------------------
      Total assets                          10,997          3,443          8,777      18,355     3,710       5,503       50,785
                                      ------------------------------------------------------------------------------------------

LIABILITIES
-----------
    Time deposits                            2,487          5,665          3,637         218       433                   12,440
    Demand -interest
      Bearing                                9,497           9,497         8,107       1,500         -           -       28,600
    Demand - non interest                        -              -             -            -         -       3,047        3,047
    Savings                                      -              -            500           -         -           -          500
    Other borrowings                         2,450              -              -           -         -           -        2,450
    Other liabilities                            -                                         -         -         746          746
    Stockholders' equity                         -               -             -           -         -       3,002        3,002
                                      ------------------------------------------------------------------------------------------
      Total liabilities                   $ 14,434         15,161         12,244       1,718       433       6,795     $ 50,785
                                      ------------------------------------------------------------------------------------------
              Gap                          (3,437)       (11,718)        (3,467)      16,637     3,277     (1,292)            -
                                      ==========================================================================================
              Cumulative gap               (3,437)       (15,155)       (18,622)     (1,985)     1,292          -
                                      =============================================================================
              Gap percentage                -6.77%        -29.83%        -36.65%      -3.91%     2.54%       0.00%
                                      =============================================================================


The following repricing information is provided for the Bank's investment portfolio, using book values, as of December 31, 2004:

Investment Portfolio Maturities ($ amounts in thousands) and Yield by Type:

                         Maturity or Repricing Interval:
                                                      Less Than          1 Year to       5 Years to        More Than
                                                       One Year            5 Years         10 Years         10 Years
                                                       --------            -------         --------         --------
Government Agencies:
  Amount                                                     $0                 $0               $0           $1,157
  Yield                                                      0%                 0%               0%            4.86%


Additional information regarding the Bank's investments is set forth under Note 4 to the consolidated financial statements.

The following information illustrates maturities and sensitivities of the Bank's loan portfolio to changes in interest rates as of December 31, 2004:


Loan Portfolio Maturities by Type ($ amounts in thousands):

                                                 Maturity Interval:
                                                     Less Than          1 Year to          More Than
                                                      One Year           5 Years            5 Years             Total
                                                      --------           -------            -------             -----
Commercial                                             $ 6,099          $ 10,548             $2,314          $ 18,961
Real Estate Mortgage (1)                                 2,348            20,938                754            24,039
Installment/Consumer                                         0                 0                 0                  0
                                                       -------          --------           --------          --------
      Total                                            $ 8,446          $ 31,486           $  3,068          $ 43,000
                                                       =======          ========           ========          ========


                                                      Maturity            Maturity
                                                      Less Than          More Than
                                                      One Year            One Year            Total
Total Variable Rate Loans                               $5,211           $ 24,244           $ 29,455
Total Fixed Rate Loans                                   3,235             10,310             13,545
                                                        ------           --------           --------
      Total Loans (1)                                   $8,446           $ 34,553           $ 43,000
                                                        ======           ========           ========

(1) Excludes loans held for sale of $846,400 and the allowance for loan losses.

Item 8. - Financial Statements and Supplementary Data

















                            UNIVERSITY BANCORP, INC.

                              --------------------

                        CONSOLIDATED FINANCIAL STATEMENTS

                              --------------------

                          DECEMBER 31, 2004, 2003 2002

             Report of Independent Registered Public Accounting Firm


Board of Directors and Stockholder
University Bancorp, Inc.

We have audited the accompanying consolidated balance sheet of University Bancorp, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Midwest Loan Services, Inc., an eighty percent owned subsidiary, which statements reflect total assets of 5.2 percent and 5.4 percent as of December 31, 2004 and 2003, respectively, and total revenues of 44.7 percent, 48.7 percent and 39.9 percent, respectively, for each of the three years ended December 31, 2004. Those statements were audited by other auditors, whose report thereon has been furnished to us, and our opinion, insofar as it relates to the amounts included for Midwest Loan Services, Inc., is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors the consolidated financial statements referred to above present fairly, in all material respects, the financial position of University Bancorp, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the each of the three years ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.


/S/ GRANT THORNTON LLP


Southfield, Michigan
March 29, 2005



                                                           UNIVERSITY BANCORP, INC.
                                                         Consolidated Balance Sheets
                                                          December 31, 2004 and 2003

                                                                               December 31,          December 31,
ASSETS                                                                            2004                   2003
                                                                               -------------          -------------
Cash and due from banks                                                        $  1,731,569         $  2,171,189
Securities available for sale, at market                                          1,106,607            1,649,169
Federal Home Loan Bank Stock                                                        921,700              881,100
Loans held for sale, at the lower of cost or market                                 846,400              206,008
Loans                                                                            42,999,800           34,928,586
Allowance for loan losses                                                         (353,124)            (454,118)
                                                                               --------------       -------------
     Loans, net                                                                  42,646,676           34,474,468

Premises and equipment, net                                                         946,704              829,807
Investment in Michigan BIDCO Inc.                                                         0              629,258
Investment in Michigan Capital Fund LPI                                                   0              256,244
Mortgage servicing rights, net                                                    1,097,786            1,031,575
Real estate owned, net                                                              534,043              429,500
Accounts receivable                                                                  30,949              122,067
Accrued interest receivable                                                         148,344              129,808
Prepaid expenses                                                                    250,249              183,143
Goodwill                                                                            103,914              103,914
Other assets                                                                        420,757              451,290
                                                                               -------------        -------------
      TOTAL ASSETS                                                             $ 50,785,698         $ 43,548,540
                                                                               ============         =============

                                                                 -Continued-



                                                           UNIVERSITY BANCORP, INC.
                                                   Consolidated Balance Sheets (continued)
                                                          December 31, 2004 and 2003

                                                                               December 31,          December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                               2004                  2003
                                                                               -------------        -------------
Liabilities:
Deposits:
  Demand - non interest bearing                                                $  3,047,397         $  3,146,688
  Demand - interest bearing                                                      28,600,355           25,827,337
  Savings                                                                           499,865              377,545
  Time                                                                           12,440,182            9,455,982
                                                                               ------------         -------------
     Total Deposits                                                              44,587,799           38,807,552
Short term borrowings                                                             2,416,000                    0
Long term borrowings                                                                 34,000              166,000
Accounts payable                                                                    115,230              289,150
Accrued interest payable                                                             50,296               51,613
Other liabilities                                                                   140,629              354,273
                                                                               ------------         -------------
     Total Liabilities                                                           47,343,954           39,668,588
Minority Interest                                                                   440,118              445,324
Stockholders' equity:
  Preferred stock, $0.001 par value;
    $1,000  liquidation value;
    Authorized - 500,000 shares;                                    -
  Common stock, $0.01 par value;
    Authorized - 5,000,000 shares;
    Issued - 4,240,641 shares in 2004 and
         4,141,732 shares in 2003                                                    42,406               41,417
  Additional paid-in-capital                                                      5,841,331            5,677,940
  Accumulated deficit                                                           (2,490,224)          (1,905,404)
  Treasury stock - 115,184 shares in 2004
    and 2003                                                                      (340,530)            (340,530)
  Accumulated other comprehensive loss,
    unrealized losses on securities
    available for sale, net                                                        (51,357)              (38,795)
                                                                               -------------        -------------
     Total Stockholders' Equity                                                   3,001,626            3,434,628
                                                                               -------------        -------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 50,785,698         $ 43,548,540
                                                                               ==============       =============
The accompanying notes are an integral part of the consolidated financial statements.




                                         UNIVERSITY BANCORP, INC.
                                  Consolidated Statements of Operations
                           For the Years Ended December 31, 2004, 2003 and 2002

                                                           2004             2003               2002
                                                     ----------------- ---------------- -------------------
Interest income:

  Interest and fees on loans                              $ 2,635,557      $ 2,554,510        $ 2,805,704
  Interest on securities:
   U.S. Government and agencies                                48,064           81,269            270,127
   Other securities                                            56,924           84,302             96,666
   Other interest income                                        3,726           12,018             21,955
                                                    ------------------ ---------------- ------------------
     Total interest income                                  2,744,271        2,732,099          3,194,452
                                                    ------------------ ---------------- ------------------
Interest expense:
  Interest on deposits:
   Demand deposits                                            428,611          400,994            330,178
   Savings deposits                                             4,758            4,634              4,825
   Time certificates of deposit                               328,683          420,932            671,929
  Short term borrowings                                        16,999            2,933             11,556
  Long term borrowings                                          4,907           12,144             20,675
                                                    ------------------ ---------------- ------------------
     Total interest expense                                   783,958          841,637          1,039,163
                                                    ------------------ ---------------- ------------------
     Net interest income                                    1,960,313        1,890,462          2,155,289
(Credit) provision for loan losses                           (87,500)          189,400            100,000
                                                    ------------------ ---------------- ------------------
     Net interest income after
      (credit)  provision for loan
      losses                                                2,047,813        1,701,062          2,055,289
                                                    ------------------ ---------------- ------------------
Other income:
   Loan servicing and subservicing
      fees                                                  1,409,283        1,128,293            713,427
  Initial loan set-up and other fees                        1,550,620        3,382,955          3,090,838
  Gain on sale of mortgage loans                              340,149          756,170            236,098
  Insurance & investment fee income                           219,631          168,577            113,870
  Deposit service charges and fees                            112,163          110,608             92,955
  Net security (losses)gains                                    (446)         (54,011)             69,733
  Gain on the sale and leaseback of
   premises                                                   184,873          217,053                  -
  Other                                                         6,275          222,847            124,098
                                                    ------------------ ---------------- ------------------
     Total other income                                     3,822,548        5,932,492          4,441,019
                                                    ------------------ ---------------- ------------------
                   -Continued-




                                       UNIVERSITY BANCORP, INC.
                           Consolidated Statements of Operations (continued)
                         For the Years Ended December 31, 2004, 2003 and 2002

                                                          2004              2003              2002
                                                    ------------------ ---------------- ------------------
Other expenses:
  Salaries and benefits                                   $ 2,866,849      $ 3,358,060        $ 2,929,540
  Occupancy, net                                              415,156          422,767            349,186
  Data processing and equipment                               569,297          487,701            433,239
  Legal and audit expense                                     217,414          202,865            173,139
  Consulting fees                                             137,569          173,132            181,545
  Mortgage banking expense                                    246,346          710,907            579,040
  Servicing rights amortization                               448,553          871,175            529,048
  Advertising                                                 145,592          142,996             92,944
  Memberships and training                                    132,467          118,581            103,095
  Travel and entertainment                                    103,875          121,631             91,330
  Supplies and postage                                        207,141          244,615            199,338
  Insurance                                                   134,163           89,532             87,662
  Other operating expenses                                    750,759          675,150            541,604
                                                    ------------------ ---------------- ------------------
     Total other expenses                                   6,375,181        7,619,112          6,290,710
                                                    ------------------ ---------------- ------------------
(Loss)income before income taxes                            (504,820)           14,442            205,598
Income tax expense(benefit)                                    80,000         (80,000)                  0
                                                    ------------------------------------------------------
     Net (loss)income                                     $ (584,820)      $    94,442        $   205,598
Basic and diluted (loss)income per common share           $    (0.14)      $      0.02        $      0.05
                                                    ================== ================ ==================
Weighted average shares outstanding -Basic                  4,085,244        3,940,433          3,859,433
Weighted average shares outstanding -Diluted                4,085,244        4,074,415          4,058,342

The accompanying notes are an integral part of the consolidated financial statements.



                                                UNIVERSITY BANCORP, INC.
                                  Consolidated Statements of Comprehensive (Loss)Income
                                  For the Years Ended December 31, 2004, 2003 and 2002

                                                               2004                   2003                    2002
                                                        --------------------    ------------------      ------------------
Net (loss) income                                                $(584,820)              $ 94,442                $205,598
Other comprehensive (loss)income:
   Unrealized (losses) gains on
    securities available for sale                                  (13,008)              (11,042)                 155,081
   Less:  reclassification
    adjustment for accumulated
   (Losses) gains included in net
    (Loss) income                                                     (446)              (54,011)                  69,733
                                                        --------------------    ------------------      ------------------
                                                                   (12,562)                42,969                  85,348
                                                        --------------------    ------------------      ------------------
Comprehensive (loss)income                                       $(597,382)              $137,411                $290,946
                                                        ====================    ==================      ==================


 The accompanying notes are an integral part of the consolidated financial statements.



                                               UNIVERSITY BANCORP, INC.
                                    Consolidated Statements of Stockholders' Equity
                                For the years ended December 31, 2004, 2003, and 2002


                                      Common Stock $.01                 Treasury Stock                   Accumulated
                                        Par Value           Additional                       Retained       Other        Total
                                      Number of   Par        Paid In    Number of             Earnings   Comprehensive Stockholders'
                                       Shares     Value      Capital    Shares     Cost        (Deficit)      Loss       Equity
                                      ---------------------------------------------------------------------------------------------

Balance January 1, 2002                3,867,732  $38,677  $5,411,018  (115,184)   $(340,530) $(2,205,444)   $(167,112)  $2,736,609
Issuance of common stock at
 weighted average price of
 $1.00 per share, net of
 expenses of $18,587                     147,000    1,470     126,943                                                       128,413
Decrease in unrealized loss on
 securities available for
 sale, net of tax                                                                                               85,348       85,348
Net lncome                                                                                        205,598                   205,598
                                       ---------------------------------------------------------------------------------------------
December 31, 2002                       4,014,732  40,147   5,537,961    (115,184)  (340,530)  (1,999,846)     (81,764)   3,155,968
                                       ---------------------------------------------------------------------------------------------
Issuance of common stock at
 weighted average price of
 $1.11 per share, net of
 expenses of $0.00                        127,000   1,270     139,980                                                       141,250
Decrease in unrealized loss on
 securities available for
 sale, net of tax                                                                                              42,969        42,969
Net Income                                                                                          94,442                   94,442
                                       ---------------------------------------------------------------------------------------------
December 31, 2003                       4,141,732   41,417  5,677,940    (115,184)  (340,530)   (1,905,404)    (38,795)   3,434,629
                                       ---------------------------------------------------------------------------------------------
Issuance of common stock at
 weighted average price of
 $1.58 per share, net of
expenses of $0.00                        103,909     989     163,391                                                         164,380

Decrease in unrealized loss
 on securities available for
 sale, net of tax                                                                                             (12,562)      (12,562)
Net Loss                                                                                         (584,820)                 (542,820)
                                       ---------------------------------------------------------------------------------------------
December 31, 2004                      4,245,641  $42,406  $5,841,331    (115,184) $(340,530) $(2,490,224)   $(51,357)    $3,043,627
                                       =============================================================================================
The accompanying notes are an integral part of the consolidated financial statement



                                                       UNIVERSITY BANCORP, INC.
                                                 Consolidated Statements of Cash Flows
                                         For the years ended December 30, 2004, 2003 and 2002

                                                                               2004                2003                2002
                                                                         ------------------  ------------------ -------------------
     Cash flow provided by (used in) operating activities:
     Net (loss)income                                                        $   (584,820)     $        94,442   $         205,598
     Adjustments to reconcile net (loss) income to net cash (used in)
     provided by operating activities:
         Depreciation                                                              318,584             305,740             195,070
         Amortization                                                              704,797             971,175             629,048
         Provision for loan loss                                                  (87,500)             189,400             100,000
         Gain on sale of mortgages                                               (340,149)           (756,170)           (236,098)
         Gain on the sale and leaseback of premises                              (184,873)           (217,053)                   -
         Loss(gain) on other real estate owned                                      64,695           (134,668)                   -
         Accretion on securities                                                  (11,562)            (15,836)           (259,463)
         Deferred income tax expense (benefit)                                      80,000            (80,000)
         Originations of mortgage loans                                       (52,016,364)       (129,039,261)         (70,457,559)
         Proceeds from mortgage loan sales                                      51,716,121         131,140,418          71,280,448
         Net loss (gain) on sale of securities                                         446              54,011            (69,733)
         Net change in:
           Other assets                                                          (538,295)         (1,025,362)           (268,115)
           Other liabilities                                                     (270,275)             265,470            (64,580)
                                                                        -------------------  ------------------ -------------------
     Net cash (used in) provided by operating activities                       (1,149,195)           1,752,306           1,054,616
                                                                        -------------------  ------------------ -------------------

     Cash flow provided by (used in) investing activities:
           Purchase of investment securities                                       (8,853)            (98,533)         (2,139,503)
           Proceeds from sales of investment
             securities                                                             49,981              59,879           1,034,160
           Proceeds from maturities/pay downs of
             investment securities                                                 529,247           1,497,117             651,486
           Proceeds from sale of other real estate
             owned                                                                 585,784             572,250
           Loans granted, net of repayments                                    (8,239,730)          (1,880,053)            859,898
           Proceeds from sale of premises                                                0           1,033,464
           Premises and equipment expenditures                                   (435,481)           (231,056)           (128,954)
                                                                        -------------------  ------------------ -------------------
     Net cash (used in) provided by investing activities                       (7,519,052)             953,068             277,087
                                                                        -------------------  ------------------ -------------------




                                                     UNIVERSITY BANCORP, INC.
                                            Consolidated Statements of Cash Flows
                                       For the years ended December 30, 2004, 2003 and 2002

                                                                               2004                2003              2002
                                                                         ------------------  ------------------ ---------------


     Cash flow provided by (used in) financing activities:
           Change in deposits                                                    5,780,247         (3,112,904)       1,722,875
           Change in short term borrowings                                       2,416,000                 0          (91,566)

           Principal payments on long term borrowings                            (132,000)         (132,000)       (1,359,506)
           Issuance of common stock                                                164,380           141,250           128,413
                                                                         ------------------ ----------------- -----------------
            Net cash provided by (used in) financing
             activities                                                          8,228,627       (3,103,654)           400,216
                                                                         ------------------ ----------------- -----------------

               Net change in cash and cash
                 equivalents                                                     (439,620)         (398,280)         1,731,919
     Cash and cash equivalents:
          Beginning of year                                                      2,171,189         2,569,469           837,550
                                                                         ------------------ ----------------- -----------------
          End of year                                                        $   1,731,569    $    2,171,189     $   2,569,469
                                                                         ================== ================= =================

     Supplemental disclosure of cash flow information:
           Cash paid for interest                                           $      785,275    $      887,092     $   1,119,502

     Supplemental disclosure of non-cash transactions:
           Mortgage loans converted to other real estate owned              $      755,022    $            0     $    $703,198
           Michigan BIDCO Preferred stock exchanged for a 7.5%
     promissory note                                                        $      600,000    $            0     $           0





The accompanying notes are an integral part of the consolidated financial statements.

1. Summary of significant accounting policies

        Principles of Consolidation and Nature of Operations
        The consolidated financial statements of University Bancorp, Inc. (the Company) include the operations of its wholly-owned subsidiary, University Bank (the Bank), the Bank's wholly-owned subsidiary, University Insurance & Investment Services, Inc. (Agency) and an 80% owned subsidiary, Midwest Loan Services, Inc. ("Midwest"). The accounts are maintained on an accrual basis in accordance with generally accepted accounting principles and predominant practices within the banking and mortgage banking industries. All significant intercompany balances and transactions have been eliminated in preparing the consolidated financial statements.

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

        University Bank's loan portfolio is concentrated in Ann Arbor and Washtenaw County, Michigan. While the loan portfolio is diversified, the customers' ability to honor their debts is partially dependent on the local economy. The Ann Arbor area is primarily dependent on the education, healthcare, services and manufacturing (automotive and other) industries. Most real estate loans are secured by residential or commercial real estate and business assets secure most business loans. Generally, installment loans are secured by various items of personal property.

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

        Midwest is engaged in the business of servicing and subservicing residential mortgage loans. Midwest began operations in 1992 and was acquired by University Bank in December, 1995. Midwest is based in Houghton, Michigan, and also originates mortgage loans for itself and other financial institutions, including the Bank (See Note 3).

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

        The significant estimates incorporated into these consolidated financial statements which are more susceptible to change in the near term include the value of mortgage servicing rights, the allowance for loan losses, the identification and valuation of impaired loans, the valuation of other real estate owned, the fair value of financial instruments, and the valuation of deferred tax assets.

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

        Premises and equipment
        Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed primarily on the straight-line method for bank premises and the accelerated method for equipment and land improvements over their estimated useful lives. The Company uses the following useful lives as of December 31, 2004:

                  Buildings and building improvements            39 years
                  Land and leasehold improvements                15 years
                  Furniture, fixtures, and equipment            3-7 years
                  Software                                      2-5 years

        Other real estate owned
        Real estate properties acquired in collection of a loan are recorded at fair value upon foreclosure. Any reduction to fair value from the carrying value of the related loan is accounted for as a loan loss.

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

        Income taxes
        Income tax expense/benefit is the sum of the current year estimated tax obligation or refund per the income tax return and the change in the estimated future tax effects of temporary differences and carry-forwards. Deferred tax assets or liabilities are computed by applying enacted income tax rates to the expected reversals of temporary differences between financial reporting and income tax reporting, and by considering carry-forwards for operating losses and tax credits. A valuation allowance adjusts deferred tax assets to the net amount that is more likely than not to be realized.

        Retirement plan
        The Bank has a 401(K) Plan that allows an employee to contribute up to 15% of salary pre-tax, to the allowable limit prescribed by the Internal Revenue Service. Management has discretion to make matching contributions to the Plan. However, the Bank made no matching contributions for the years ended December 31, 2004, 2003 and 2002.

        Employees Stock Ownership Plan (ESOP)
        The Company has a noncontributory ESOP covering all full-time employees who have met certain service requirements. The employees' share in the Company's contribution is based on their current compensation as a percentage of the total employee compensation. As shares are contributed to the plan they are allocated to employees and compensation expense is recorded at the shares' fair value. The Company made no contribution in 2004, 2003 and 2002.

        Stock options
       At December 31, 2004, the Company has a stock-based employee compensation plan, which is described more fully in Note 8. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net (loss) income and earnings per share if the company



1. Summary of significant accounting policies (continued) had applied the fair value recognition provisions of FASB Statement No.
       123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                         Years Ended December 31,
                                                     2004            2003       2002
                                                     ----           ----        ----

       Net (loss) income, as reported              $(584,820)     $94,442     $205,578

       Deduct: Total stock-based employee
       compensation expense determined
       under fair value based method for
       all awards, net of tax                          5,600        5,000        6,000
                                                  -----------   ----------   ----------
       Pro forma net (loss) income                 $(590,420)     $89,442     $199,578
                                                  ===========   ==========   ==========
       Basic and Diluted (Loss) earnings per share:
         As reported                                $(0.14)         $0.02         $0.05
         Pro forma                                  $(0.14)         $0.02         $0.05

        Dividend restriction
       Banking regulations require the maintenance of certain capital levels and may limit the amount of dividends that may be paid by the bank to the holding company or by the holding company to shareholders. In addition, the Bank cannot pay a dividend until it has net retained earnings or unless it receives a waiver from the State of Michigan banking regulators. The accumulated deficit of the Bank was $1,978,688 and $1,483,994 at December 31, 2004 and 2003, respectively.

        (Loss) earnings per share
       Basic earnings per share are computed by dividing net (loss) income available to common shareholders by the weighted average common shares outstanding. Diluted earnings per share reflect the potential dilution that would occur if dilutive securities were exercised or converted into common stock. The following table presents a reconciliation of the weighted average common shares outstanding for the earnings per share calculation for the years ended December 31:

                                               2004         2003       2002
                                              -----       -----        -----
       Weighted average shares outstanding  4,085,244   3,940,433   3,859,433

       Net dilutive effect of stock options    -          133,982     198,909
                                            ----------------------------------
       Diluted average shares outstanding   4,085,244   4,074,415   4,058,342
                                            =================================

        For December 31, 2004, the Company incurred a net loss. Accordingly, anti-dilutive impact of the effect of stock options is not shown.

        Comprehensive (Loss) Income
        Comprehensive (loss) income includes both the net loss and the change in unrealized gains and losses on securities available for sale.

        Segment Reporting
        The Company's segments are determined by the products and services offered, primarily distinguished between banking and mortgage banking operations. Loans, investments, and deposits provide the revenues in the banking operation, and servicing fees, underwriting fees and loan sales provide the revenues in mortgage banking. All operations are domestic.

        Reclassification
        Certain items in the 2003 and 2002 consolidated financial statements and notes have been reclassified to conform to the 2004 presentation.

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

       At December 31, 2003 University Bancorp owned 6.10% of the BIDCO and the Bank held a $600,000, 7.5% note collateralized by all assets of the company. The note was paid off in December 2004. Additionally, the shares of the BIDCO were sold. At December 31, 2004, the company no longer had a financial interest in the BIDCO

3.       Secondary Market Operations
        Midwest provides servicing and subservicing of real estate mortgage loans for University Bank and several other financial institutions. The unpaid principal balance of these loans was approximately $2.31 billion, $1.94 billion and $1.06 billion as of December 31, 2004, 2003 and 2002 respectively. Custodial escrow balances maintained in connection with these respective loans was $30.2 million, $26.8 million, and $23.4 million, at December 31, 2003, 2002 and 2001 respectively. Most of these funds are off balance sheet and maintained at various financial institutions. The following summarizes the operations of Midwest for the years ended December 31:


3.       Secondary Market Operations (continued)

                                                                            2004                 2003                  2002
                                                            --------------------- -------------------- ---------------------
      Loan servicing and subservicing fees                            $1,127,416           $1,128,293              $713,427
      Loan set-up and other fees                                       1,550,620            2,865,708             2,677,966
      Interest income                                                     35,533               42,940                45,922
      Gain on sale of loans                                             340,149               756,170               236,098
                                                            --------------------- -------------------- ---------------------
           Total income                                                3,053,717            4,793,111             3,673,413

      Salaries and benefits                                            1,518,595            1,646,483             1,348,884
      Amortization of servicing rights                                   448,553              865,977               522,081
      Interest expense                                                    11,320                3,798                 2,520
      Other operating expenses                                         1,104,106            1,851,073             1,365,091
                                                            --------------------- -------------------- ---------------------
           Total expenses                                              3,080,308            4,367,331             3,238,576
                                                            --------------------- -------------------- ---------------------
      (Loss)income of  Midwest                                        $  (26,591)          $  425,780            $  434,837
                                                            ===================== ==================== =====================

        University Bank and Midwest sell conforming residential mortgage loans to the secondary market. These loans are owned by other institutions and are not included in the Company's consolidated balance sheets. Such mortgage loans have been sold predominately without recourse or with limited recourse. The unpaid principal balance of these loans was $120.6 million, $112.3 million and $87.0 million at December 31, 2004, 2003 and 2002 respectively.

        The following summarizes the activity pertaining to mortgage servicing rights, along with the aggregate activity in related valuation allowances. Table A is calculated net of the valuation allowance described in Table B.

      Table A                                                           2004                2003                2002
                                                         ------------------- ------------------- -------------------
      Mortgage servicing rights:
      Balance, January 1                                          $1,031,575          $1,014,939           $ 606,537
      Additions - originated                                         514,764             887,811             937,450
      Amortization expense                                         (380,553)           (472,175)           (480,048)
                                                         ------------------- ------------------- -------------------
      Adjustment for asset impairment change                        (68,000)           (399,000)            (49,000)
                                                         ------------------- ------------------- -------------------
      Balance, December 31                                       $1,097,786          $1,031,575           $1,014,939
                                                         =================== =================== ===================


      Table B
      Valuation allowances:
      Balance, January 1                                           $ 448,000            $ 49,000               $   0
      Additions                                                       68,000             399,000              49,000
                                                         ------------------- ------------------- -------------------
      Balance, December 31                                         $ 516,000           $ 448,000            $ 49,000
                                                         =================== =================== ===================

        Market interest rate conditions can quickly affect the value of mortgage servicing rights in a positive or negative fashion, as long-term interest rates rise and fall. The amortization of these rights is based upon the level of principal pay downs received and expected prepayments of the mortgage loans. The servicing rights are recorded at the lower of cost or market.

       The following is a summary of the amortized cost, gross unrealized gains, gross unrealized losses and fair value of securities available for sale at December 31, 2004, 2003 and 2002:

   December 31, 2004
                                         Amortized        Unrealized            Fair
                                            Cost       Gains      Losses       Value
     U.S. agency mortgage-backed
             securities                 $1,157,964   $   -        $(51,356)  $1,106,607
                                         =========    ========   =========   =========

   December 31, 2003
                                         Amortized        Unrealized            Fair
                                            Cost      Gains       Losses       Value
     U.S. agency mortgage-backed
             Secuities                  $1,675,648   $   -        $(38,795)  $1,636,853
     Stocks                                 12,316       -          -            12,316
                                        ---------    --------    -------     ---------
                                       $1,687,964    $   -        $(38,795)  $1,649,169
                                       ==========    ========    =========   =========

   December 31, 2002
                                          Amortized      Unrealized             Fair
                                            Cost         Gains    Losses       Value
     U.S. agency mortgage-backed
             Securities                $3,184,835    $   -        $(81,997)  $3,102,838
                                       ==========    =======     =========   =========


        At December 31, 2004 and 2003, the fair value of securities pledged to secure certain borrowings were $1,106,607 and $1,649,169, respectively. Unrealized losses at December 31, 2004 and 2003 have existed for longer than twelve months. This decline is considered temporary as the values of the mortgage-backed securities fluctuate based on changes in current interest rates and prepayment assumptions related to the underlying mortgages. Furthermore, the Company expects to hold these securities sufficiently long enough to recover these unrealized losses.

      Sales of available for sale securities:   2004       2003       2002
                                                ----       ----       ----
               Proceeds                      $49,981     $59,879   $1,034,160
               Realized gains                  3,605           -       69,733
               Realized losses                 4,051      54,011         -

        The scheduled maturity date of the securities available for sale at December 31, 2004 is:

                                                   Amortized         Fair
                                                     Cost           Value
                     2005-2008                   $        0       $        0
                     2009-2013                            0                0
                     After 2013                   1,157,964        1,106,607
                                                 ----------       ----------
                                                 $1,157,964       $1,106,607
                                                 ==========       ==========




5.      Loans
        Major classifications of loans are as follows as of December 31:

                                                                   2004                  2003                  2002
                                                                   ----                  ----                  ----
      Commercial                                           $ 15,079,343          $ 15,943,127          $ 16,550,325
      Real estate - mortgage                                 24,657,078            15,687,265            11,633,060
      Real estate -construction                               1,238,530             1,270,789             2,113,747
      Installment                                             1,820,515             1,905,793             2,799,490
      Credit cards                                              204,334               121,612                95,412
                                                          -------------         -------------         -------------
         Gross Loans                                         42,999,800            34,928,586            33,192,034
      Allowance for loan losses                               (353,124)             (454,118)             (408,219)
                                                          -------------         -------------         -------------
         Net Loans                                         $ 42,646,676          $ 34,474,468          $ 32,783,815
                                                          =============         =============         =============


     Changes in the allowance for loan losses were as follows:
                                                                            2004             2003              2002
                                                                            ----             ----              ----
      Balance, beginning of year                                       $ 454,118        $ 408,219         $ 579,113
      Provision charged to operations                                   (87,500)          189,400           100,000
      Recoveries                                                          55,512           97,008            16,570
      Charge-offs                                                       (69,006)        (240,509)         (287,464)
                                                                       ---------        ---------         ---------
      Balance, end of year                                             $ 353,124        $ 454,118         $ 408,219
                                                                       =========        =========         =========



        At December 31, 2004, there are loans totaling $371,109 that were past due over 90 days but still accruing interest. These loans were brought current shortly after December 31, 2004. There are no past due loans over 90 days and still accruing interest at December 31, 2003 and 2002.
        Non-accrual loans at December 31 are summarized as follows:

                                                                            2004             2003              2002
                                                                            ----             ----              ----
      Non accrual loans:
      Real estate - mortgage and construction loans                    $ 591,791        $   907,599       $ 102,713
      Installment loans                                                   16,739              5,128          67,546
      Commercial loans (non real estate)                                  39,490            204,400         509,301
                                                                       ---------        -----------       ---------
                                                                       $ 648,020        $ 1,117,127       $ 679,560
                                                                       =========        ===========       =========


        Information regarding impaired loans for the years ended December 31, is as follows:

      Impaired loans:                                                       2004             2003              2002
      --------------                                                        ----             ----              ----
      Loans with no allowance allocated                                $  83,319        $         0       $       0
      Loans with allowance allocated                                   $ 564,701        $ 1,117,127       $ 679,560
      Amount of allowance for loan losses allocated                    $  83,548        $   291,754       $ 177,069

      Impaired loans:
      Average balance during the year                                  $ 719,667        $   946,261       $ 531,823
      Interest Income recognized thereon                               $       0        $     6,248       $   8,412
      Cash-basis interest income recognized                            $       0        $     6,248       $   8,412


6.     Premises and equipment
        Classifications at December 31 are summarized as follows:
                                                                            2004             2003              2002
                                                                            ----             ----              ----
      Land                                                           $    32,811        $    32,811      $  132,931
      Buildings and improvements                                         234,984            234,984       1,157,624
      Furniture, fixtures,equipment and
      software                                                         2,756,982          2,327,279       2,108,391
                                                                    ------------       ------------     -----------
                                                                       3,024,777          2,595,074       3,398,946
        Less:  accumulated depreciation                              (2,078,073)        (1,765,267)     (1,678,044)
                                                                    ------------       ------------    ------------
            Net premises and equipment                               $   946,704        $   829,807     $ 1,720,902
                                                                    ============       ============    ============

                In June 2003, the Bank sold its main office and sole branch location to Lowertown Development, LLC ("Lowertown") for $1,173,833, and a gain of $342,851. As part of this transaction, the Bank received an option to purchase 10,000 square feet of office space in a new facility to be constructed by Lowertown which was valued at $200,000. Simultaneously, the Bank entered into a 24 month lease agreement with Lowertown to leaseback the building sold. The lease included 5 six-month options to extend the lease until the earlier of the completion of the new building or December 2007. Lowertown is developing the neighboring area with a major office, retail and apartment development. Under the terms of the agreement, the Bank has an option to purchase 10,000 square feet of office space in this new development for fair market value up to a maximum of $2,000,000. It is currently anticipated that the new facility will be occupied in February 2007. Both the gain on the sale of the building and the purchase option are being amortized into income over the life of the expected lease term. Lowertown is obligated to pay the Bank $200,000 if the office space is not completed prior to the end of the extended lease period in December 2007.

        Depreciation expense amounted to $318,584, $305,741 and $290,516 for the years ended December 31, 2004, 2003 and 2002, respectively.

        The Bank began leasing its Maiden Lane building in June 2003. The rent for 2004 totaled $106,740. The Bank leases an ATM drive-thru location in Ann Arbor for $28,656 per year and one off-site ATM location for $9,000 per year. Midwest leases its office space for approximately $50,424 per year in Houghton, Michigan. Total rental expense for all operating leases was $192,663, $144,778 and $55,861 in 2004, 2003 and 2002.

7.   Time deposits
        Time deposit liabilities issued in denominations of $100,000 or more were $1,854,614 and $2,632,451 at December 31, 2004 and 2003 respectively.

        At December 31, 2004, stated maturities of time deposits were:

                          2005                         $8,199,043
                          2006                          3,068,588
                          2007                            521,596
                          2008                             95,870
                          2009                            113,744
                    Thereafter                            441,341
                                                     -------------
                                                      $12,440,182
                                                     =============

        The Bank had issued through brokers $3,651,000 and $1,101,000 of time deposits as of December 31, 2004 and 2003, respectively. These time deposits have maturities ranging from one to five months and are included in the table above. These deposits are issued in denominations of less than $100,000.

        The Bank had deposits of $1,400,430 and $1,550,233 from directors, officers and their affiliates as of December 31, 2004 and 2003, respectively.

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


                                                    Number of   Weighted Average
                                                     Options    Exercise price

      Outstanding at December 31, 2001               251,909       $1.60
      Forfeited - 2002                               (47,000)       1.61
      Granted - 2002 ($0.08 Fair Value)               75,000        1.00
                                                   ----------
      Outstanding at December 31, 2002               279,909        1.44
      Granted - 2003 ($0.10 Fair Value)               54,000        1.85
      Exercised - 2003                               (36,000)       1.33
      Forfeited - 2003                               (26,500)       1.26
                                                   ----------
      Outstanding at December 31, 2003               271,409        1.60
                                                   ----------
      Granted - 2004 ($0.46 Fair Value)               64,500        2.29
      Exercised - 2004                              (103,909)       1.65
      Forfeited - 2004                               (36,000)       2.00
                                                   ----------
      Outstanding at December 31,  2004              196,000        1.69
                                                  ===========

        At December 31, 2004:
        Number of options immediately exercisable                     117,200
        Weighted average exercise price of immediately
         exercisable options                                            $1.39
        Range of exercise price of options outstanding          $1.00 - $2.47
        Weighted-average remaining life of options outstanding     4.62 years

        The following summarizes assumptions used to value stock options.


                                          2004            2003             2002
                                          ----            ----             ----

           Risk-free interest rate       4.50%          4.00%            4.13%
           Expected option life        5.0 years      5.0 years        5.0 years
           Expected stock price
              Volatility                 23.4%          22.5%            21.2%
           Expected dividends              $0              $0               $0


9. Employee stock ownership plan (ESOP)
        The employees' allocation of ESOP assets is based on their current compensation, after 1 year of service and upon reaching the age of 21. The annual contribution to the ESOP is at the discretion of the Board of Directors. Assets of the plan are comprised entirely of 77,018 shares of the Company's stock at December 31, 2004 and 2003, all of which were fully allocated at December 31, 2004. Upon retirement from the plan, participants can receive distributions of their allocated shares of the Company's stock. The assets of the ESOP are held in trust and were valued at approximately $139,000, and $199,000 at December 31, 2004 and 2003, respectively.

10.      Minority Interest
        The Bank owns an 80% interest in the common stock of Midwest, with the remaining 20% owned by the President of Midwest. At December 31, 2004 and 2003, total common stockholders' equity of Midwest was $2,200,229 and $2,226,820 resulting in a $440,118 and $445,324 minority interest reflected on the Company's consolidated balance sheet, respectively. The results of Midwest's operations for 2004, 2003 and 2002 are included in the Company's consolidated statement of operations.

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

                                     2004          2003            2002
                                     ----          ----            ----
      Unused lines of credit      $ 4,907,000   $ 3,762,000     $2,094,000
      Commitments to fund loans     3,366,000     2,562,000      3,748,000
      Foreign exchange futures                      75,000
                                  -----------   -----------     ----------
           Total                  $ 8,273,000   $ 6,399,000     $5,842,000
                                  ===========   ===========     ==========

12.      Related party transactions
        The Company's President also serves as President and Chairman of Michigan BIDCO. As such, the President is actively involved in the BIDCO's operations, including investment activity and estimation of the fair value of its equity investments. In December, 2004, the BIDCO paid in full its $600,000 note to the Bank. Additionally, the Bancorp sold its 6.10% in the BIDCO. At December 31, 2004, neither the Bank nor the Bancorp had a financial interest in or with BIDCO.

        The Bank had loans outstanding of $44,232 and $280,690 to related officers and directors at December 31, 2004 and 2003, respectively. During 2004, two loans totaling $620,000 were originated. There were no related party loans that were originated during 2003 that were outstanding at year end. During 2003, a construction line of credit issued in 2002 was terminated. Available lines of credit to related parties at the December 31, 2004 and 2003, totaled $118,768 and $156,373 respectively. Related party loans were made in the normal course of business and were performing pursuant to terms at December 31, 2004.

13.      Income taxes
        At December 31, 2004 income tax expense of $80,000 was recorded due to uncertainties as to the future benefits of the net operating losses.

        At December 31, 2003, the Company recorded an $80,000 tax benefit as a deferred tax asset which represented a portion of the existing net operating loss carry-forward that was expected to be utilized to offset future taxable income.

        The net deferred tax asset at December 31, 2004 and 2003 is comprised of the following:

                                                   2004                2003

      Allowance for loan losses              $    123,732        $   276,579
      Net operating loss carry-forward            707,369            487,663
      Tax credit carry-forward                  1,111,810            989,123
      Deferred gain on sale leaseback              71,715             85,568
      Donation carry-forward                        9,058             46,819
      Other                                       138,189             57,708
                                            -------------        ------------
            Deferred tax assets                 2,161,873          1,943,460
                                            -------------        ------------

      Servicing rights                          (373,247)          (339,009)
      Depreciation                               (32,839)           (32,661)
                                            -------------        ------------
           Deferred tax liabilities             (406,086)          (371,670)
                                            -------------        ------------
           Net deferred tax asset               1,755,787          1,571,790
           Valuation allowance for
            deferred tax assets               (1,755,787)        (1,491,790)
                                            -------------        ------------
           Net deferred tax asset            $          0         $   80,000
                                            =============        ============

       The Company has net operating loss carry-forwards of approximately $2,080,000 which expire beginning in 2012 and general business credit carry-forwards of approximately $1,112,000 which expire beginning in 2011. Financial statement tax expense amounts differ from the amounts computed by applying the statutory federal tax rate of 34% to pretax income because of operating losses and valuation allowances recorded to reduce deferred tax assets as noted above.

14.      Short Term Borrowings
        The Bank had a line of credit available from the Federal Home Loan Bank (the FHLB) in the amount of $4.0 million and $3.0 million at December 31, 2004 and 2003, respectively. At December 31, 2004, borrowings were secured by the pledge of specific mortgage loans held for investment with unpaid principal balances of $5.4 million and available-for-sale securities with a balance of $1.1 million.

        The Bank had a line of credit available from the Federal Reserve Bank of Chicago (the FRB) in the amount of $5.7 million. There were no amounts outstanding on this line from the FRB at December 31, 2004 and 2003. Borrowings are secured by the pledge of specific commercial loans held for investment with unpaid principal balances of $7.8 million. The following information provides a summary of short-term borrowings for the years indicated:
                                                  2004               2003
                                                  ----               ----
      Amount outstanding at the end of
      the year and interest rate             $2,416,000  1.65%  $      0

      Maximum amount of borrowing outstanding
       at any month end during the year      $2,601,000         $991,000

         Average amount outstanding during the
          year and weighted average rate     $972,076    1.75%  $227,063  1.29%

15.      Long Term Borrowings
        The Company had a note payable to North Country Bank & Trust (NCB&T) secured by the stock of the Bank with a balance of $34,000 and $166,000 at December 31, 2004 and 2003, respectively. The note has a maturity date of February 15, 2005. Interest is payable quarterly at the prime rate of NCB&T plus 1.00 percent.

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

       The Bank is also subject to prompt corrective action capital requirement regulations set forth by the FDIC. The FDIC requires the Bank to maintain a minimum of total capital and Tier 1 capital (as defined) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average total assets (as defined). As of December 31, 2004, the Bank did not meet all capital adequacy requirements to which it is subject as the Bank presently has a written understanding with its regulators that the Bank will maintain the ratio of Tier 1 Capital to average assets at 7% or more. Management has submitted a plan of corrective action to the FDIC. This plan includes the possible issuance of preferred stock.

       As of December 31, 2004, the most recent guidelines from the FDIC categorized the Bank as "adequately capitalized" under the regulatory framework for prompt corrective action. At December 31, 2003 the Bank was classified as "well capitalized." To be categorized as "well capitalized," or "adequately capitalized" the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.


                                                                               To Be Adequately           To Be Well
                                                                                 Capitalized              Capitalized
                                                                                 Under Prompt             Under Prompt
                                                                              Corrective Action           Corrective Action
                                                                                  Provisions              Provisions

                                         Amount        Ratio        Amount           Ratio      Amount              Ratio
As of December 31, 2004:

Total capital (to risk
 weighted assets)                       $3,515,000      9.5 %       $2,965,000        8.0 %      $3,706,000         10.0 %
Tier I capital (to risk
 weighted assets)                        3,158,000      8.5 %        1,482,000        4.0 %       2,224,000          6.0 %
Tier I capital (to
 average assets)                         3,158,000      6.5 %        1,959,000        4.0 %       2,449,000          5.0 %


As of December 31, 2003:

Total capital (to risk
 weighted assets)                       $4,129,000     12.3 %       $2,689,000        8.0 %      $3,362,000         10.0 %
Tier I capital (to risk
 weighted assets)                        3,708,000     11.0 %        1,345,000        4.0 %       2,017,000          6.0 %
Tier I capital (to
  average assets)                        3,708,000      8.6 %        1,728,000        4.0 %       2,160,000          5.0 %


17.      Management's Plan Regarding Continuing Operations
        At December 31, 2004, University Bancorp had an accumulated deficit of $2,490,224 and recurring losses from operations for 3 of the past 5 years. University Bancorp's operations are intended to continue in the future. Management has reviewed operating results, prepared projections of possible future results, performed other analyses of its operations to reduce operating costs and entered new product lines of business.

        Management of the Company has implemented a plan to improve core earnings by adding low-cost deposits, adjusting fees, growing the loan portfolio of the Bank, reducing loan delinquencies, liquidating other real estate owned, improving the synergy between its subsidiary operations, and eliminating inefficient or redundant costs at the Bank level. Both the Bank and Midwest are projected to have net income in 2005, however, the Company's continued operation is dependent upon its ability to maintain profitable operations and retain adequate capital levels.

18.      Fair Value of Financial Instruments
        The following methods and assumptions were used to estimate fair values for financial instruments. The carrying amount is considered to estimate fair value for cash and short-term instruments, demand deposits, short-term borrowings, accrued interest, and variable rate loans or deposits that reprice frequently and fully. Securities fair values are based on quoted market prices or, if no quotes are available, on the rate and term of the security and on information about the issuer. For fixed rate loans or deposits and for variable rate loan or deposits with infrequent repricing or repricing limits, the fair value is estimated by the discounted cash flow analysis using current market rates for the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analyses of underlying collateral values, where applicable. Fair value of loans held for sale is based on market estimates. Fair value of mortgage servicing rights is estimated using discounted cash flows based on current market interest rates net of estimated costs of servicing loans. Fair value of mortgage subservicing rights is based on a multiple of servicing contract revenue. The fair value of debt is based on currently available rates for similar financing. The fair value of off-balance sheet items is based on the fees or cost that would normally be charged to enter into or terminate such agreements. Fair value of unrecognized financial instruments includes commitments to extend credit and the fair value of letters of credit is considered immaterial.

        The carrying amounts and fair values of the Company's financial instruments were as follows:

                                                  December 31, 2004
                                                Carrying        Fair
        Financial Assets                        Amount         Value
        ----------------                        ------         -----
        Cash and short term investments     $ 1,732,000   $ 1,732,000
        Securities available for sale         1,106,000     1,106,000
        Federal Home Loan Bank stock            922,000       922,000
        Loans held for sale                     846,000       846,000
        Loans, net                           42,647,000    43,436,000
        Mortgage servicing rights             1,097,000     1,097,000
        Accrued interest receivable             148,000       148,000

        Financial Liabilities
        Deposits                             44,588,000    44,640,000
        Short term borrowings                 2,416,000     2,416,000
        Long term borrowings                     34,000        34,000
        Accrued interest payable                 50,000        50,000



                                                  December 31, 2003
                                                Carrying       Fair
        Financial Assets                        Amount         Value
        ----------------                        ------         -----
        Cash and short term investments     $ 2,171,000   $ 2,171,000
        Securities available for sale         1,649,000     1,649,000
        Federal Home Loan Bank stock            881,100       881,100
        Loans held for sale                     206,000       206,000
        Loans, net                           34,474,000    35,630,000
        Mortgage servicing rights             1,032,000     1,032,000
        Accrued interest receivable             130,000       130,000

        Financial Liabilities
        Deposits                             38,808,000    39,048,000
        Long term borrowings                    166,000       166,000
        Accrued interest payable                 52,000        52,000


19.      Segment Reporting

        The Company's operations include two primary segments: retail banking and mortgage banking. Through its banking subsidiary's branch in Ann Arbor, the Company provides traditional community banking services such as accepting deposits, making loans, and providing cash management services to individuals and local businesses. Mortgage banking activities includes servicing of residential mortgage loans for others (See Note 2).

        The Company's two reportable segments are strategic business units that are separately managed as they offer different products and services and have different marketing strategies. In addition, the mortgage banking segment services a different customer base from that of the retail banking segment.

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


        Information about reportable segments for the year ended December 31, 2004 follows:

                                                              Retail         Mortgage
                                                             Banking          Banking              Totals
     Interest income                                       $2,708,738       $   35,533          $2,744,271
     Gain on the sale of mortgage
       loans                                                        0          340,149             340,149
     Other non-interest income                                804,363        2,678,036           3,482,399
     Interest expense                                         772,031           11,927             783,958
     Provision for loan losses                               (87,500)                0            (87,500)
     Salaries and benefits                                  1,348,254        1,518,595           2,866,849
     Occupancy                                                284,147          131,009             415,156
     Other operating expense                                1,660,699        1,432,476           3,093,175
     (Loss) income before tax
        expense                                             (464,531)         (40,289)           (504,820)
     Income tax (benefit) expense                              93,698         (13,698)              80,000
     Segment (loss) profit                                  (558,229)         (26,591)           (584,820)
     Segment assets                                        48,545,358        2,240,340          50,785,698
     Capital expenditures                                     252,530          182,951             435,481
     Depreciation                                             150,776          167,808             318,584
     Amortization                                             258,510          446,287             704,797



19.      Segment Reporting (continued)


        Information about reportable segments for the year ended December 31, 2003 follows:

                                                              Retail         Mortgage
                                                             Banking          Banking              Totals
      Interest income                                     $2,689,157          $42,942          $2,732,099
      Gain on the sale of mortgage
         loans                                                     0          756,170             756,170
      Other non-interest income                            1,182,413        3,993,999           5,176,322
      Interest expense                                       836,734            4,903             841,637
      Provision for loan losses                              189,400                0             189,400
      Salaries and benefits                                1,711,577        1,646,483           3,358,060
      Occupancy                                              245,931          176,836             422,767
      Other operating expense                              1,524,729        2,313,466           3,838,285
      (Loss) income before tax
         expense                                           (636,801)          651,423              14,442
      Income tax (benefit) expense                         (305,643)          225,643            (80,000)
      Segment (loss) profit                                (331,158)          425,780              94,442
      Segment assets                                      40,667,106        2,356,200          43,023,306
      Capital expenditures                                   108,309          122,747             231,056
      Depreciation                                           153,744          151,996             305,740
      Amortization                                           105,198          865,977             971,175

        Information about reportable segments for the year ended December 31, 2002 follows:


                                                              Retail         Mortgage
                                                             Banking          Banking              Totals
      Interest income                                     $3,148,530          $45,922          $3,194,452
      Gain on the sale of mortgage
         loans                                                     0          236,098             236,098
      Other non-interest income                              813,528        3,391,393           4,204,921
      Interest expense                                     1,036,643            2,520           1,039,163
      Provision for loan losses                              110,000         (11,000)             100,000
      Salaries and benefits                                1,580,656        1,348,884           2,929,540
      Occupancy                                              185,859          163,327             349,186
      Other operating expense                              1,246,494        1,755,051           3,001,545
      (Loss) income before tax
        expense                                            (229,239)          434,837             205,598
      Income tax (benefit) expense                         (153,665)          153,665                   0
      Segment (loss) profit                                 (75,574)          281,172             205,598
      Segment assets                                      44,078,661        2,170,652          46,249,313
      Capital expenditures                                    22,255          106,699             128,954
      Depreciation                                            75,831          119,239             195,070
      Amortization                                           106,967         $522,081             629,048





20.      Quarterly Financial Data -Unaudited
       The following tables represent summarized data for each of the quarters in 2004 and 2003 (in thousands, except loss per share data).
                                                                                         2004
                                                             ------------------------------------------------------------------
                                                             Quarter           Quarter            Quarter             Quarter
                                                              Ended             Ended              Ended               Ended
                                                              March 31          June 30          September 30        December 31
Interest income                                                 $635              $643                $720                $746
Interest expense                                                 187               184                 198                 215
                                                             -----------------------------------------------------------------
Net interest income                                              448               459                 522                 531
Provision for losses                                              23                23                (28)               (106)
                                                             -----------------------------------------------------------------
Net interest income after
Provision for losses                                             425               436                 550                 637
Loan set-up and other fees                                       383               508                 311                 370
Loan servicing and subservicing fees                             334               348                 357                 349
Gain on sale of loans                                             89                69                  65                 117
Other non-interest income                                        158               147                 120                  99
Non-interest expense                                           1,574             1,594               1,539               1,669
                                                            ------------------------------------------------------------------
Income tax expense                                                 -                 -                  80                   -
                                                            ------------------------------------------------------------------
Net (loss) available to common shareholders                   ($185)             ($86)              ($216)               ($97)
                                                            ==================================================================
Basic and diluted loss per share                             ($0.05)           ($0.02)             ($0.05)             ($0.02)
                                                           ===================================================================
Weighted average shares outstanding                        4,058,108         4,090,548           4,090,548           4,101,011
                                                           ===================================================================


20.      Quarterly Financial Data -Unaudited (continued)

                                                                                         2003
                                                              -----------------------------------------------------------------
                                                                Quarter           Quarter           Quarter            Quarter
                                                                Ended             Ended              Ended             Ended
                                                                March 31          June 30         September 30       December 31
                                                             -----------------------------------------------------------------
Interest income                                                 $ 695             $ 681              $ 671               $ 685
Interest expense                                                  227               218                195                 202
                                                               -----------------------------------------------------------------
Net interest income                                               468               463                476                 483
Provision (credit)for losses                                      106                39                 22                  22
                                                               -----------------------------------------------------------------
Net interest income after
   Provision for losses                                           362               424                454                 461
Loan set-up and other fees                                        822             1,068                965                 528
Loan servicing and subservicing fees                              201               232                280                 415
Gain on sale of loans                                             184               305                180                  87
Other non-interest income                                         115                90                277                 183
Non-interest expense                                            1,611             2,105              2,124               1,779
                                                             -----------------------------------------------------------------
Income before tax benefit                                          73                14                 32               (105)
                                                             -----------------------------------------------------------------
Income tax benefit                                                  -                 -               (80)                   -
                                                             -----------------------------------------------------------------
Net earnings(loss) available to common                           $ 73              $ 14              $ 112             $ (105)
shareholders
                                                            ==================================================================
Basic and diluted earnings (loss) per share                    $ 0.02            $ 0.00              $0.03             $(0.03)
                                                           ===================================================================
Weighted average shares outstanding                         3,899,548         3,899,548          3,951,944           4,009,309
                                                           ===================================================================


21.       Parent Company Only Condensed Financial Information
                             Condensed Balance Sheet

                                             December 31,          December 31,
                                                 2004                  2003
                                         --------------------- -----------------
   ASSETS
   Cash and cash equivalents                $    5,626            $      669
   Securities available for sale                  -                   12,316
   Investment in University Bank             3,050,721             3,557,977
   Investment in Michigan BIDCO                 -                     29,258
   Other assets                                  3,137                 3,768
                                           -----------           -----------
      Total Assets                         $ 3,059,484           $ 3,603,988
                                           ===========           ===========
   LIABILITIES AND STOCKHOLDERS' EQUITY
   Notes payable                              $ 34,000             $ 166,000
   Accounts payable                             23,601                 2,000
   Accrued interest payable                        257                 1,361
                                           -----------           -----------
      Total Liabilities                         57,858               169,361
   Stockholders' Equity                      3,001,626             3,434,627
                                           -----------           -----------
      Total Liabilities and
       Stockholders' Equity                $ 3,059,484            $3,603,988
                                           ===========           ===========

                         Condensed Statements of Income

                                                2004        2003       2002
                                            -----------  ---------   --------
     INCOME:
        Interest and dividends on
           investments                      $      266   $   339     $   328
        Net security losses                       (446)  (26,574)         -
                                            -----------  ---------   -------
                    Total (loss)income           (180)   (26,235)        328

     EXPENSES:
        Interest                                 4,907     12,144     20,675
        Public listing                          45,696     43,088     38,202
        Professional fees                       36,976     24,000     33,513
        Other miscellaneous                      2,726      5,250      3,014
                                            ----------   --------    -------
                    Total Expense               90,305     84,482     95,404
     Loss before federal income taxes
          and equity in undistributed
          net loss of subsidiaries            (90,125)  (110,717)    (95,076)
     Federal income taxes                           -          -           -
                                            ----------   --------    -------
     Loss before equity in undistributed
          net loss of subsidiaries            (90,125)  (110,717)    (95,076)
     Equity in undistributed net
         (loss)income of subsidiaries        (494,695)    205,159    300,674
                                            ----------   --------   --------
     Net(loss)income                        $(584,820)   $ 94,442   $205,598
                                            ==========   ========   ========



21. Parent Company Only Condensed Financial Information (continued)
                                 Condensed Statements of Cash Flows
                                                                                                  For Year Ended
                                                                                      2004            2003               2002
                                                                                   ----------     ------------       ----------
      Cash flow provided by (used in) investing activities:
      Net Income (Loss)                                                            $ (584,820)    $     94,442       $ 205,598
      Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:
       Amortization of goodwill                                                             -                -                -
       Loss on sale of investments                                                        446           27,783                -
       Decrease (increase) in receivable from affiliate                                     -                -          286,196
       Decrease (increase) in other assets                                                631            (407)            (256)
       Decrease (increase) in other liabilities                                        20,498         (97,414)         (71,050)
       Decrease (increase) investment in subsidiaries                                 494,695        (205,159)        (300,673)
       Decrease in investment in Michigan BIDCO                                             -                -                -
                                                                                   ----------     ------------       ----------
         Net cash (used in) provided by operating activities                         (68,551)        (180,755)          119,815
                                                                                   ----------     ------------       ----------
      Cash flow from investing activities:
       Purchase of available for sale securities                                      (8,853)         (98,563)
       Proceeds from sale of available for sale securities                             49,981           58,464                -
                                                                                   ----------     ------------       ----------
         Net cash provided by (used in) investing activities                           41,128         (40,099)
                                                                                   ----------     ------------       ----------
      Cash flow from financing activities:
       Principal payment on notes payable                                           (132,000)        (132,000)        (132,000)
       Issuance of common stock                                                       164,380          141,250          128,413
                                                                                   ----------     ------------       ----------
         Net cash provided by (used in) financing activities                           32,380            9,250          (3,587)
                                                                                   ----------     ------------       ----------
                 Net change in cash and cash equivalents                                4,957        (211,604)          116,228
           Cash and cash equivalents:
             Beginning of year                                                            669          212,273           96,045
                                                                                   ----------     ------------       ----------
             End of year                                                           $    5,626     $        669       $  212,273
                                                                                   ==========     ============       ==========
          Supplemental disclosure of cash flow information:
           Cash paid during the year for:
             Interest                                                              $    6,011     $     12,755           60,686



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

         None

ITEM 9A.        Controls and Procedures.

               (a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, an ----------------------------------------------------- evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, except as described below, the operation of these disclosure controls and procedures were effective for gathering, analyzing and disclosing information required to be disclosed in connection with the Company's filing of its Annual Report on Form 10-K for the year ended December 31, 2004. During the course of the audit of our financial statements for the year ended December 31, 2004, our independent registered public accounting firm, Grant Thornton LLP, indicated that the following material deficiencies, in the aggregate, constitute a material weakness in our internal controls pursuant to standards established by the Public Company Accounting Oversight Board:

                  (1) The Company lacks sufficiently formalized accounting policies and procedures, including written procedures for the preparation of the Quarterly Report on Form 10-Q in accordance with applicable SEC guidelines.

                  (2) The Company's manual procedures for performing consolidations increase the possibility that errors could occur and our dual controls may not be sufficient to guarantee avoidance of all errors in consolidation.

                  (3) The Company may have insufficient staff in the accounting and financial reporting departments to meet the needs of Sarbanes-Oxley Section 404 standards by June 2006

                  (4) The Company replaced its core banking software application during the summer of 2004. The core banking system is now out-sourced to a service bureau whereas previously the bank maintained the core banking system in house. During the transition and for a period afterwards it was necessary to give certain members of senior management additional access rights for training and the transition requirements in the new system. In March 2005, access rights for the banking software were revised and access rights were reassigned to levels appropriate for a routine operating environment. The controls in the new core banking application in place today are significantly better than the overall control levels in the system that was replaced.

                  Management has begun implementing plans to address each of items 1-3, further improving on the systems and procedures already in place. Management believes that its plans with respect to each of these items will be completed and implemented in the second quarter of 2005.


                  With respect to policies and procedures for the Quarterly Report on Form 10-Q, management notes that it uses a checklist prepared by the American Institute of Certified Public Accountants to assist in the preparation of SEC reports and that it maintains a reference library of SEC and accounting handbooks. Management is implementing plans to further formalize its procedures and expects to complete and implement this in the second quarter of 2005.

                  Management believes that the Company's general ledger and core processing systems for each entity in the consolidation are effective and are consistent with systems used by others in our industry. We have evaluated our procedures and made changes to increase the automation and dual controls for preparing consolidated results.

                  Management believes that the current staff in the accounting and financial reporting is sufficient and properly trained to implement appropriate internal controls and to generate accurate financial statements. We continue to provide training and to document our systems and procedures to make sure that the Company is able to comply with the internal control report requirements by the applicable deadline.

         (b) Changes in Internal Controls. Except as described above, there were no significant changes in the Company's internal controls over financial reporting during the fourth quarter of the fiscal year ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting

Item 9B. - Recent Events

         On March 31, 2005, the Bank signed a Fourth Amendment to its Purchase Agreement dated September 14, 2002, with Lower Town Development Group, LLC, the developer of the site on which the Bank's current headquarters is located. The Purchase Agreement, as amended, contemplates that the Bank will purchase an office condominium from Lower Town Development Group, LLC, an entity affiliated with the current owner and lessor of the Bank's headquarters. The office condominium would be built on land currently occupied by the Bank's headquarters.

         The Bank has previously sold and leased back its headquarters facility at 959 Maiden Lane, Ann Arbor, Michigan. The purchaser of the property, an affiliate of Lower Town Development Group, L.L.C., owes the Bank a deferred payment of $200,000. Under the amended purchase agreement, if University Bank, in is sole discretion, can give notice on or before June 15, 2005 that it will vacate its 959 Maiden Lane, Ann Arbor, Michigan headquarters by August 1, 2005, then Lower Town Development Group, LLC agrees to pay University Bank $800,000. The $800,000 will be payable upon either (i) the closing of the construction financing pertaining to the office condominium project or (ii) by December 31, 2005, whichever occurs first. The amended purchase agreement provides that the purchase price for the new 10,000 square foot headquarters will be $2,000,000 instead of $1,800,000.

PART III.

Item 10. - Directors and Executive Officers of the Registrant

         The information required by this item is incorporated by reference herein from the portions of the Company's Proxy Statement for its 2004 Annual Meeting (the "Proxy Statement") to be under the captions:

         Election of Directors
         Executive Officers
         Section 16(a) Beneficial Ownership Reporting Compliance

We have adopted a Code of Ethics for all employees. A copy of the Code of Ethics is available upon request by writing to the Chief Financial Officer, University Bancorp, Inc.,959 Maiden Land, Ann Arbor, Michigan 48105.


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


The following table sets forth certain information regarding the above referenced equity compensation plan as of December 31, 2004.



                                              Equity Compensation Plan Information
                                                     (a)                   (b)                   (c)
                                                  Number of                                   Number of
                                               securities to be                          securities remaining
                                             issued upon exercise    Weighted-average    available for future
  Plan Category                                 of outstanding      exercise price of    ssuance under equity
                                             options, warrants and  outstanding options,   compensation plans
                                                  rights (1)       warrants and rights  (excluding securities
                                                                                         reflected in column (a))
Equity compensation
plans approved by
security holders                                   196,000                $1.69                   0
Equity compensation
plans not approved
by security holders                                   0                     NA                    0
      Total                                        196,000                $1.69                   0

(1) University Bancorp has not granted rights or warrants applicable to this chart.

Item 13. - Certain Relationships and Related Transactions

         The information required by this item is incorporated by reference herein from the portion of the Company's Proxy Statement to be under the caption:

         Certain Relationships and Related Transactions

ITEM 14: Principal Accountant Fees and Services.

        Information relating to principal accountant fees and services is contained on page 20, under the caption "Independent Public Accountants" in the University Bancorp, Inc. definitive Proxy Statement dated April 30, 2005, relating to the 2004 Annual Meeting of Stockholders and the information within that section is incorporated by reference.

PART IV.

Item 15. - Exhibits, Financial Statement Schedules

(a) Index of Financial Statements:
                  The following statements are filed as part of this Report:

                  Audited consolidated balance sheets as of December 31, 2004 and December 31, 2003, and consolidated statements of operations, comprehensive (loss) income, stockholders' equity and cash flows for the years ended December 31, 2004, 2003, and 2002 of the Company.


         (b) Schedules to the consolidated financial statements required by
         Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

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

         23.1 Reports of Independent Auditors, Richard C. Woodbury, P.C., dated February 25, 2005 regarding Midwest Loan Services, Inc.

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


                              UNIVERSITY BANCORP, INC.


                              By:      /s/Stephen Lange Ranzini
                                       Stephen Lange Ranzini,
                                       President and Chief Executive Officer
                              Date:    March 29, 2005
                                            By:      /s/Nicholas K. Fortson
                                       Chief Financial Officer
                              Date:    March 29, 2005

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                        Title                        Date

/s/Stephen Lange Ranzini            Director, President          March 29, 2005
------------------------
Stephen Lange Ranzini

/s/Robert Goldthorpe                Director, Chairman           March 29, 2005
--------------------
Robert Goldthorpe

/s/Gary Baker                       Director                     March 29, 2005
-------------
Gary Baker

/s/Michael Talley                   Director                     March 29, 2005
-----------------
Michael Talley

/s/Dr. Joseph L. Ranzini            Director                     March 29, 2005
------------------------
Dr. Joseph Lange Ranzini

/s/Paul Lange Ranzini               Director                     March 29, 2005
---------------------
Paul Lange Ranzini

/s/Charles McDowell                 Director                     March 29, 2005
-------------------
Charles McDowell



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

21       Subsidiaries of Registrant.                                                      79

23.1     Reports of Independent Auditors, Richard C. Woodbury, P.C., dated
         February 25, 2005 regarding Midwest Loan Services, Inc.                          80

23.2     Consent of Grant Thornton, LLP, Independent Registered Public  Accounting
              Firm                                                                        81

23.3     Consent of Richard C. Woodbury, P.C., Independent
              Registered Public Accounting Firm                                           82


31.3        Certification pursuant to Section 302 of the Sarbanes-Oxley
               Act of 2002                                                                83

31.4     Certification pursuant to Section 302 of the Sarbanes-Oxley
               Act of 2002                                                                84

32.2     Certificate of the Chief Executive Officer and of University
          Bancorp, Inc. pursuant to 18 U.S.C. Section 1350, as adopted
          pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.                      85

32.2     Certificate of the Chief Financial Officer of University
          Bancorp, Inc. pursuant to 18 U.S.C. Section 1350, as adopted
          pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.                      86


                     Exhibit 21. Subsidiaries of Registrant.

         University Bank, a Michigan state chartered bank.

         University Insurance & Investment Services, Inc., a Michigan Corporation (100% owned by Bank)

         Midwest Loan Services, Inc., a Michigan Corporation (80% owned by University Bank)

EXHIBIT 23.1
                            Richard C. Woodbury, P.C.
                           Certified Public Accountant
                             20017 E. Sharon Avenue
                             Houghton, MI 49931-1904
                             ----------------------
                              Phone: (906) 482-1305
                               Fax: (906) 482-9555
                      Email: rwoodbury@charterinternet.com
                             Website: www.rcwpc.com
                          INDEPENDENT AUDITOR'S REPORT

         Board of Directors
         Midwest Loan Services, Inc.
         Houghton, MI  49931

         We have audited the accompanying balance sheet of Midwest Loan Services, Inc., as of December 31, 2004 and 2003, and the related statements of income, retained earnings, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Governmental Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Midwest Loan Services Inc. as of December 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

         In accordance with Government Auditing Standards, we have also issued our report dated February 26, 2004, on our consideration of Midwest Loan Services, Inc., internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts, and grants. Those reports are an integral part of the audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

         The accompanying supplemental information (shown on pages 18-24) is presented for the purposes of additional analysis and is not a required part of the basic financial statements of Midwest Loan Services Inc. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, In our opinion, is fairly stated, in all material respects, in relation to the financial statements taken as a whole.




         Richard C. Woodbury, CPA
         February 25, 2005

EXHIBIT 23.2

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


We have issued our report dated March 29, 2005 accompanying the consolidated financial statements incorporated by reference in the annual report of University Bancorp, Inc. on Form 10-K for the year ended December 31, 2004. We hereby consent to the incorporation by reference of said report in the Registration Statement of University Bancorp, Inc. on Form S-8 (File No. 333-109930 ) effective October 23, 2003.


/S/ GRANT THORNTON LLP


Southfield, Michigan
April 13, 2005

EXHIBIT 23.3

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUTING FIRM

We have issued our report dated February 25, 2005 accompanying the consolidated financial statements incorporated by reference in the annual report of University Bancorp, Inc. on Form 10-K for the year ended December 31, 2004. We hereby consent to the incorporation by reference of said report in the Registration Statement of University Bancorp, Inc. on form S-8 (File No. 333-10993) effective October 23, 2003.

/S/ Richard C. Woodbury, P.C., CPA


Houghton, Michigan
April 13,  2005

Exhibit 31.1
                           FORM 10-K 302 CERTIFICATION
                                        I
I, Stephen Ranzini certify that:

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

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of the annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a. all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting. s; and

     Date:    March 29, 2005             /s/Stephen Lange Ranzini
           ------------------             ----------------------------------
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

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

d) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

e) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

f) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of the annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

6. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a. all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting. s; and

     Date:    March 29, 2005             /s/Nicholas K. Fortson
           ------------------             ----------------------
                                            Nicholas K. Fortson
                                            Chief Financial Officer

     Exhibit 32.1










                             CERTIFICATION PURSUANT
                           TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of University Bancorp, Inc. (the "Registrant") on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on March 29, 2005, hereof (the "Report"), the undersigned officers certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:
(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.




                                     University Bancorp, Inc


Date:    March 29, 2005              By:   /s/ Stephen Lange Ranzini
      ------------------                   --------------------------
                                           Stephen Lange Ranzini
                                           President and Chief Executive Officer

     Exhibit 32.2


                             CERTIFICATION PURSUANT
                           TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the annual report of University Bancorp, Inc. (the "Registrant") on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on March 29, 2005, hereof (the "Report"), the undersigned officers certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:
(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and



(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.





                                 University Bancorp, Inc



Date:    March 29, 2005         By:    /s/ Nicholas K. Fortson
                                       -----------------------
                                       Nicholas K. Fortson
                                       Chief Financial Officer