Form 10-Q
period 2005-03-31
UNIVERSITY BANCORP INC /DE/
filed 2005-05-23
CIK 811211

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

(Mark One)

    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2005

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

   Common Stock, $0.01 par value outstanding at April 30, 2005: 4,143,878 shares page 1 of 28 pages

                                    FORM 10-Q

                                TABLE OF CONTENTS


PART I - Financial Information


Item 1. Unaudited Financial Statements                                PAGE
                                                                      ----
         Consolidated Balance Sheets                                   3
         Consolidated Statements of Operations                         5
         Consolidated Statement of Comprehensive Income (loss)         7
         Consolidated Statements of Cash Flows                         8
         Notes to the Consolidated Financial Statements                10

Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations                 12

         Summary                                                       12
         Results of Operations                                         13
         Capital Resources                                             17
         Liquidity                                                     18

Item 3. Quantitative and Qualitative Disclosures about
           Market Risk                                                 19

Item 4. Controls and Procedures                                        21

PART II - Other Information

         Item 1. Legal Proceedings                                     21
         Item 5. Other Information                                     21
         Item 6. Exhibits & Reports on Form 8-K                        21

Signatures                                                             22
Exhibits                                                               24




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



Part I. - Financial Information
Item 1.- Financial Statements

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                March 31, 2005 (Unaudited) and December 31, 2004


                                                                            March 31,            December 31,
ASSETS                                                                         2005                  2004
                                                                          -----------------    -----------------
Cash and due from banks                                                      $    2,484,885       $    1,731,569
Securities available for sale, at market                                          1,050,670            1,106,607
Federal Home Loan Bank Stock                                                        931,500              921,700
Loans held for sale, at the lower of cost or market                               1,287,171              846,400
Loans                                                                            43,591,493           42,999,800
Allowance for loan losses                                                         (349,909)            (353,124)
                                                                           -----------------   -----------------
     Loans, net                                                                  43,241,584           42,646,676

Premises and equipment, net                                                         912,056              946,704
Mortgage servicing rights, net                                                    1,236,859            1,097,786
Real estate owned, net                                                              435,512              534,043
Accounts receivable                                                                  47,606               30,949
Accrued interest receivable                                                         175,623              148,344
Prepaid expenses                                                                    249,673              250,249
Goodwill                                                                            103,914              103,914
Other assets                                                                        382,927              420,757
                                                                           -----------------    -----------------
      TOTAL ASSETS                                                           $   52,539,980       $   50,785,698
                                                                           =================    =================

                                                                 -Continued-



                            UNIVERSITY BANCORP, INC.
                     Consolidated Balance Sheets (continued)
                March 31, 2005 (Unaudited) and December 31, 2004

                                                                              March 31,            December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                            2005                  2004
                                                                           -----------------    -----------------
Liabilities:
Deposits:
  Demand - non interest bearing                                              $   2,495,386        $    3,047,397
  Demand - interest bearing                                                      29,854,273           28,600,355
  Savings                                                                           505,633              499,865
  Time                                                                           15,455,148           12,440,182
                                                                           -----------------    -----------------
     Total Deposits                                                              48,310,440           44,587,799
Short term borrowings                                                                     0            2,416,000
Long term borrowings                                                                      0               34,000
Accounts payable                                                                    296,511              115,230
Accrued interest payable                                                             55,648               50,296
Other liabilities                                                                   207,103              140,629
                                                                           -----------------    -----------------
     Total Liabilities                                                           48,869,702           47,343,954
Minority Interest                                                                   462,919              440,118
Stockholders' equity:
  Preferred stock, $0.001 par value;
    $1,000  liquidation value;
     Authorized - 500,000 shares;                                                      -                    -
   Common stock, $0.01 par value;
    Authorized - 5,000,000 shares;
    Issued - 4,264,062 shares in 2005 and
         4,240,641 shares in 2004                                                    42,642               42,406
  Additional paid-in-capital                                                      5,876,095            5,841,331
  Accumulated deficit                                                            (2,326,359          (2,490,224)
  Treasury stock - 115,184 shares in 2005
    and 2004                                                                      (340,530)            (340,530)
  Accumulated other comprehensive loss,
    unrealized losses on securities
    available for sale, net                                                        (44,489)             (51,357)
                                                                           -----------------    -----------------
     Total Stockholders' Equity                                                   3,207,359            3,001,626
                                                                           -----------------    -----------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $   52,539,980       $   50,785,698
                                                                           =================    =================
The accompanying notes are an integral part of the consolidated financial statements.





                                         UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                                           Consolidated Statements of Operations
                           For the Three Month Periods Ended March 31, 2005 and 2004 (Unaudited)


                                                                                  2005                2004
                                                                           -----------------    -----------------
Interest income:
  Interest and fees on loans                                                 $      785,395       $      595,410
  Interest and dividends on securities:
   U.S. Government agencies                                                           1,747               20,447
   Other securities                                                                   9,922               19,001
  Interest on federal funds and other                                                 4,580                  183
                                                                           -----------------    -----------------
     Total interest income                                                          801,644              635,041
                                                                           -----------------    -----------------
Interest expense:
  Interest on deposits:
   Demand deposits                                                                  116,558              106,102
   Savings deposits                                                                   1,244                1,174
   Time deposits                                                                     98,867               74,726
  Short term borrowings                                                               2,766                2,758
  Long term borrowings                                                                  332                1,857
                                                                           -----------------    -----------------
     Total interest expense                                                         219,767              186,617
                                                                           -----------------    -----------------
     Net interest income                                                            581,877              448,424
Provision for loan losses                                                            15,209               22,500
                                                                           -----------------    -----------------
     Net interest income after
       provision for loan losses                                                    566,668              425,924
                                                                           -----------------    -----------------
Other income:
  Loan servicing and subservicing fees                                              369,027              333,925
  Initial loan set-up and other fees                                                398,193              382,551
  Gain on sale of mortgage loans                                                    103,545               89,352
  Insurance and investment fee income                                                51,121               56,549
  Deposit service charges and fees                                                   23,585               25,550
  Other                                                                              77,759               75,963
                                                                           -----------------    -----------------
     Total other income                                                           1,023,230              963,890
                                                                           -----------------    -----------------

                                                        -Continued-


                                         UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                                     Consolidated Statements of Operations (continued)
                                 For the Three Month Periods Ended March 31, 2005 and 2004
                                                        (Unaudited)
                                                                                   2005               2004
                                                                           -----------------    -----------------
  Salaries and benefits                                                      $      741,886       $      724,143
  Occupancy, net                                                                    126,029              113,263
  Data processing and equipment                                                     138,432              124,085
  Legal and audit expense                                                            37,687               36,693
  Consultant fees                                                                    33,891               35,023
  Mortgage banking expense                                                           52,323               64,531
  Servicing rights amortization                                                       (854)              210,457
  Advertising                                                                        34,386               30,898
  Memberships and training                                                           26,516               25,399
  Travel and entertainment                                                           32,002               25,486
  Supplies and postage                                                               48,993               45,228
  Insurance                                                                          34,658               32,351
  Other operating expenses                                                          120,084              106,785
                                                                           -----------------    -----------------
     Total other expenses                                                         1,426,033            1,574,342
                                                                           -----------------    -----------------
Income (loss) before income taxes                                                   163,865             (184,528)
                                                                           -----------------    -----------------
Income tax expense (benefit)                                                           -                    -
                                                                           -----------------    -----------------
      Net income (loss)                                                      $      163,865       $     (184,528)
                                                                           =================    =================
Basic and diluted income (loss)
   per common share                                                          $         0.04       $       (0.05)
                                                                           =================    ==================
Weighted average shares outstanding -Basic                                        4,138,849            4,058,108
                                                                           =================    =================
Weighted average shares outstanding -Diluted                                      4,177,787            4,058,108
                                                                           =================    =================

See accompanying notes to consolidated financial statements (unaudited).

                                       6

                            UNIVERSITY BANCORP, INC.
             Consolidated Statements of Comprehensive Income (Loss)
            For the Three Month Periods Ended March 31, 2005 and 2004
                                   (Unaudited)

                                                          2005            2004
                                                        ---------     ----------
Net income (loss)                                       $163,865      $(184,528)
Other comprehensive income (loss):
          Unrealized gains/(losses) on securities
            available for sale                             6,868          22,301
          Less:  reclassification adjustment
            for accumulated (losses)/gains
            included in net income (loss)                    -             1,311
                                                        ---------      ---------
         Other comprehensive income/(loss),
                before tax effect                          6,868          23,612
         Income tax expense (benefit)                       -               -
         Other comprehensive income (loss),
                net of tax                                 6,868          23,612
                                                        ---------     ----------
Comprehensive income(loss)                              $ 170,733     $(160,916)
                                                        =========     ==========

See accompanying notes to consolidated financial statements (unaudited).




                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                         Consolidated Statements of Cash
         Flows For the three month periods ended March 31, 2005 and 2004
                                   (Unaudited)
                                                                                 2005                2004
                                                                           -----------------    -----------------
Cash flow from operating activities:
Net income (loss)                                                            $      163,865       $     (184,528)
Adjustments to reconcile net income (loss) to net cash from Operating Activities:
    Depreciation                                                                     83,471                53,848
    Amortization                                                                      (854)               235,457
    Provision for loan losses                                                        15,209                22,500
    Net gain on sale of securities                                                     -                   (1,311)
    Gain on mortgage loan sales                                                   (103,545)               (89,352)
    Gain on the sale and leaseback of premises                                    (184,873)                  -
    Loss on other real estate owned                                                  10,036                  -
    Originations of mortgage loans                                             (13,300,492)           (12,019,905)
    Proceeds from mortgage loans sales                                           12,963,266             11,373,465
    Net accretion on investment securities                                            4,468               (12,482)
    Change in:
      Real estate owned                                                                -                     -
      Other assets                                                                 (92,488)                 9,801
      Other liabilities                                                             399,720             (120,906)
                                                                           -----------------    -----------------
     Net cash (used in) provided by operating activities                           (42,217)             (733,413)
                                                                           -----------------    -----------------
Cash flow from investing activities:
      Purchase of investment securities                                                -                  (7,388)
      Proceeds from maturities/paydowns of
        investment securites                                                         58,337               109,384
      Proceeds from sales of investment securities                                     -                    7,006
      Proceeds from sale of other real estate owned                                 379,521                  -
      Loans granted, net of repayments                                            (901,143)             (438,729)
      Premises and equipment expenditures                                          (48,823)              (82,041)
                                                                           -----------------    -----------------
       Net cash used in investing activities                                      (512,108)             (411,171)
                                                                           -----------------    -----------------

                                     -Continued-







                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                         Consolidated Statements of Cash
         Flows For the three month periods ended March 31, 2005 and 2004
                                   (Unaudited)
                                                                                 2005                2004
                                                                           -----------------    -----------------
Cash flow used in financing activities:
      Net (decrease) increase in deposits                                         3,722,641           (1,207,737)
      Net (decrease) in short term borrowings                                   (2,416,000)             1,870,500
      Principal payments on long term borrowings                                   (34,000)              (33,000)
      Issuance of common stock                                                       35,000               123,000
                                                                           -----------------    -----------------
       Net cash provided by financing activities                                  1,307,641               752,763
                                                                           -----------------    -----------------
      Net change in cash and cash equivalents                                       753,316             (391,821)
Cash and cash equivalents:
     Beginning of period                                                          1,731,569             2,171,189
                                                                           -----------------    -----------------
     End of period                                                           $    2,484,885       $     1,779,368
                                                                           =================    =================

    Supplemental disclosure of cash flow information:
      Cash paid for interest                                                 $      214,415       $       190,571
Supplemental disclosure of non-cash transactions:
      Mortgage loans converted to other real estate owned                    $      291,026       $       379,650
      Michigan BIDCO Preferred stock exchanged for a 7.5%
      promissory note                                                        $            0       $       600,000
See accompanying notes to consolidated financial statements (unaudited).


                            UNIVERSITY BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) General

         See Note 1 of the Financial Statements incorporated by reference in the Company's 2004 Annual Report on Form 10-K for a summary of the Company's significant accounting policies.

         The unaudited financial statements included herein were prepared from the books of the Company in accordance with generally accepted accounting principles and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company's 2004 Annual Report on Form 10-K. The current interim periods reported herein are included in the fiscal year subject to independent audit at the end of the year.

         Basic Earnings per share are calculated based on the weighted average number of common shares outstanding during each period as follows: 4,138,849 and 4,058,108 for the three months ended March 31, 2005 and 2004, respectively.

(2) Investment Securities

         The Bank's available-for-sale securities portfolio at March 31, 2005 had a net unrealized loss of $44,489 as compared with a net unrealized loss of approximately $51,356 at December 31, 2004.

Securities available for sale at March 31, 2005:

                            Amortized Unrealized Fair
                                    Cost         Gains     Losses       Value
   U.S. agency mortgage-backed
      securities                 $1,095,159    $   -      $(44,489)  $1,050,670
                                 ==========    ========   =========  ==========


Securities available for sale at December 31, 2004

                            Amortized Unrealized Fair
                                    Cost         Gains      Losses       Value
   U.S. agency mortgage-backed
       securities                $1,157,964    $   -      $(51,356)  $1,106,607
                                 ===========   ========   =========  ==========

(3) Stock options

At March 31, 2005, the Company has a stock-based employee compensation plan. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. As new options granted were only 0 and 48,000 during the quarters ended March 31, 2005 and 2004, the effect on net income (loss) and earnings
(loss) per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123(R), Accounting for Share-Based Compensation to stock-based employee compensation was less than $.01 per share in each of the periods presented. In December 2002, SFAS No. 148, "Stock-Based Compensation," was issued, which requires that the Company illustrate the effect on net income and earnings per share if it had applied the fair value principles included in SFAS No. 123 for both annual and interim financial statements. Accordingly, if the Company had elected to recognize compensation cost based on the fair value of the options at grant date, the Company's earnings and earnings per share from continuing operations, assuming dilution, for the three month periods ended March 31, 2005 and 2004 would have been the pro forma amounts indicated below:


                                                Three months ended March 31,
                                                    2005              2004

     Net earnings:
     As reported                                   $163,865       ($184,528)
     Compensation expense                                 0            1,370
        Pro forma                                  $163,865       ($185,898)
     Net earnings per share:
     As reported:
        Basic                                         $0.04          ($0.05)
        Diluted                                       $0.04          ($0.05)

    Pro forma:
        Basic                                         $0.04          ($0.05)
        Diluted                                       $0.04          ($0.05)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This report contains certain forward-looking statements which reflect the Company's expectation or belief concerning future events that involve risks and uncertainties. Among others, certain forward looking statements relate to the continued growth of various aspects of the Company's community banking, merchant banking, mortgage banking and investment activities, and the nature and adequacy of allowances for loan losses. The Company can give no assurance that the expectations reflected in forward-looking statements will prove correct. Various factors could cause results to differ materially from the Company's expectations. Among these factors are those referred to in the introduction to the Company's Management Discussion and Analysis of Financial Condition and Results of Operations which appear as Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which should be read in conjunction with this Report.

         The above cautionary statement is for the purpose of qualifying for the "safe harbor" provisions of Section 21E of the Securities Exchange Act of 1934.

SUMMARY

         Net income for the Company for the first quarter of 2005 was $163,865, versus a net loss of $184,528 for the same period last year. Community Banking broke even during the current year's first quarter of 2005 as opposed to loss of $53,000 in the prior year. The reduced loss is attributed to management's actions to reduce operating expenses, improve the net interest margin and improve asset quality. Midwest Loan Services, the Bank's subsidiary, reported net income of $150,000 for the three months period March 31, 2005 as opposed to a net loss of $115,000 in the same period in 2004. Operationally, Midwest has reduced costs while increasing servicing and origination income. Midwest's portfolio of mortgage subservicing grew 7.9% in the first quarter of 2005 and is now 20.7% higher than at the end of the first quarter of 2004. Mortgage rates in 2005 increased as compared with December 31, 2004. As a result, the value of the mortgage servicing rights portfolio increased to a point where previous charges for impairment were reduced by approximately $90,000. In the three months ended March 31, 2004, management recorded an impairment in the mortgage servicing rights of $156,000 due to a drop in mortgage rates during March 2004.

         The following table summarizes the net income (loss) of each profit center of the Company for the three months ended March 31, 2005 and 2004 (in thousands):

                                                    2005            2004
                                                    ----            ----

         Community Banking                         $ -            $ (53)
         Midwest Loan Services                      150             (115)
         Corporate Office                            14              (17)
                                                  ------          -------
         Total                                    $ 164           $ (185)
                                                  ======          =======

RESULTS OF OPERATIONS

Net Interest Income

         Net interest income increased 29.8% to $581,877 for the three months ended March 31, 2005 from $448,424 for the three months ended March 31, 2004. Net interest income rose primarily because of an increase in earning assets and an increased in rates on those assets exceeding the increase on rates paid on interest bearing liabilities. The net interest spread increased to 5.01% in 2005 from 4.57% in 2004.

Interest income

         Interest income increased 26.2% to $801,644 in the quarter ended March 31, 2005 from $635,041 in the quarter ended March 31, 2004. An increase in earning assets of $7,979,929 was a major factor in the increase in interest income. The average volume of interest earning assets increased to $47,113,268 in the 2005 period from $39,411,303 in the 2004 period. Additionally, the first quarter of 2005 saw an increased in the prime rate. The overall yield on total interest bearing assets was 6.90% in 2005 as compared to 6.46% in the same period in 2004.

Interest Expense

         Interest expense increased 17.8% to $219,767 in the three months ended March 31, 2005 from $186,617 in the 2004 period. The increase was due to an increase in rates paid on interest bearing liabilities and in increase in volume. The cost of funds increased to 1.99% in the 2005 period from 1.82% in the 2004 period.




MONTHLY AVERAGE BALANCE SHEET AND INTEREST MARGIN ANALYSIS

         The following table summarizes monthly average balances, revenues from earning assets, expenses of interest bearing liabilities, their associated yield or cost and the net return on earning assets for the three months ended March
31, 2005 and 2004.

                                                    Three Months Ended                              Three Months Ended
                                                       March 31, 2005                                   March 31, 2004
                                             Average         Interest      Average           Average         Interest      Average
                                             Balance         Inc(Exp)     Yield (1)          Balance         Inc(Exp)     Yield (1)
Interest Earning Assets:
   Commercial Loans                            $17,016,061      $361,644        8.62%          $16,962,760      $292,288       6.91%
   Real Estate Loans                            25,152,667       383,549        6.18%           17,369,982       262,589       6.06%
   Installment/Consumer Loans                    2,044,736        40,202        7.97%            1,900,793        40,533       8.55%
      Total Loans                               44,213,464       785,395        7.20%           36,233,535       595,410       6.59%

   Investment Securities                         2,016,554        11,669        2.35%            3,027,939        39,448       5.23%
   Federal Funds & Bank
     Deposits                                      883,250         4,580        2.10%              149,829           183       0.49%

      Total Interest Bearing
        Assets                                  47,113,268       801,644        6.90%           39,411,303       635,041       6.46%

Interest Bearing Liabilities:
   Demand Deposits                               8,964,321        22,111        1.00%            6,501,858        14,298       0.88%
   Savings Deposits                                507,965         1,244        0.99%              402,200         1,174       1.17%
   Time Deposits                                13,818,080        98,867        2.90%           13,658,810        74,726       2.19%
   Money Market Accts                           20,874,448        94,447        1.83%           19,600,250        91,804       1.88%
   Short-term Borrowings                           628,561         2,766        1.78%              828,349         2,758       1.34%
   Long-term Borrowings                             17,000           332        7.92%              149,500         1,857       4.98%
    Total Interest Bearing Liabilities          44,810,375       219,767        1.99%           41,140,967       186,617       1.82%

Net Earning Assets, net interest
income, and
interest rate spread                            $2,302,893      $581,877        4.91%           $(1,729,664)    $448,426       4.65%

Net Interest Margin                                                             5.01%                                          4.57%

(1) Yield is annualized.
                                       14

Allowance for Loan Losses

         The provision to the allowance for loan losses was $15,209 for the quarters ended March 31, 2005 and $22,500 for the same period ended in 2004. Net charge-offs totaled $18,424 for the three months period ended March 31, 2005 as compared to $(45,278) for the same period in 2004. Illustrated below is the activity within the allowance for the quarters ended March 31 2005 and 2004:

                                     2005            2004
                                     ----            ----
Balance, January 1               $ 353,124       $ 454,118
Provision for loan losses           15,209          22,500
Loan charge-offs                  (20,399)          -
Recoveries                           1,975          45,278
                                 ---------       ----------
Balance, March 31                $ 349,909       $ 521,896
                                 =========       ==========


                                At March 31, 2005    At December 31, 2004
                                -----------------    --------------------
Total loans (1)                 $43,591,493            $42,999,800
Reserve for loan losses           $349,909               $ 353,124
Reserve/Loans % (1)                  0.80%                   0.82%




         The Bank's overall loan portfolio is geographically concentrated in Ann Arbor, Michigan and the future performance of these loans is dependent upon the performance of a relatively limited geographical area.

The following schedule summarizes the Company's non-performing assets:

                               At March 31, 2005     At December 31, 2004
                               -----------------     --------------------
Past due 90 days and over
 and still accruing (1):
  Real estate                   $      -              $      -
  Installment                          -                 36,226
  Commercial                           -                334,883
                                ---------              --------
    Subtotal                           -                371,109

Nonaccrual loans (1):
  Real estate/construction
    loans                         211,387               591,791
  Installment                          -                 16,739
  Commercial                       66,550                39,490
                                ---------              --------
    Subtotal                      277,937               648,020
                                ---------              --------
Other real estate owned           435,512               534,043
                                ---------            ----------
Total nonperforming assets      $ 713,449            $1,553,172
                                =========            ==========

                               At March 31, 2005     At December 31, 2004
                               ---------------       --------------------

Ratio of non-performing
assets to total loans(1)            1.64%                     4.40%
                                 ========                  =========

Ratio of loans past due
over 90 days and
non-accrual loans to loan
loss reserve                        79%                       289%
                                 ========                  =========

(1) Excludes loans held for sale which are valued at fair market value.

         Management believes that the allowance for loan losses is adequate to absorb losses inherent in the loan portfolio, although the ultimate adequacy of the allowance for loan losses is dependent upon future economic factors beyond our control. A downturn in the general nationwide or regional economy will tend to aggravate, for example, the problems of local loan customers currently facing some difficulties. A general nationwide business expansion could result in fewer loan customers being unable to repay their loans. The percentage of the loan loss reserve to loans has gone down from yearend and previous periods due to a significant decrease in non-performing assets. Management has directed significant attention to resolving and liquidating non-performing assets.

         Other real estate owned decreased from $534,043 at December 31, 2004 to $435,512 at March 31, 2005. Subsequent to March 21, 2005, substantial progress was made in resolving non-performing assets, including real estate owned. As of May 10, 2005, two properties with a caring cost of over $330,000 are under contract to sell before the end of the second quarter. Significant effort is being made to liquidate the remaining 2 properties. It is management's intent to liquidate these properties for fair value as quickly as possible. In the aggregate no losses are expected if all the properties are sold in a reasonable time frame.



Non-Interest Income

         Total non-interest income increased 6.2% to $1,023,230 for the three months ended March 31, 2005 from $963,890 for the three months ended March 31, 2004. The increase was primarily due to higher mortgage servicing and loan origination activity.


         At March 31, 2005, Midwest was subservicing 19,670 mortgages, an increase of 7.9 % from 18,233 mortgages subserviced at December 31, 2004.


Non-Interest Expense

         Non-interest expense decreased 9.4% to $1,426,033 in the three months ended March 31, 2005 from $1,574,342 for the three months ended March 31, 2004. The decrease was due principally to lower amortization expense of the mortgage servincing rights in the three month period ended March 31, 2005 as compared to the prior year. At March 31, 2005 the Bank and Midwest owned the rights to service mortgages for other institutions, most of which was owned by Midwest.

The balance of mortgages serviced for these institutions was approximately $128 million. The carrying value of these servicing rights was $1,287,171 at March 31, 2005. Market interest rate conditions can quickly affect the value of mortgage servicing rights in a positive or negative fashion, as long-term interest rates rise and fall. The amortization of these rights is based upon the level of principal pay downs received and expected prepayments of the mortgage loans. Mortgage rates in 2005 increased as compared with December 31, 2004. As a result, the value of the mortgage servicing rights portfolio increased to a point where previous charges for impairment were reduced by approximately $90,000. In the three months ended March 31, 2004, management recorded an impairment in the mortgage servicing rights of $156,000 due to a drop in the mortgage rates during March 2004.

Income Taxes

      Income tax expense (benefit) was $0 in 2005 and 2004. The effective tax rate was 0% for both three month periods ended March 31 due to existence of loss carryforwards resulting from prior years net operating losses. Future tax benefits have not been recognized as their realization is not considered more likely than not.

Capital Resources

         The table below sets forth the Bank's risk based assets, capital ratios and risk-based capital ratios of the Bank. At March 31, 2005, the Bank was considered "well-capitalized".


                                                          March 31, 2005
           TIER 1 CAPITAL                                  (in $000s)
 Total Equity Capital                                       $3,020
 Less: Unrealized losses on available-for-Sale
       Securities                                             (44)
 Plus: Minority Interest                                       462
 Less: Other identifiable Intangible Assets                    228
 Total Tier 1 Capital                                        3,422
           TIER 2 CAPITAL
 Allowance for loans & Lease losses                            350
 Less: Excess Allowance                                         -
 Total Tier 2 Capital                                          350
 Total Tier 1 & Tier 2 Capital                              $3,648
                      CAPITAL RATIOS
 Tier 1/Total Average Assets of $50,750                      6.50%
 Tier 1/Total Risk-Weighted Assets of $37,385                8.85%
 Tier 1 & 2/Total Risk-Weighted Assets of $37,385            9.76%

         Subsequent to March 31, 2005, University Bancorp sold $217,500 of 9%, seven year pay-in-kind preferred stock. Two hundred thousand dollars of the amount raised was invested into University Bank to raise its capital levels to support its ongoing growth.

Liquidity

         Bank Liquidity. The Bank's primary sources of liquidity are customer deposits, scheduled amortization and prepayments of loan principal, cash flow from operations, maturities of various investments, borrowings from correspondent lenders secured by securities, residential mortgage loans and/or commercial loans. In addition, the Bank invests in overnight federal funds. At March 31, 2005, the Bank had cash and cash equivalents of $2,484,885. The Bank has a line of credit for $4.0 million from the Federal Home Loan Bank of Indianapolis secured by investment securities and residential mortgage loans and a line of credit for $5.4 million from the Federal Reserve Bank of Chicago secured by commercial loans. In order to bolster liquidity from time to time, the Bank also sells brokered time deposits. At March 31, 2005, the Bank had $6.3 million of these deposits outstanding.

         Bancorp Liquidity. In an effort to maintain the Bank's Tier 1 capital to assets ratio above current levels and to increase capital through retained earnings, management does not expect that the Bank will pay dividends to the Company during 2005.

         At March 31, 2005, $0 in debt was outstanding as compared to $133,000 at March 31, 2004. At March 31, 2005, Bancorp had $2,947 in cash and investments on hand to meet its working capital needs. Subsequent to March 31, 2005, Bancorp raised $217,500 in 9%, seven year pay in kind preferred stock.


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

     The Bank performs a static gap analysis which has limited value as a simulation because of competitive and other influences that are beyond the control of the Bank. The table on the following page details the Bank's interest sensitivity gap between interest-earning assets and interest-bearing liabilities at March 31, 2005. The table is based upon various assumptions of management which may not necessarily reflect future experience. As a result, certain assets and liabilities indicated in the table as maturing or re-pricing within a stated period may, in fact, mature or re-price in other periods or at different volumes. The one-year static gap position at March 31, 2005 was estimated to be ($12,638,000) or -24.05%.

         In addition, management prepares an estimate of sensitivity to immediate changes in short term interest rates. At March 31, 2005, the following impact was estimated on net interest margin in the 12 months following an immediate movement of interest rates:

                                                    Effect on Net
                                    Rate Change    Interest Margin
                                       -1.00%         2.31%
                                       -3.00%         6.93%
                                       +1.00%        -1.39%
                                       +3.00%        -4.17%



                          Asset/Liability Position Analysis as of March 31, 2005
                                          (Dollar amounts in Thousands)
                                             Maturing or Repricing in

                                            3 Mos      91 Days to         1 - 3     3 - 5       Over 5     ALL
ASSETS                                      Or Less       1 Year          Years     Years       Years      Other       Total
------                                      -------       ------          -----     -----       -----      -----       -----
    Loans - net                            $ 11,873     $ 2,428       $ 8,268      $19,721    $ 2,311    $ (350)      $44,251
    Non-accrual loans                                         -             -            -          -        278          278
    Securities                                  100         500             -            -        451          -        1,051
    Other assets                                932           -             -            -          -      3,543        4,475
    Cash and Due from
      Banks                                   1,005           -             -            -          -      1,480        2,485
                                      ---------------------------------------------------------------------------------------------
      Total assets                           13,910       2,928         8,268       19,721      2,762      4.951       52,540
                                      ---------------------------------------------------------------------------------------------

LIABILITIES
-----------
    Time deposits                             4,952       7,275         2,355          609        264          -       15,455
    Demand -interest
      Bearing                                 8,625       8,624         9,685        2,920          -          -       29,854
    Demand - non interest                         -           -             -            -          -      2,495        2,495
    Savings                                       -           -           506            -          -          -          506
    Borrowings                                    -           -             -            -          -          -            -
    Other liabilities                             -           -             -            -          -      1,023        1,023
    Stockholders' equity                          -           -             -            -          -      3,207        3,207
                                      ---------------------------------------------------------------------------------------------
      Total liabilities                      13,577      15,899        12,546        3,529        264      6,725      $52,540
                                      ---------------------------------------------------------------------------------------------

Gap                                             334     (12,971)      (4,278)       16,192      2,498    (1,774)
                                      ---------------------------------------------------------------------------------------------
Cumulative gap                             $    334    $(12,638)    $(16,916)      $ (724)    $ 1,774       $ 0
                                      =============================================================================================
Gap percentage                                0.63%      -24.05%      -32.20%       -1.38%      3.38%      0.00%
                                      =============================================================================================


ITEM 4.  CONTROLS AND PROCEDURES


(a) Evaluation of Disclosure Controls and Procedures.


As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, which considered the material weaknesses mentioned above, the Chief Executive Officer and Chief Financial Officer concluded that the operation of these disclosure controls and procedures were effective for gathering, analyzing and disclosing information required to be disclosed in connection with the Company's filing of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2005. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


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


Item 5. Other information

                  None


Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.



         10.1 Material definitive agreement (Incorporated by reference to Exhibit 10.1 to the Company's report on Form 8K filed on April 15, 2005

         16.1     Change in Certifying Accountants (Incorporated by reference to
                  Exhibit 16.1 to the Company's report on Form 8K filed on May 16, 2005)

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



                                       UNIVERSITY BANCORP, INC.

Date:    May 23, 2005                 /s/ Stephen Lange Ranzini
                                      -------------------------
                                      Stephen Lange Ranzini
                                      President and Chief Executive Officer


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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report;

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


     Date: May 23, 2005                  /s/Stephen Lange Ranzini
                                          ----------------------------------
                                         Stephen Lange Ranzini
                                         President and Chief Executive Officer

                                  Exhibit 31.2
                             10-Q 302 CERTIFICATION

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report;

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.





     Date: May 23, 2005                  /s/Nicholas K. Fortson
                                          ----------------------
                                         Nicholas K. Fortson
                                         Chief Financial Officer

                                  Exhibit 32.1





                             CERTIFICATION PURSUANT
                           TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of University Bancorp, Inc. (the "Registrant") on Form 10-Q for the period ended March 31, 2005 as filed with the Securities and Exchange Commission on May 23, 2003, hereof (the "Report"), the undersigned officers certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that: (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.




                                        University Bancorp, Inc


Date:    May 23, 2005                   By:   /s/ Stephen Lange Ranzini
      ----------------                  --------------------------
                                        Stephen Lange Ranzini
                                        President and Chief Executive Officer

                                  Exhibit 32.2


                             CERTIFICATION PURSUANT
                           TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the quarterly report of University Bancorp, Inc. (the "Registrant") on Form 10-Q for the period ended March 31, 2005 as filed with the Securities and Exchange Commission on May 23, 2005, hereof (the "Report"), the undersigned officers certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:
(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and



(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.




                                      University Bancorp, Inc


Date:    May 23, 2005                 By: /s/ Nicholas K. Fortson
      ----------------                --------------------------
                                      Nicholas K. Fortson
                                      Chief Financial Officer