Form 10-Q
period 2005-06-30
UNIVERSITY BANCORP INC /DE/
filed 2005-08-15
CIK 811211

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

                  For the quarterly period ended June 30, 2005

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

   Common Stock, $0.01 par value outstanding at July 31, 2005 4,148,878 shares

                               Page 1 of 30 pages

                                    FORM 10-Q

                                TABLE OF CONTENTS


PART I - Financial Information


Item 1. Unaudited Financial Statements                                   PAGE
                                                                         ----
         Consolidated Balance Sheets                                        3
         Consolidated Statements of Operations                              5
         Consolidated Statement of Comprehensive Income (loss)              7
         Consolidated Statements of Cash Flows                              8
         Notes to Unaudited Consolidated Financial Statements              10

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     11
         Summary                                                           12
         Results of Operations                                             13
         Capital Resources                                                 19
         Liquidity                                                         20

Item 3.  Quantitative and Qualitative Disclosures about
           Market Risk                                                     20

Item 4.     Controls and Procedures                                        23

PART II - Other Information

         Item 1. Legal Proceedings                                         23
         Item 4. Submission of Matters to a vote of Security Holders       23
         Item 5. Other Information                                         24
         Item 6. Exhibits                                                  24

Signatures                                                                 25

Exhibit Index                                                              26



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



Part I. - Financial Information
Item 1.- Financial Statements

                                      UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                                             Consolidated Balance Sheets
                                   June 30, 2005 (Unaudited) and December 31, 2004

                                                                                 June 30, 2005           December 31, 2004
                                                                                 --------------          --------------
ASSETS
Cash and due from banks                                                          $    1,950,651          $    1,731,569
Securities available for sale, at market                                                977,307               1,106,607
Federal Home Loan Bank Stock                                                            941,200                 921,700
Loans held for sale, at the lower of cost or market                                   1,226,106                 846,400
Loans                                                                                43,812,714              42,999,800
Allowance for loan losses                                                             (358,234)               (353,124)
                                                                                 --------------          --------------
     Loans, net                                                                      43,454,480              42,646,676
Premises and equipment, net                                                           2,546,765                 946,704
Mortgage servicing rights, net                                                        1,113,074               1,097,786
Real estate owned, net                                                                  110,437                 534,043
Accounts receivable                                                                      28,854                  30,949
Accrued interest receivable                                                             181,236                 148,344
Prepaid expenses                                                                        276,885                 250,249
Goodwill, net                                                                           103,914                 103,914
Other assets                                                                            460,191                 420,757
                                                                                 --------------          --------------
      TOTAL ASSETS                                                               $   53,371,100          $   50,785,698
                                                                                 ==============          ==============

                                   -Continued-

                                        3



                                               UNIVERSITY BANCORP, INC.
                                        Consolidated Balance Sheets (continued)
                                    June 30, 2005 (Unaudited) and December 31, 2004

                                                                                 June 30, 2005           December 31, 2004
                                                                                 --------------          --------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
  Demand - non interest bearing                                                  $    2,796,925          $    3,047,397
  Demand - interest bearing                                                          29,386,937              28,600,355
  Savings                                                                               473,764                 499,865
  Time                                                                               14,565,617              12,440,182
                                                                                 --------------          --------------
     Total Deposits                                                                  47,223,243              44,587,799
Short term borrowings                                                                 1,832,845               2,416,000
Long term borrowings                                                                          0                  34,000
Accounts payable                                                                        207,384                 115,230
Accrued interest payable                                                                 90,975                  50,296
Other liabilities                                                                       179,076                 140,629
                                                                                 --------------          --------------
     Total Liabilities                                                               49,533,523              47,343,954
Minority Interest                                                                       450,484                 440,118
Stockholders' equity:
  Preferred stock, $0.001 par value;
    $1,000  liquidation value;
     Authorized - 500,000 shares;
     Issued - 22,750 shares in 2005                                                     227 500                     0
   Common stock, $0.01 par value;
   Authorized - 5,000,000 shares;
    Issued - 4,264,062 shares in 2005 and                                                42,641                  42,406
         4,240,641 shares in 2004                                                     5,876,096               5,841,331
  Accumulated deficit                                                               (2,389,521)             (2,490,224)
  Treasury stock - 115,184 shares at June 31, 2005 and
    December 31, 2004                                                                 (340,530)               (340,530)
  Accumulated other comprehensive loss,
    unrealized losses on securities available
    for sale, net                                                                      (29,093)                (51,357)
                                                                                 --------------          --------------
     Total Stockholders' Equity                                                       3,387,093               3,001,626
                                                                                 --------------          --------------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                                                      $   53,371,100          $   50,785,698
                                                                                 ==============          ==============

The accompanying notes are an integral part of the consolidated financial statements.
                                        4

                                           UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                                            Consolidated Statements of Operations
                                         For the Periods Ended June 30, 2005 and 2004
                                                        (Unaudited)

                                                               For the Three Month                   For the Six Month
                                                                 Period Ended                          Period Ended
                                                             2005             2004                2005                2004
                                                        ---------------  --------------    -------------------  ----------------
 Interest income:
   Interest and fees on loans                               $  788,452      $  615,561           $  1,573,846       $  1,210,971
   Interest on securities:
    U.S. Government agencies                                     6,998           8,659                  8,745            29,106
    Other securities                                             9,934          18,020                 19,856            37,021
   Interest on federal funds and other                           8,067             933                 12,647             1,116
                                                            ----------      ----------           ------------       -----------
      Total interest income                                    813,451         643,173              1,615,094         1,278,214
                                                            ----------      ----------           ------------       -----------
 Interest expense:
   Interest on deposits:
    Demand deposits                                            118,961          99,173                235,519           205,275
    Savings deposits                                             1,153           1,264                  2,397             2,438
    Time deposits                                              113,807          80,360                212,673           155,086
 Short term borrowings                                           5,427           2,407                  8,194             5,165
 Long term borrowings                                                0           1,177                    332             3,034
                                                            ----------      ----------           ------------       -----------
      Total interest expense                                   239,348         184,381                459,115           370,998
                                                            ----------      ----------           ------------       -----------
      Net interest income                                      574,103         458,792              1,155,979           907,216
 Provision for loan losses                                       2,000          22,500                 17,209            45,000
                                                            ----------      ----------           ------------       -----------
      Net interest income after
        provision for loan losses                              572,103         436,292              1,138,770           862,216
                                                            ----------      ----------           ------------       -----------
Other income:
   Loan servicing and sub-servicing
     fees                                                      444,554         347,923                813,580           681,848
   Initial loan set up and other fees                          346,430         508,175                744,623           890,726
   Gain on sale of mortgage loans                               92,900          69,036                196,444           158,388
   Insurance and investment fee income                          50,054          56,177                101,176           112,726
   Deposit service charges and fees                             26,393          28,869                 49,979            54,419
   Other                                                        61,900          61,901                139,660           137,865
                                                            ----------      ----------           ------------       -----------
      Total other income                                     1,022,231       1,072,082              2,045,462         2,035,972
                                                            ----------      ----------           ------------       -----------
                                   -Continued-

                                        5

                                           UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                                            Consolidated Statements of Operations
                                         For the Periods Ended June 30, 2005 and 2004
                                                        (Unaudited)


                                                              For the Three Month                   For the Six Month
                                                                 Period Ended                          Period Ended
                                                              2005               2004               2005              2004
                                                        ------------------  ----------------    --------------  -----------------
Other expenses:
  Salaries and benefits                                        $  738,443        $  715,916      $  1,480,330       $  1,440,059
  Occupancy, net                                                  105,303           100,476           231,332            213,739
  Data processing and equipment
    Expense                                                       141,193           138,835           279,625            262,920
  Legal and audit expense                                          51,122            47,537            88,809             84,230
  Consulting fees                                                  37,439            43,031            71,330             78,054
  Mortgage banking expense                                         68,217            70,298           120,540            134,829
  Servicing rights amortization                                   227,045            49,411           226,190            259,868
  Advertising                                                      35,440            32,747            69,826             63,645
  Memberships and training                                         35,937            41,640            62,453             67,039
  Travel and entertainment                                         34,013            43,208            66,015             68,694
  Supplies and postage                                             62,194            55,898           111,186            101,126
  Insurance                                                        35,985            34,093            70,643             66,444
  Other operating expenses                                         81,765           221,315           201,850            328,100
                                                               ----------        ----------      ------------       ------------
     Total other expenses                                       1,654,096         1,594,405         3,080,129          3,168,747
                                                               ----------        ----------      ------------       ------------
Income (loss) before income taxes                                (59,762)          (86,032)           104,103          (270,559)
                                                               ----------        ----------      ------------       -----------
Income tax expense (benefit)                                            0                 0                 0                  0
                                                               ----------        ----------      ------------       -----------
    Net Income (loss)                                          $  (59,762)       $ (86,032)      $    104,103       $  (270,559)
    Preferred stock dividends                                       3,400                 0             3,400                  0
                                                               ----------        ----------      ------------       -----------
    Net income (loss) available to                             $  (63,162)       $ (86,032)      $    100,703       $  (270,559)
      common shareholders

Basic earning/loss per common share                            $    (0.02)       $   (0.02)      $        0.02      $      (0.07)
                                                               ===========       ==========      =============      =============
Diluted earnings/loss per common share                         $    (0.02)       $   (0.02)      $        0.02      $      (0.07)
                                                               ===========       ==========      =============      =============
Weighted average shares outstanding - Basic                     4,148,878         4,090,548         4,143,891          4,074,328
                                                               ===========       ==========      =============      =============
Weighted average shares outstanding - Diluted                   4,148,878         4,090,548         4,183,536          4,074,328
                                                               ===========       ==========      =============      =============

                         The accompanying notes are an integral part of the
consolidated financial statements.
                                        6


                                               UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                                            Consolidated Statements of Comprehensive Income
                                             For the Periods Ended June 30, 2005 and 2004
                                                                     (Unaudited)


                                                                           For the Three Month            For the Six Month
                                                                              Period Ended                   Period Ended
                                                                          2005            2004           2005           2004
                                                                     --------------------------------------------------------------
Net (loss)/income                                                       $(59,762)     $ (86,032)        $104,103     $(270,559)
Other comprehensive(loss)income:
    Unrealized (losses)gains on securities
      Available for sale                                                  15,396        (59,269)          22,264       (34,346)
    Less:  reclassification adjustment
      for accumulated gains
      included in net loss                                                  -              -                -             1,311
                                                                     --------------------------------------------------------------
    Other comprehensive (loss)income, before
      tax effect                                                          15,396        (59,269)          22,264       (35,657)
    Income tax expense (benefit)                                            -              -                -               -
    Other comprehensive (loss)income, net
      Of tax                                                              15,396        (59,269)          22,264       (35,657)
                                                                     --------------------------------------------------------------
Comprehensive (loss)income                                              $(44,366)     $(145,301)        $126,367     $(306,216)
                                                                     ==============================================================

   The accompanying notes are an integral part of the consolidated financial statements.


                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows For the six month
             periods ended June 30, 2005 and 2004
                                   (Unaudited)
                                                                                     2005                 2004
                                                                                ------------      -------------
Cash flow from operating activities:
Net (loss) income                                                              $   104,103        $   (270,559)
Adjustments to reconcile net (loss)income to net cash from Operating Activities:
    Dividend payable                                                                (3,400)                   0
    Depreciation                                                                    167,035             148,841
    Amortization                                                                    226,190             309,868
    Provision for loan losses                                                        17,209              45,000
    Net (gain) on mortgage loan sales                                             (196,444)           (158,388)
    Net (accretion) on investment securities                                          2,794             (7,859)
    Net (gain)loss on sale of securities                                                 0              (1,311)
    Gain on the sale of fixed assets                                                (57,074)          (126,051)
    Gain on the sale of other real estate owned                                      (9,294)                  0
    Originations of mortgage loans                                              (24,855,110)       (24,441,360)
    Proceeds from mortgage loan sales                                             24,671,848         23,615,766
    Change in:
      Real estate owned                                                               11,316             14,349
      Other assets                                                                 (328,906)          (293,240)
      Other liabilities                                                              209,781          (130,466)
                                                                                ------------       ------------
       Net cash used in operating activities                                        (39,952)        (1,295,410)
                                                                                ------------       ------------
Cash flow from investing activities:
      Purchase of investment securities                                                  0              (8,008)
      Proceeds from maturities and pay downs of securities

        available for sale                                                           148,770             284,710
      Net (increase)repayments of loans                                          (1,117,039)         (2,872,311)
      Proceeds from sale of other real estate                                        713,610             584,534
      Proceeds from sales of investment securities                                       0                 7,006
      Premises and equipment expenditures                                        (1,767,096)           (288,153)
                                                                                ------------       -------------
       Net cash used in investing activities                                     (2,021,755)         (2,292,222)
                                                                                ------------       -------------

                                   -Continued-


                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows For the six month
             periods ended June 30, 2005 and 2004
                                   (Unaudited)
                                                                                     2005            2004
                                                                                ------------      -----------
Cash flow used in financing activities:
      Net increase in deposits                                                    2,635,444         1,653,012
      Net increase in short term borrowings                                        (583,155)        1,060,842
      Principal payments on long term borrowings                                    (34,000)         (66,000)
      Issuance of preferred stock                                                   227,500               -
      Issuance of common stock                                                       35,000           123,000
                                                                                ------------      -----------
       Net cash provided by financing activities                                  2,280,789         2,770,854
                                                                                ------------      -----------
                                                                                    219,082         (816,778)
      Net change in cash and cash equivalents Cash and cash equivalents:
     Beginning of period                                                          1,731,569         2,171,189
                                                                                ------------      -----------
     End of period                                                              $ 1,950,651       $ 1,354,411
                                                                                ============      ===========

    Supplemental disclosure of cash flow information:
      Cash paid for interest                                                    $   418,436       $   368,432
Supplemental disclosure of non-cash transactions:
      Mortgage loans converted to other real estate owned                       $   292,026       $   716,491
      Michigan BIDCO Preferred stock exchanged for a 7.5%
      promissory note                                                           $         0       $   600,000

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

         Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Corporation relate solely to outstanding stock options, and are determined using the treasury stock method. Earnings per common share have been computed based on the following:

                                                                  For the Three Month             For the Six Month
                                                                  Period Ended June 30,           Period Ended June 30,
                                                                        2005            2004           2005            2004
                                                                  ----------------- ------------- ---------------- --------------
Net Income                                                               ($59,762)     ($86,032)         $104,103     ($270,559)
Less:  Preferred stock dividends payable                                     3,400            0             3,400              0
                                                                  ----------------- ------------- ---------------- --------------
Net income applicable to common stock                                    ($63,162)     ($86,032)         $100,703     ($270,559)
                                                                  ================= ============= ================ ==============

Average Number of common shares outstanding                              4,148,878     4,090,548        4,143,891      4,074,328
Effect of dilutive options                                                       0             0           39,645              0
                                                                  ----------------- ------------- ---------------- --------------
Average Number of common shares outstanding used to calculate
diluted earnings per common share                                        4,148,878     4,090,548        4,183,536      4,074,328
                                                                  ================= ============= ================ ==============


(2) Investment Securities

         The Bank's available-for-sale securities portfolio at June 30, 2005 had a net unrealized loss of approximately $29,093 as compared with a net unrealized loss of approximately $51,357 at December 31, 2004.

Securities available for sale at June 30, 2005:

                                    Amortized    Unrealized   Fair
                                      Cost        Gains      Losses     Value

U.S. agency mortgage-backed
             securities             $1,006,400  $   -      $(29,093)  $977,307
                                     =========    =====    ========   ========

Securities available for sale at December 31, 2004

                                    Amortized    Unrealized   Fair
                                      Cost         Gains     Losses     Value
U.S. agency mortgage-backed
             securities             $1,157,964  $   -      $(51,357)  $1,106,607
                                     =========    =====    =========   =========
(3) Stock options


At June 30, 2005, the Company has a stock-based employee compensation plan. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. As new options granted were only 0 and 47,000 during the quarters ended June 30, 2005 and 2004, the effect on net income (loss) and earnings
(loss) per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123(R), Accounting for Share-Based Compensation to stock-based employee compensation was less than $.01 per share in each of the periods presented. In December 2002, SFAS No. 148, "Stock-Based Compensation," was issued, which requires that the Company illustrate the effect on net income and earnings per share if it had applied the fair value principles included in SFAS No. 123 for both annual and interim financial statements. Accordingly, if the Company had elected to recognize compensation cost based on the fair value of the options at grant date, the Company's earnings and earnings per share from continuing operations, assuming dilution, for the six month periods ended June 30, 2005 and 2004 would have been the pro forma amounts indicated below:


                                                  Six months ended June 30,
                                                     2005             2004
                                                    --------        --------
Net earnings:
As reported:                                        $100,703       ($270,559)
Compensation expense                                   2,989            2,739
                                                    --------       ----------
     Pro forma                                      $ 97,714       ($273,298)
                                                    ========       ==========
Net earnings per share:
As reported:
     Basic                                             $0.02          ($0.07)
     Diluted                                           $0.02          ($0.07)
Pro forma:
     Basic                                             $0.02          ($0.07)
     Diluted                                           $0.02          ($0.07)



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


SUMMARY

     Net loss for the Company for the three month period ended June 30, 2005 was $59,762 as compared to a net loss of $86,032 for the same period last year. Community Banking reported net income of $43,000 during the current year's second quarter as opposed to a net loss of $156,000 from the year before. In 2005, Community Banking benefited from an increase in the net interest margin and lower expenses related to non performing assets. The Bank's subsidiary, Midwest Loan Services reported a net loss of $74,000 for the second quarter of 2005 as compared to net income of $98,000 for the same period in 2004. Income at Midwest was negatively impacted in the second quarter of 2005 by an $186,000 impairment charge against the mortgage servicing rights portfolio. At the end of the quarter, the mortgage rates dropped, thus affecting the value of the portfolio.

         The Company's net income for the first half of 2005 was $104,103, versus a net loss of $270,559 for the same period last year. Community Banking reported a net income of $43,000 during the current year's first half as opposed to a loss of $209,000 in the prior year. Community Banking benefited from an increase in the net interest margin and lower expenses related to non performing assets. Midwest Loan Services had net income of $76,000 in the first half of 2005 compared to net loss of $176,000 in the same period last year. Income at Midwest was negatively impacted in the first half of 2005 by $91,000 of net impairment charges against the mortgage servicing rights portfolio. Income at Midwest was negatively impacted in the first half of 2004 by approximately $180,000 in overhead expenses incurred to grow Midwest's jumbo and non-standard originations through a secondary market conduit established with Lehman Brothers.


         The following table summarizes the pre-tax (loss) income of each profit center of the Company for the three months ended June 30, 2005 and 2004 (in thousands):

Pre-tax (loss) income summary for the three and six months ended June 30, 2005

                                            Three Months   Six Months
         Community Banking                    $ 43            $ 43
         Midwest Loan Services                 (74)             76
         Corporate Office                      (29)            (15)
                                             ------           -----
         Total                                $(60)           $104
                                             ======           =====

Pre-tax (loss) income summary for the three and six months ended June 30, 2004

                                            Three Months   Six Months
         Community Banking                   $(156)           $(209)
         Midwest Loan Services                   98             (17)
         Corporate Office                      (28)             (45)
                                             ------           ------
         Total                               $ (86)           $(271)
                                             ======           ======



RESULTS OF OPERATIONS

Net Interest Income

         Net interest income increased to $574,103 for the three months ended June 30, 2005 from $458,792 for the three months ended June 30, 2004. Net interest income rose from last year primarily as a result of an increase in net earning assets. Overall, the yield on earning assets increased to 6.88% from 6.38% while the cost of earning liabilities increased to 2.12% from 1.95%. Overall, the net interest income as a percentage of total average earning assets increased from 4.86% from 4.55.

         Net interest income increased to $1,155,979 for the six months ended June 30, 2005 from $907,216 for the six months ended June 30, 2004. Net interest income increased from a year ago as a result of a higher net interest margin and a net increase in earning assets. The yield on interest earning assets increased to 6.92% in the 2005 period from 6.47% in the 2004 period. The cost of interest bearing liabilities increased to 2.04% for the 2005 period from 1.97% for the period ended June 30, 2004. Net interest income as a percentage of total average earning assets increased to 4.95% from 4.59%.

Interest income

         Interest income increased to $813,451 in the quarter ended June 30, 2005 from $643,173 in the quarter ended June 30, 2004. The increase resulted from an increase in the yield on and volume of earning assets. The yield on interest bearing assets increased to 6.88% in 2005 from 6.38% in 2004. The increase in yield resulted primarily from an increase in rate on prime rate based loans. The prime rate increased from the prior year. The average volume of interest earning assets increased to $47,394,906 in the 2005 period from $40,435,894 in the 2004 period.

         Interest income increased to $1,615,094 in the six months ended June 30, 2005 from $1,278,214 in the six months ended June 30, 2004. This increase resulted from an increase in the yield on and volume of average earning assets. The overall yield on earning assets rose to 6.92% from 6.47% in the six month period ended in 2004. As noted above, the increase in yield resulted primarily from an increase in rate on prime rate based loans. The prime rate increased from the prior year. The average volume of interest earning assets increased to $47,098,149 in the 2005 period from $39,835,428 in the 2004 period.

Interest Expense


     Interest expense increased to $239,348 in the three months ended June 30, 2005 from $184,381 in the 2004 period. The rise in interest expense was due to an increase in the yield on and volume of average interest bearing liabilities. The yield increased to 2.12% in 2005 from 1.95% in 2003. In 2004, the rates on deposits were higher than in the three month period in 2004. The average volume of interest bearing liabilities increased to $45,386,260 in 2005 from $38,001,931 in 2004.

     Interest expense increased to $459,115 in the six months ended June 30, 2005 from $370,998 in the 2004 period. The rise in interest expense was due to an increase in the yield on and volume of average interest bearing liabilities. The yield increased to 2.04% in 2005 from 1.97% in 2004. In 2004, the rates on deposits were higher than in the six month period in 2004. The average volume of interest bearing liabilities increased to $45,351,064 in 2005 from $37,903,162 in 2004.



MONTHLY AVERAGE BALANCE SHEET AND INTEREST MARGIN ANALYSIS

         The following table summarizes monthly average balances, revenues from earning assets, expenses of interest bearing liabilities, their associated yield or cost and the net return on earning assets for the three months and six months ended June 30, 2005 and 2004.




                                               Three Months Ended                        Three Months Ended
                                        -----------------------------------------------------------------------------------------
                                                 June 30, 2005                               June 30, 2004
                                        -----------------------------------------------------------------------------------------
                                             Average         Interest      Average       Average         Interest      Average
                                              Balance         Inc / Exp    Yield (1)      Balance        Inc / Exp     Yield (1)
Interest Earning Assets:
  Commercial Loans                             $17,093,411       $358,984      8.42%      $16,997,343        $256,590      6.05%
  Real Estate Loans                             25,305,250        393,913      6.24%       18,348,309         305,302      6.67%
  Installment/Consumer Loans                     1,621,534         35,555      8.79%        2,445,269          53,669      8.80%
                                        ----------------------------------          ----------------------------------
      Total Loans                               44,020,195        788,452      7.18%       37,790,921         615,561      6.53%
  Investment Securities                          1,953,303         16,932      3.48%        2,347,453          26,679      4.56%
  Fed. Funds & Bank Deposits                     1,421,408          8,067      2.28%          297,520             933      1.26%
                                        ----------------------------------          ----------------------------------
Total Interest Bearing Assets                   47,394,906        813,451      6.88%       40,435,894         643,173      6.38%
                                        ----------------------------------          ----------------------------------

Interest Bearing Liabilities:
   Deposit Accounts:
     Demand                                      9,250,713         23,063      1.00%        6,295,288          11,925      0.76%
     Savings                                       486,012          1,153      0.95%          466,759           1,264      1.09%
     Time                                       14,524,035        113,807      3.14%       11,662,586          80,360      2.76%
     Money Market                               20,456,489         95,898      1.88%       18,802,931          87,248      1.86%
   Short-term Borrowings                           669,011          5,427      3.25%          674,367           2,407      1.43%
   Long-term Borrowings                                  0              0      0.00%          100,000           1,177      4.72%
                                        ----------------------------------          ----------------------------------
Total Interest Bearing                          45,386,260        239,348      2.12%       38,001,931         184,381      1.95%
        Liabilities
                                        ----------------------------------          ----------------------------------
Net Earning Assets, net
  interest income, and
  interest rate spread                           2,008,646        574,103      4.77%        2,433,963         458,792      4.44%
                                        ==================================          ==================================
Net Interest Margin                                                            4.86%                                       4.55%
  (1) Yield is annualized.






                                                       Six Months Ended                         Six Months Ended
                                                           June 30,                                  June 30,
                                          ------------------------------------------------------------------------------------------
                                                             2005                                     2004
                                          ------------------------------------------------------------------------------------------
                                                Average         Interest     Average         Average          Interest     Average
                                                Balance        Inc (Exp)    Yield (1)        Balance         Inc (Exp)    Yield (1)
 Interest Earning Assets:
      Loans:
         Commercial                              $17,141,924       $720,628      8.48%         $16,978,726       $548,878      6.52%
         Real Estate                              25,295,195        780,689      6.22%          17,744,523        595,891      6.77%
         Installment/Consumer                      1,616,001         72,530      9.05%           2,173,032         66,202      6.14%
                                          ----------------------------------           -----------------------------------
 Total Loans                                      44,053,120      1,573,847      7.20%          36,896,281      1,210,971      6.62%
      Investment Securities                        1,972,960         28,601      2.92%           2,717,697         66,127      4.91%
      Federal Funds & Bank
         Deposits                                  1,072,069         12,646      2.38%             221,450          1,116      1.02%
                                          ----------------------------------           -----------------------------------
        Total Interest Bearing Assets             47,098,149      1,615,094      6.92%          39,835,428      1,278,214      6.47%
                                          ----------------------------------           -----------------------------------

 Interest Bearing Liabilities:
      Deposit Accounts:
         Demand                                    9,148,294         45,365      1.00%           6,398,573         26,223      0.83%
         Savings                                     490,265          2,397      0.99%             434,479          2,438      1.13%
         Time                                     14,195,470        212,673      3.02%          11,000,662        155,086      2.84%
         Money Market                             20,437,492        190,154      1.88%          19,201,590        179,052      1.88%
      Short-term borrowings                        1,066,791          8,194      1.55%             751,358          5,165      1.39%
      Long-term borrowings                            12,752            332      5.25%             116,500          3,034      5.25%
                                          ----------------------------------           -----------------------------------
           Total Interest Bearing
                Liabilities                       45,351,064        459,115      2.04%          37,903,162        370,998      1.97%
                                          ----------------------------------           -----------------------------------
 Net Earning Assets, net interest
    income, and interest rate
      spread                                       1,747,085      1,155,979      4.87%           1,932,266        907,216      4.50%
                                          ==================================           ===================================

 Net Interest Margin                                                             4.95%                                         4.59%

   (1) Yield is annualized.

Allowance for Loan Losses

      The provision to the allowance for loan losses was $17,209 for the six-month period ended June 30, 2005 and $45,000 for the same period in 2004. The provision decreased due to adequate funding of the Allowance for Loan Losses. Net charge-offs totaled $12,099 for the six-month period ended June 30, 2005 as compared to $27,865 for the same period in 2004. Illustrated below is the activity within the allowance for the six-month period ended June 30, 2005 and 2004, respectively.

                                              2005              2004
                                              ----              ----
Balance, January 1                         $353,124          $454,118
Provision for loan losses                    17,209            45,000
Loan charge-offs                            (20,399)          (94,452)
Recoveries                                    8,300            66,587
                                          ---------          --------
Balance, June 30                           $358,234          $471,253
                                          =========          ========

                                    At June 30, 2005      At December 31, 2004
                                    ----------------      --------------------
Total loans (1)                      $43,812,714            $42,999,800
Reserve for loan losses                 $358,234              $ 353,124
Reserve/Loans % (1)                        0.82%                  0.82%



      The Bank's overall loan portfolio is geographically concentrated in Ann Arbor and surrounding Washtenaw County Michigan and the future performance of these loans is dependent upon the performance of this relatively limited geographical area.

The following schedule summarizes the Company's non-performing assets:

                                  At June 30, 2005     At December 31, 2004
                                  ----------------     --------------------
Past due 90 days and over and still accruing (1):
  Real estate                       $    -                 $      -
  Installment                            -                     36,226
  Commercial                             -                    334,883
                                   ---------               ----------
    Subtotal                             -                    371,109

Nonaccrual loans (1):
  Real estate (including
    commercial real estate)          277,506                  591,791
  Installment                            -                     16,739
  Commercial                             -                     39,490
                                   ---------               ----------
    Subtotal                         277,506                  648,020
                                   ---------               ----------
Other real estate owned              110,437                  534,043
                                   ---------               ----------
Total non-performing assets         $387,943               $1,553,172
                                   =========               ==========

                                  At June 30, 2005     At December 31, 2004
                                  ----------------     --------------------
Ratio of non-performing
assets to total loans (1)              0.89%                    4.40%
                                   =========               ==========
Ratio of loans past due
over 90 days and nonaccrual
loans to loan loss reserve               77%                     289%
                                   =========               ==========

(1) Excludes loans held for sale which are valued at the lower of cost or fair market value.
         Non-accrual loans at June 30, 2005 include one real estate loan totaling $100,000 that is expected to pay off in the third quarter. The home supporting the loan was severely damaged in a fire. Insurance proceeds will be used to pay off the loan.

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

Non-Interest Income

         Total non-interest income decreased slightly to $1,022,231 for the three months ended June 30, 2005 from $1,072,082 for the three months ended June 30, 2004. Within this category, in 2005, there was a decline in initial loan set up and other fees and in increase in loan servicing and subservicing fees and gains on the sale of mortgages as compared with the same three month period in 2004. Much of this activity occurs at Midwest.

      Total non-interest income increased to $2,045,463 for the six months ended June 30, 2005 from $2,035,972 for the six months ended June 30, 2004. As compared with the six month period in 2004, Midwest has increased its subservicing operations and income generated in this area is offsetting a decline in the initial loan set up and other fees due to a decrease in loan originations. At June 30, 2005, Midwest was subservicing 20,646 mortgages, an increase of 13.2% from 18,233 mortgages subserviced at December 31, 2004. Midwest anticipates having 23,000 mortgages in its subservicing portfolio at Spetember 30, 2005 based on current contractual arrangements.


         As a result of a lending relationship with i2 Telecom International (OTCBB : ITUI), the bank received a 3 year option to purchase 250,000 shares of common stock of ITUI at $0.40 per shares.


         University Bank purchased a 17,000 square foot building in Ann Arbor, MI just prior to quarter end and applied to the FDIC and State of Michigan Office of Financial and Insurance Services to relocate its headquarters to the new location. University Bank purchased the building for $1.7 mm and estimates that the cost of relocation and minor refurbishment required will cost under $150,000. If the relocation is completed prior to October 15, 2005 University Bank will receive cash incentive payments of $1,000,000 from its current landlord to move out early.

Non-Interest Expense

      Non-interest expense increased to $1,654,097 in the three months ended June 30, 2005 from $1,594,405 for the three months ended June 30, 2004, primarily as a result of an increase in the valuation reserve for Midwest is mortgage servicing rights.

         Non-interest expense decreased to $3,080,129 in the six months ended June 30, 2005 from $3,168,747 for the six months ended June 30, 2004.

         Following is an analysis of the change the Company's mortgage servicing rights for the periods ended June 30, 2005 and 2004

                                                 2005                 2004
                                                 ----                 ----
Balance, January 1                           $1,097,786         $1,031,575
Additions - originated                          241,381            323,106
Amortization expense                           (135,092)          (316,868)
Adjustment for asset impairment
change                                          (91,000)            57,000
                                            -----------         -----------
Balance, December 31                         $1,113,075         $1,094,813
                                            ===========         ===========


         At June 30, 2005, the Bank and Midwest owned the rights to service mortgages for Fannie Mae, Freddie Mac and other institutions, most of which were owned by Midwest, an 80% owned subsidiary of the Bank. The balance of mortgages serviced for these institutions was approximately $133 million. The carrying value of these servicing rights was $1,113,075 at June 30, 2005. Market interest rate conditions can quickly affect the value of mortgage servicing rights in a positive or negative fashion, as long-term interest rates rise and fall. The amortization of these rights is based upon the level of principal pay downs received and expected prepayments of the mortgage loans. The servicing rights are recorded at the lower of cost or market. The impairment reserves at June 30, 2005 and 2004 are $607,000 and $391,500, respectively.


Capital Resources

      The table below sets forth the Bank's risk based assets, capital ratios and risk-based capital ratios of the Bank. At June 30, 2005, the Bank was considered "adequately capitalized".


                                                                   June 30, 2005
           TIER 1 CAPITAL                                        (in thousands)
 Total Equity Capital                                                $3,193
 Less: Unrealized losses on available-for-Sale
       Securities                                                      (29)
 Plus: Minority Interest                                                453
 Less: Other identifiable Intangible Assets                             216
                                                                     ------
 Total Tier 1 Capital                                                 3,459
           TIER 2 CAPITAL
 Allowance for loans & Lease losses                                     358
 Less: Excess Allowance                                                  -
                                                                     ------
 Total Tier 2 Capital                                                  358
                                                                     ------
 Total Tier 1 & Tier 2 Capital                                       $3,817
                                                                     ======
     CAPITAL RATIOS
 Tier 1/Total Average Assets of $51,961                               6.66%
 Tier 1/Total Risk-Weighted Assets of $38,472                         8.99%
 Tier 1 & 2/Total Risk-Weighted Assets of $38,472                     9.92%

Liquidity

         Bank Liquidity. The Bank's primary sources of liquidity are customer deposits, scheduled payments and prepayments of loan principal, cash flow from operations, maturities of various investments, borrowings from correspondent lenders secured by securities, residential mortgage loans and/or commercial loans. In addition, the Bank invests in overnight federal funds. At June 30, 2005, the Bank had cash and cash equivalents of $1,950,651. The Bank's lines of credit include the following:

     o $4.0 million from the Federal Home Loan Bank of Indianapolis secured by investment securities and residential mortgage loans, and
     o $5.2 million from the Federal Reserve Bank of Chicago secured by commercial loans.

At June 30, 2005, the Bank had $1,832,845 outstanding on the Federal Home Loan Bank line of credit.

In order to bolster liquidity from time to time, the Bank also sells brokered time deposits. At June 30, 2005, the Bank had $5.2 million of these deposits outstanding.

         Bancorp Liquidity. In an effort to increase the Bank's Tier 1 capital to assets ratio through retained earnings, management does not expect that the Bank will pay dividends to the Company during the balance of 2005. Management expects Bancorp's working capital to be increased as a result of the issuance of additional shares of common and preferred stock.

         At June 30, 2005, $0 was payable to another financial institution as compared to $100,000 at June 30, 2004. At June 30, 2005, Bancorp had $6,000 in cash and investments on hand to meet its working capital needs.


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

     The Bank performs a static gap analysis that has limited value as a simulation because of competitive and other influences that are beyond the control of the Bank. The table on the following page details the Bank's interest sensitivity gap between interest-earning assets and interest-bearing liabilities at June 30, 2005. The table is based upon various assumptions of management that may not necessarily reflect future experience. As a result, certain assets and liabilities indicated in the table as maturing or re-pricing within a stated period may, in fact, mature or re-price in other periods or at different volumes. The one-year static gap position at June 30, 2003 was estimated to be ($12,793,000) or -23.97%.

In addition, management prepares an estimate of sensitivity to immediate changes in short term interest rates. At June 30, 2005, the following impact was estimated on net interest margin and mortgage operations in the 12 months following an immediate movement of short term or long term interest rates:

                   Effect on Net Interest     Effect on Mortgage Banking
    Rate Change    Margin from Short Term     Activity from Long Term
                   Interest Rate Change       Interest Rate Change
                  (% Change)   ($ Change)          ($ Change)
     -1.00%         2.63%        $61,000           $590,000
     -3.00%         7.89%       $182,000         $1,798,000
     +1.00%        -1.83%       ($42,000)          $268,000
     +3.00%        -5.50%      ($127,000)          $607,000



                                                     UNIVERSITY BANK
                                  Asset/Liability Position Analysis as of June 30, 2005
                                             (Dollar amounts in thousand's)
                                                Maturing or Repricing in


                                            3      91 Days to         1 - 3         3 - 5       Over 5    ALL
ASSETS                                   or Less       1 Year         Years         Years        Years    Other      Total
------                                   -------       ------         -----         -----        -----    -----      -----
    Loans - Net                             $12,227         $1,724        $9,130      $19,189       $2,492     ($358)    $44,404
    Non-Accrual Loans                                            -             -            -            -        277        277
    Securities                                  100            500             -            -          377          -        977
    Other Assets                                941              -             -            -            -      4,821      5,762
    Cash and Due from Banks                     729              -             -            -            -      1,222      1,951
                                      -------------------------------------------------------------------------------------------
      TOTAL ASSETS                           13,997          2,224         9,130       19,189        2,869      5,962     53,371
                                      -------------------------------------------------------------------------------------------

LIABILITIES
-----------
    Time deposits                             6,408          4,108         3,182          602          266          -     14,566
    Demand -interest bearing                  8,333          8,332         9,266        3,456            -          -     29,387
    Demand - non interest                         -              -                          -            -      2,797      2,797
    Savings                                       -              -           474            -            -          -        474
    Other  borrowings                         1,833              -             -            -            -          -      1,833
    Other Liabilities                             -              -             -            -            -        927        927
    Equity                                        -              -             -            -            -      3,387     3,3871
                                      -------------------------------------------------------------------------------------------
      TOTAL LIABILITIES                      16,574         12,440        12,922        4,058          266      7,111     53,371
                                      -------------------------------------------------------------------------------------------
 Gap                                        (2,577)       (10,216)       (3,792)       15,131        2,603    (1,149)          -
                                      ===========================================================================================
 Cumulative gap                            ($2,577)      ($12,793)     ($16,585)     ($1,454)       $1,149          -
                                      ================================================================================
 Gap percentage                              -4.83%        -23.97%       -31.07%       -2.72%       -2.15%      0.00%
                                      ================================================================================

ITEM 4.  CONTROLS AND PROCEDURES


(a) Evaluation of Disclosure Controls and Procedures.


As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, which considered the material weaknesses mentioned above, the Chief Executive Officer and Chief Financial Officer concluded that the operation of these disclosure controls and procedures were effective for gathering, analyzing and disclosing information required to be disclosed in connection with the Company's filing of its Quarterly Report on Form 10-Q for the quarter ended June 30, 2005. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


(b) Changes in Internal Controls.

During the period covered by this report, there have been no changes in the Company's internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.




PART II OTHER INFORMATION

Item 1. Legal Proceedings

     We own, through Hoover, LLC, a subsidiary of University Bank, a 17,000 ft2 building into which we plan to relocate the Bank's headquarters. Hoover, LLC is a defendant in a lawsuit filed by planitff Dean Solden. The complaint, case No. 5-777-CH, filed in the Circuit Court of Washtenaw County alleges that Hoover, LLC breached a contract to sell the real estate property that it owns to the plaintiff and that Hoover, LLC interfered with the plaintiffs plans to develop the property. Hoover, LLC asserts that the plaintiff did not comply with certain terms of the sales contract before the expiration date of the contract. In the event that the court rules against Hoover, LLC, it will sell the property to Solden for $1,760,000. University Bank purchased Hoover, LLC for $1,700,000.

         Item 4. Submission of Matters to a Vote of Security Holders

                  (a) The annual meeting of the registrant's shareholders was held on June 22. 2005

                  (b) The following seven director nominees were elected at the meeting:

                            Name                 Votes For       Votes Withheld
                         -------------------------------------------------------
                         Stephen L. Ranzini      3,569,642           1,225
                         Gary Baker              3,556,868          14,863
                         Robert Goldthorpe       3,556,868          14,863
                         Charles McDowell        3,569,717           1,150
                         Dr. Joseph L. Ranzini   3,568,042           2,825
                         Paul L. Ranzini         3,567,629           3,238
                         Michael Tally           3,568,117           2,750

Item 5. Other information

                  None


Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.


          6.1 Material definitve agreement, fourth, fifth and sixth Amendments to Lowertown University Bank sale and lease agreement.

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



                                          UNIVERSITY BANCORP, INC.

Date:    August 15, 2005                  /s/ Stephen Lange Ranzini
                                          -------------------------
                                          Stephen Lange Ranzini
                                          President and Chief Executive Officer


                                          /s/ Nicholas K. Fortson
                                          -----------------------
                                          Nicholas K. Fortson
                                          Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit           Description
-------           -----------
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


     Date: August 15, 2005               /s/Stephen Lange Ranzini
                                         ----------------------------------
                                         Stephen Lange Ranzini
                                         President and Chief Executive Officer

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





     Date: August 15, 2005               /s/Nicholas K. Fortson
                                         ----------------------
                                         Nicholas K. Fortson
                                         Chief Financial Officer

                                                                    Exhibit 32.1





                             CERTIFICATION PURSUANT
                           TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of University Bancorp, Inc. (the "Registrant") on Form 10-Q for the period ended June 30, 2005 as filed with the Securities and Exchange Commission on August 15, 2005, hereof (the "Report"), the undersigned officers certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


                                University Bancorp, Inc


Date:    August 15, 2005        By:   /s/ Stephen Lange Ranzini
      -------------------             --------------------------
                                      Stephen Lange Ranzini
                                      President and Chief Executive Officer

                                                                    Exhibit 32.2


                             CERTIFICATION PURSUANT
                           TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the quarterly report of University Bancorp, Inc. (the "Registrant") on Form 10-Q for the period ended June 30, 2005 as filed with the Securities and Exchange Commission on August 15, 2005, hereof (the "Report"), the undersigned officers certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


                                     University Bancorp, Inc

 Date: August 15, 2005           By: /s/Nicholas K. Fortson
                                     ----------------------
                                     Nicholas K. Fortson
                                     Chief Financial Officer

  30