Form 10-K/A
period 2004-12-31
UNIVERSITY BANCORP INC /DE/
filed 2005-09-29
CIK 811211

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

                            University Bancorp, Inc.
                                  FORM 10-K/A
                      For the year ended December 31, 2004

EXPLANATORY NOTE

This Amendment on Form 10-K/A (this Amendment) amends the Annual Report on Form 10-K for the year ended December 31, 2004, as originally filed by University Bancorp, Inc. on April 15, 2005 (the Original Filing), for the purpose of:

1.      Clearly stating that the disclosure controls and procedures discussed in
        Item 9A Controls and Procedures are effective;
2. Defining the disclosure controls and procedures as set forth by Rule 13a-15e; 3. Revising the other auditors reports in Exhibit 23.1 to cover the three year period ended December 31, 2004; and
4. Revising the other auditors report to conform to the Public Company Accounting Oversight Board standards.

In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, we are including with this Amendment certain currently dated certifications. Additionally, the financial statements, as originally filed, are included in this filing.

Except as described above, no other changes have been made to the Original Filing. This Amendment continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained in this Amendment to reflect any events that occurred at a date subsequent to the filing of the Original Filing. The filing of this Form 10-K/A is not a representation that any statements contained in items of the Original Filing other than that information being amended are true or complete as of any date subsequent to the date of the Original Filing. The filing of this Form 10-K/A shall not be deemed an admission that the original filing or the amendments made thereto, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

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



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

         None

ITEM 9A.        Controls and Procedures.

               (a) Evaluation of Disclosure Controls and Procedures.
               -----------------------------------------------------
               Disclosure controls are procedures that are designed with an objective of ensuring that information required to be disclosed in our companys periodic reports filed with the Securities and Exchange Commission, such as this report on Form 10-K, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission. Disclosure controls also are designed with an objective of ensuring that such information is accumulated and communicated to our companys management, including our chief executive officer and chief financial officer, in order to allow timely consideration regarding required disclosures


               As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, except as described below, the operation of these disclosure controls and procedures were effective. During the course of the audit of our financial statements for the year ended December 31, 2004, our independent registered public accounting firm, Grant Thornton LLP, indicated that the following material deficiencies, in the aggregate, constitute a material weakness in our internal controls pursuant to standards established by the Public Company Accounting Oversight Board:

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

         We have audited the accompanying balance sheets of Midwest Loan Services, Inc., as of December 31, 2004 and 2003, and the related statements of income, retained earnings, and cash flows for the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the companies internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Midwest Loan Services Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.






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

     Date:  September 27, 2005             /s/Stephen Lange Ranzini
           -------------------            ----------------------------------
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


     Date:  September 27, 2005            /s/Nicholas K. Fortson
           -------------------            ----------------------
                                          Nicholas K. Fortson
                                          Chief Financial Officer

     Exhibit 32.1










                             CERTIFICATION PURSUANT
                           TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of University Bancorp, Inc. (the "Registrant") on Form 10-K for the period ended December 31, 2004 as filed with the Securities and Exchange Commission on September 27, 2005, hereof (the "Report"), the undersigned officers certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that: (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.




                                     University Bancorp, Inc


Date: September 27, 2005              By:   /s/ Stephen Lange Ranzini
      ------------------                   --------------------------
                                           Stephen Lange Ranzini
                                           President and Chief Executive Officer

     Exhibit 32.2


                             CERTIFICATION PURSUANT
                           TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the annual report of University Bancorp, Inc. (the "Registrant") on Form 10-K for the period ended December 31, 2004 as filed with the Securities and Exchange Commission on September 27, 2005, hereof (the "Report"), the undersigned officers certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that: (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and



(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.





                                 University Bancorp, Inc



Date:    September 27, 2005         By: /s/ Nicholas K. Fortson
         ------------------             -----------------------
                                        Nicholas K. Fortson
                                        Chief Financial Officer