Form 10-Q/A
period 2005-03-31
UNIVERSITY BANCORP INC /DE/
filed 2005-09-30
CIK 811211

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

                            University Bancorp, Inc.
                                  FORM 10-Q/A
                 For the quarterly period ended March 31, 2005

EXPLANATORY NOTE

This Amendment on Form 10-Q/A (this "Amendment) amends the Quarterly Report on Form 10-Q for the year ended March 31, 2005, as originally filed by University Bancorp, Inc. on May 23, 2005 (the "Original Filing"), for the purpose of:

1.      Clearly stating that the disclosure controls and procedures discussed in
        Item 4. Controls and Procedures are effective; and
2.      Defining the disclosure controls and procedures as set forth by Rule
        13a-15e.


In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, we are including with this Amendment certain currently dated certifications.

Except as described above, no other changes have been made to the Original Filing. This Amendment continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained in this Amendment to reflect any events that occurred at a date subsequent to the filing of the Original Filing. The filing of this Form 10-Q/A is not a representation that any statements contained in items of the Original Filing other than that information being amended are true or complete as of any date subsequent to the date of the Original Filing. The filing of this Form 10-Q/A shall not be deemed an admission that the original filing or the amendments made thereto, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

ITEM 4.  CONTROLS AND PROCEDURES


(a) Evaluation of Disclosure Controls and Procedures.

Disclosure controls are procedures that are designed with an objective of ensuring that information required to be disclosed in our company's periodic reports filed with the Securities and Exchange Commission, such as this report on Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission. Disclosure controls also are designed with an objective of ensuring that such information is accumulated and communicated to our company's management, including our chief executive officer and chief financial officer, in order to allow timely consideration regarding required disclosures.

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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


     Date: September 29, 2005            /s/Stephen Lange Ranzini
                                         ----------------------------------
                                         Stephen Lange Ranzini
                                         President and Chief Executive Officer

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





     Date: September 29,2005             /s/Nicholas K. Fortson
                                         ----------------------
                                         Nicholas K. Fortson
                                         Chief Financial Officer

                                  Exhibit 32.1





                             CERTIFICATION PURSUANT
                           TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of University Bancorp, Inc. (the "Registrant") on Form 10-Q for the period ended March 31, 2005 as filed with the Securities and Exchange Commission, the undersigned officer certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that: (1) The Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.




                                        University Bancorp, Inc


Date: September 29, 2005          By:   /s/ Stephen Lange Ranzini
      ------------------                --------------------------
                                        Stephen Lange Ranzini
                                        President and Chief Executive Officer

                                  Exhibit 32.2


                             CERTIFICATION PURSUANT
                           TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the quarterly report of University Bancorp, Inc. (the "Registrant") on Form 10-Q for the period ended March 31, 2005 as filed with the Securities and Exchange Commission, the undersigned officer certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that: (1) The Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and



(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.




                                      University Bancorp, Inc


Date: September 29, 2005          By: /s/ Nicholas K. Fortson
      ------------------              --------------------------
                                      Nicholas K. Fortson
                                      Chief Financial Officer