Form 10-Q/A
period 2005-06-30
UNIVERSITY BANCORP INC /DE/
filed 2005-09-30
CIK 811211

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                             ----------------------

                                   Form 10-Q/A

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

                            University Bancorp, Inc.
                                   FORM 10-Q/A
                  For the quarterly period ended June 30, 2005

EXPLANATORY NOTE

This Amendment on Form 10-Q/A (this "Amendment) amends the Quarterly Report on Form 10-Q for the year ended June 30, 2005, as originally filed by University Bancorp, Inc. on August 15, 2005 (the "Original Filing"), for the purpose of:

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





     Date: September 15, 2005            /s/Nicholas K. Fortson
                                         ----------------------
                                         Nicholas K. Fortson
                                         Chief Financial Officer

                                                                    Exhibit 32.1





                             CERTIFICATION PURSUANT
                           TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of University Bancorp, Inc. (the "Registrant") on Form 10-Q for the period ended June 30, 2005 as filed with the Securities and Exchange Commission, the undersigned officer certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


                                University Bancorp, Inc


Date: September 30, 2005        By:   /s/ Stephen Lange Ranzini
      -------------------             --------------------------
                                      Stephen Lange Ranzini
                                      President and Chief Executive Officer

                                                                    Exhibit 32.2


                             CERTIFICATION PURSUANT
                           TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the quarterly report of University Bancorp, Inc. (the "Registrant") on Form 10-Q for the period ended June 30, 2005 as filed with the Securities and Exchange Commission, the undersigned officer certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Form10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


                                     University Bancorp, Inc

 Date: September 30, 2005        By: /s/Nicholas K. Fortson
       ------------------            ----------------------
                                     Nicholas K. Fortson
                                     Chief Financial Officer