Form 10-K/A
period 2004-12-31
UNIVERSITY BANCORP INC /DE/
filed 2005-10-13
CIK 811211

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

                            University Bancorp, Inc.
                                  FORM 10-K/A
                      For the year ended December 31, 2004

EXPLANATORY NOTE

This Amendment on Form 10-K/A (this Amendment) amends the Annual Report on Form 10-K for the year ended December 31, 2004, as originally filed by University Bancorp, Inc. on April 15, 2005 (the Original Filing), for the purpose of:

1.      Clearly stating that the disclosure controls and procedures discussed in
        Item 9A Controls and Procedures are effective;
2.      Defining the disclosure controls and procedures as set forth by Rule
        13a-15e;
3. Revising the other auditors reports to cover the three year period ended December 31, 2004;
4. Revising the other auditors report to conform to the Public Company Accounting Oversight Board standards; and
5. Removing the other auditor's report from the Exhibit section and including the report under Item 8 of the Form 10-K, as required by SEC Regulation S-X, Article 2.05.

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



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

         None

ITEM 9A.        Controls and Procedures.

               (a) Evaluation of Disclosure Controls and Procedures.
               -----------------------------------------------------
               Disclosure controls are procedures that are designed with an objective of ensuring that information required to be disclosed in our company's periodic reports filed with the Securities and Exchange Commission, such as this report on Form 10-K, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission. Disclosure controls also are designed with an objective of ensuring that such information is accumulated and communicated to our company's management, including our chief executive officer and chief financial officer, in order to allow timely consideration regarding required disclosures

               As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, including consideration of the matters identified below, the operation of these disclosure controls and procedures were effective. During the course of the audit of our financial statements for the year ended December 31, 2004, our independent registered public accounting firm, Grant Thornton LLP, indicated that the following material deficiencies, in the aggregate, constitute a material weakness in our internal controls pursuant to standards established by the Public Company Accounting Oversight Board:

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

21       Subsidiaries of Registrant.                                                      79

23.1     Consent of Grant Thornton, LLP, Independent Registered Public  Accounting
              Firm                                                                        81

23.2     Consent of Richard C. Woodbury, P.C., Independent
              Registered Public Accounting Firm                                           82


31.3        Certification pursuant to Section 302 of the Sarbanes-Oxley
               Act of 2002                                                                83

31.4     Certification pursuant to Section 302 of the Sarbanes-Oxley
               Act of 2002                                                                84

32.2     Certificate of the Chief Executive Officer and of University
          Bancorp, Inc. pursuant to 18 U.S.C. Section 1350, as adopted
          pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.                      85

32.2     Certificate of the Chief Financial Officer of University
          Bancorp, Inc. pursuant to 18 U.S.C. Section 1350, as adopted
          pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.                      86


<

EXHIBIT 23.1

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

EXHIBIT 23.2

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

     Date:  October 13, 2005              /s/Stephen Lange Ranzini
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


     Date:  October 13, 2005              /s/Nicholas K. Fortson
           -------------------            ----------------------
                                          Nicholas K. Fortson
                                          Chief Financial Officer

     Exhibit 32.1










                             CERTIFICATION PURSUANT
                           TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of University Bancorp, Inc. (the "Registrant") on Form 10-K for the period ended December 31, 2004 as filed with the Securities and Exchange Commission , hereof (the "Report"), the undersigned officer certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.




                                     University Bancorp, Inc


Date: October 13, 2005               By:   /s/ Stephen Lange Ranzini
      ------------------                   --------------------------
                                           Stephen Lange Ranzini
                                           President and Chief Executive Officer

     Exhibit 32.2


                             CERTIFICATION PURSUANT
                           TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the annual report of University Bancorp, Inc. (the "Registrant") on Form 10-K for the period ended December 31, 2004 as filed with the Securities and Exchange Commission , hereof (the"Report"), the undersigned officer certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.





                                 University Bancorp, Inc



Date:    October 13, 2005           By: /s/ Nicholas K. Fortson
         ------------------             -----------------------
                                        Nicholas K. Fortson
                                        Chief Financial Officer