Form 10-Q/A
period 2005-06-30
UNIVERSITY BANCORP INC /DE/
filed 2005-10-13
CIK 811211

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


     Date: October 13, 2005              /s/Stephen Lange Ranzini
                                         ----------------------------------
                                         Stephen Lange Ranzini
                                         President and Chief Executive Officer

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





     Date: October 13, 2005              /s/Nicholas K. Fortson
                                         ----------------------
                                         Nicholas K. Fortson
                                         Chief Financial Officer

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