Form 10-Q
period 2005-09-30
UNIVERSITY BANCORP INC /DE/
filed 2005-11-14
CIK 811211

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                             ----------------------

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                For the quarterly period ended September 30, 2005

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

         X  Yes              No
         --                --

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

           Yes             X  No
         --                --


   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $0.01 par value outstanding at November 11, 2005 4,148,878 shares

                               Page 1 of 30 pages

                                    FORM 10-Q

                                TABLE OF CONTENTS


PART I - Financial Information


Item 1. Unaudited Financial Statements                                      PAGE
                                                                            ----
         Consolidated Balance Sheets                                           3
         Consolidated Statements of Operations                                 5
         Consolidated Statement of Comprehensive Income (loss)                 7
         Consolidated Statements of Cash Flows                                 8
         Notes to Unaudited Consolidated Financial Statements                 10

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                        12
         Summary                                                              12
         Results of Operations                                                13
         Capital Resources                                                    19
         Liquidity                                                            19

Item 3.  Quantitative and Qualitative Disclosures about
           Market Risk                                                        20

Item 4.     Controls and Procedures                                           23

PART II - Other Information

         Item 1. Legal Proceedings                                            23
         Item 4. Submission of Matters to a vote of Security Holders          24
         Item 5. Other Information                                            24
         Item 6. Exhibits                                                     24

Signatures                                                                    25

Exhibit Index                                                                 26



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





Part I. - Financial Information
Item 1.- Financial Statements

                                         UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                                              Consolidated Balance Sheets
                                    September 30, 2005 (Unaudited) and December 31, 2004

                                                                                 September 30,                 December 31,
ASSETS                                                                              2005                         2004
                                                                             --------------------        --------------------
Cash and due from banks                                                         $      4,557,738         $      1,731,569
Securities available for sale, at market                                                 892,304                1,106,607
Federal Home Loan Bank Stock                                                             941,200                  921,700
Loans held for sale, at the lower of cost or market                                      426,600                  846,400
Loans                                                                                 45,090,881               42,999,800
Allowance for loan losses                                                              (349,006)                (353,124)
                                                                                ----------------         ----------------

     Loans, net                                                                       44,741,875               42,646,676
Premises and equipment, net                                                            2,504,193                  946,704
Mortgage servicing rights, net                                                         1,296,555                1,097,786
Real estate owned, net                                                                   210,437                  534,043
Accounts receivable                                                                       55,692                   30,949
Accrued interest receivable                                                              195,499                  148,344
Prepaid expenses                                                                         344,811                  250,249
Goodwill, net                                                                            103,914                  103,914
Other assets                                                                             425,072                  420,757
                                                                                ----------------         ----------------
      TOTAL ASSETS                                                              $     56,695,890         $     50,785,698
                                                                                ================         =================


                                   -Continued-





                                               UNIVERSITY BANCORP, INC.
                                        Consolidated Balance Sheets (continued)
                                 September 30, 2005 (Unaudited) and December 31, 2004

                                                                                 September 30,               December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                                 2005                       2004
                                                                             --------------------        --------------------
Liabilities:
Deposits:
  Demand - non interest bearing                                                 $      3,263,843        $       3,047,397
  Demand - interest bearing                                                           31,458,371               28,600,355
  Savings                                                                                474,077                  499,865
  Time                                                                                16,718,835               12,440,182
                                                                                ----------------         ----------------
     Total Deposits                                                                   51,915,126               44,587,799
Short term borrowings                                                                          0                2,416,000
Long term borrowings                                                                           0                   34,000
Accounts payable                                                                         595,398                  115,230
Accrued interest payable                                                                  65,614                   50,296
Other liabilities                                                                        222,967                  140,629
                                                                                ----------------         ----------------
     Total Liabilities                                                                52,799,105               47,343,954
Minority Interest                                                                        473,526                  440,118
Stockholders' equity:
  Preferred stock, $0.001 par value;
    $1,000  liquidation value;
       Authorized - 500,000 shares;
     Issued - 27,591 shares in 2005                                                      275,910                        0
   Common stock, $0.01 par value;
   Authorized - 5,000,000 shares;
    Issued - 4,264,062 shares in 2005 and                                                 42,641                   42,406
         4,240,641 shares in 2004                                                      5,866,095                5,841,331
  Accumulated deficit                                                                (2,387,653)              (2,490,224)
  Treasury stock - 115,184 shares at September 30, 2005
    and December 31,2004                                                               (340,530)                (340,530)
  Accumulated other comprehensive loss,
    unrealized losses on securities available
    for sale, net                                                                       (33,204)                 (51,357)
                                                                                ----------------         ----------------
     Total Stockholders' Equity                                                        3,423,259                3,001,626
                                                                                ----------------         ----------------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                                                     $     56,695,890         $     50,785,698
                                                                                ================         ================

The accompanying notes are an integral part of the consolidated financial statements.



                                           UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                                           Consolidated Statements of Operations
                                       For the Periods Ended September 30, 2005 and 2004
                                                          (Unaudited)

                                                              For the Three Month                   For the Nine month
                                                                Period Ended                           Period Ended
                                                            2005             2004                  2005                2004
                                                       ---------------  ---------------     -------------------   ---------------
 Interest income:
   Interest and fees on loans                          $      801,930  $       698,834      $        2,375,776    $    1,909,805
   Interest on securities:
    U.S. Government agencies                                    3,710           10,514                  12,455            39,620
    Other securities                                            9,904            9,972                  29,760            46,993
   Interest on federal funds and other                         13,810              267                  26,457             1,383
                                                       ---------------  ---------------     -------------------   ---------------
      Total interest income                                   829,354          719,587               2,444,448         1,997,801
                                                       ---------------  ---------------     -------------------   ---------------
 Interest expense:
   Interest on deposits:
    Demand deposits                                           121,446          105,105                 356,963           310,379
    Savings deposits                                            1,110            1,153                   3,508             3,591
    Time deposits                                             126,333           83,207                 339,007           238,294
 Short term borrowings                                         28,789            6,830                  36,983            11,995
 Long term borrowings                                               0            1,260                     332             4,294
                                                       ---------------  ---------------     -------------------   ---------------
      Total interest expense                                  277,678          197,555                 736,793           568,553
                                                       ---------------  ---------------     -------------------   ----------------
      Net interest income                                     551,676          522,032               1,707,655         1,429,248
 (Credit) provision for loan losses                                 0         (27,500)                  17,209            17,500
                                                       ---------------  ---------------     -------------------   ----------------
      Net interest income after
        provision for loan losses                             551,676          549,532               1,690,446         1,411,748
                                                       ---------------  ---------------     -------------------   ---------------
Other income:
   Loan servicing and sub-servicing                           441,360          357,322               1,254,941         1,039,170
     Fees
   Initial loan set up and other fees                         391,105          310,951               1,135,728         1,201,677
   Gain on sale of mortgage loans                              92,345           64,982                 288,790           223,369
   Insurance and investment fee income                         50,062           52,611                 151,238           165,337
   Deposit service charges and fees                            27,951           32,231                  77,930            86,650
   Net security gains/(losses)                                      0               36                       0             1,347
   (Loss)/Gain on the sale of other real estate
     Owned                                                          0         (22,667)                       0          (35,014)
   Other                                                       51,193           57,118                 190,852           206,020
                                                       ---------------  ---------------     -------------------   ---------------
      Total other income                                    1,054,016          852,584               3,099,479         2,888,556
                                                       ---------------  ---------------     -------------------   ---------------
                                   -Continued-







                                           UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                                           Consolidated Statements of Operations
                                       For the Periods Ended September 30, 2005 and 2004
                                                          (Unaudited)


                                                              For the Three Month                   For the Nine month
                                                                Period Ended                           Period Ended
                                                            2005             2004                  2005                2004
                                                       ---------------  ---------------     -------------------   ----------------
Other expenses:
  Salaries and benefits                               $       736,177  $       735,678      $        2,216,507    $    2,175,737
  Occupancy, net                                              140,816           98,726                 372,148           312,464
  Data processing and equipment
    Expense                                                   144,240          151,438                 423,864           414,358
  Legal and audit expense                                      95,639           49,896                 184,448           134,125
  Consulting fees                                              53,281           32,192                 124,612           110,245
  Mortgage banking expense                                     90,953           51,835                 211,493           186,664
  Servicing rights amortization                              (35,007)          126,002                 191,183           385,870
  Advertising                                                  49,148           27,832                 118,974            91,477
  Memberships and training                                     32,290           36,730                  94,743           103,770
  Travel and entertainment                                     39,337           17,852                 105,353            86,546
  Supplies and postage                                         51,020           52,928                 162,206           154,054
  Insurance                                                    44,605           30,649                 115,248            97,093
  Other operating expenses                                    155,233          126,647                 357,083           454,746
                                                       ---------------  ---------------     -------------------   ---------------
     Total other expenses                                   1,597,732        1,538,405               4,677,862         4,707,149
                                                       ---------------  ---------------     -------------------   -----------------
Income (loss) before income taxes                               7,960        (136,288)                112,063          (406,847)
                                                       ---------------  ---------------     -------------------   ---------------
Income tax expense (benefit)                                        0           80,000                       0            80,000
                                                       ---------------  ---------------     -------------------   ---------------
    Net Income (loss)                                  $        7,960   $    (216,288)      $           112,063   $     (486,847)
    Preferred stock dividends                                   6,081                                    9,491
                                                       ---------------  ---------------     -------------------   ---------------
    Net income (loss) available to
      common shareholders                              $        1,879   $    (216,288)      $           102,572   $     (486,847)
                                                       ===============  ===============     ===================   ===============
Basic earning/loss per common share                    $         0.00   $       (0.05)      $             0.02    $        (0.12)
                                                       ===============  ===============     ===================   ===============
Diluted earnings/loss per common share                 $         0.00   $       (0.05)      $             0.02    $        (0.12)
Weighted average shares outstanding - Basic                 4,148,878        4,090,548               4,145,572          4,079,774
                                                       ===============  ===============     ===================   ===============
Weighted average shares outstanding - Diluted               4,184,430        4,090,548               4,184,719          4,079,774
                                                       ===============  ===============     ===================   ===============
                         The accompanying notes are an integral part of the consolidated financial statements.




                                               UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                                            Consolidated Statements of Comprehensive Income
                                           For the Periods Ended September 30, 2005 and 2004
                                                              (Unaudited)


                                                                           For the Three Month            For the Nine month
                                                                              Period Ended                   Period Ended
                                                                          2005            2004           2005           2004
                                                                     --------------------------------------------------------------
Net (loss)/income                                                         $7,960       $(216,288)       $112,603       $(486,847)
Other comprehensive(loss)income:
    Unrealized (losses)gains on securities
      Available for sale                                                  (4,111)        (27,416)         18,153          (6,930)
    Less:  reclassification adjustment
      for accumulated gains
      included in net loss                                                  -                 36            -              1,347
                                                                     ------------    ------------     ----------      -----------
    Other comprehensive (loss)income, before
      tax effect                                                          (4,111)       (27,452)          18,153          (8,277)
    Income tax expense (benefit)                                            -              -
    Other comprehensive (loss)income, net
      Of tax                                                              (4,111)       (27,452)          18,153          (8,277)
                                                                     ------------    ------------     ----------      -----------
Comprehensive (loss)income                                                $3,849       $(243,740)       $130,756       $(495,124)
                                                                     ============    ============     ==========      ===========

   The accompanying notes are an integral part of the consolidated financial statements.




                                            UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
          For the nine month periods ended September 30, 2005 and 2004
                                   (Unaudited)
                                                                                                2005                  2004
                                                                                        ---------------------  --------------------
Cash flow from operating activities:
Net (loss) income                                                                             $      112,063         $   (486,847)
Adjustments to reconcile net (loss)income to net cash from Operating Activities:
    Dividend payable                                                                                 (9,492)                     0
    Depreciation                                                                                     249,154               231,751
    Amortization                                                                                     191,183               460,870
    Provision for loan losses                                                                         17,209                17,500
    Net (gain) on mortgage loan sales                                                              (288,790)             (223,369)
    Net (accretion) on investment securities                                                           5,425               (6,776)
    Net (gain)on sale of securities                                                                        0               (1,347)
    Gain on the sale of fixed assets                                                                (57,074)             (170,385)
    Gain on the sale of other real estate owned                                                      (9,294)                35,014
    Originations of mortgage loans                                                              (43,360,244)          (35,092,513)
    Proceeds from mortgage loan sales                                                             44,068,834            34,905,290
    Change in:
      Real estate owned                                                                               11,316
      Other assets                                                                                 (551,289)             (359,966)
      Other liabilities                                                                              639,367               179,571
                                                                                               -------------          -------------
       Net cash provided by (used in) operating activities                                         1,018.368             (511,207)
                                                                                               -------------          -------------
Cash flow from investing activities:
      Purchase of investment securities                                                                    0               (8,008)
      Proceeds from maturities and pay downs of securities                                           227,031               418,757
        available for sale
      Loans granted, net of repayments                                                           (2,504,434)           (6,353,558)
      Proceeds from sale of other real estate                                                        713,610               594,170
      Proceeds from sales of investment securities                                                         0                19,504
      Premises and equipment expenditures                                                        (1,806,643)             (401,850)
                                                                                               -------------          -------------
       Net cash used in investing activities                                                     (3,370,436)           (5,730,985)
                                                                                               -------------          -------------

                                     -Continued-
                                       8


                                          UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                                            Consolidated Statements of Cash Flows
                               For the nine month periods ended September 30, 2005 and 2004
                                                    (Unaudited)
                                                                                              2005                 2004
                                                                                        ------------------  -------------------
Cash flow used in financing activities:
      Net increase in deposits                                                                     7,327,327             4,053,761
      Net increase in short term borrowings                                                      (2,416,000)             1,908,151
      Principal payments on long term borrowings                                                    (34,000)              (99,000)
      Issuance of preferred stock                                                                    265,910                  -
      Issuance of common stock                                                                        35,000               123,000
                                                                                               -------------          -------------
       Net cash provided by financing activities                                                   5,178,237             5,985,912
                                                                                               -------------          -------------
                                                                                                   2,826,169             (256,280)
      Net change in cash and cash equivalents Cash and cash equivalents:
     Beginning of period                                                                           1,731,569             2,171,189
                                                                                               -------------          --------------
     End of period                                                                             $   4,557,738          $  1,914,909
                                                                                               =============          ==============

    Supplemental disclosure of cash flow information:
      Cash paid for interest                                                                   $     721,475          $    569,677
Supplemental disclosure of non-cash transactions:
      Mortgage loans converted to other real estate owned                                      $     392,026          $    755,022
      Michigan BIDCO Preferred stock exchanged for a 7.5%                                      $           0          $    600,000


      promissory note
See accompanying notes to consolidated financial statements (Unaudited).


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


                                                                      For the Three Month                     For the Nine month
                                                                     Period Ended September 30,           Period Ended September 30,
                                                                        2005             2004             2005            2004
                                                                     ---------------------------------------------------------------
Net Income (loss)                                                           $7,960       $(216,288)        $112,063      ($486,847)
Less:  Preferred stock dividends payable                                     6,081                            9,491
                                                                       -----------      -----------      ----------     -----------
Net income applicable to common stock                                       $1,879       $(216,288)        $102,572      ($486,847)
                                                                       ===========      ===========      ==========     ===========

Average Number of common shares outstanding                              4,148,878        4,090,548       4,145,572       4,079,774
Effect of dilutive options                                                  38,858                0          39,147               0
                                                                       -----------      -----------      ----------     -----------
Average Number of common shares outstanding used to calculate
diluted earnings per common share                                        4,184,430        4,090,548       4,184,719       4,079,774
                                                                       ===========      ===========      ==========     ===========


(2) Investment Securities

         The Bank's available-for-sale securities portfolio at September 30, 2005 had a net unrealized loss of approximately $33,204 as compared with a net unrealized loss of approximately $51,357 at December 31, 2004.

Securities available for sale at September 30, 2005:

                                 Amortized     Unrealized           Fair
                                   Cost       Gains     Losses      Value
                                 ---------   ------------------    -------

U.S. agency mortgage-backed
          securities             $925,508    $   -     $(33,204)   $892,304
                                 ========    ========  =========   ========

Securities available for sale at December 31, 2004

                                 Amortized     Unrealized           Fair
                                   Cost       Gains     Losses      Value
                                 ---------   ------------------    -------

U.S. agency mortgage-backed
             securities          $1,157,964  $   -     $(51,357)   $1,106,607
                                 ==========  ========  =========   ==========
(3) Stock options


At September 30, 2005, the Company has a stock-based employee compensation plan. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. As new options granted were only 0 and 47,000 during the quarters ended September 30, 2005 and 2004, the effect on net income (loss) and earnings
(loss) per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123(R), Accounting for Share-Based Compensation to stock-based employee compensation was less than $.01 per share in each of the periods presented. In December 2002, SFAS No. 148, "Stock-Based Compensation," was issued, which requires that the Company illustrate the effect on net income and earnings per share if it had applied the fair value principles included in SFAS No. 123 for both annual and interim financial statements. Accordingly, if the Company had elected to recognize compensation cost based on the fair value of the options at grant date, the Company's earnings and earnings per share from continuing operations, assuming dilution, for the nine month periods ended September 30, 2005 and 2004 would have been the pro forma amounts indicated below:


                                             Nine months ended September 30,
                                                 2005               2004
                                             ---------------------------------

Net Income (Loss) applicable to Common
Stock:
As reported:                                        $102,572         ($486,847)
Compensation expense                                   2,989              4,109
                                                  ----------         ----------
     Pro forma                                       $99,583         ($490,956)
                                                  ==========         ==========
Net earnings per share:
As reported:
     Basic                                             $0.02            ($0.12)
     Diluted                                           $0.02            ($0.12)
Pro forma:
     Basic                                             $0.02            ($0.12)
     Diluted                                           $0.02            ($0.12)

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


SUMMARY

     Net income for the Company for the three month period ended September 30, 2005 was $7,960 as compared to a net loss of $216,288 for the same period last year. Community Banking reported net loss of $101,000 during the current year's third quarter as opposed to a net loss of $41,000 from the year before. The increase was primarily a result of expenses associated with the acquisition of the Company's future headquarters ("Hoover Mansion"). In 2005, Community Banking benefited from an increase in the net interest margin and lower expenses related to non performing assets. The Bank's subsidiary, Midwest Loan Services reported a net income of $143,000 for the third quarter of 2005 as compared to net loss of $83,000 for the same period in 2004. Income at Midwest was positively impacted in the third quarter of 2005 by a $99,000 partial reversal of the mortgage servicing right impairment reserve against the mortgage servicing rights portfolio. At the end of the quarter, the mortgage rates increased, thus affecting the value of the portfolio. Also servicing income and loan origination income were higher.

         The Company's net income for the first nine months of 2005 was $112,063, versus a net loss of $486,847 for the same period last year. Community Banking reported a net loss of $58,000 during the current year's first nine months as opposed to a loss of $249,346 in the prior year. Community Banking benefited from an increase in the net interest margin and lower expenses related to non performing assets. Midwest Loan Services had net income of $221,000 in the first nine months of 2005 compared to net loss of $100,920 in the same period last year. Net Income at Midwest was positively impacted in the third quarter of 2005 by an increase in loan servicing and sub servicing fees and lower servicing rights amortization expense. Income at Midwest was negatively impacted in the first nine months of 2004 by approximately $30,000 a month in overhead expenses incurred to grow Midwest's jumbo and non-standard originations through a secondary market conduit established with Lehman Brothers.

         The following table summarizes the pre-tax (loss) income of each profit center of the Company for the three months ended September 30, 2005 and 2004 (in thousands):




Pre-tax (loss) income summary for the three and nine months ended September 30, 2005

                                            Three Months   Nine months
         Community Banking                      $(101)           $ (58)
         Midwest Loan Services                     145              221
         Corporate Office                         (36)             (51)
                                               -------           ------
         Total                                  $   8            $  112
                                               =======           ======

Pre-tax (loss) income summary for the three and nine months ended September 30, 2004

                                            Three Months   Nine months
         Community Banking                     $ ( 41)           $(249)
         Midwest Loan Services                    (83)            (101)
         Corporate Office                         (12)             (57)
                                               -------           ------
         Total                                 $( 136)           $(407)
                                               =======           ======



RESULTS OF OPERATIONS

Net Interest Income

         Net interest income increased to $551,676 for the three months ended September 30, 2005 from $522,032 for the three months ended September 30, 2004. Net interest income rose from last year primarily as a result of an increase in total interest bearing assets. Overall, the yield on net earning assets decreased to 6.72% from 6.86% while the cost of earning liabilities increased to 2.34% from 1.99%. Overall, the net interest income as a percentage of total average earning assets decreased to 4.47% from 4.98%.

         Net interest income increased to $1,707,655 for the nine months ended September 30, 2005 from $1,429,248 for the nine months ended September 30, 2004. Net interest income increased from a year ago as a result of a higher net interest margin and a net increase in earning assets. The yield on interest earning assets increased to 6.85% in the 2005 period from 6.61% in the 2004 period. The cost of interest bearing liabilities increased to 2.15% for the 2005 period from 1.97% for the period ended September 30, 2004. Net interest income as a percentage of total average earning assets increased to 4.77% from 4.73%.

Interest income

         Interest income increased to $829,354 in the quarter ended September 30, 2005 from $719,587 in the quarter ended September 30, 2004. The increase resulted from an increase in the volume of earning assets. The yield on interest bearing assets decreased to 6.72% in 2005 from 6.86% in 2004. The decrease in yield resulted primarily from an increase in real estate loans that have a lower yield from other loan products. The prime rate increased from the prior year. This affected other loan categories. The average volume of interest earning assets increased to $48,981,460 in the 2005 period from $42,067,645 in the 2004 period.

         Interest income increased to $2,444,448 in the nine months ended September 30, 2005 from $1,997,801 in the nine months ended September 30, 2004. This increase resulted from an increase in the yield on and volume of average earning assets. The overall yield on earning assets rose to 6.85% from 6.61% in the nine month period ended in 2004. As noted above, the increase in yield resulted primarily from an increase in rate on prime rate based loans. The prime rate increased from the prior year. This affected other loan categories. The average volume of interest earning assets increased to $47,696,573 in the 2005 period from $40,234,604 in the 2004 period.



Interest Expense


     Interest expense increased to $277,678 in the three months ended September 30, 2005 from $197,555 in the 2004 period. The rise in interest expense was due to an increase in the yield on and volume of average interest bearing liabilities. The yield increased to 2.34% in 2005 from 1.99% in 2004. In 2004, the rates on deposits were higher than in the three month period in 2004. The average volume of interest bearing liabilities increased to $47,116,919 in 2005 from $39,731,811 in 2004.

     Interest expense increased to $736,793 in the nine months ended September 30, 2005 from $568,553 in the 2004 period. The rise in interest expense was due to an increase in the yield on and volume of average interest bearing liabilities. The yield increased to 2.15% in 2005 from 1.97% in 2004. In 2004, the rates on deposits were higher than in the nine month period in 2004. The average volume of interest bearing liabilities increased to $45,772,523 in 2005 from $38,506,833 in 2004.



MONTHLY AVERAGE BALANCE SHEET AND INTEREST MARGIN ANALYSIS

         The following table summarizes monthly average balances, revenues from earning assets, expenses of interest bearing liabilities, their associated yield or cost and the net return on earning assets for the three months and nine months ended September 30, 2005 and 2004.





                                               Three Months Ended                        Three Months Ended
                                        -----------------------------------------------------------------------------------------
                                               September 30, 2005                        September 30, 2004
                                        -----------------------------------------------------------------------------------------
                                             Average         Interest      Average       Average         Interest      Average
                                             Balance         Inc / Exp    Yield (1)      Balance        Inc / Exp     Yield (1)
Interest Earning Assets:
  Commercial Loans                             $17,131,615       $345,223      7.99%      $16,739,978        $342,762      8.21%
  Real Estate Loans                             26,459,497        412,515      6.19%       21,084,891         312,583      5.95%
  Installment/Consumer Loans                     1,937,665         44,192      9.05%        2,010,253          43,489      8.68%
                                        ----------------------------------          ----------------------------------
      Total Loans                               45,525,777        801,930      6.99%       39,835,122         698,834      7.04%
  Investment Securities                          1,886,781         13,613      2.86%        2,170,566          20,486      3.79%
  Fed. Funds & Bank Deposits                     1,565,902         13,811      3.50%           61,957             267      1.73%
                                        ----------------------------------          ----------------------------------
Total Interest Bearing Assets                   48,981,460        829,354      6.72%       42,067,645         719,587      6.86%
                                        ----------------------------------          ----------------------------------

Interest Bearing Liabilities:
   Deposit Accounts:
     Demand                                     10,463,458         26,831      1.02%        6,107,198          15,294      1.00%
     Savings                                       444,486          1,111       .99%          463,411           1,153      1.00%
     Time                                       14,542,400        126,334      3.45%       12,451,278          83,207      2.68%
     Money Market                               18,714,211         94,613      2.01%       18,872,936          89,811      1.91%
   Short-term Borrowings                         2,952,364         28,789      3.87%        1,751,988           6,830      1.56%
   Long-term Borrowings                                  0              0      0.00%           85,000           1,260      5.95%
                                        ----------------------------------          ----------------------------------
Total Interest Bearing                          47,116,919        277,678      2.34%       39,731,811         197,555      1.99%
        Liabilities

Net Earning Assets, net
  interest income, and
  interest rate spread                         $ 1,864,541       $551,676      4.38%      $ 2,335,834        $522,032      4.87%
                                        ==================================          ==================================

Net Interest Margin                                                            4.47%                                       4.98%
  (1) Yield is annualized.





                                                 Nine months Ended                          Nine months Ended
                                        -----------------------------------------------------------------------------------------
                                               September 30, 2005                        September 30, 2004
                                        ----------------------------------------------------------------------------------------
                                               Average         Interest     Average           Average          Interest     Average
                                               Balance        Inc (Exp)    Yield (1)          Balance         Inc (Exp)    Yield (1)
 Interest Earning Assets:
      Loans:
         Commercial                             $17,071,636     $1,065,851      8.35%           $16,908,602     $  880,939     6.94%
         Real Estate                             25,429,900      1,193,204      6.27%            18,750,487        908,474     6.45%
         Installment/Consumer                     1,972,837        116,721      7.91%             1,907,149        120,392     8.41%
                                           ----------------------------------            -----------------------------------
 Total Loans                                     44,474,373      2,375,776      7.14%            37,566,238      1,909,805     6.77%
      Investment Securities                       1,951,740         42,215      2.89%             2,514,208         86,613     4.59%
      Federal Funds & Bank                        1,270,460         26,457      2.78%               154,158          1,383     1.20%
         Deposits
                                           ----------------------------------            ------------------------------------
        Total Interest Bearing Asset  s          47,696,573      2,444,448      6.85%            40,234,604      1,997,801     6.61%
                                           ----------------------------------            ------------------------------------
 Interest Bearing Liabilities:
      Deposit Accounts:
         Demand                                   9,554,303         72,196      1.01%             6,296,058         41,517     0.88%
         Savings                                    479,289          3,508      0.98%               444,165          3,591     1.08%
         Time                                    14,294,018        339,007      3.17%            11,487,242        238,294     2.76%
         Money Market                            20,003,131        284,767      1.90%            19,090,437        268,862     1.88%
      Short-term borrowings                       1,433,332         36,983      3.45%             1,087,431         11,995     1.47%
      Long-term borrowings                            8,450            332      5.25%               101,500          4,294     5.64%
           Total Interest Bearing
                                           ----------------------------------            ------------------------------------
                Liabilities                      45,772,523        736,793      2.15%            38,506,833        568,553     1.97%
                                           ----------------------------------            ------------------------------------
 Net Earning Assets, net interest
    income, and interest rate
      spread                                    $ 1,924,050     $1,707,655      4.70%           $ 1,727,771     $1,429,248     4.64%
                                           ==================================             ==================================


 Net Interest Margin                                                            4.79%                                          4.73%

   (1) Yield is annualized.

                                       16

Allowance for Loan Losses

      The provision to the allowance for loan losses was $17,209 for the nine-month period ended September 30, 2005 and $17,500 for the same period in 2004. The provision decreased due to adequate funding of the Allowance for Loan Losses. Net charge-offs totaled $21,327 for the nine-month period ended September 30, 2005 as compared to $17,188 for the same period in 2004. Illustrated below is the activity within the allowance for the nine-month period ended September 30, 2005 and 2004, respectively.

                                                   2005              2004
                                                   ----              ----
Balance, January 1                             $ 353,124         $ 454,118
Provision for loan losses                         17,209            17,500
Loan charge-offs                                (31,497)          (99,006)
Recoveries                                        10,170            81,818
                                               ---------         ---------
Balance, September 30                          $ 349,006         $ 454,430
                                               =========         =========

                                    At September 30, 2005   At December 31, 2004
                                    ---------------------   --------------------
Total loans (1)                             $45,090,881            $42,999,800
Reserve for loan losses                        $349,006              $ 353,124
Reserve/Loans % (1)                               0.77%                  0.82%



      The Bank's overall loan portfolio is geographically concentrated in Ann Arbor and surrounding Washtenaw County Michigan and the future performance of these loans is dependent upon the performance of this relatively limited geographical area.

The following schedule summarizes the Company's non-performing assets:
                                    At September 30, 2005   At December 31, 2004
                                    ---------------------   --------------------
Past due 90 days and over
and still accruing (1):
-------------------------
  Real estate                        $    -                       $      -
  Installment                             -                         36,226
  Commercial                              -                        334,883
                                      --------                   ----------
    Subtotal                              -                        371,109
                                      --------                   ----------
Nonaccrual loans (1):
----------------------
  Real estate (including
    commercial real estate)                -                       591,791
  Installment                             -                         16,739
  Commercial                            66,500                      39,490
                                      --------                     --------
    Subtotal                            66,500                     648,020
                                      --------                   ----------

Other real estate owned                210,437                     534,043
-----------------------               --------                  ----------

Total non-performing assets           $276,937                  $1,553,172
                                      ========                 ===========

                                    At September 30, 2005   At December 31, 2004
                                    ---------------------   --------------------
Ratio of non-performing assets to total
loans (1)                                0.61%                      4.40%
                                      ========                 ==========
Ratio of loans past due over 90
days and nonaccrual loans to loan
loss reserve                               19%                       289%
                                      ========                 ==========
(1) Excludes loans held for sale which are valued at the lower of cost or fair market value.

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

Non-Interest Income

         Total non-interest income increased to $1,054,016 for the three months ended September 30, 2005 from $852,584 for the three months ended September 30, 2004. Within this category, in 2005, there was an increase in initial loan set up and other fees and an increase in loan servicing and subservicing fees and gains on the sale of mortgages as compared with the same three month period in 2004. Much of this increase in activity occurred at Midwest.


     Total non-interest income increased to $3,099,479 for the nine months ended September 30, 2005 from $2,888,556 for the nine months ended September 30, 2004. As compared with the nine month period in 2004, Midwest has increased its subservicing operations and income generated in this area is offsetting a decline in the initial loan set up and other fees due to a decrease in loan originations. At September 30, 2005, Midwest was subservicing 22,519 mortgages, an increase of 19% from 18,233 mortgages subserviced at December 31, 2004. Based on current contractual arrangements Management currently projects that Midwest will be subservicing over 24,000 mortgages at December 31, 2005.



     University Bank purchased a 17,000 square foot building in Ann Arbor, MI in June, 2005 and was granted approval by the FDIC and State of Michigan Office of Financial and Insurance Services to relocate its headquarters to the new location. University Bank purchased the building for $1.8 mm and estimates that the cost of relocation and the capital expenditures related to minor refurbishment required for the bank's use of the building will cost under $300,000. If the relocation, currently scheduled for December 10, 2005, is completed prior to December 15, 2005 University Bank will receive on December 31, 2005 cash incentive payments of $1,000,000 from its current landlord to move out early.

Non-Interest Expense

      Non-interest expense increased slightly to $1,597,732 in the three months ended September 30, 2005 from $1,538,405 for the three months ended September 30, 2004 as a decrease in the valuation reserve for Midwest's mortgage servicing rights more than offset modest rises in other costs.



     Non-interest expense decreased slightly to $4,677,862 in the nine months ended September 30, 2005 from $4,707,149 for the nine months ended September 30, 2004, as modest rises in costs in several areas were offset by cost control measures in other areas.



         Following is an analysis of the change the Company's mortgage servicing rights for the periods ended September 30, 2005 and
2004

                                               2005                 2004
                                               ----                 ----
Balance, January 1                          $1,097,786          $1,031,575
Additions - originated                         389,952             323,106
Amortization expense                         (198,183)           (316,868)
Adjustment for asset impairment
change                                           7,000              57,000
                                            ----------         ----------
Balance, December 31                        $1,296,555          $1,094,813
                                            ==========         ===========


         At September 30, 2005, the Bank and Midwest owned the rights to service mortgages for Fannie Mae, Freddie Mac and other institutions, most of which were owned by Midwest, an 80% owned subsidiary of the Bank. The balance of mortgages serviced for these institutions was approximately $140 million. The carrying value of these servicing rights was $1,296,554 at September 30, 2005. Market interest rate conditions can quickly affect the value of mortgage servicing rights in a positive or negative fashion, as long-term interest rates rise and fall. The amortization of these rights is based upon the level of principal pay downs received and expected prepayments of the mortgage loans. The servicing rights are recorded at the lower of cost or market. The impairment reserves at September 30, 2005 and 2004 are $509,000 and $516,000, respectively.


Capital Resources

      The table below sets forth the Bank's risk based assets, capital ratios and risk-based capital ratios of the Bank. At September 30, 2005, the Bank was considered "well capitalized".
                                                             September 30, 2005
           TIER 1 CAPITAL                                     (in thousands)
 Total Equity Capital                                                    $3,222
 Less: Unrealized losses on available-for-Sale
       Securities                                                           (33)
 Plus: Minority Interest                                                    474
 Less: Other identifiable Intangible Assets                                 233
                                                                     ----------
 Total Tier 1 Capital                                                     3,496
           TIER 2 CAPITAL
 Allowance for loans & Lease losses                                         349
 Less: Excess Allowance                                                      -
                                                                     ----------
 Total Tier 2 Capital                                                       349
                                                                     ----------
 Total Tier 1 & Tier 2 Capital                                           $3,845
                                                                     ==========
                      CAPITAL RATIOS
 Tier 1/Total Average Assets of $55,500                                   6.30%
 Tier 1/Total Risk-Weighted Assets of $38,147                             9.16%
 Tier 1 & 2/Total Risk-Weighted Assets of $38,147                        10.08%


Liquidity

         Bank Liquidity. The Bank's primary sources of liquidity are customer deposits, scheduled payments and prepayments of loan principal, cash flow from operations, maturities of various investments, borrowings from correspondent lenders secured by securities, residential mortgage loans and/or commercial loans. In addition, the Bank invests in overnight federal funds. At September 30, 2005, the Bank had cash and cash equivalents of $4,557,738. The Bank's lines of credit include the following:

    o    $3.5 million from the Federal Home Loan Bank of Indianapolis secured
         by investment securities and residential mortgage   loans, and
    o $6.9 million from the Federal Reserve Bank of Chicago secured by commercial loans.

     At September 30, 2005, the Bank had $0 outstanding on the Federal Home Loan Bank and Federal Reserve Bank lines of credit.


     In order to bolster liquidity from time to time, the Bank also sells brokered time deposits. At September 30, 2005, the Bank had $6.5 million of these deposits outstanding.

         Bancorp Liquidity. In an effort to increase the Bank's Tier 1 capital to assets ratio through retained earnings, management does not expect that the Bank will pay dividends to the Company during the balance of 2005. Management expects Bancorp's working capital to be increased as a result of the issuance of additional shares of common and preferred stock or through a small line of credit currently being negotiated.


         At September 30, 2005, $0 was payable to another financial institution as compared to $67,000 at September 30, 2004. At September 30, 2005, Bancorp had $9,000 in cash and investments on hand to meet its working capital needs.


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

     The Bank performs a static gap analysis that has limited value as a simulation because of competitive and other influences that are beyond the control of the Bank. The table on the following page details the Bank's interest sensitivity gap between interest-earning assets and interest-bearing liabilities at September 30, 2005. The table is based upon various assumptions of management that may not necessarily reflect future experience. As a result, certain assets and liabilities indicated in the table as maturing or re-pricing within a stated period may, in fact, mature or re-price in other periods or at different volumes. The one-year static gap position at September 30, 2005 was estimated to be ($11,966,000) or -21.11%.

In addition, management prepares an estimate of sensitivity to immediate changes in short term interest rates. At September 30, 2005, the following impact was estimated on net interest margin and mortgage operations in the 12 months following an immediate movement of short term or long term interest rates:

                    Effect on Net Interest          Effect on Mortgage Banking
      Rate Change   Margin from Short Term          Activity from Long Term
                    Interest Rate Change            Interest Rate Change
                   (% Change)     ($ Change)            ($ Change)
        -1.00%         1.09%       $25,000               $599,000
        -3.00%         3.26%       $74,000             $1,798,000
        +1.00%        -0.163%      ($4,000)              $268,000
        +3.00%        -0.47%      ($10,720)              $508,000




                                                     UNIVERSITY BANK
                               Asset/Liability Position Analysis as of September 30, 2005
                                             (Dollar amounts in thousand's)
                                                Maturing or Repricing in


                                        3 months       91 Days to        1 - 3       3 - 5       Over 5       All
ASSETS                                  or Less          1 Year          Years       Years       Years       Other          Total
------                                  -------          ------          -----       -----       -----       -----          -----
    Loans - Net                         $11,103          $2,788         $9,870      $18,971     $2,719       ($349)       $45,102
    Non-Accrual Loans                         -               -              -            -          -           67            67
    Securities                              100             500              -            -        292            -           892
    Other Assets                            941               -              -            -          -        5,136         6,077
    Cash and Due from Banks               3,500               -              -            -          -        1,058         4,558
                                    ------------------------------------------------------------------------------------------------
      TOTAL ASSETS                       15,644           3,288          9,870       18,971      3,011        5,912        56,696
                                    ------------------------------------------------------------------------------------------------

LIABILITIES
-----------
    Time deposits                         3,902           8,385          3,356        1,076        266            -        16,985
    Demand -interest bearing             10,805           7,806         10,347        2,500          -            -        31,458
    Demand - non interest                     -               -                           -          -        3,264         3,264
    Savings                                   -               -            474            -          -            -           474
    Other  borrowings                         -               -              -            -          -            -             -
    Other Liabilities                         -               -              -            -          -        1,092         1,092
    Equity                                    -               -              -            -          -        3,423         3,423
                                    ------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES                  14,707          16,191         14,177        3,576        266        7,779       $56,696
                                    ------------------------------------------------------------------------------------------------
 Gap                                        937        (12,903)        (4,307)       15,395      2,745      (1,867)             -
 Cumulative gap                            $937       ($11,966)      ($16,273)       ($878)     $1,867      $     -
 Gap percentage                           1.65%         -21.11%        -28.70%       -1.55%     -3.29%        0.00%


ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Disclosure controls are procedures that are designed with an objective of ensuring that information required to be disclosed in our periodic reports filed with the SEC, such as this report on Form 10-QSB, is recorded, processed, summarized, and reported within the time periods specified by the SEC. Disclosure controls also are designed with an objective of ensuring that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, in order to allow timely consideration regarding required disclosures.

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


(b) Changes in Internal Controls.

During the period covered by this report, there have been no changes in the Company's internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.



PART II OTHER INFORMATION

Item 1. Legal Proceedings

We own, through Hoover, LLC, a subsidiary of University Bank, a 14,000 ft2 building into which we plan to relocate the Bank's headquarters. Hoover, LLC was a defendant in a lawsuit filed by plaintiff Dean Solden. The complaint filed in the Circuit Court of Wayne County was resolved in October 2005.

Item 4. Submission of Matters to a Vote of Security Holders

               None


Item 5. Other information

                  None


Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.


         6.1 Material definitive agreement, fourth, fifth and sixth Amendments to Lowertown University Bank sale and lease agreement.

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



                                          UNIVERSITY BANCORP, INC.

Date:    November 14, 2005                /s/ Stephen Lange Ranzini
                                          -------------------------
                                          Stephen Lange Ranzini
                                          President and Chief Executive Officer


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


     Date: November 14, 2005             /s/Stephen Lange Ranzini
                                          ----------------------------------
                                         Stephen Lange Ranzini
                                         President and Chief Executive Officer

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





     Date: November 14, 2005             /s/Nicholas K. Fortson
                                          ----------------------
                                         Nicholas K. Fortson
                                         Chief Financial Officer

                                                                  Exhibit 32.1

                    CERTIFICATION OF THE PRINCIPAL EXECUTIVE
                OFFICER AND PRINCIPAL FINANCIAL OFFICER PURSUANT
                           TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Stephen Lange Ranzini, the President and Chief Executive Officer of University Bancorp, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of University Bancorp, Inc.on Form 10-QSB for the quarter ended September 30, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of University Bancorp, Inc.

Date: November 14, 2005       /s/ Stephen Lange Ranzini
                              --------------------------
                              Stephen Lange Ranzini
                              President and Chief Executive Officer

                                                                  Exhibit 32.2

                    CERTIFICATION OF THE PRINCIPAL EXECUTIVE
                OFFICER AND PRINCIPAL FINANCIAL OFFICER PURSUANT
                           TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Nicholas K. Fortson, Chief Financial Officer of University Bancorp, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of University Bancorp, Inc.on Form 10-QSB for the quarter ended September 30, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of University Bancorp, Inc.

Date: November 14, 2005       /s/ Nicholas K. Fortson
                              ---------------------------
                              Nicholas K. Fortson
                              Chief Financial Officer