Form 10-K
period 2005-12-31
UNIVERSITY BANCORP INC /DE/
filed 2006-04-17
CIK 811211

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934
                   for the fiscal year ended December 31, 2005
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
           For the transition period from ____________ to ___________

                         Commission file number 0-16023

                            UNIVERSITY BANCORP, INC.
             (Exact name of registrant as specified in its charter)
         Delaware                                             38-2929531
------------------------------------                 ---------------------------
(State or other jurisdiction of     (I.R.S. Employer incorporation)
         Identification No.

  2015 Washtenaw, Ann Arbor, Michigan                   48104
-------------------------------------                ---------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code (734) 741-5858
                                                   --------------

Securities registered pursuant to section 12(b) of the Act: NONE
Securities registered pursuant to section 12(g) of the Act:
         Common Stock, par value $.010 per share
         ---------------------------------------
     Indicate by check mark if the registrant is a well-known  seasoned  issuer,
as defined in Rule 405 of the Securities Act    Yes      No X
                                                    ----   ----

     Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes       No   X
                                                                ----      ----

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, or a non accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large accelerated filer     Accelerated filer       Non-accelerated filer  X
                       ----                  ----                         ----

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ]

     The number of shares outstanding of the Registrant's Common Stock as of March 29 2006: 4,149,878 shares. The aggregate market value of the voting stock held by non-affiliates of the Registrant based on $2.40 per share, the closing price for the Registrant's Common Stock on March 29, 2006, as reported by NASDAQ, was approximately $3,244,159.

* For purposes of this calculation shares of the Registrant held by directors and officers of the Registrant and by other affiliates have been excluded.

Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held June 19, 2006, are incorporated by reference into Part III of this report.


                               Page 2 of 87 pages
                 Exhibit index on sequentially numbered page 77

PART I.

Item 1. - Business

General
-------

     University Bancorp, Inc. The Company is a Delaware corporation that operates as a bank holding company for its wholly-owned subsidiary, University Bank. The Company changed its name to `University Bancorp, Inc.' from `Newberry Bancorp, Inc.' in 1996, in order to more closely align its identity with the Bank's.

     University Bank. The Bank is a state chartered community bank. The Bank began business in 1890 and was chartered by the state of Michigan in 1908. In 1994, we sold the bank's offices in Newberry, Michigan and Sault Ste. Marie, Michigan. In 1995 we relocated the Bank's main office to Ann Arbor, Michigan and, changed the Bank's name from `The Newberry State Bank' to `University Bank' to more closely align its identify with its current place of business. Ann Arbor is a university town, home to the University of Michigan and is the largest city in Washtenaw County, just west of the Detroit Metropolitan Statistical Area. The Bank's primary market area is defined as the City of Ann Arbor and surrounding areas in greater Washtenaw County.

     Midwest Loan Services. In 1995, University Bank acquired 80% of the common stock of Midwest Loan Services ("Midwest"). Midwest specializes in the origination, servicing and sub-servicing of mortgage loans for various credit unions, financial institutions and mortgage brokers. Most of their servicing and sub-servicing portfolio is comprised of residential mortgage loans sold to Fannie Mae, Freddie Mac and other private residential mortgage conduits, the most important of which is a jumbo and subprime loan conduit established by Lehman Brothers.

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

     University Islamic Financial Corporation. On December 30, 2005, University Bank formed University Islamic Financial Corporation (UIFC). At formation, University Bank purchased 80% of the common stock of UIFC with a cost basis of $8,000,000 and $5,588,000 Series A non-convertible preferred stock of UIFC. UIFC intends to engage in Islamic Banking with an initial focus on its existing product set: soliciting Islamic Sharia'a FDIC-insured Deposits held by University Bank and originating Islamic Sharia'a home financings as agent for University Bank. UIFC's products have received favorable legal rulings (fatawa) from some of the leading Islamic legal scholars in the U.S. and the world. In February 2006, University Bank executed a master commitment with the Federal Home Loan Mortage Corporation to create a secondary market for UIFC's Sharia'a compliant home financing transactions in Michigan with the intent to expand this program over time.

Employees
---------
         The Company employed 63 full-time equivalents as of March 3, 2006:

                  University Bank, Ann Arbor                  19
                  Midwest Loan Services                        36
                  University Insurance & Investment            3
                  University Islamic Financial Corporation     5

Lines of Business
-----------------

Deposit Products & Services

              University Bank offers traditional retail savings products and services to its customers. These include demand deposit and NOW interest-bearing checking accounts, money market deposit accounts, regular savings accounts and term deposit certificates ranging in maturity from three to three hundred months. The Bank also offers Sharia'a compliant profit-sharing deposits for Muslim depositors. The Bank also offers free access to 24-Hour ATM machines, telephone banking, internet banking, debit cards, online bill payment, Western Union(TM) money transfer services and Gold VISA accounts. From time to time to raise liquidity, the Bank relies on brokers to sell CDs. At December 31, 2005, the Bank had approximately $5.9 million in CDs issued through brokers.

Lending Products

              University Bank offers a range of traditional lending products, including commercial small business loans, residential real estate mortgage loans, home equity loans, commercial real estate mortgage loans, consumer installment loans, and land development and construction loans. The Bank also offers Sharia'a compliant mortgage alternative loan transactions (MALTs (TM)) for Muslim customers.

Classifications of the loan portfolio as of December 31, 2005 are as follows:

                                                Amount
                                              Outstanding(1)       % of Total
       Commercial, Real Estate & Other        $12,547,975            27.49%
       Residential Construction                 1,958,485             4.29%
       Residential Real estate                 25,781,137            56.47%
       Residential Home equity                  4,847,478            10.62%
       Consumer                                   205,145             0.45%
       Credit Card                                312,106             0.68%
                                              -----------         ----------
         Gross Loans                          $45,652,326           100.00%
                                              ===========         ==========

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

     Residential loans typically have a loan to value ratio less than 80% at the time the loan is originated, unless the borrower's financial position is very strong, in which case a loan to value ratio of up to 90% or private mortgage insurance is considered. To meet the Bank's goals for first time homebuyers, the Bank has originated 97% to 100% loan to value residential loans and currently has about $2 million of these loans in its loan portfolio. Home equity secured residential loans have loan to value ratios of less than 90% at time of origination in the case of fixed rate fully-amortizing loans and 80% for home equity lines of credit, with a few exceptions with higher ratios for borrowers with strong credit. As of December 31, 2005, the Bank had a portfolio of $14.0 million of mortgage alternative loan transactions that are Sharia'a-compliant mortgage alternatives for Muslim customers. The primary risk of residential lending is that home prices drop (typically this occurs during recessions) and borrowers walk away from their home or file for bankruptcy. All of the Bank's construction loans are secured by residential properties with a loan to value ratio of 80% or less. The Bank controls the risk of construction lending by performing inspections prior to disbursing interim construction funds to avoid cost overruns.

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

Mortgage Banking

     The Bank and Midwest originate internally or via other financial institutions residential home loans that generally qualify for sale to secondary market investors under the underwriting criteria of the Federal Home Loan Mortgage Corporation (FHLMC), the Federal National Mortgage Association (FNMA) and the Government National Mortgage Association (GNMA). Loans purchased or originated internally are either sold directly to FHLMC, FNMA or GNMA, or are pooled into mortgage-backed securities and the securities are sold to investors in the secondary market. With the exception of Midwest, the Bank is currently selling the servicing rights on all mortgages originated that are sold to the secondary market. Some residential mortgages are held in the Bank's loan portfolio as an investment.

     University Bank became a seller/servicer and began originating Federal Home Loan Mortgage Corporation (FHLMC) insured mortgages in 1991 and became a seller/servicer and began originating Federal National Mortgage Association insured mortgages in 1994. The Bank has also been approved as a seller/servicer of Government National Mortgage Association mortgages for many years but only began using its license in 1999 to originate and sell these loans without retaining the servicing rights. Midwest is also licensed with FNMA,FHLMC and GNMA.

Mortgage Servicing and Sub-servicing

     Mortgage servicing firms receive monthly payments from loan customers, aggregate and account for these payments, and send the funds to mortgage-backed securities holders, including pension funds and financial institutions. For some mortgage customers, escrow funds are also accumulated, and funds sent to taxing authorities and insurance companies as needed. Mortgage servicers also dun delinquent accounts and foreclose loans, if required. Mortgage servicers receive a fixed monthly fee for performing this service. When these services are performed for the Bank, it is called `servicing'. When these services are performed for other institutions, it is called `sub-servicing'. The Bank's 80%-owned subsidiary, Midwest, specializes in sub-servicing residential mortgage loans sold to FNMA and FHLMC and other non-agency private conduits for the account of credit unions, other financial institutions and mortgage brokers.

Investment Securities

     The Bank maintains surplus available funds in investments consisting of short-term money market instruments, U.S. government bonds, U.S. federal agency obligations and mortgage-backed securities backed by federal agency obligations. The Bank's President, who is a licensed Registered Representative, manages these investments. All purchase/sale decisions are subject to the review and prior approval of the Asset Liability Committee of the Bank and the Board of Directors. The securities portfolio provides a source of liquidity to meet Bank's operating needs. At December 31, 2005, the portfolio had a net unrealized loss of $34,720 versus a net unrealized loss of $51,356 at December 31, 2004, and $38,795 at December 31, 2003.

     Information regarding securities where cost exceeded more than 10% of the Company's stockholders' equity at December 31, 2005 is as follows:

                                           Final          Market       Amortized
Issuer               Coupon     Yield     Maturity         Value         Cost
------               ------     -----     --------       ---------      --------
FHLBI equity (1)       VAR      4.17%      None          $941,200       $941,200
FNMA CMO 93-205H (2)   PO       1.83%     9/25/23         273,414        291,196
GNMA (various)         VAR      6.15%     6/20/22         559,649        576,912


     (1) The rate varies quarterly. The Bank is required to maintain the investment in Federal Home Loan Bank of Indianapolis (FHLBI)common stock in an amount related to the Bank's single-family mortgage related assets and FHLBI advances. Shares can be redeemed or sold at par value to the FHLBI upon five-year prior notice.

     (2) This Principal Only strip has an expected average life of about five years. The bond is rated AAA.

Competition
-----------

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


     The Bank's main office is near the University of Michigan and the University of Michigan Hospital. These institutions employ approximately 20,000 persons. The Bank is located in an area that has strong competition from local credit unions and banks as well as a number of large national banks. The University of Michigan Credit Union has an onsite presence at University of Michigan.

     Banks owned by out-of-state holding companies dominate the Ann Arbor banking market. The University of Michigan Credit Union is the largest locally owned financial institution. The only locally-owned community financial institutions, excluding University Bank, are University of Michigan Credit Union, Bank of Ann Arbor, Huron River Area Credit Union, Midwest Financial Credit Union, Automotive Federal Credit Union and several smaller credit unions.

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

     Mortgage Servicing and Sub-servicing. Servicing competition is somewhat less intense than the loan origination aspect of mortgage banking. Due to net worth and management requirements, many mortgage origination companies do not have the capacity to service loans. Falling interest rates present competitive challenges for the mortgage servicing operation in that mortgagors are more likely to refinance existing mortgages. The quality of service and the ability of the origination operation to compete on price and service are important in retaining these customers by refinancing them internally, rather than losing the refinancing transaction to a competitor. Increased refinancing activity as a result of falling interest rates decreases profitability of mortgage servicing by increasing amortization charges on purchased mortgage servicing rights.

     In the sub-servicing business, Midwest competes primarily with about 30 firms nationwide, including specialized sub-servicing units of mortgage banking companies, and specialized firms owned by banks and savings and loans. Most of these companies have substantially larger financial resources than Midwest, and some of them are also located in rural areas with low prevailing wages.

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

Regulation
----------

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

     Financial Holding Companies. Beginning March 11, 2000, bank holding companies may apply to become Financial Holding Companies. We have not applied to become a Financial Holding Company. Financial Holding Companies may engage in a wider range of non-banking activities than Bank Holding Companies, including greater authority to engage in securities and insurance activities. The expanded powers are available to a bank holding company only if the bank holding company and its bank subsidiaries remain well capitalized and well managed. The new law also imposes various restrictions on transactions between the depository institution subsidiaries of bank holding companies and their non-bank
affiliates.   These   restrictions   are  intended  to  protect  the  depository
institutions from the risks of the new non-banking activities permitted to affiliates.

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

     Section 404 of the Sarbanes-Oxley Act. requires a company to include in its annual reports a report by management on the company's internal control over financial reporting and an accompanying auditor's report. The Commission extended the original Section 404 compliance dates for all issuers three times. Under the latest extension, non-accelerated filers will thus be required to file management and audit reports under Section 404 with their annual reports for the first year ending on or after July 15, 2007. (For example, a non-accelerated filer with a December 31 year will be required to include the reports in its annual report filed in early 2008, for the year ended December 31, 2007.) The Company, based on the size of its market capitalization is considered a small public company and thus is classified as a non-accelerated filer.

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

        o        the Gramm-Leach Bliley Act (and related privacy regulations),
        o        the Patriot Act,
        o        the Check 21 Act,
        o        The Anti-Money Laundering Act,
        o        the Equal Credit Opportunity Act,
        o        the Fair Credit Reporting Act,
        o        the Fair Debt Collection Act,
        o        the Right to Privacy Act,
        o        the Real Estate Settlement Procedures Act,
        o        the Bank Secrecy Act,
        o        the Electronic Funds Transfer Act,
        o        Federal Reserve regulations,
        o        State usury laws, and
        o        Federal laws concerning interest rates.

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

     Various changes to the Federal Deposit Insurance Act (FDIA) were recently signed into law. These changes will increase the FDIC insurance coverage for retirement accounts, index future insurance coverage to inflation, provide the bank with rebates for past premiums paid and merge the BIF with the Savings and Loan Insurance Fund (SAIF). Any change in applicable laws, regulations or regulatory policies of various governmental regulatory authorities may have a material effect on the Company's business, operations and prospects. Those authorities include, but are not limited to, the Board of Governors of the Federal Reserve System, the FDIC, the Commissioner of the Michigan Office of Financial and Insurance Services, the Internal Revenue Service, and state taxing authorities. The Company is unable to predict the nature or extent of the effects that fiscal or monetary policies, economic controls or new federal or state legislation may have on future business and earnings.

     Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums, based upon their respective levels of capital and results of supervisory evaluation. Banks classified as well-capitalized, as defined by the FDIC, and considered healthy pay the lowest premium while institutions that are less than adequately capitalized, as defined by the FDIC, and considered to be of substantial supervisory concern pay the highest premium. The FDIC makes a risk classification of all insured institutions for each semi-annual assessment period.

     In early 2006, Congress passed the Federal Deposit Insurance Act of 2005, which made certain changes to the federal deposit insurance program. These changes included merging the BIF and the Savings Association Insurance Fund (the "SAIF"), increasing retirement account coverage to $250,000 and providing for inflationary adjustments to general coverage beginning in 2010, providing the FDIC with the authority to set the fund's reserve ratio with a specified range, and requiring dividends to banks if the reserve ratio exceeds certain levels. The new statue grants banks an assessment credit based on their share of the assessment base on December 31, 1996, and the amount of the credit can be used to reduce assessments in any year subject to certain limitations. The FDIC is required to issue regulations implanting the new Act.

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

     Dividends. Under Michigan law, the Bank is restricted as to the maximum amount of dividends it may pay on its common stock. The Bank may not pay dividends except out of net profits after deducting its losses and bad debts. The Bank may not declare or pay a dividend unless the Bank will have a surplus amounting to at least 20% of its capital after the payment of the dividend. In addition, the Bank may not declare or pay any dividend until an amount equal to at least 10% of net profits for the preceding one-half year (in the case of quarterly or semi-annual dividends) or full-year (in the case of annual dividends) has been transferred to surplus. At December 31, 2005, the Bank had retained earnings of $75,833. The Bank may not declare or pay any dividend until the cumulative dividends on any issued preferred stock have been paid in full.

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

     In receiving deposits, the Bank is subject to extensive regulation under State and federal law and regulations, including:

        o        the Truth in Savings Act,
        o        the Expedited Funds Availability Act,
        o        the Bank Secrecy Act,

        o        the Electronic Funds Transfer Act,
        o        the Anti-Money Laundering Act,
        o        the Federal Deposit Insurance Act,
        o        the Patriot Act,
        o        the Check 21 Act, and
        o        the Gramm-Leach Bliley Act (and related privacy regulations).

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

     Primary Regulator of Midwest. Midwest is an approved seller/servicer of single-family mortgage loans for FNMA, FHLMC and HUD Title II (GNMA), and is subject to their rules, regulations and examinations.

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

Item 1A. - Risk Factors
     The information set forth under "Risk Factors: in Item 7 below is hereby incorporated by reference.


Item 2. - Properties

Properties
----------

     In December 2005, the Bank moved its main office and sole branch to the historic Hoover Mansion located at 2015 Washtenaw Avenue, Ann Arbor, MI. In June 2005, the Bank purchased Hoover, LLC the owner of the Hoover Mansion, a 17,000 square foot facility. Previously the bank was located in a facility that it sold in a sale-leaseback transaction in 2003. In April 2005, the owner of the property offered the Bank an $800,000 early termination buyout of the lease if the Bank could vacate the property by a date certain. The agreement was subsequently amended and the move out date was set at December 15, 2005. The Bank moved to the Hoover Mansion on the 10th of December, thus satisfying the agreement for the financial incentive.

     The Bank subleases a small portion of a site that includes a registered historic building in Ann Arbor, at the corner of Washtenaw Avenue and Stadium Boulevard as an ATM drive-through location. The minimum lease period ends October 2010 with two optional five-year extensions. The Bank also owns 1/3 of the Company that owns the site, Tuomy, LLC.

     The Bank leases an ATM location in Ann Arbor at the corner of State and Liberty near the University of Michigan Campus under a year-to-year lease.

     Midwest leases an office in Houghton, Michigan under a year-to-year lease.

     The Company believes that the office facilities are adequate to support the anticipated level of future expansion of business.

Contractual Obligations
-----------------------

The following table summarizes the existing contractual obligations of the
Company:
                                            Payments Due By Period
                                            ----------------------
                                     Less than      1-3     3-5     More than
                          Total         year       years    years     5 years
                          ---------------------------------------------------
Operating leases    $   84,612   $   41,412  $   14,400  $   14,400  $  14,400
Certificates of
   deposit          18,197,803   12,295,703   2,800,460   2,713,559    388,081
                    ----------   ----------   ---------   ---------    -------
Totals             $18,282,415  $12,337,115  $2,814,860  $2,727,959   $402,481
                    ==========   ==========   =========   =========    =======

Item 3. - Legal Proceedings

     At December 31, 2005 the Company had no outstanding legal proceedings that would have a material affect on the financial statements.


Item 4. - Submission of Matters to a Vote of Security Holders

     No matters were submitted during the fourth quarter of 2005 to a vote of our shareholders.

PART II.

Item 5. - Market for Registrant's Common Equity and Related Stockholder Matters

Common Stock and Dividend Information

     Our common stock trades on the NASDAQ Small-Cap Market under the symbol UNIB. The high and low sales prices of our common stock as quoted by NASDAQ, for each quarter since January 1, 2004 are listed below:

                                          High               Low

First Quarter through March 7           $2.26              $1.76

2005
First Quarter                            2.25               1.66
Second Quarter                           2.35               1.75
Third Quarter                            2.00               1.52
Fourth Quarter                           2.00               1.53

2004
First Quarter                           $2.80              $2.05
Second Quarter                           2.47               1.30
Third Quarter                            1.72               1.05
Fourth Quarter                           3.48               0.60

     As of the March 7, 2006 we had approximately 540 stockholders including approximately 200 beneficial owners of shares held by brokerage firms or other institutions.

     Our shareholders authorized a 1 for 2 reverse stock split in November 2002; however, management has opted, at this time, not to implement the reverse stock split. No cash dividends have been paid on our common stock. We do not currently anticipate declaring or paying cash dividends on our common stock in 2006.

Certain Sales of Equity Securities

         None

Item 6. - Selected Financial Data

                            University Bancorp, Inc.
                 Selected Consolidated Financial and Other Data
                  (Dollars in Thousands Except Per Share Data)

                                     2005                2004                 2003                2002                   2001
                                     ----                ----                 ----                ----                   ----
Summary of operations (1)
Interest income                    $3,273              $2,744               $2,732              $3,194                 $3,543
Interest expense                      953                 784                  842               1,039                  1,805
Net interest income                 2,320               1,960                1,890               2,155                  1,738
Provision for loan losses              17                (88)                  189                 100                     40
Net interest income after
  provision for loan losses         2,303               2,048                1,701               2,055                  1,698
Net gain (loss) on
securities                              -                   -                 (54)                  70                     13
Profit(loss)from
investment in  Michigan
BIDCO                                   -                   -                    -                   -                  (115)
Gain on the sale of
mortgage loans                        309                 340                  756                 236                     67
Other non-interest income           5,582               3,482                5,230               4,205                  3,990
Non-interest expense                6,305               6,375                7,619               6,291                  5,960

Income (loss) before tax            1,889               (505)                   14                 206                  (307)
Income tax expense
(benefit)                           (100)                  80                 (80)                   -                      -
Net (loss)income                    1,989               (585)                   94                 206                  (307)

Selected Year End Balances
Total assets                       64,540              50,786               43,549              46,249                 45,623
Loans, net                         45,303              42,647               34,474              32,784                 34,447
Loans, held for sale                1,447                 846                  206               1,551                  2,138
Cash, cash equivalents and
investment    securities            8,580               2,838                4,701               6,521                  3,946
Deposits                           56,021              44,588               38,808              41,920                 40,198
Short-term borrowings                   -               2,416                    -                   -                     92
Long-term borrowings                    -                  34                  166                 298                  1,658
Minority interest                   2,502                 440                  445                 360                    305
Stockholders' equity                5,301               3,002                3,435               3,156                  2,737

                                     2005                2004                 2003                2002                   2001
                                     ----                ----                 ----                ----                   ----
Per Share Data
Common shares, year-end             4,148               4,125                4,027               3,900                  3,753
Weighted avg shares,
year-end                            4,147               4,085                3,940               3,859                  2,278
Cash dividends                          -                   -                    -                   -                      -
Net income (loss)- basic
and diluted                         $0.48             $(0.14)                $0.02               $0.05                ($0.13)
Book value of common shares         $1.21               $0.73                $0.85               $0.81                  $0.73

Selected Ratios
Net yield on earning assets         4.89%               4.68%                4.78%               5.30%                  4.37%
Return on average assets            3.50%             (1.24)%                0.22%               0.47%                (0.67%)
Return on average equity           51.94%            (18.18)%                2.80%               7.43%               (12.49%)
Average equity to avg.
assets                              6.77%               6.82%                7.75%               6.26%                  5.38%


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

     This report includes "forward-looking statements" as that term is used in the securities laws. All statements regarding our expected financial position, business and strategies are forward-looking statements. In addition, the words "anticipates," believes," "estimates," "seeks," "expects'" "plans," intends," and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. The presentation and discussion of the provision and allowance fort loan losses and statements concerning future profitability or future growth or increases, are examples of inherently forward-looking statements in that they involve judgments and statements of belief as to the outcome of future events. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and out future prospects include, but are not limited to changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area and accounting principles, policies and guidelines. These risks and uncertainties should not be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning us and our business, including additional factors that could materially affect our financial results, is included in our other filings with the Securities and Exchange Commission.

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

University Bank Has Incurred Significant Losses And May Never Achieve Sustained Profitability

     University Bank sold its profitable Upper Peninsula operations in late 1994 and relocated to Ann Arbor in early 1996. University Bank had a net loss from operations each year between 1995 and 2001 and again in 2004. University Bank had a profit in 2002, 2003 and 2005. Management of the Bank believes that as the size of loan portfolio and retail deposits continue to increase that the Bank should become more profitable, but there is no assurance that expenses will not rise at a faster rate than expected as the Bank grows. There is no assurance that University Bank will grow to a size that will enable it to sustain profitability. University Bancorp had an accumulated deficit from operations of $516,816 at December 31, 2005.

The Company's Stock Is Controlled By Insiders Of The Company, Which May Not Provide You With The Best Possible Return On Your Investment

     Insiders hold a majority of the shares outstanding of the Company. The Ranzini Group (Mr. Stephen Lange Ranzini, Dr. Joseph Lange Ranzini, Mr. Paul Lange Ranzini, Orpheus Capital, L.P. and the Ranzini Family Trust dated 12/20/89) beneficially owns 2,995,968, or 72.21% of the issued and outstanding shares at March 29, 2006. These individuals are able to exert a significant measure of control over University Bancorp's affairs and policies. This control could be used, for example, to help prevent an acquisition of University Bancorp, precluding shareholders from possibly realizing any possible premium that may be offered for the common stock by a potential acquirer.

Your Ownership Of The Company May Be Further Diluted If University Bancorp Requires Additional Capital

     There can be no assurance that University Bancorp will not need additional capital in the future to support the Bank's growth or to counter operating losses. Funds necessary to meet the Bank's working capital needs and to finance its expansion might not be available. If additional equity securities are needed to finance future expansion, such sale could result in significant dilution to the existing shareholders.

The Small Size Of University Bank Limits Its Ability To Compete With Larger Financial Institutions

     University Bank faces strong competition for deposits, loans and other financial services from numerous Michigan and out-of-state banks, thrifts, credit unions and other financial institutions. Some of the financial institutions with which University Bank competes are not subject to the same degree of regulation as University Bank. Many of these financial institutions aggressively compete for business in the Ann Arbor area. Most of the Bank's competitors have been in business for many years, have established customer bases, have numerous branches, have substantially higher lending limits, and offer certain services that we do not provide. The dominant competitors in the Ann Arbor area are TCF National Bank, National City Bank, Comerica Bank, Chase Bank, LaSalle Bank and Key Bank. There can be no assurance that University Bank will be able to compete effectively with these competitors unless it can continue to grow its operations. The Year Ended December 31, 2005 Compared to the Years Ended December 31, 2004 and 2003

Summary of Results of Operations

     The Company's net income was $1,989,169 in 2005, versus a net loss of $584,820 in 2004 and net income of $94,442 in 2003. Basic and diluted (loss) earnings per share for 2005, 2004 and 2003 were $0.48, $(0.14) and $0.02, respectively.

     The following table summarizes the pre-tax (loss) income of each profit center of the Company for the years ended December 31, 2005, 2004, and 2003 (in thousands):

                                            2005        2004        2003
                                            ----        ----        ----
         Community Banking                 $1,518      $(388)      $(301)
         Midwest Loan Services                426        (27)        426
         Corporate Office                    (55)        (90)       (111)
                                           ------      ------      ------
         Total                             $1,889      $(505)      $   14
                                           ======      ======      ======

2005 as compared with 2004

     There were two material transactions in 2005 that resulted in the significant change from the prior years. In 2005, the Bank was provided with a lease termination buyout and recorded income of $800,000 from this agreement. As part of the agreement the Bank moved out of its lease facility into another facility that was purchased in June 2005. This income was partly offset by additional costs of $300,000 incurred in carrying two headquarters for six months of 2005 during the transition between the two locations. The second transaction occurred in December 2005. The Bank spun off its Islamic banking division into a separate corporation capitalized with $10,000,000. The Bank sold off 20% of its shares in this corporation to outside investors for $3,000,000. The transaction resulted in a $1,000,000 capital gain. This income was partially offset by a cost of $80,000 incurred to buyout the rights to profit sharing to future mortgage alternative securitization income of a consulting firm that assisted us in forming the Islamic Banking Division.

     Excluding the two material transactions in 2005, the operations of the Bank and Midwest improved from 2004. The asset quality of Community Banking improved, thus resulting in significantly lower problem asset expenses. Additionally, the Islamic Banking division carried additional expenses throughout the year while in the process of growing the business and forming the new corporation. At Midwest, the volume of mortgage loans serviced increased 44.9% to 26,414 loans as compared to year-end 2004.

     The net income in 2005 includes a $100,000 tax benefit. This tax benefit is derived from the expected utilization of tax loss carry forwards in 2006.

2004 as compared with 2003

     The net loss in 2004 includes an $80,000 tax expense from a reduction in deferred tax assets. Net income in 2003 included an income tax benefit of $80,000.

     Community Banking incurred a pretax loss of $388,000 during 2004 as opposed to a loss of $301,000 in 2003. In 2004, Community Banking incurred approximately $305,000 in expense related to the resolution of other real estate owned. Additionally, Community Banking recorded a $156,000 impairment charge against the investment in Michigan Capital Fund, L.P. I. The charge will eliminate related expense and will therefore increase income by $100,000 in 2005 and $56,000 in 2006. Community Banking is a tax benefit partner in a low to moderate income housing partnership. The investment provides Community Banking with tax credits that can be used to offset federal income taxes. The Company's overall tax status in 2004 did not allow for the tax credits to be carried as an asset. Accordingly, an impairment charge was deemed appropriate. The expenses for other real estate owned and the impairment more than offset general operational improvement in Community Banking in 2004 as compared to 2003, including a 23.1% increase in loans and a 14.9% increase in deposits.

      Midwest had a loss of $27,000 in 2004 as compared to income of $426,000 in 2003. In 2003, Midwest benefited from a significant volume of origination income derived from the high level of mortgage refinancing due to lower rates. In 2004, this income was substantially less. Income at Midwest was negatively impacted in the first half of 2004 by investments of about $30,000 a month in overhead intended to grow Midwest's jumbo and non-standard originations through a secondary market conduit established with Lehman Brothers. The decrease in mortgage originations offset improvements in other areas including a 21% increase in mortgage loans sub-serviced, to 18,233 loans at December 31, 2004.

Net Interest Income

2005 as compared with 2004

     Net interest income increased to $2,319,755 for year ended December 31, 2005 from $1,960,313 for same period in 2004. The yield on average earning assets increased from 6.55% in 2004 to 6.90% in 2005. This increase occurred as loans repriced in a higher interest rate environment throughout most of 2005. Overall, average interest bearing assets increased from $41,921,021 in 2004 to $47,438,660 in 2005.

     The cost of interest bearing liabilities increased from 1.98% for the 2004 period to 2.07% in 2005. Average interest bearing liabilities increased from $39,575,806 in 2004 to $46,106,469 in 2005.

     The net yield on interest earning assets increased from 4.68% in 2004 to 4.89% in 2005. The increase in the net interest margin is attributable primarily to an increase in low cost interest bearing demand deposits derived from custodial funds from Midwest customers deposited at the Bank. The effect of these low cost deposits mitigated the modest increase in the rise in the yield on earning assets. In this case, the mix of the interest bearing assets has been changing. As compared to 2004, the real estate loans represent a higher percentage of total loans. Real estate loans, specifically single-family real estate loans, generally have lower risk that commercial or installment loans. Thus, the pricing of these loans tends to be lower than others.

2004 as compared with 2003

     Net interest income increased to $1,960,313 for year ended December 31, 2004 from $1,890,462 for same period in 2003. The yield on average earning assets dropped from 6.91% in 2003 to 6.55% in 2004. This drop occurred as loans repriced in a generally lower medium term interest rate environment throughout most of 2004. Additionally, the mix of assets changed. The Company increased its single-family real estate loans while other loans dropped. Single-family real estate loans have a lower yield as compared with commercial and installment loans. Management directed its efforts in increasing this category since real estate loans, specifically single-family homes, tend to have lower credit risk. Overall, average interest bearing assets increased to $41,921,020 in 2004 from $39,511,963 in 2003.

     The following tables present for the average balances, the interest earned or paid, and the weighted average yield for the period indicated:

NET INTEREST INCOME


                                                                                              2005
                                                                       ---------------------------------------------------
                                                                            Average           Interest         Average
                                                                            Balance           Inc(Exp)          Yield
                                                                       ---------------------------------------------------
Interest Earning Assets:
          Commercial Loans                                                   $16,910,945        $1,416,280          8.37%
          Real Estate Loans (1)                                               25,762,012         1,605,405          6.23%
          Installment Loans                                                    2,038,274           160,747          7.89%
                                                                       --------------------------------------
              Total Loans                                                     44,711,231         3,182,432          7.12%
                                                                       --------------------------------------
     Investment Securities                                                     1,918,857            55,784          2.91%
     Federal Funds & Bank Deposits                                               808,572            34,675          4.29%
                                                                       --------------------------------------
          Total Interest Bearing
             Assets                                                           47,438,660         3,272,891          6.90%
                                                                       --------------------------------------
Interest Bearing Liabilities:
     Deposit Accounts:
         Demand                                                               10,202,304            32,146          0.32%
         Savings                                                                 471,145             4,612          0.98%
         Time                                                                 14,888,596           492,222          3.31%
         Money Market Accts                                                   19,312,868           380,621          1.97%
         Short-term Borrowings                                                 1,225,219            43,203          3.53%
         Long-term Borrowings                                                      6,337               332          5.24%
                                                                       --------------------------------------
         Total Interest Bearing Liabilities                                   46,106,469            953,136         2.07%
                                                                       --------------------------------------
Net earning assets, net interest
   income, and interest rate spread                                           $1,332,191        $2,319,755          4.83%
                                                                       ======================================
Net yield on interest-earning assets                                                                                4.89%

     (1) Actual yields; not adjusted to take into account tax-equivalent yields.


NET INTEREST INCOME

                                                                                              2004
                                                                       ----------------------------------------------------
                                                                            Average           Interest          Average
                                                                            Balance           Inc(Exp)           Yield
                                                                       ----------------------------------------------------
Interest Earning Assets:
          Commercial Loans                                                    $17,007,088  $1,258,106                7.40%
          Real Estate Loans (1)                                                20,309,592        1,220,300           6.01%
          Installment Loans                                                     1,917,802          157,151           8.19%
                                                                       ---------------------------------------
              Total Loans                                                      39,234,482        2,635,557           6.72%
                                                                       ---------------------------------------
     Investment Securities                                                      2,403,795          104,988           4.37%
     Federal Funds & Bank Deposits                                                282,744            3,726           1.32%
                                                                       ---------------------------------------

          Total Interest Bearing
             Assets                                                            41,921,021        2,744,271           6.55%
                                                                       ---------------------------------------
Interest Bearing Liabilities:
     Deposit Accounts:
         Demand                                                                 6,651,566           61,350           0.92%
         Savings                                                                  449,143            4,758           1.06%
         Time                                                                  11,831,102          328,683           2.78%
         Money Market Accts                                                    19,571,919          367,262           1.88%
         Short-term Borrowings                                                    972,076           16,999           1.75%
         Long-term Borrowings                                                     100,000            4,907           4.91%
                                                                       ---------------------------------------
         Total Interest Bearing Liabilities                                    39,575,806          783,959           1.98%
                                                                       ---------------------------------------
Net earning assets, net interest
   income, and interest rate spread                                           $ 2,345,215       $1,960,312           4.57%
                                                                       =======================================
Net yield on interest-earning assets                                                                                 4.68%

     (1) Actual yields; not adjusted to take into account tax-equivalent yields.

NET INTEREST INCOME

                                                                                              2003
                                                                       ---------------------------------------------------
                                                                            Average           Interest         Average
                                                                            Balance           Inc(Exp)          Yield
                                                                       ---------------------------------------------------
Interest Earning Assets:
          Commercial Loans                                                   $18,283,474        $1,450,349          7.93%
          Real Estate Loans (1)                                               14,353,880           928,763          6.47%
          Installment Loans                                                    2,102,820           175,398          8.34%
                                                                       --------------------------------------
              Total Loans                                                     34,740,174         2,554,510          7.35%
                                                                       --------------------------------------
     Investment Securities                                                     3,789,545           165,571          4.37%
     Federal Funds & Bank Deposits                                               982,244            12,018          1.22%
                                                                       --------------------------------------
         Total Interest Bearing Assets                                        39,511,963         2,732,099          6.91%
                                                                       --------------------------------------
Interest Bearing Liabilities:
     Deposit Accounts:
         Demand                                                                6,365,212            56,167          0.88%
         Savings                                                                 409,633             4,634          1.13%
         Time                                                                 13,658,810           420,932          3.08%
         Money Market Accts                                                   17,220,500           344,827          2.00%
         Short-term Borrowings                                                   227,063             2,933          1.29%
         Long-term Borrowings                                                    232,000            12,144          5.23%
                                                                       ------------------------------------
         Total Interest Bearing Liabilities                                   38,113,218           841,637          2.21%
                                                                       ------------------------------------
Net earning assets, net interest
   income, and interest rate spread                                          $ 1,398,745        $1,890,462          4.70%
                                                                       ====================================
Net yield on interest-earning assets
                                                                                                                    4.78%

(1) Actual yields; not adjusted to take into account tax-equivalent yields.

     The tables above do not specify the average level of non-interest bearing demand deposits, which were $3,641,640, $2,768,253, and $1,979,705 for the years ended December 31, 2005, 2004 and 2003, respectively.

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


RATE VOLUME TABLE
                                                        -----------------------------------------------------------
                                                                            2005 - 2004
                                                        -----------------------------------------------------------
                                                              Change                  Change
                                                              Due To                  Due To               Total
                                                              Volume                   Rate                Change
Interest Income:
   Commercial Loans                                           $ (7,151)               165,325             $ 158,174
   Real Estate Mortgage Loans                                   338,298                46,806               385,104
   Installment/Consumer Loans                                     9,640               (6,044)                 3,596
   Investment Securities                                       (18,515)              (30,689)              (49,204)
   Federal Funds & Bank Deposits                                 13,991                16,959                30,950
                                                         ----------------------------------------------------------
                           Total Interest Income                336,263               192,357               528,620
                                                         ----------------------------------------------------------

Interest Bearing Liabilities:
   Demand Deposits                                               23,095              (52,298)              (29,203)
   Savings Deposits                                                 226                 (372)                 (146)
   Time Deposits                                                 94,242                69,297               163,539
   Money Market Accounts                                        (4,912)                18,271                13,359
   Short-term Borrowings                                          5,344                20,860                26,204
   Long-term Borrowings                                         (4,887)                   312               (4,575)
                                                        -----------------------------------------------------------
      Total Interest Expense                                    113,108                56,070               169,178
                                                        -----------------------------------------------------------
           Net Interest Income                                 $223,155              $136,287              $359,442
                                                        ===========================================================


RATE VOLUME TABLE
                                                       ------------------------------------------------------------
                                                                            2004 - 2003
                                                       ------------------------------------------------------------
                                                              Change                  Change
                                                              Due To                  Due To                Total
                                                              Volume                   Rate                Change
Interest Income:
   Commercial Loans                                          $ (97,777)             $(94,466)            $(192,243)
   Real Estate Mortgage Loans                                   361,888              (70,351)               291,537
   Installment/Consumer Loans                                  (15,206)               (3,041)              (18,247)
   Investment Securities                                       (60,524)                  (59)              (60,583)
   Federal Funds & Bank Deposits                                (9,154)                   862               (8,292)
                                                       ------------------------------------------------------------
 Total Interest Income                                          179,227             (167,055)                12,172
                                                       ------------------------------------------------------------

Interest Bearing Liabilities:
   Demand Deposits                                                2,584                 2,599                 5,183
   Savings Deposits                                                 430                 (306)                   124
   Time Deposits                                               (53,129)              (39,120)              (92,249)
   Money Market Accounts                                         45,058              (22,623)                22,435
   Short-term Borrowings                                         12,697                 1,369                14,066
   Long-term Borrowings                                         (6,520)                 (717)               (7,237)
                                                       ------------------------------------------------------------
      Total Interest Expense                                      1,120              (58,798)              (57,678)
                                                       ------------------------------------------------------------
           Net Interest Income                                 $178,107           $ (108,257)               $69,850
                                                       ============================================================

Loan Portfolio
     Information regarding the Bank's loan portfolio as of December 31, 2005 and 2004 is set forth under Note 5 to University Bancorp's consolidated financial statements included with this report.

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

     Non-performing loans are defined as loans which have been placed on non-accrual status and loans over 90 days past due as to principal or interest and still in an accrual status. Where serious doubt exists as to the collectibility of a loan, the accrual of interest is discontinued. See Note 5 of the Consolidated Financial Statements for additional information regarding impaired and past due loans. Non-performing loans amounted to $349,681, $648,020 and $1,117,127 at December 31, 2005, 2004 and 2003, respectively. At December 31, 2005, there were loans totaling $10,172 that were past due over 90 days, but still accruing interest. Payments were made to bring these loans to a current status shortly after year-end.

     The provision for loan losses in 2005 was $17,209 compared to $(87,500) in 2004 and $189,400 in 2003. In 2004, the analysis of the loan loss reserve resulted in a reduction in the provision of $87,500. This resulted from lower charge offs, payoffs of previously classified problem loans and an improvement in the quality of the loans in the portfolio. The Bank determined the required reserve was less than in previous years.

     Loans charged off, net of recoveries, were $20,916, $13,494 and $143,501 in 2005, 2004 and 2003, respectively. The allowance for possible loan losses totaled $349,416, $353,124 and $454,118 at the end of 2005, 2004 and 2003,
respectively. The following table summarizes the loan loss expense for the Bank for the years ended December 31, 2005, 2004 and 2003.

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES ($ amounts in thousands)
                                                                         2005           2004            2003
                                                                         ----           ----            ----
Balance at beginning of the period                                      $ 353          $ 454           $ 408
Charge offs - Domestic:
  Commercial loans                                                         23             64             227
  Real estate mortgages                                                    11              5               -
  Installment loans                                                         -              -              13
                                                                       -------        -------        -------
    Subtotal                                                               34             69             240
                                                                       -------        --------       -------
Recoveries - Domestic:
  Commercial loans                                                         12             54              94
  Real estate mortgages                                                     -              2               -
  Installment loans                                                         1              -               3
                                                                       -------        -------        -------
    Subtotal                                                               13             56              97
                                                                       -------        -------        -------
Net charge offs                                                            21             13             143
                                                                       -------        -------        -------
Provision for loan losses                                                  17           (88)             189
                                                                       -------        -------        -------
Balance at end of period                                                $ 349          $ 353           $ 454
                                                                       =======        ========       =======
Ratio of net charge offs during
  period to average loans
  outstanding during period                                             0.05%          0.03%           0.41%

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES ($ amounts in thousands)

                                                          Allocated portion
                                                             of allowance              Percentage of loans in each
                                                            at December 31              category to total loans

                                                           2005            2004           2005           2004
                                                           ----            ----           ----           ----
Loan category:
Domestic:
  Commercial loans                                         $ 69           $ 129         32.28%         43.35%
  Real estate mortgages                                     136             175         64.00%         51.76%
  Installment loans                                          22              49          3.72%          4.89%
  Allocated for economic factors                            122               -            N/A            N/A
                                                        --------        --------      --------       --------
                                                          $ 349           $ 353         100.0%         100.0%
                                                        ========        ========      ========       ========

                                                                At                           At
                                                         December 31, 2005           December 31, 2004
                                                    ---------------------------- ---------------------------
Total loans (1)                                             $45,652,326                 $42,999,800
Reserve for loan losses                                     $   349,416                 $   353,124
Reserve/Loans %                                                   0.76%                       0.82%
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

Non-Interest Income and Non-Interest Expense
     Non-interest income. Total non-interest income increased to $5,891,330 for the year ended December 31, 2005 from $3,822,548 for period ended in 2004. The increase was principally a result of increases in fees from loan servicing and sub-sub-servicing other income and gains from the relocation of the Bank's headquarters and formation of the Islamic Banking subsidiary. Fees from loan servicing and sub-servicing increased at Midwest as the number of customers increased. Other income was significantly higher than in 2004 due to income derived from the buyout of the Bank's lease from a developer and a gain from the sale of Bank owned shares in the Islamic Banking subsidiary. The Bank agreed to terminate its lease agreement early in exchange for $800,000. The Bank moved out of its leased facility in December 2005 and moved to a new another facility that it purchased in June 2005. The Bank earned $1,000,000 from the sale of 20% of the Islamic Banking subsidiary for $3,000,000

     Total non-interest income decreased to $3,822,548 for the year ended December 31, 2004 from $5,932,492 for period ended in 2003. The decrease was principally a result of decreases in loan origination and gain on the sales of mortgage loans at Midwest. In 2003, the rates on mortgages were historically low which spurred an increase in the re-financing market. In 2004, the rates were still relatively low, but the re-financing activity decreased significantly. The Bank's wholly owned insurance and investment subsidiary, University Insurance & Investment Services, enjoyed a record year, producing $219,631 in fee income compared to $168,577, a 30% increase.

     Mortgage banking. At December 31, 2005, Midwest was sub-servicing 26,144 mortgages, an increase of 44.9% from 18,233 mortgages at December 31, 2004. The balance of loans sub-serviced was $3.2 billion at December 31, 2005 as compared with over $2.3 billion at December 31, 2004.

     Securities. There were no sales of marketable and non-marketable equity securities in 2005 and 2004. Proceeds from sales of available for sale debt securities were $0, $0 and $58,879 for the years ended December 31, 2005, 2004 and 2003, respectively, excluding sales associated with the Bank's mortgage banking operation. There were gross gains of $0, $3,607 and $0 on 2005, 2004 and 2003 sales, respectively and a gross loss of $54,011 on 2003 sales.

     At December 31, 2005 gross unrealized losses in our available-for-sale securities were $34,721 and gross unrealized gains were $0. At December 31, 2004 gross unrealized losses in our available-for-sale securities were $51,357 and gross unrealized gains were $0.

     Non-interest expense. Non-interest expense decreased to $6,304,707 in the period ended December 31, 2005 from $6,375,181 for the same period in 2004. The decrease in non-interest expense in 2005 was the result of decreases in mortgage banking expense and amortization of mortgage servicing rights which were partially offset by increases in salaries and benefits flowing from ongoing growth in the number of employees as our business at Midwest expanded, audit and legal expense due to Sarbanes-Oxley related audit fee increases and legal expense associated with the relocation of the bank's headquarters, occupancy expense due to carrying two headquarters for six months of 2005 and increased consulting fees related to business development. In addition, in 2004 we incurred an impairment charge of $156,000 related to our remaining investment in a tax credit partnership and 2005 had no impairment charges.

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

Income Taxes

     Income tax (benefit) expense in 2005 was $(100,000), $80,000 in 2004 and (80,000) in 2003. The tax benefit was recognized because of the operating profit in 2005 and 2003, and therefore a portion of existing net operating loss carry-forwards were reasonably expected to reduce future amounts of taxable income. The tax benefit recognized in 2003 was reversed in 2004 because of the operating loss recognized during the year and uncertainty at that time based on the 2004 results of recoverability of the deferred tax asset. The effective tax (benefit) rate was 34% for each of the years 2005, 2004 and 2003.

     At December 31, 2005, the Company had net operating loss and tax credit carry-forwards that could be utilized to shelter approximately $3.6 of future taxable income. Realization of income tax benefits are not recorded in the financial statements as realization of these benefits is dependent upon generating sufficient future taxable income. See footnote 13 to the financial statements for more information.

Liquidity and Capital Resources

     Liquidity. Loans receivable, net of reserves and excluding loans held for sale, increased to $45.30 million in 2005 from $42.65 million in 2004. Cash and cash equivalents including Federal Funds sold on an overnight basis at the end of 2005 were $7.75 million, while securities were $833,762. At year-end 2005, the Bank had an unused line of credit from the Federal Home Loan Bank of Indianapolis of $3.2 million, and an unused line of credit from the Federal Reserve Bank of Chicago of $6.7 million. The balance of the loan was $0 and $34,000 at year-end 2005 and 2004. The note was paid in full in early 2005.

     University Bank, as an FDIC-insured bank, is subject to certain regulations that require the maintenance of minimum liquidity levels of cash and eligible investments. The Bank has historically exceeded this minimum as a result of its investments in federal funds sold, U.S. government and U.S. agency securities and cash. In addition, University Bancorp had $3,747 in cash at the end of 2005 to meet cash needs, primarily operating expenses including audit and NASDAQ listing fees. Management intends that the cash on hand, the exercise of stock options and possible sale of additional preferred stock will be sufficient to cover our operating expenses during 2006 and 2007. The Company's total stockholders' equity at December 31, 2005 was approximately $5.30 million compared to $3.00 million at December 31, 2004.

     The Bank's Tier 1 Capital at December 31, 2005 was $7.6 million, or 14.0%. The Tier 1 capital to total assets ratio of 14.0% exceeded the 5.0% level, which categorized the Bank as "well capitalized" as defined by the FDIC. At December 31, 2005, the Bank's 18.4% total risk-based capital ratio exceeded the FDIC's threshold of 10.0%, which placed the Bank in the "well capitalized" category. The following table provides detailed information about the Bank's risk-adjusted assets and actual capital percentages:


           TIER 1 CAPITAL                                                                     2005            2004
                                                                                 ----------------------------------
 Total Equity Capital                                                                       $5,311          $2,880
 Add: Unrealized losses on available-for-sale   securities                                      35              52
 Add: Minority interest                                                                      2,502             440
 Less: Other identifiable intangible assets                                                    250             214
                                                                                 ----------------------------------
 Total Tier 1 Capital                                                                        7,598           3,158
      TIER 2 CAPITAL
 Allowance for loan & lease losses                                                             349             353
                          Less: Excess Allowance                                                 0               0
                                                                                 ----------------------------------
 Total Tier 2 Capital                                                                          349             353
 Total Tier 1 & Tier 2 Capital                                                              $7,947          $3,511
                                                                                 ==================================
           CAPITAL RATIOS
 Tier 1/Total Average Assets                                                                14.00%           6.45%
 Tier 1/Total Risk-Weighted Assets                                                          17.63%           8.52%
 Tier 1 & 2/Total Risk-Weighted Assets                                                      18.44%           9.47%




Recently Issued Accounting Standards
     In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123(R) (revised 2004), Share-Based Payment. SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost will be measured based on the fair value of the instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123(R) replaces SFAS No. 123 and supersedes APB Opinion No. 25. As originally issued in 1995, SFAS No. 123 established as preferable the fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. We will be required to apply SFAS No. 123(R) as of the first interim reporting period that begins after December 15, 2005, and we plan to adopt it using the modified-prospective method, effective January 1, 2006. We are currently evaluating the impact SFAS No. 123(R) will have on us. Based on our preliminarily analysis, the impact of the additional compensation expense will not be material during as a result of this new accounting standard.

Recent Events

     On February 15, 2006, the $1,500,000 subscription receivable for the purchase of 20% of University Islamic Financial Corporation by Virtue Investors, LLC was paid in full, completing the funding of the $3,000,000 sale.

     On February 21, 2006, the Bank entered into a master purchase agreement with the Federal Home Loan Mortgage Corporation to create a secondary market for Sharia'a compliant loans to assist in home acquisitions by Islamic homebuyers. The agreement calls for Freddie Mac to support $100,000,000 in Sharia'a home financing transactions over the next year. The first transaction, under the agreement, closed in mid-March 2006.

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

     The table on the following page details our interest sensitivity gap between interest-earning assets and interest bearing liabilities at December 31, 2005. Certain items in the table are based upon various assumptions that may not necessarily reflect future experience, and therefore, certain assets and liabilities may in fact mature or re-price differently from what is illustrated. The one-year static gap position at December 31, 2005 was estimated to be ($8.3 million) or (12.82%):





                                      Asset/Liability Position Analysis as of December 31, 2005
                                                       (Dollar amounts in Thousands)
                                                          Maturing or Repricing in

                                        3 Months    91 Days to        1 - 3        3 - 5      Over 5      ALL
ASSETS                                  Or Less       1 Year          Years        Years      Years      Other        Total
------                                  -------       ------          -----        -----      -----      -----        -----

    Loans - net                            $11,663          3,308          9,806      17,992     3,970       (349)      $46,390
    Non-accrual loans                                     -             -             -          -             360          360
    Securities                                  50            540            150          94         -           -          834
    Other assets                             2,641            800              -           -         -       5,768        9,209
    Cash and Due from
      Banks                                  7,247              -              -           -                   500        7,747
                                      ------------------------------------------------------------------------------------------
      Total assets                          21,601          4,648          9,956      18,086     3,970       6,279       64,540
                                      ------------------------------------------------------------------------------------------

LIABILITIES
-----------
    Time deposits                            9,762          3,729          2,801       1,629       277                   18,198
    Demand -interest
      Bearing                               14,080           6,952         9,955       3,500         -           -       34,487
    Demand - non interest                        -              -             -            -         -       2,919        2,919
    Savings                                      -              -            418           -         -           -          418
    Other borrowings                             -              -              -           -         -           -            -
    Other liabilities                            -                                         -         -       3,217        3,217
    Stockholders' equity                         -               -             -           -         -       5,301        5,301
                                      ------------------------------------------------------------------------------------------
      Total liabilities                    $23,842         10,681         13,174       5,129       277      11,437      $64,540
                                      ------------------------------------------------------------------------------------------
              Gap                          (2,241)        (6,033)        (3,218)      12,957     3,693     (5,158)            -
                                      ==========================================================================================
              Cumulative gap               (2,241)        (8,274)       (11,492)       1,465     5,158          -
                                      =============================================================================
              Gap percentage                 -3.47        -12.82%        -17.81%       2.27%     7.99%       0.00%
                                       ============================================================================


The following repricing information is provided for the Bank's investment portfolio, using book values, as of December 31, 2005:

Investment Portfolio Maturities ($ amounts in thousands) and Yield by Type:

                         Maturity or Repricing Interval:
                                                      Less Than          1 Year to       5 Years to        More Than
                                                       One Year            5 Years         10 Years         10 Years
                                                       --------            -------         --------         --------
Government Agencies:
  Amount                                                   $559                 $0               $0             $275
  Yield                                                      0%                 0%               0%            4.70%

Additional information regarding the Bank's investments is set forth under Note 4 to the consolidated financial statements.

The following information illustrates maturities and sensitivities of the Bank's loan portfolio to changes in interest rates as of December 31, 2005:

Loan Portfolio Maturities by Type ($ amounts in thousands):

                                                          Maturity Interval:
                                                     Less Than         1 Year to          More Than
                                                      One Year           5 Years            5 Years             Total
                                                      --------           -------            -------             -----
Commercial/Installment                                 $ 5,873           $ 8,835             $2,450          $ 17,158
Real Estate Mortgage (1)                                 1,552             2,995             23,947            28,494
Installment/Consumer                                         0                 0                  0                 0
                                                       -------          --------            -------          --------
      Total                                            $ 7,425          $ 11,830            $26,397          $ 45,652
                                                       =======          ========            =======          ========


                                                       Maturity          Maturity
                                                       Less Than         More Than
                                                       One Year          One Year             Total
                                                       -------           --------           --------
Total Variable Rate Loans                               $3,627           $ 28,537           $ 32,164
Total Fixed Rate Loans                                   3,878              9,610             13,488
                                                         -----              -----             ------
      Total Loans (1)                                   $7,505           $ 38,147           $ 45,652
                                                        ======           ========           ========

(1) Excludes loans held for sale of $1,446,575 and the allowance for loan losses.

Item 8. - Financial Statements and Supplementary Data

















                            UNIVERSITY BANCORP, INC.


                              --------------------


                        CONSOLIDATED FINANCIAL STATEMENTS


                              --------------------


                        DECEMBER 31, 2005, 2004 and 2003

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
University Bancorp, Inc.

We have audited the accompanying consolidated balance sheet of University Bancorp, Inc. and Subsidiaries (the "Company") as of December 31, 2005, and the related consolidated statement of operations, comprehensive income (loss), stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of University Bancorp, Inc. and Subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.




/s/ UHY LLP


Southfield, Michigan
March 10, 2006

           Report of Independent Registered Public Accounting Firm


Board of Directors and Stockholder
University Bancorp, Inc.

We have audited the accompanying consolidated balance sheet of University Bancorp, Inc. and subsidiaries as of December 31, 2004 and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the two years ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Midwest Loan Services, Inc., an eighty percent owned subsidiary, which statements reflect total assets of 5.2 percent as of December 31, 2004, and total revenues of 44.7 percent and 48.7 percent, respectively, for each of the two years ended December 31, 2004. Those statements were audited by other auditors, whose report thereon has been furnished to us, and our opinion, insofar as it relates to the amounts included for Midwest Loan Services, Inc., is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors the consolidated financial statements referred to above present fairly, in all material respects, the financial position of University Bancorp, Inc. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the each of the two years ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.



/S/ GRANT THORNTON LLP


Southfield, Michigan
March 29, 2005

                                                           UNIVERSITY BANCORP, INC.
                                                         Consolidated Balance Sheets
                                                          December 31, 2005 and 2004

                                                                           December 31,          December 31,
ASSETS                                                                         2005                  2004
                                                                       ---------------------  -------------------
Cash and due from banks                                               $           7,746,666  $         1,731,569
Securities available for sale, at market                                            833,762            1,106,607
Federal Home Loan Bank Stock                                                        941,200              921,700
Loans held for sale, at the lower of cost or market                               1,446,575              846,400
Loans                                                                            45,652,326           42,999,800
Allowance for loan losses                                                         (349,416)            (353,124)
                                                                       ---------------------  -------------------
     Loans, net                                                                  45,302,910           42,646,676

Premises and equipment, net                                                       2,802,816              946,704
Mortgage servicing rights, net                                                    1,471,808            1,097,786
Real estate owned, net                                                              276,987              534,043
Accounts receivable                                                               2,585,524               30,949
Accrued interest receivable                                                         205,069              148,344
Prepaid expenses                                                                    285,015              250,249
Goodwill                                                                            103,914              103,914
Other assets                                                                        537,666              420,757
                                                                       ---------------------  -------------------
      TOTAL ASSETS                                                    $          64,539,912  $        50,785,698
                                                                       =====================  ===================

                                                                -Continued-

                                                           UNIVERSITY BANCORP, INC.
                                                   Consolidated Balance Sheets (continued)
                                                          December 31, 2005 and 2004

                                                                           December 31,          December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                           2005                  2004
                                                                       ---------------------  -------------------
Liabilities:
Deposits:
  Demand - non interest bearing                                       $           2,919,887  $         3,047,397
  Demand - interest bearing                                                      34,485,047           28,600,355
  Savings                                                                           418,308              499,865
  Time                                                                           18,197,803           12,440,182
                                                                       ---------------------  -------------------
     Total Deposits                                                              56,021,045           44,587,799
Short term borrowings                                                                     -            2,416,000
Long term borrowings                                                                      -               34,000
Accounts payable                                                                    395,604              115,230
Accrued interest payable                                                            110,619               50,296
Other liabilities                                                                   210,190              140,629
                                                                       ---------------------  -------------------
     Total Liabilities                                                           56,737,458           47,343,954
Minority Interest                                                                 2,501,873              440,118
Stockholders' equity:
  Preferred stock, $0.001 par value;
    $1,000  liquidation value;
    Authorized - 500,000 shares;
    Issued - 27,791 shares in 2005                                                       28                     -
  Common stock, $0.01 par value;
    Authorized - 5,000,000 shares;
    Issued - 4,263,062 shares in 2005 and
         4,240,641 shares in 2004                                                    42,630               42,406
  Additional paid-in-capital                                                      6,149,990            5,841,331
  Accumulated deficit                                                             (516,816)          (2,490,224)
  Treasury stock - 115,184 shares in 2005
    and 2004                                                                      (340,530)            (340,530)
  Accumulated other comprehensive loss,
    unrealized losses on securities
    available for sale, net                                                        (34,721)             (51,357)
                                                                       ---------------------  -------------------
     Total Stockholders' Equity                                                   5,300,581            3,001,626
                                                                        ---------------------  -------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $          64,539,912  $        50,785,698
                                                                       =====================  ===================
The accompanying notes are an integral part of the consolidated financial statements.




                                         UNIVERSITY BANCORP, INC.
                                  Consolidated Statements of Operations
                           For the Years Ended December 31, 2005, 2004 and 2003

                                                           2005             2004               2003
                                                     ----------------- ---------------- -------------------

Interest income:

  Interest and fees on loans                       $        3,182,432 $      2,635,557 $        2,554,510
  Interest on securities:
   U.S. Government and agencies                                16,107           48,064             81,269
   Other securities                                            39,677           56,924             84,302
   Other interest income                                       34,675            3,726             12,018
                                                    ------------------ ---------------- ------------------
     Total interest income                                  3,272,891        2,744,271          2,732,099
                                                    ------------------ ---------------- ------------------
Interest expense:
  Interest on deposits:
   Demand deposits                                            412,767          428,611            400,994
   Savings deposits                                             4,612            4,758              4,634
   Time certificates of deposit                               492,222          328,683            420,932
  Short term borrowings                                        43,203           16,999              2,933
  Long term borrowings                                            332            4,907             12,144
                                                    ------------------ ---------------- ------------------
     Total interest expense                                   953,136          783,958            841,637
                                                    ------------------ ---------------- ------------------
     Net interest income                                    2,319,755        1,960,313          1,890,462
(Credit) provision for loan losses                             17,209         (87,500)            189,400
                                                    ------------------ ---------------- ------------------
     Net interest income after
      (credit)  provision for loan
      losses                                                2,302,546        2,047,813          1,701,062
                                                    ------------------ ---------------- ------------------
Other income:
   Loan servicing and sub-servicing
      fees                                                  1,736,285        1,409,283          1,128,293
  Initial loan set-up and other fees                        1,396,813        1,550,620          3,382,955
  Gain on sale of mortgage loans                              308,648          340,149            756,170
  Insurance & investment fee income                           200,585          219,631            168,577
  Deposit service charges and fees                            107,100          112,163            110,608
  Net security (losses)                                             -            (446)           (54,011)
  Gain on the sale and leaseback of
   premises                                                   210,315          184,873            217,053
  Other                                                     1,931,584            6,275            222,847
                                                    ------------------ ---------------- ------------------
     Total other income                                     5,891,330        3,822,548          5,932,492
                                                    ------------------ ---------------- ------------------
                   -Continued-





                                       UNIVERSITY BANCORP, INC.
                           Consolidated Statements of Operations (continued)
                         For the Years Ended December 31, 2005, 2004 and 2003

                                                          2005              2004              2003
                                                    ------------------ ---------------- ------------------

Other expenses:
  Salaries and benefits                            $        3,000,918 $      2,866,849 $        3,358,060
  Occupancy, net                                              517,167          415,156            422,767
  Data processing and equipment                               570,008          569,297            487,701
  Legal and audit                                             343,135          217,414            202,865
  Consulting fees                                             287,117          137,569            173,132
  Mortgage banking                                            190,671          246,346            710,907
  Servicing rights amortization                               137,736          448,553            871,175
  Advertising                                                 162,296          145,592            142,996
  Memberships and training                                     90,902          132,467            118,581
  Travel and entertainment                                    148,159          103,875            121,631
  Supplies and postage                                        240,322          207,141            244,615
  Insurance                                                   153,280          134,163             89,532
  Other operating expenses                                    462,996          750,759            675,150
                                                    ------------------ ---------------- ------------------
     Total other expenses                                   6,304,707        6,375,181          7,619,112
                                                    ------------------ ---------------- ------------------
Income(loss) before income taxes                            1,889,169        (504,820)             14,442
Income tax (benefit) expense                                (100,000)           80,000           (80,000)
                                                    ------------------ ---------------- ------------------
     Net income(loss)                              $        1,989,169 $      (584,820) $           94,442
Basic income(loss)per common share                 $             0.48 $         (0.14) $             0.02
                                                    ================== ================ ==================
Diluted income(loss)per common share               $             0.47 $         (0.14) $             0.02
                                                    ================== ================ ==================
Weighted average shares outstanding -Basic                  4,146,504        4,085,244          3,940,433
Weighted average shares outstanding -Diluted                4,184,430        4,085,244          4,074,415

The accompanying notes are an integral part of the consolidated financial statements.





                                                UNIVERSITY BANCORP, INC.
                                 Consolidated Statements of Comprehensive Income (Loss)
                                  For the Years Ended December 31, 2005, 2004 and 2003

                                                               2005                   2004                    2003
                                                        --------------------    ------------------      ------------------
Net income (loss)                                                $1,989,169            $(584,820)                 $94,442
Other comprehensive (loss)income:
   Unrealized gains (losses) on
    securities available for sale                                    16,636              (13,008)                (11,042)
   Less:  reclassification
    adjustment for accumulated
    gains (losses) included in net
    income (loss)                                                         -                 (446)                (54,011)
                                                        --------------------    ------------------      ------------------
                                                                     16,636              (12,562)                  42,969
                                                        --------------------    ------------------      ------------------
Comprehensive income (loss)                                      $2,005,805            $(597,382)                $137,411
                                                        ====================    ==================      ==================


 The accompanying notes are an integral part of the consolidated financial statements.



                                                              UNIVERSITY BANCORP, INC.
                                                  Consolidated Statements of Stockholders' Equity
                                               For the years ended December 31, 2005, 2004, and 2003



                          Preferred Stock    Common Stock                                                      Accumulated

                         $.001 Par Value    $.01 Par Value       Additional   Treasury Stock        Retained    Other        Total
                         ----------------   ------------------  ----------- -------- --------------- --------   ------ -------------
                         Number of  Par    Number of   Par      Paid In    Number of              Earnings Comprehensive Stockholder
                         Shares   Value   Shares      Value    Capital    Shares       Cost       (Deficit)       Loss      Equity
                         -------  ------   ---------  -------  ----------  ---------  ----------  ------------ --------- -----------
Balance January 1, 2003       -       -    4,014,732  $40,147  $5,537,961  (115,184)  $(340,530)  $(1,999,846) $(81,764)  $3,155,968
                         ------   ------   ---------  -------  ---------- ----------  ----------  ------------ --------- -----------
Issuance of common
 stock at weighted
 average price of $1.11
 per share, net of
 expenses of $0.00                           127,000    1,270     139,980                                                    141,250
Decrease in unrealized
 loss on securities
 available for sale,
 net of tax                                                                                                     42,969       42,969
Net Income                                                                                             94,442                94,442
                         ------   ------   ---------  -------  ---------- ----------  ----------  ------------ --------- -----------
December 31, 2003                          4,141,732   41,417   5,677,940  (115,184)   (340,530)   (1,905,404)  (38,795)  3,434,629
                         ------   ------   ---------  -------  ---------- ----------  ----------  ------------ --------- -----------
Issuance of common stock at                        98,909      989                                                          164,380
weighted average price of
$1.58 per share, net of
expenses of $0.00                                                 163,391
Decrease in unrealized loss on
securities available for sale,
net of tax                                                                                                      (12,562)    (12,562)
Net Loss                                                                                             (584,820)             (584,820)
                         ------   ------   ---------  -------  ---------- ----------  ----------  ------------ --------- -----------
December 31, 2004                          4,240,641   42,406   5,841,331  (115,184)   (340,530)   (2,490,224)  (51,357)   3,001,626
                         ------   ------   ---------  -------  ---------- ----------  ----------  ------------ --------- -----------
Issuance of preferred
 stockat $1,000 per
 share, net of expenses
 of $10,000              27,791      $28                          267,883                                                    267,911
Preferred stock dividend                                                                                (15,761)            (15,761)
Issuance of common stock at
weighted average price of
$1.11 per share, net of
expenses of $0.00                              22,421     224      40,776                                                    41,000
Decrease in unrealized loss on
securities available for sale,
net of tax                                                                                                      16,636       16,636
Net Income                                                                                          1,989,169              1,989,169
                         ------   ------   ---------  -------  ---------- ----------  ----------  ------------ --------- -----------
December 31, 2005        27,791      $28   4,263,062  $42,630  $6,149,990  (115,184)  $(340,530)  $  (516,816) $(34,721)  $5,300,581
                         ======   ======   =========  =======  ========== ==========  ==========  ============ ========= ===========
The accompanying notes are an integral part of the consolidated financial statement


                                                       UNIVERSITY BANCORP, INC.
                                                Consolidated Statements of Cash Flows
                                         For the years ended December 30, 2005, 2004 and 2003


                                                                               2005                2004                2003
                                                                         ------------------  ------------------ -------------------
     Cash flow provided by (used in) operating activities:
     Net income (loss)                                                       $   1,989,169      $    (584,820)     $        94,442
     Adjustments to reconcile net (loss) income to net cash (used in)
     provided by operating activities:
         Depreciation                                                              337,592             318,584             305,740
         Amortization                                                              137,736             704,797             971,175
         Provision for loan loss                                                    17,209            (87,500)             189,400
         Gain on sale of mortgages                                               (308,648)           (340,149)           (756,170)
         Gain on the sale and leaseback of premises                              (210,315)           (184,873)           (217,053)
         (Gain) loss on other real estate owned                                    (9,294)              64,695           (134,668)
         Accretion on securities                                                   (1,143)            (11,562)            (15,836)
         Deferred income tax (benefit) expense                                   (100,000)              80,000            (80,000)
         Originations of mortgage loans                                       (55,785,241)        (52,016,364)       (129,039,261)
         Proceeds from mortgage loan sales                                      55,493,714          51,716,121         131,140,418
         Net loss on sale of securities                                                  -                 446              54,011
         Net change in:
           Other assets                                                        (2,892,916)           (538,295)         (1,025,362)
           Other liabilities                                                     2,482,328           (270,275)             265,470
                                                                        -------------------  ------------------ -------------------
     Net cash provided (used in) by operating activities                         1,150,191         (1,149,195)           1,752,306
                                                                        -------------------  ------------------ -------------------

     Cash flow provided by (used in) investing activities:
           Purchase of investment securities                                             -             (8,853)            (98,533)
           Proceeds from sales of investment
             securities                                                                  -              49,981              59,879
           Proceeds from maturities/pay downs of
             investment securities                                                 290,624             529,247           1,497,117
           Proceeds from sale of other real estate
             owned                                                                 713,611             585,784             572,250
           Loans granted, net of repayments                                    (3,132,020)         (8,239,730)         (1,880,053)
           Proceeds from sale of premises                                                -                   -           1,033,464
           Premises and equipment expenditures                                 (2,283,704)           (435,481)           (231,056)
                                                                        -------------------  ------------------ -------------------
     Net cash (used in) provided by investing activities                       (4,411,489)         (7,519,052)             953,068
                                                                        -------------------  ------------------ -------------------



                                                     UNIVERSITY BANCORP, INC.
                                               Consolidated Statements of Cash Flows
                                       For the years ended December 30, 2005, 2004 and 2003


                                                                               2005                2004              2003
                                                                         ------------------  ------------------ ---------------
     Cash flow provided by (used in) financing activities:
           Change in deposits                                                   11,433,246         5,780,247       (3,112,904)
           Change in short term borrowings                                     (2,416,000)         2,416,000                 -

           Principal payments on long term borrowings                             (34,000)         (132,000)         (132,000)
           Dividends on preferred stock                                           (12,361)                 -                 -
           Issuance of preferred stock                                             264,510                 -                 -
           Issuance of common stock                                                 41,000           164,380           141,250
                                                                         ------------------ ----------------- -----------------
            Net cash provided by (used in) financing
             activities                                                          9,276,395         8,228,627       (3,103,654)
                                                                         ------------------ ----------------- -----------------

               Net change in cash and cash
                 equivalents                                                     6,015,097         (439,620)         (398,280)
     Cash and cash equivalents:
          Beginning of year                                                      1,731,569         2,171,189         2,569,469
                                                                         ------------------ ----------------- -----------------
          End of year                                                        $   7,746,666     $   1,731,569     $   2,171,189
                                                                         ================== ================= =================

     Supplemental disclosure of cash flow information:
           Cash paid for interest                                                $892,813           $785,275          $887,092

     Supplemental disclosure of non-cash transactions:
           Mortgage loans converted to other real estate owned                   $458,577           $755,022          $      -
           Fixed assets converted to basis in Tuomy, LLC                         $ 90,000           $      -          $      -
           Michigan BIDCO Preferred stock exchanged for a 7.5%
     promissory note                                                             $      -           $600,000          $      -
           Dividends on preferred stock converted to additional shares
     of preferred stock                                                          $  3,400           $      -          $      -




The accompanying notes are an integral part of the consolidated financial statements.

1. Summary of significant accounting policies

        Principles of Consolidation and Nature of Operations
        The consolidated financial statements of University Bancorp, Inc. (the Company) include the operations of its wholly owned subsidiary, University Bank (the Bank), the Bank's wholly owned subsidiary, University Insurance & Investment Services, Inc. ("Agency") and Hoover, LLC. ("Hoover") and two 80% owned subsidiaries, Midwest Loan Services, Inc. ("Midwest") and University Islamic Financial Corporation ("UIFC"). The accounts are maintained on an accrual basis in accordance with generally accepted accounting principles and predominant practices within the banking and mortgage banking industries. All significant intercompany balances and transactions have been eliminated in preparing the consolidated financial statements.

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

        Midwest is engaged in the business of servicing and sub-servicing residential mortgage loans. Midwest began operations in 1992 and was acquired by University Bank in December, 1995. Midwest is based in Houghton, Michigan, and also originates mortgage loans for itself and other financial institutions, including the Bank (See Note 3).

       UIFC is engaged in Islamic Banking and was formed on December 30, 2005. Its current products are Islamically compliant FDIC-insured deposits and home financings (as agent for the Bank), mutual funds (as agent for a third-party fund distribution company) and home financings (as principal for its own account).

        Hoover owns the Bank's headquarters facility and was purchased in June 2005.

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

        The significant estimates incorporated into these consolidated financial statements, which are more susceptible to change in the near term, include the value of mortgage servicing rights, the allowance for loan losses, the identification and valuation of impaired loans, the valuation of other real estate owned, the fair value of financial instruments, and the valuation of deferred tax assets.

        Cash flow reporting
        For purposes of the Consolidated Statements of Cash Flows, cash and cash equivalents is defined to include the cash on hand, interest bearing deposits in other institutions, federal funds sold and other investments with a maturity of three months or less when purchased. Net cash flows are reported for customer loan and deposit transactions and interest bearing deposits with other banks.

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

       Mortgage banking activities
       Mortgage banking activities includes retail and servicing operations. Mortgage loans held for sale are valued at the lower of cost or market as determined by bid prices for loans in the secondary market. The loans are sold without recourse, except in the event that documentation errors are made during the origination process. Loan servicing and sub-servicing fees are contractually based and are recognized monthly as earned over the life of the loans.

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

        Premises and equipment
        Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed primarily on the straight-line method for bank premises and the accelerated method for equipment and land improvements over their estimated useful lives. The Company uses the following useful lives as of December 31, 2005:

                 Buildings and building improvements                   39 years
                 Land and leasehold improvements      15 years or term of lease
                 Furniture, fixtures, and equipment                   3-7 years
                 Software                                             2-5 years

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

        Retirement plan
        The Bank has a 401(K) Plan that allows an employee to contribute up to 15% of salary pre-tax, to the allowable limit prescribed by the Internal Revenue Service. Management has discretion to make matching contributions to the Plan. The Bank made no matching contributions for the years ended December 31, 2005, 2004 and 2003.

        Employee Stock Ownership Plan (ESOP)
        The Company has a noncontributory ESOP covering all full-time employees who have met certain service requirements. The employees' share in the Company's contribution is based on their current compensation as a percentage of the total employee compensation. As shares are contributed to the plan they are allocated to employees and compensation expense is recorded at the shares' fair value. The Company made no contribution in 2005, 2004 and 2003.

        Stock options
       At December 31, 2005, the Company has a stock-based employee compensation plan, which is described more fully in Note 8. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net (loss) income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.
                                                   Years Ended December 31,
                                                   ------------------------
                                                   2005       2004        2003
                                                   ----       ----        ----

       Net income (loss), as reported          $1,989,169  $(584,820)   $94,442

       Deduct: Total stock-based employee
       compensation expense determined
       under fair value based method for
       all awards, net of tax                      6,000       5,000      5,600
                                               ----------  ----------   --------
       Pro forma net (loss) income             $1,983,169  $(590,420)   $89,442
                                               ==========  ==========   ========
       Basic and Diluted (Loss) earnings per share:
         As reported                                $0.48     $(0.14)     $0.02
         Pro forma                                  $0.47     $(0.14)     $0.02

        Dividend restriction
       Banking regulations require the maintenance of certain capital levels and may limit the amount of dividends that may be paid by the bank to the holding company or by the holding company to shareholders. In addition, the Bank cannot pay a dividend until it has net retained earnings equal to 20% of capital and surplus. The Bank's capital and surplus was $5,280,767 and $5,080,767 at December 31, 2005 and 2004, respectively, and accumulated retained earnings (deficit) of the Bank was $75,833 and $(1,978,688) at December 31, 2005 and 2004, respectively.

        Earnings(loss) earnings per share

       Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method. Earnings per common share have been computed based on the following:

                                              2005        2004         2003
                                              ----        ----         ----

       Net income (loss)                    $1,989,169   $(584,820)    $94,442
       Less: Preferred dividends                15,761           -           -
                                            ----------   ----------    -------
       Net income(loss available to
          Common shareholders               $1,973,408   $(584,820)    $94,442
                                            ==========   ==========    =======

                                               2005        2004        2003
                                               -----       ----        ----
       Weighted average shares outstanding   4,146,504  4,085,244     3,940,433
       Net dilutive effect of stock options     37,926          -       133,982
                                             ---------  ---------     ---------
       Diluted average shares outstanding    4,184,430  4,085,244     4,074,415
                                             ========== =========     =========

       For December 31, 2004, the Company incurred a net loss. Accordingly, anti-dilutive impact of the effect of stock options is not shown.

        Comprehensive (Loss) Income
        Comprehensive (loss) income includes both the net income (loss) and the change in unrealized gains and losses on securities available for sale.

        Segment Reporting
        The Company's segments are determined by the products and services offered, primarily distinguished between banking and mortgage banking operations. Loans, investments, and deposits provide the revenues in the banking operation, and servicing fees, underwriting fees and loan sales provide the revenues in mortgage banking. All operations are domestic.

        Reclassification
        Certain items in the 2004 and 2003 consolidated financial statements and notes have been reclassified to conform to the 2005 presentation.

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

        At December 31, 2003 University Bancorp owned 6.10% of BIDCO and the Bank held a $600,000, 7.5% note collateralized by all assets of the company. The note was paid off in December 2004. Additionally, the shares of BIDCO were sold. At December 31, 2004, the company no longer had a financial interest in BIDCO.

3. Secondary Market Operations
        Midwest provides servicing and sub-servicing of real estate mortgage loans for University Bank and several other financial institutions. The unpaid principal balance of these loans was approximately $3.27 billion, $2.31 billion and $1.94 billion as of December 31, 2005, 2004 and 2003 respectively. Custodial escrow balances maintained in connection with these respective loans was $40.7 million, $30.2 million, and $26.8 million, at December 31, 2005, 2004 and 2003 respectively. Most of these funds are off balance sheet and maintained at various financial institutions. The following summarizes the operations of Midwest for the years ended December 31:

                                            2005         2004            2003
                                         ----------    ----------    -----------
      Loan servicing and
          sub-servicing fees             $1,747,113    $1,127,416    $1,128,293
      Loan set-up and other fees          1,416,870     1,550,620     2,865,708
      Interest income                        42,393        35,533        42,940
      Gain on sale of loans                 314,820       340,148       756,170
                                         ----------    ----------    -----------
           Total income                   3,521,196     3,053,717     4,793,111

      Salaries and benefits               1,560,356     1,518,595     1,646,483
      Amortization of servicing rights      135,155       448,553       865,977
      Interest expense                       35,429        11,320         3,798
      Other operating expenses            1,364,341     1,101,840     1,851,073
                                         ----------    ----------    -----------
           Total expenses                 3,095,281     3,080,308     4,367,331
                                         ----------    ----------    -----------
       Income (loss)of  Midwest          $  425,915    $ (26,591)    $  425,780
                                         ==========    ==========    ===========

        University Bank and Midwest sell conforming residential mortgage loans to the secondary market. These loans are owned by other institutions and are not included in the Company's consolidated balance sheets. Such mortgage loans have been sold predominately without recourse or with limited recourse. The unpaid principal balance of these loans was $143.4 million, $120.6 million and $112.3 million at December 31, 2005, 2004 and 2003 respectively.

        The following summarizes the activity pertaining to mortgage servicing rights, along with the aggregate activity in related valuation allowances. Table A is calculated net of the valuation allowance described in Table B.

      Table A                               2005          2004          2003
                                         ----------    ----------    -----------
      Mortgage servicing rights:
      Balance, January 1                 $1,097,786    $1,031,575    $1,014,939
      Additions - originated                462,283       514,764       887,811
      Amortization expense                (215,261)     (380,553)      (472,175)
                                         ----------    ----------    -----------
      Adjustment for asset
         impairment change                  127,000      (68,000)      (399,000)
                                         ----------    ----------    -----------
      Balance, December 31               $1,471,808    $1,097,786    $1,031,575
                                         ==========    ==========    ===========

      Table B
      Valuation allowances:
      Balance, January 1                   $516,000      $448,000      $ 49,000
      Additions                           (127,000)        68,000       399,000
                                          ---------      --------      ---------
      Balance, December 31                $ 389,000      $516,000      $448,000
                                         ==========      ========      =========

        Market interest rate conditions can quickly affect the value of mortgage servicing rights in a positive or negative fashion, as long-term interest

   ---------------------------------------

        rates rise and fall. The amortization of these rights is based upon the level of principal pay downs received and expected prepayments of the mortgage loans. The servicing rights are recorded at the lower of cost or market.

4. Securities available for sale
   -----------------------------
       The following is a summary of the amortized cost, gross unrealized gains, gross unrealized losses and fair value of securities available for sale at December 31, 2005, 2004 and 2003:

     December 31, 2005
     -----------------

                                          Amortized             Unrealized                Fair
                                            Cost         Gains         Losses            Value
                                        ----------       --------      --------        ----------
     U.S. agency mortgage-backed
             securities                 $  886,483       $      -      $(34,721)       $  833,762
                                        ==========       ========      =========       ==========

     December 31, 2004
     -----------------
                                          Amortized             Unrealized               Fair
                                            Cost          Gains         Losses           Value
                                        ----------       --------      --------        ----------
     U.S. agency mortgage-backed
             securities                 $1,157,964       $      -      $(51,356)       $1,106,607
                                        ==========       ========      =========       ===========

     December 31, 2003
     -----------------
                                          Amortized             Unrealized                Fair
                                            Cost         Gains          Losses           Value
                                        ----------       --------      --------        ----------
     U.S. agency mortgage-backed
             Securities                 $1,675,648       $      -      $(38,795)       $1,636,853
     Stocks                                 12,316              -             -            12,316
                                        ---------        --------      ---------       ----------
                                        $1,687,964              -      $(38,795)       $1,649,169
                                        ==========       ========      =========       ==========

        At December 31, 2005 and 2004, the fair value of securities pledged to secure certain borrowings were $833,762 and $1,106,607, respectively. The balance of these borrowings at December 31, 2005 and 2004 were $0 and $2,416,000, respectively. Unrealized losses at December 31, 2005 and 2004 have existed for longer than twelve months. This decline is considered temporary as the values of the mortgage-backed securities fluctuate based on changes in current interest rates and prepayment assumptions related to the underlying mortgages. Furthermore, the Company expects to hold these securities sufficiently long enough to recover these unrealized losses.

      Sales of available for sale securities: 2005          2004       2003
                                              ----          ----       ----
               Proceeds                         $0        $49,981     $59,879
               Realized gains                    0          3,605           -
               Realized losses                   0          4,051      54,011

   -----------------------------------------

        The scheduled maturity date of the securities available for sale at December 31, 2005 is:

                                                 Amortized              Fair
                                                   Cost                Value
                                                  --------          --------
                     2006-2010                        $  0              $  0
                     2010-2015                           0                 0
                     After 2015                    886,483           833,762
                                                  --------          --------
                                                  $886,483          $833,762
                                                  ========          ========

5. Accounts Receivable
   -------------------
        Accounts receivable were $2,585,524 and $30,949 at December 31, 2005 and 2004, respectively. The balance at the end of 2005 included the following:

              Stock subscription receivable from sale of stock
                in University Islamic Financial Corporation         $1,500,000
              Lease termination receivable                           1,000,000
              Other                                                     85,524
                                                                     ---------
              Total                                                 $2,585,524
                                                                    ==========

6. Loans
   -----
        Major classifications of loans are as follows as of December 31:

                                     2005              2004             2003
                                  ------------     ------------    -------------
      Commercial                  $ 12,547,975     $ 15,079,343    $ 15,943,127
      Real estate - mortgage        29,126,299       24,657,078      15,687,265
      Real estate -construction      1,958,485        1,238,530       1,270,789
      Installment                    1,707,461        1,820,515       1,905,793
      Credit cards                     312,106          204,334         121,612
                                  ------------     ------------    -------------
         Gross Loans                45,652,326       42,999,800      34,928,586
      Allowance for loan losses      (349,416)        (353,124)       (454,118)
                                  ------------     ------------    -------------
         Net Loans                $ 45,302,910     $ 42,646,676    $ 34,474,468
                                  ============     ============    =============

       Changes in the allowance for loan losses were as follows:
                                          2005          2004           2003
                                        ---------     ---------     ---------
      Balance, beginning of year        $ 353,124     $ 454,118     $ 408,219
      Provision charged to operations      17,209      (87,500)       189,400
      Recoveries                           12,701        55,512        97,008
      Charge-offs                        (33,618)      (69,006)     (240,509)
                                        ---------     ---------     ---------
      Balance, end of year              $ 349,416     $ 353,124     $ 454,118
                                        =========     =========     =========

        At December 31, 2005 and 2004, there are loans totaling $10,172 and $371,109, respectively, that were past due over 90 days but still accruing interest. These loans were brought current shortly after December 31, 2005 and 2004, respectively. There are no past due loans over 90 days and still accruing interest at December 31, 2003. Non-accrual loans at December 31 are summarized as follows:

   -----------------
                                          2005          2004          2003
                                        ---------    ---------    ----------
      Non accrual loans:
      Real estate - mortgage and
         construction loans             $ 317,013    $ 591,791    $  907,599
      Installment loans                         -       16,739         5,128
      Commercial loans (non real
         estate)                           32,668       39,490       204,400
                                        ---------    ---------    ----------
                                        $ 349,681    $ 648,020    $1,117,127
                                        =========    =========    ===========

       Information regarding impaired loans for the years ended December 31, is as follows:

      Impaired loans:                           2005        2004        2003
      --------------                         ---------   ---------   ----------
      Loans with no allowance allocated      $       -   $  83,319   $        -
      Loans with allowance allocated         $ 263,344   $ 564,701   $1,117,127
      Amount of allowance for loan losses
           allocated                         $  30,871   $  83,548   $  291,754

      Impaired loans:
      Average balance during the year        $ 555,715   $ 719,667   $  946,261
      Interest Income recognized thereon     $       -   $       -   $    6,248
      Cash-basis interest income recognized  $       -   $       -   $    6,248

7.Premises and equipment
  ----------------------
      Classifications at December 31 are summarized as follows:
                                              2005         2004          2003
                                           ----------   ----------   -----------
      Land                                 $  397,811   $   32,811     $  32,811
      Buildings and improvements            1,761,717      234,984       234,984
      Furniture, fixtures, equipment and
      software                              3,023,891    2,756,982     2,327,279
                                           ----------   ----------   -----------
                                            5,183,419    3,024,777     2,595,074
        Less:  accumulated depreciation    (2,380,603)  (2,078,073)  (1,765,267)
                                           ----------   ----------   -----------
        Net premises and equipment         $2,802,816   $  946,704   $  829,807
                                           ==========   ==========   ===========

      In December 2005, the Bank moved its main office and sole branch to the historic Hoover Mansion located at 2015 Washtenaw Avenue, Ann Arbor, MI. In June 2005, the Bank purchased Hoover, LLC, the owner of the Hoover Mansion, a 17,000 square foot structure. Previously the bank was located in a facility that it sold in a sale-leaseback transaction in 2003. Depreciation expense amounted to $337,592, $318,584 and $305,740 for the years ended December 31, 2005, 2004 and 2003, respectively.

      The Bank leases an ATM drive-thru location in Ann Arbor for $7,200 per year and one off-site ATM location for $9,000 per year. Midwest leases its office space for approximately $50,424 per year in Houghton, Michigan. Total rental expense for all operating leases was $195,958, $192,663 and $144,778 in 2005, 2004 and 2003.

8. Time deposits
   -------------
      Time deposit liabilities issued in denominations of $100,000 or more were $11,454,283 and $1,854,614 at December 31, 2005 and 2004
      respectively.

      At December 31, 2005, stated maturities of time deposits were:

               2006          $12,295,703
               2007            2,681,692
               2008              118,768
               2009              114,191
               2010            2,599,368
               Thereafter        388,081
                             -----------
                             $18,197,803
                             ===========

        The Bank had issued through brokers $5,951,000 and $3,651,000 of time deposits as of December 31, 2005 and 2004, respectively. These time deposits have maturities ranging from one to five months and are included in the table above. These deposits are issued in denominations of less than $100,000.

        The Bank had deposits of $1,705,400 and $1,400,430 from directors, officers and their affiliates as of December 31, 2005 and 2004, respectively.

9. Stock options
   -------------
        In 1995, the Company adopted a stock option and stock award plan (the 1995 Stock Plan), which provides for the grant of incentive stock options, as defined in Section 422(b) of the Internal Revenue Code of 1986, as amended, as well as the grant of non-qualified stock options and other stock awards. The plan provides for the grant to officers, directors and key employees of the Company, and independent contractors providing services to the Company, of options to purchase and other awards of common stock. The exercise price of options granted under the plan shall be determined by the Board of Directors, or a compensation committee thereof. Options shall expire on the date specified by the Board of Directors or such committee, but not more than 10 years from the date of grant (or five years from the date of grant for incentive stock options if the grantee owned 10% of the Company's voting stock at the date of grant). The 1995 Stock Plan terminated on November 15, 2005. The following table summarizes the activity relating to options to purchase the Company's common stock:


                                          Number of       Weighted Average
                                           Options         Exercise price
                                          --------        ----------------
      Outstanding at December 31, 2002     279,909           $1.44
      Granted - 2003 ($0.10 Fair Value)     54,000            1.85
      Exercised - 2003                     (36,000)           1.33
      Forfeited - 2003                     (26,500)           1.26
                                          --------
      Outstanding at December 31, 2003     271,409            1.60

   -------------------------

      Granted - 2004 ($0.46 Fair Value)     64,500            2.29
      Exercised - 2004                    (103,909)           1.65
      Forfeited - 2004                     (36,000)           2.00
                                          ---------
      Outstanding at December 31, 2004      196,000           1.69
      Granted - 2005 ($0.10 Fair Value)     118,463           3.00
      Exercised - 2005                       (4,000)          1.50
      Forfeited - 2005                       (3,500)          2.47
                                          ---------
      Outstanding at December 31, 2005      306,963           2.20
                                          ==========

        At December 31, 2005:
        Number of options immediately exercisable                         82,500
        Weighted average exercise price of immediately
         exercisable options                                               $1.02
        Range of exercise price of options outstanding             $1.00 - $2.47
        Weighted-average remaining life of options outstanding        3.56 years

        The following summarizes assumptions used to value stock options.

                                          2005           2004         2003
                                          ----           ----         ----
              Risk-free interest rate     7.25%         4.50%         4.00%
              Expected option life         5.0 years     5.0 years     5.0 years
              Expected stock price
                   volatility             22.0%         23.4%         22.5%
              Expected dividends            $0            $0            $0

10.Employee stock ownership plan (ESOP)
   ------------------------------------
        The employees' allocation of ESOP assets is based on their current compensation, after 1 year of service and upon reaching the age of 21. The annual contribution to the ESOP is at the discretion of the Board of Directors. Assets of the plan are comprised entirely of 77,018 shares of the Company's stock at December 31, 2005 and 2004, all of which were fully allocated at December 31, 2005. Upon retirement from the plan, participants can receive distributions of their allocated shares of the Company's stock. The assets of the ESOP are held in trust and were valued at approximately $139,000, and $139,000 at December 31, 2005 and 2004, respectively.

11.Minority Interest
   -----------------
        The Bank owns an 80% interest in the common stock of Midwest, with the remaining 20% owned by the President of Midwest. At December 31, 2005 and 2004, total common stockholders' equity of Midwest was $2,624,990 and $2,200,229 resulting in a $524,265 and $440,118 minority interest reflected on the Company's consolidated balance sheet, respectively. The results of Midwest's operations for 2005, 2004 and 2003 are included in the Company's consolidated statement of operations.

        The Bank also owns 80% of University Islamic Financial Corporation
        (UIFC). This corporation was formed on December 30, 2005. An outside

   -----------------------------

        investor owns the remaining 20% of the corporation. At 12/31/05, total common stockholders' equity of UIFC was $15,476,039, which includes $10,000,000 in common stock and $5,588,000 of preferred stock. The minority interest at December 31, 2005 was $1,977,608.

        The Consolidated Statement of Operations includes minority interest expense of $61,755 and $86,768 in 2005 and 2003, respectively, and minority interest income of $4,178 in 2004.

12.Commitments and contingencies
   -----------------------------
        The Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to buy, sell and fund loans, letters of credit and unused lines of credit. The Bank's exposure to credit loss in the event of non-performance is equal to or less than the contractual amount of these instruments. The Bank follows the same credit policy to make such commitments as that followed by loans recorded in the consolidated financial statements. The following is a summary of commitments as of December 31:

                                         2005          2004           2003
                                         ----          ----           ----
      Unused lines of credit        $ 4,514,000   $ 4,907,000    $ 3,762,000
      Commitments to fund loans       2,019,000     3,366,000      2,562,000
      Foreign exchange futures                -             -         75,000
                                    -----------   -----------    -----------
           Total                    $ 6,533,000   $ 8,273,000    $ 6,399,000
                                    ===========   ===========    ===========

13.Related party transactions
   --------------------------
        The Company's President also serves as President and Chairman of Michigan BIDCO. As such, the President is actively involved in BIDCO's operations, including investment activity and estimation of the fair value of its equity investments. In December, 2004, BIDCO paid in full its $600,000 note to the Bank. Additionally, the Company sold its 6.10% interest in BIDCO. At December 31, 2004, neither the Bank nor the Company had a financial interest in or with BIDCO.

        The Bank had loans outstanding of $70,961 and $44,232 to related officers and directors at December 31, 2005 and 2004, respectively. There were no related party loans that were originated during 2005. During 2004, two loans totaling $620,000 were originated. Available lines of credit to related parties at the December 31, 2005 and 2004, totaled $169,000 and $118,768 respectively. Related party loans were made in the normal course of business and were performing pursuant to terms at December 31, 2005.

14.Income taxes
   ------------
        At December 31, 2005 an income tax benefit of $100,000 was recorded due to expected utilization of net operating loss carry forwards against 2006 expected taxable income. The amount is included in other assets on the balance sheet.

   ------------------------

      The net deferred tax asset at December 31, 2005 and 2004 is comprised of the following:
                                               2005           2004
                                            ----------     ----------
      Allowance for loan losses             $  129,584     $  123,732
      Net operating loss carry-forward         227,135        707,369
      Tax credit carry-forward               1,234,497      1,111,810
      Deferred gain on sale leaseback              207         71,715
      Donation carry-forward                    10,646          9,058
      Other                                    135,083        138,189
                                            ----------     ----------
            Deferred tax assets              1,737,152      2,161,873
                                            ----------     ---------- -
      Servicing rights                       (500,415)      (373,247)
      Depreciation                            (22,438)       (32,839)
                                            ----------     ----------
           Deferred tax liabilities          (522,853)      (406,086)
                                            ----------     ----------
           Net deferred tax asset            1,214,299      1,755,787
           Valuation allowance for
            deferred tax assets             (1,114,299)    (1,755,787)
                                            ----------     ----------
           Net deferred tax asset           $  100,000     $        -
                                            ==========     ===========

       The Company has net operating loss carry-forwards of approximately $672,000, which expire beginning in 2012, and general business credit carry-forwards of approximately $1,234,000, which expire beginning in 2011. Financial statement tax expense amounts differ from the amounts computed by applying the statutory federal tax rate of 34% to pretax income because of operating losses and valuation allowances recorded to reduce deferred tax assets as noted above.

15.Short Term Borrowings
   ---------------------
        The Bank had a line of credit available from the Federal Home Loan Bank (the FHLB) in the amount of $3.7 million and $4.0 million at December 31, 2005 and 2004, respectively. At December 31, 2005, borrowings were secured by the pledge of specific mortgage loans held for investment with unpaid principal balances of $3.6 million and available-for-sale securities with a balance of $834,000.

        The Bank had a line of credit available from the Federal Reserve Bank of Chicago (the FRB) in the amount of $6.7 million. There were no amounts outstanding on this line from the FRB at December 31, 2005 and 2004. Borrowings are secured by the pledge of specific commercial loans held for investment with unpaid principal balances of $7.9 million. The following information provides a summary of short-term borrowings for the years indicated:
                                               2005             2004
                                               ----             ----
      Amount outstanding at the end of
       the year and interest rate             $        -        $2,416,000 1.65%

      Maximum amount of borrowing outstanding
       at any month end during the year       $3,800,000        $2,601,000

      Average amount outstanding during the
       year and weighted average rate         $1,225,000 3.69%  $  972,076 1.75%

16.Long Term Borrowings
   --------------------
        The Company had a note payable to North Country Bank & Trust (NCB&T) secured by the stock of the Bank with a balance of $34,000 at December 31, 2004. The note matured on February 15, 2005 and was paid in full. Interest was payable quarterly at the prime rate of NCB&T plus 1.00 percent.

17.Regulatory matters
   ------------------
       University Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings, and other factors.

       The Bank is also subject to prompt corrective action capital requirement regulations set forth by the FDIC. The FDIC requires the Bank to maintain a minimum of total capital and Tier 1 capital (as defined) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average total assets (as defined). As of December 31, 2005, the Bank met all capital adequacy requirements to which it is subject as the Bank presently has a written understanding with its regulators that the Bank will maintain the ratio of Tier 1 Capital to average assets at 7% or more.

                                                                            To Be Adequately                       To Be Well
                                                                    Capitalized Under Prompt Corrective     Capitalized Under Prompt
                                                     Actual                Action Provisions            Corrective Action Provisions
                                                Amount      Ratio        Amount            Ratio                Amount        Ratio
                                              -------------------         -----------------------             ----------------------
 As of December 31, 2005:
  Total capital (to risk weighted assets)     $7,947,000    18.4%         $3,448,000        8.0 %             $4,310,000      10.0 %
  Tier I capital (to risk weighted assets)     7,598,000    17.6%          1,724,000        4.0 %              2,586,000       6.0 %
  Tier I capital (to average assets)           7,598,000    14.0%          2,171,000        4.0 %              2,714,000       5.0 %
As of December 31, 2004:
  Total capital (to risk weighted assets)     $3,515,000     9.5%         $2,965,000        8.0 %             $3,706,000      10.0 %
  Tier I capital (to risk weighted assets)     3,158,000     8.5%          1,482,000        4.0 %              2,224,000       6.0 %
  Tier I capital (to average assets)           3,158,000     6.5%          1,959,000        4.0 %              2,449,000       5.0 %

   ------------------------------

       As of December 31, 2005, the most recent guidelines from the FDIC categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. At December 31, 2004 the Bank was classified as "adequately capitalized." To be categorized as "well capitalized," or "adequately capitalized" the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the above table.

18.Management's Plan Regarding Continuing Operations
   -------------------------------------------------
        At December 31, 2005, the Company had an accumulated deficit of $516,816. University Bancorp's operations are intended to continue in the future. Management has reviewed operating results, prepared projections of possible future results, performed other analyses of its operations to reduce operating costs and entered new product lines of business.

        Management of the Company has implemented a plan to improve core earnings by moving to University Bank additional low-cost mortgage escrow deposits held by Midwest, growing the loan portfolio of the Bank, liquidating other real estate owned and improving the synergy between its subsidiary operations. Both the Bank and Midwest are projected to have net income in 2006, however, the Company's continued operation is dependent upon its ability to maintain profitable operations and retain adequate capital levels.

19.Fair Value of Financial Instruments
   -----------------------------------
        The following methods and assumptions were used to estimate fair values for financial instruments. The carrying amount is considered to estimate fair value for cash and short-term instruments, demand deposits, short-term borrowings, accrued interest, and variable rate loans or deposits that reprice frequently and fully. Securities fair values are based on quoted market prices or, if no quotes are available, on the rate and term of the security and on information about the issuer. For fixed rate loans or deposits and for variable rate loan or deposits with infrequent repricing or repricing limits, the fair value is estimated by the discounted cash flow analysis using current market rates for the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analyses of underlying collateral values, where applicable. Fair value of loans held for sale is based on market estimates. Fair value of mortgage servicing rights is estimated using discounted cash flows based on current market interest rates net of estimated costs of servicing loans. Fair value of mortgage sub-servicing rights is based on a multiple of servicing contract revenue. The fair value of debt is based on currently available rates for similar financing. The fair value of off-balance sheet items is based on the fees or cost that would normally be charged to enter into or terminate such agreements. Fair value of unrecognized financial instruments includes commitments to extend credit and the fair value of letters of credit is considered immaterial.

   -----------------------------------------------

        The carrying amounts and fair values of the Company's financial instruments were as follows:

                                                  December 31, 2005
                                               Carrying         Fair
        Financial Assets                        Amount         Value
        ----------------                        ------         -----
        Cash and due from banks             $ 7,747,000   $ 7,747,000
        Securities available for sale           833,000       833,000
        Federal Home Loan Bank stock            941,000       941,000
        Loans held for sale                   1,447,000     1,447,000
        Loans, net                           45,303,000    44,948,000
        Mortgage servicing rights             1,472,000     1,472,000
        Accrued interest receivable             205,000       205,000

        Financial Liabilities
        Deposits                             56,021,000    56,136,000
        Accrued interest payable                111,000       111,000

                                                  December 31, 2004
                                               Carrying         Fair
        Financial Assets                        Amount         Value
        ----------------                        ------         -----
        Cash and short term investments     $ 1,732,000   $ 1,732,000
        Securities available for sale         1,106,000     1,106,000
        Federal Home Loan Bank stock            922,000       922,000
        Loans held for sale                     846,000       846,000
        Loans, net                           42,647,000    43,436,000
        Mortgage servicing rights             1,097,000     1,097,000
        Accrued interest receivable             148,000       148,000

        Financial Liabilities
        Deposits                             44,588,000    44,640,000
        Short term borrowings                 2,416,000     2,416,000
        Long term borrowings                     34,000        34,000
        Accrued interest payable                 50,000        50,000

20.Segment Reporting
   -----------------
        The Company's operations include two primary segments: retail banking and mortgage banking. Through its banking subsidiary's branch in Ann Arbor, the Company provides traditional community banking services such as accepting deposits, making loans, and providing cash management services to individuals and local businesses. Mortgage banking activities includes servicing of residential mortgage loans for others (See Note 3).

        The Company's two reportable segments are strategic business units that are separately managed as they offer different products and services and have different marketing strategies. In addition, the mortgage banking segment services a different customer base from that of the retail banking segment.

   -----------------------------

        The segment financial information provided below has been derived from the internal profitability reporting system used by management to monitor and manage the financial performance of the Company. The accounting policies of the two segments are the same as those described in the summary of significant accounting policies. The Company evaluates segment performance based on profit or loss before income taxes, not including nonrecurring gains and losses. Certain indirect expenses have been allocated based on actual volume measurements and other criteria, as appropriate. The Company accounts for transactions between segments at current market prices. Segment profit is measured before allocation of corporate overhead and income tax expense. Information about reportable segments for the years ended December 31, 2005, 2004 and 2003 follows:

      2005
      ----                                                    Retail         Mortgage
                                                             Banking          Banking              Totals
                                                           ---------         ---------          -----------
     Interest income                                       $3,230,498         $ 42,393          $3,272,891
     Gain (loss) on the sale of
        mortgage loans                                        (6,172)          314,820             308,648
     Other non-interest income                              2,599,645        2,983,037           5,582,682
     Interest expense                                         917,706           35,430             953,136
     Provision for loan losses                                 17,209                0              17,209
     Salaries and benefits                                  1,440,562        1,560,356           3,000,918
     Occupancy                                                362,791          154,376             517,167
     Other operating expense                                1,842,375          944,247           2,786,622
     Income before tax
        expense                                             1,243,328          645,841           1,889,169
     Income tax (benefit) expense                           (319,927)          219,927           (100,000)
     Segment profit                                         1,563,255          425,914           1,989,169
     Segment assets                                        61,914,922        2,624,990          64,539,912
     Capital expenditures                                   2,177,081          106,623           2,283,704
     Depreciation                                             171,755          165,837             337,592
     Amortization                                               2,851          135,155             137,736

      2004
      ----                                                    Retail         Mortgage
                                                             Banking          Banking              Totals
                                                           ---------         ---------          ----------
     Interest income                                       $2,708,738         $ 35,533          $2,744,271
     Gain on the sale of mortgage
       loans                                                        0          340,149             340,149
     Other non-interest income                                804,363        2,678,036           3,482,399
     Interest expense                                         772,031           11,927             783,958
     Provision for loan losses                               (87,500)                0            (87,500)
     Salaries and benefits                                  1,348,254        1,518,595           2,866,849
     Occupancy                                                284,147          131,009             415,156
     Other operating expense                                1,660,699        1,432,476           3,093,175
     Loss before tax expense (benefit)                      (464,531)         (40,289)           (504,820)
     Income tax expense (benefit)                              93,698         (13,698)              80,000
     Segment loss                                           (558,229)         (26,591)           (584,820)
     Segment assets                                        48,545,358        2,240,340          50,785,698
     Capital expenditures                                     252,530          182,951             435,481
     Depreciation                                             150,776          167,808             318,584
     Amortization                                             258,510          446,287             704,797


20. Segment Reporting (continued)
    -----------------------------

      2003
      ----                                                    Retail         Mortgage
                                                             Banking          Banking              Totals
                                                           ---------         ---------          ----------
      Interest income                                     $2,689,157          $42,942          $2,732,099
      Gain on the sale of mortgage
         loans                                                     0          756,170             756,170
     Other non-interest income                             1,182,413        3,993,999           5,176,322
      Interest expense                                       836,734            4,903             841,637
      Provision for loan losses                              189,400                0             189,400
      Salaries and benefits                                1,711,577        1,646,483           3,358,060
      Occupancy                                              245,931          176,836             422,767
     Other operating expense                               1,524,729        2,313,466           3,838,285
      (Loss) income before tax
         expense                                           (636,801)          651,423              14,442
      Income tax (benefit) expense                         (305,643)          225,643            (80,000)
      Segment (loss) profit                                (331,158)          425,780              94,442
      Segment assets                                      40,667,106        2,356,200          43,023,306
      Capital expenditures                                   108,309          122,747             231,056
      Depreciation                                           153,744          151,996             305,740
      Amortization                                           105,198          865,977             971,175

21.Quarterly Financial Data - Unaudited
   ------------------------------------
       The following tables represent summarized data for each of the quarters in 2005 and 2004 (in thousands, except income (loss) per share data).


2005
----                                            Quarter        Quarter       Quarter      Quarter
                                                 Ended          Ended         Ended         Ended
                                                March 31       June 30     September 30   December 31
                                             ---------     ---------      -------------   -----------
Interest income                                   $802           $813          $830          $828
Interest expense                                   220           239            278           216
                                             ---------     ---------      ---------     ---------
Net interest income                                582           574            552           612
Provision for losses                                15             2              -             -
                                             ---------     ---------      ---------     ---------
Net interest income after
Provision for losses                               567           572            552           612
Loan set-up and other fees                         398           346            391           262
Loan servicing and sub-servicing fees              369           445            441           481
Gain on sale of loans                              104            93             93            19
Other non-interest income                          152           138            129         2,031
Non-interest expense                             1,426         1,654          1,598         1,627
                                             ---------     ---------      ---------     ---------
Income tax expense                                   -            -               -         (100)
                                             ---------     ---------      ---------     ---------
Net (loss) available to common shareholders       $164         ($60)             $8        $1,878
                                             =========     =========      =========     =========
Basic and diluted loss per share                 $0.04       ($0.02)        ($0.00)         $0.46
                                             =========     =========      =========     =========
Weighted average shares outstanding          4,138,849     4,148,878      4,148,878     4,146,504
                                             =========     =========      =========     =========

       Significant 4th quarter events. In the fourth quarter of 2005, the Company executed two transactions resulting in a material increase in other non-interest income. In the first transaction, the Company (Bank) agreed to terminate its lease agreement early in exchange for $800,000. The Bank moved out of its leased facility in December 2005 and into a new

    ------------------------------------------------

       facility that it purchased in June 2005. This early move out also resulted in recognition of the remainder of the deferred gain on sale leaseback in the 4th quarter. This amounted to $129,272. In the other transaction, the Bank profited $1,000,000 from the sale of 20% interest in the Islamic Banking subsidiary for a sale price of $3,000,000.

2004
----                                            Quarter        Quarter       Quarter      Quarter
                                                 Ended          Ended         Ended         Ended
                                                March 31       June 30     September 30   December 31
                                             ---------     ---------      -------------   -----------1
Interest income                                   $635          $643           $720          $746
Interest expense                                   187           184            198           215
                                             ---------     ---------      ---------     ----------
Net interest income                                448           459            522           531
Provision for losses                                23            23           (28)         (106)
                                             ---------     ---------      ---------     ----------
Net interest income after
Provision for losses                               425           436            550           637
Loan set-up and other fees                         383           508            311           370
Loan servicing and sub-servicing fees              334           348            357           349
Gain on sale of loans                               89            69             65           117
Other non-interest income                          158           147            120            99
Non-interest expense                             1,574         1,594          1,539         1,669
                                             ---------     ---------      ---------     ----------
Income tax expense                                   -             -            80              -
                                             ---------     ---------      ---------     ----------
Net (loss) available to common shareholders     ($185)         ($86)         ($216)         ($97)
                                             =========     =========      =========     ==========
Basic and diluted loss per share               ($0.05)       ($0.02)        ($0.05)       ($0.02)
                                             =========     =========      =========     ==========
Weighted average shares outstanding          4,058,108     4,090,548      4,090,548     4,101,011
                                             =========     =========      =========     ==========

22.Parent Company Only Condensed Financial Information
   ---------------------------------------------------

                             Condensed Balance Sheet
                                      December 31, 2005   December 31, 2004
                                        ---------------  ---------------------
   ASSETS
   Cash and cash equivalents             $    3,747         $     5,626
   Investment in University Bank          5,310,893           3,050,721
   Other assets                               2,791               3,137
                                         ----------         -----------
      Total Assets                       $5,317,431         $3,059,484
                                         ==========         ===========
   LIABILITIES AND STOCKHOLDERS' EQUITY
   Notes payable                         $        -         $   34,000
   Accounts payable                          16,850             23,601
   Accrued interest payable                       -                257
                                         ----------         ----------
      Total Liabilities                      16,850             57,858
   Stockholders' Equity                   5,300,581          3,001,626
                                         ----------         ----------
      Total Liabilities and
        Stockholders' Equity             $5,317,431         $3,059,484
                                         ==========         ==========


22 Parent Company Only Condensed Financial Information (continued)
   ---------------------------------------------------------------
                         Condensed Statements of Income

                                                    2005          2004           2003
                                                ----------     ----------    -----------
     INCOME:
        Interest and dividends on investments   $       48     $      266    $     339
        Other                                       41,975           (446)      (26,574)
                    Total (loss)income              42,023           (180)      (26,235)

     EXPENSES:
        Interest                                       332          4,907        12,144
        Public listing                              41,288         45,696        43,088
        Professional fees                           53,139         36,976        24,000
        Other miscellaneous                          1,953          2,366         5,250
                                                ----------     ----------    -----------
                    Total Expense                   96,712         89,945        84,482
     Loss before federal income taxes
          and equity in undistributed
          net loss of subsidiaries                (54,689)       (90,125)      (110,717)
     Federal income taxes                                -            -               -
                                                ----------    -----------    -----------
     Loss before equity in undistributed
          net loss of subsidiaries                (54,689)       (90,125)      (110,717)
     Equity in undistributed net (loss)income
          of subsidiaries                        2,043,858      (494,695)       205,159
                                                ----------    -----------    ----------
     Net income (loss)                          $1,989,169    $ (584,820)    $   94,442
                                                ==========    ===========    ==========


22.Parent Company Only Condensed Financial Information (continued)
   ---------------------------------------------------------------
                       Condensed Statements of Cash Flows
                                                                                                  For Year Ended
                                                                                     2005             2004              2003
                                                                                ---------------- --------------- -------------------
      Cash flow provided by (used in) investing activities:
      Net Income (Loss)                                                         $   1,989,169    $  (584,820)     $   94,442
      Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:
       Loss on sale of investments                                                          -             446         27,783
       Decrease (increase) in other assets                                                346             631          (407)
       Decrease (increase) in other liabilities                                       (7,008)          20,498       (97,414)
       Decrease (increase) investment in subsidiaries                             (2,043,858)         494,695      (205,159)
       Decrease in investment in Michigan BIDCO                                            -                -              -
                                                                                -------------    ------------     ----------
         Net cash used in operating activities                                       (61,351)        (68,551)      (180,755)
                                                                                -------------    ------------     ----------
      Cash flow from investing activities:
       Additional investment in subsidiary                                          (199,677)               -              -
       Purchase of available for sale securities                                           -          (8,853)       (98,563)
       Proceeds from sale of available for sale securities                                 -           49,981         58,464
                                                                                -------------    ------------     ----------
         Net cash provided by (used in) investing activities                        (199,677)          41,128       (40,099)
                                                                                -------------    ------------     ----------
      Cash flow from financing activities:
       Principal payment on notes payable                                            (34,000)       (132,000)      (132,000)
       Dividends on preferred stock                                                  (12,361)               -              -
       Issuance of preferred stock                                                    264,510               -              -
       Issuance of common stock                                                        41,000         164,380        141,250
                                                                                -------------    ------------     ----------
         Net cash provided by financing activities                                    259,149          32,380          9,250
                                                                                -------------    ------------     ----------
                 Net change in cash and cash equivalents                              (1,879)           4,957      (211,604)
           Cash and cash equivalents:
             Beginning of year                                                          5,626             669        212,273
                                                                                -------------    ------------     ----------
             End of year                                                        $       3,747    $      5,626     $      669
                                                                                =============    ============     ==========
          Supplemental disclosure of cash flow information:
           Cash paid during the year for:
             Interest                                                           $         589    $      6,011     $   12,755
           Dividends on preferred stock converted to
             additional shares of preferred stock                               $       3,400    $          -     $        -


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


         (b) Changes in Internal Controls. Except as described above, there were no significant changes in the Company's internal controls over financial reporting during the fourth quarter of the fiscal year ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting

Item 9B. - Recent Events

     On February 21, 2006, the Bank entered into a master purchase agreement with the Federal Home Loan Mortgage Corporation to create a secondary market for Sharia'a compliant loans to assist in home acquisitions by Islamic homebuyers. The agreement calls for Freddie Mac to support $100,000,000 in Sharia'a in Sharia'a and conventional mortgage transactions over the next year.

PART III.

Item 10. - Directors and Executive Officers of the Registrant

         The information required by this item is incorporated by reference herein from the portions of the Company's Proxy Statement for its 2006 Annual Meeting (the "Proxy Statement") to be under the captions:

         Election of Directors
         Executive Officers
         Section 16(a) Beneficial Ownership Reporting Compliance

We have adopted a Code of Ethics for all employees. A copy of the Code of Ethics is available upon request by writing to the Chief Financial Officer, University Bancorp, Inc., 2015 Washtenaw, Ann Arbor, Michigan 48104.


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


The following table sets forth certain information regarding the above referenced equity compensation plan as of December 31, 2005.

                          Equity Compensation Plan Information
                                           (a)                   (b)                             (c)
                                        Number of                                             Number of
                                    securities to be                                      securities remaining
                                   issued upon exercise        Weighted-average          available for future
      Plan Category                 of outstanding           exercise price of          issuance under equity
      -------------                   options, warrants      and  outstanding options,     compensation plans
                                          rights            warrants and rights        (excluding securities
                                                                                         reflected in column (a))
Equity compensation plans approved
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


Item 13. - Certain Relationships and Related Transactions

     The information required by this item is incorporated by reference herein from the portion of the Company's Proxy Statement to be under the caption:

         Certain Relationships and Related Transactions

ITEM 14: Principal Accountant Fees and Services.

     Information relating to principal accountant fees and services is contained on page 20, under the caption "Independent Public Accountants" in the University Bancorp, Inc. definitive Proxy Statement dated April 30, 2006, relating to the 2005 Annual Meeting of Stockholders and the information within that section is incorporated by reference.

PART IV.

Item 15. - Exhibits, Financial Statement Schedules

   (a) Index of Financial Statements:

     The following statements are filed as part of this Report:

     Audited consolidated balance sheets as of December 31, 2005 and December 31, 2004, and consolidated statements of operations, comprehensive (loss) income, stockholders' equity and cash flows for the years ended December 31, 2005, 2004, and 2003 of the Company.

     Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.


   (b)   Exhibits:


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

     23.1 Reports of Independent Auditors, Richard C. Woodbury, P.C., dated February 25, 2005 regarding Midwest Loan Services, Inc.

     23.2  Consent of UHY, LLP, Independent Registered Public Accounting Firm

     23.3  Consent of Grant Thornton, LLP, Certified Public Accountants

     23.4  Consent of Richard C. Woodbury, P.C., Independent
                        Registered Public Accounting Firm

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


                              UNIVERSITY BANCORP, INC.


                              By:      /s/Stephen Lange Ranzini
                                       ------------------------
                                       Stephen Lange Ranzini,
                                       President and Chief Executive Officer

                              Date:    April 14, 2006

                              By:      /s/Nicholas K. Fortson
                                       ----------------------
                                       Nicholas K. Fortson
                                       Chief Financial Officer

                              Date:    April 14, 2006

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                  Title                     Date
---------                  -----                     ----

/s/Stephen Lange Ranzini   Director, President       April 14, 2006
Stephen Lange Ranzini

/s/Robert Goldthorpe       Director, Chairman        April 14, 2006
--------------------
Robert Goldthorpe

/s/Gary Baker              Director                  April 14, 2006
-------------
Gary Baker

/s/Michael Talley          Director                  April 14, 2006
-----------------
Michael Talley

/s/Joseph Lange Ranzini    Director                  April 14, 2006
------------------------
Dr. Joseph Lange Ranzini

/s/Paul Lange Ranzini      Director                  April 14, 2006
---------------------
Paul Lange Ranzini

/s/Charles McDowell        Director                  April 14, 2006
-------------------
Charles McDowell

                                Index of Exhibits


                                                              Sequentially
    Exhibit Number and Description                            Numbered Page

(3) Certificate of Incorporation and By-laws:

3.1 Composite Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the June 30, 1996 10-Q).

3.1.1 Certificate of Amendment, dated June 10, 1998, of the Company's Certificate of Incorporation (incorporated by reference to Exhibit
         3.1.1 to the June 30, 1998 10-Q).

3.2      Composite By-laws of the Company (incorporated by reference to Exhibit
         3.2 to the 1989 10-K).

(10) Material Contracts.

10.1 Loan Agreement and Promissory Note dated December 31, 1997 issued to North Country Bank & Trust (incorporated by reference to Exhibit 10.1 to the 1997 10-K))

10.2 University Bancorp, Inc. Employee Stock Ownership Plan (the "ESOP"), as amended November 27, 1990 (incorporated by reference to Exhibit 10.2 to the 1990 10-K).

10.2.1 Amendment to the ESOP, effective as of December 31, 1991 (incorporated by reference to Exhibit 10.2.A to the 1991 10-K).

10.3 University Bank 401(k) Profit Sharing Plan, adopted August 1, 1996, effective as of January 1, 1996 (incorporated by reference to Exhibit
         10.3 to the 1996 10-K).

10.4 1995 Stock Plan of the Company (incorporated by reference to Exhibit A to the definitive Proxy Statement of the Company for the 1996 Annual Meeting of Stockholders.

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

21       Subsidiaries of Registrant.                                         79

23.1     Reports of Independent Auditors, Richard C. Woodbury, P.C., dated
         February 25, 2005 regarding Midwest Loan Services, Inc.             80

23.2     Consent of UHY LLP, Independent Registered Public Accounting
              Firm                                                           81

23.3     Consent of Grant Thornton, LLP, Independent Registered Public
              Accounting Firm                                                82

23.4     Consent of Richard C. Woodbury, P.C., Independent
              Registered Public Accounting Firm                              83

31.1     Certification pursuant to Section 302 of the Sarbanes-Oxley
         Act of 2002                                                         84

31.2     Certification pursuant to Section 302 of the Sarbanes-Oxley
         Act of 2002                                                         85

32.1     Certificate of the Chief Executive Officer and of University
         Bancorp, Inc. pursuant to 18 U.S.C. Section 1350, as adopted
         pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.          86

32.3     Certificate of the Chief Financial Officer of University
         Bancorp, Inc. pursuant to 18 U.S.C. Section 1350, as adopted
         pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.          87

                     Exhibit 21. Subsidiaries of Registrant.

         University Bank, a Michigan banking corporation

         University Insurance & Investment Services, Inc., a Michigan
           Corporation (100% owned by Bank)

         Midwest Loan Services, Inc., a Michigan Corporation (80% owned by Bank)

         Hoover, LLC, a Michigan limited Liability Corporation (100% owned by Bank)

         University Islamic Financial Corporation, a Michigan Corporation (80% owned by Bank)

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


         Richard C. Woodbury, CPA
         February 25, 2005

EXHIBIT 23.2

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUTING FIRM

We have issued our report dated March 10, 2006 accompanying the consolidated financial statements incorporated by reference in the annual report of University Bancorp, Inc. on Form 10-K for the year ended December 31, 2005. We hereby consent to the incorporation by reference of said report in the Registration Statement of University Bancorp, Inc. on Form S-8 (File No. 333-109930) effective October 23, 2003.


/S/ UHY LLP


Southfield, Michigan
April 14, 2006

EXHIBIT 23.3

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


We have issued our report dated March 29, 2005 accompanying the 2004 and 2003 consolidated financial statements included in the annual report of University Bancorp, Inc. on Form 10-K. We hereby consent to the incorporation by reference of said report in the Registration Statement of University Bancorp, Inc. on Form S-8 (File No. 333-109930) effective October 23, 2003.


/S/ GRANT THORNTON LLP


Southfield, Michigan
April 14, 2006

EXHIBIT 23.4

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

/S/ Richard C. Woodbury, P.C., CPA


Houghton, Michigan
April 13,  2006

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

     Date:    April 14, 2006             /s/Stephen Lange Ranzini
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

     Date:    April 14, 2006             /s/Nicholas K. Fortson
           ------------------             ----------------------
                                          Nicholas K. Fortson
                                          Chief Financial Officer

     Exhibit 32.1


                             CERTIFICATION PURSUANT
                           TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of University Bancorp, Inc. (the "Registrant") on Form 10-K for the period ended December 31, 2005 as filed with the Securities and Exchange Commission on March 29, 2006, hereof (the "Report"), the undersigned officer certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.




                                    University Bancorp, Inc


Date:    April 14, 2006             By:   /s/ Stephen Lange Ranzini
      ------------------                       --------------------------
                                          Stephen Lange Ranzini
                                          President and Chief Executive Officer

     Exhibit 32.2


                             CERTIFICATION PURSUANT
                           TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the annual report of University Bancorp, Inc. (the "Registrant") on Form 10-K for the period ended December 31, 2005 as filed with the Securities and Exchange Commission on March 29, 2006, hereof (the "Report"), the undersigned officer certifies,pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


                                       University Bancorp, Inc




Date:    April 14, 2006             By:       /s/ Nicholas K. Fortson
                                              ------------------------
                                              Nicholas K. Fortson
                                              Chief Financial Officer