Form 10QSB
period 2006-03-31
UNIVERSITY BANCORP INC /DE/
filed 2006-05-23
CIK 811211

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

(Mark One)

     [X]  Quarterly  Report  Pursuant  to Section 13 or 15(d) of the  Securities
                              Exchange Act of 1934

                  For the quarterly period ended March 31, 2006

                                       OR

     [ ]  Transition  Report  Pursuant to Section 13 or 15(d) of the  Securities
                              Exchange Act of 1934

     For the transition period from _______________ to _______________

                         Commission File Number 0-16023

                            UNIVERSITY BANCORP, INC.
                            ------------------------
        (Exact name of small business issuer as specified in its charter)

         Delaware                                    38-2929531
         --------                                    ----------
(State of incorporation)                (IRS Employer Identification Number)

2015 Washtenaw Avenue, Ann Arbor, Michigan             48104
------------------------------------------             -----
(Address of principal executive offices)             (Zip Code)


Issuer's telephone number, including area code: (734) 741-5858



   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         X Yes             ___No

   Indicate by check mark whether the registrant is a shell company(as defined in Rule 12b-2 of the Exchange Act)

        ___Yes             X  No
         -

   State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $0.01 par value outstanding at April 30, 2006: 4,248,378 shares

Transitional Small Business Disclosure Format (Check One)  __Yes   _X_No
                               Page 1 of 26 pages

                                   FORM 10-QSB

                                TABLE OF CONTENTS


PART I - Financial Information


Item 1. Unaudited Financial Statements                                PAGE
                                                                      ----
         Consolidated Balance Sheets                                   3
         Consolidated Statements of Operations                         5
         Consolidated Statement of Comprehensive Income                7
         Consolidated Statements of Cash Flows                         8
         Notes to the Consolidated Financial Statements               10

Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations                12

         Summary                                                      12
         Results of Operations                                        13
         Capital Resources                                            17
         Liquidity                                                    18

Item 3. Controls and Procedures                                       18

PART II - Other Information

         Item 1. Legal Proceedings                                    19
         Item 2. Unregistered Sales of Equity
              Securities and Use of Proceeds                          19
         Item 3. Defaults upon Senior Securities                      19
         Item 4. Submission of matters to a Vote
              Of Security Holders                                     19
         Item 5. Other Information                                    19
         Item 6. Exhibits & Reports on Form 8-K                       19

Signatures                                                            21
Exhibits                                                              22

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

Part I. - Financial Information
Item 1.- Financial Statements

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                      March 31, 2006 and December 31, 2005

                                                       (Unaudited)
                                                         March 31    December 31
ASSETS                                                    2006           2005
                                                      -----------    -----------
Cash and due from banks                               $ 6,919,931    $ 7,746,666
Securities available for sale, at market                  777,982        833,762
Federal Home Loan Bank Stock                              941,200        941,200
Loans held for sale, at the lower of cost or market       919,050      1,446,575
Loans                                                  47,546,035     45,652,326
Allowance for loan losses                               (372,390)      (349,416)
                                                      -----------    -----------
     Loans, net                                        47,173,645     45,302,910

Premises and equipment, net                             2,832,223      2,802,816
Mortgage servicing rights, net                          1,559,811      1,471,808
Real estate owned, net                                    276,987        276,987
Accounts receivable                                       921,118      2,585,524
Accrued interest receivable                               204,835        205,069
Prepaid expenses                                          294,898        285,015
Goodwill                                                  103,914        103,914
Other assets                                              471,713        537,666
                                                      -----------    -----------
      TOTAL ASSETS                                    $63,397,307    $64,539,912
                                                      ===========    ===========

                                   -Continued-

                            UNIVERSITY BANCORP, INC.
                     Consolidated Balance Sheets (continued)
                      March 31, 2006 and December 31, 2005

                                                      (Unaudited)
                                                        March 31     December 31
                                                          2006          2005
                                                      -----------    -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
  Demand - non interest bearing                       $ 3,643,016  $   2,919,887
  Demand - interest bearing and profit sharing         35,136,016     34,485,047
  Savings                                                 405,999        418,308
  Time                                                 15,437,746     18,197,803
                                                      -----------    -----------
     Total Deposits                                    54,622,777     56,021,045
Accounts payable                                          594,015        395,604
Accrued interest payable                                   60,946        110,619
Other liabilities                                         270,169        210,190
                                                      -----------    -----------
     Total Liabilities                                 55,547,907     56,737,458
Minority Interest                                       2,528,703      2,501,873
Stockholders' equity:
  Preferred stock, $0.001 par value;
    $1,000  liquidation value;
     Authorized - 500,000 shares;
     Issued - 29,030 shares in 2006 and
     27,791 shares in 2005                                     29             28
   Common stock, $0.01 par value;
    Authorized - 5,000,000 shares;
    Issued - 4,263,062 shares in 2006 and
         2005                                              42,630         42,630
  Additional paid-in-capital                            6,162,376      6,149,990
  Accumulated deficit                                   (508,610)      (516,816)
  Treasury stock - 115,184 shares in 2006
    and 2005                                            (340,530)      (340,530)
  Accumulated other comprehensive loss,
    unrealized losses on securities
    available for sale, net                              (35,198)       (34,721)
                                                      -----------    -----------
     Total Stockholders' Equity                         5,320,697      5,300,581
                                                      -----------    -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $63,397,307    $64,539,912
                                                      ===========    ===========
See accompanying notes to consolidated financial statements (unaudited).

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
      For the Three Month Periods Ended March 31, 2006 and 2005 (Unaudited)


                                                         2006            2005
                                                      -----------    -----------
Interest and financing income:
  Interest and fees on loans and financing income $ 850,385 $ 785,395 Interest and dividends on securities:
   U.S. Government agencies                                 2,990          1,747
   Other securities                                         9,900          9,922
  Interest on federal funds and other                      50,037          4,580
                                                      -----------    -----------
     Total interest and financing income                  913,312        801,644
                                                      -----------    -----------
Interest and profit sharing expense:
  Interest and profit sharing on deposits:
   Demand deposits                                        105,840        116,558
   Savings deposits                                         1,010          1,244
   Time deposits                                          168,039         98,867
  Short term borrowings                                       302          2,766
  Long term borrowings                                          -            332
                                                      -----------    -----------
     Total interest and profit sharing expense            275,191        219,767
                                                      -----------    -----------
     Net interest and financing income                    638,121        581,877
Provision for loan losses                                  20,000         15,209
                                                      -----------    -----------
     Net interest and financing income after
       provision for loan losses                          618,121        566,668
                                                      -----------    -----------
Other income:
  Loan servicing and subservicing fees                    529,428        369,027
  Initial loan set-up and other fees                      309,600        398,193
  Gain on sale of mortgage loans                           39,321        103,545
  Insurance and investment fee income                      51,684         51,121
  Deposit service charges and fees                         23,241         23,585
  Other                                                    97,451         77,759
                                                      -----------    -----------
     Total other income                                 1,050,725      1,023,230
                                                      -----------    -----------

                                                        -Continued-

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (continued)
            For the Three Month Periods Ended March 31, 2006 and 2005
                                   (Unaudited)
                                                         2006            2005
                                                      -----------    -----------
  Salaries and benefits                               $   825,405    $   741,886
  Occupancy, net                                          131,915        126,029
  Data processing and equipment                           151,601        138,432
  Legal and audit expense                                  49,689         37,687
  Consultant fees                                          54,433         33,891
  Mortgage banking expense                                 61,648         52,323
  Servicing rights amortization                             1,313          (854)
  Advertising                                              46,771         34,386
  Memberships and training                                 24,457         26,516
  Travel and entertainment                                 46,034         32,002
  Supplies and postage                                     67,992         48,993
  Insurance                                                39,811         34,658
  Other operating expenses                                153,090        120,084
                                                      -----------    -----------
     Total other expenses                               1,654,159      1,426,033
                                                      -----------    -----------
Income before income taxes                                 14,687        163,865
                                                      -----------    -----------
Income tax expense (benefit)                                    -              -
                                                      -----------    -----------
      Net income                                      $    14,687    $   163,865
                                                      -----------    -----------
Preferred stock dividends                                   6,481              -
                                                      -----------    -----------
Net income available to common shareholders           $     8,206    $   163,865
                                                      ===========    ===========
Basic and diluted income
   per common share                                   $      0.00    $      0.04
                                                      ===========    ===========
Weighted average shares outstanding -Basic              4,147,878      4,138,849
                                                      ===========    ===========
Weighted average shares outstanding -Diluted            4,191,878      4,177,787
                                                      ===========    ===========

See accompanying notes to consolidated financial statements (unaudited).

                            UNIVERSITY BANCORP, INC.
                 Consolidated Statements of Comprehensive Income
            For the Three Month Periods Ended March 31, 2006 and 2005
                                   (Unaudited)

                                                          2006           2005
                                                      -----------    -----------
Net income                                            $    14,687       $163,865
Other comprehensive income (loss):
          Unrealized gains/(losses) on securities
            available for sale                              (477)          6,868
                                                      -----------    -----------
         Other comprehensive income/(loss),
                before tax effect                           (477)          6,868
         Income tax expense (benefit)                          -               -
         Other comprehensive income (loss),
                net of tax                                  (477)          6,868
                                                      -----------    -----------
Comprehensive income                                  $    14,210    $   170,733
                                                      ===========    ===========

See accompanying notes to consolidated financial statements (unaudited).

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                         Consolidated Statements of Cash
                  Flows For the three month periods ended March
                                31, 2006 and 2005
                                   (Unaudited)
                                                          2006          2005
                                                      -----------    -----------
Operating activities:
Net income                                            $    14,687    $   163,865
Adjustments to reconcile net income to net
  cash from Operating Activities:
    Depreciation                                          102,685         83,471
    Amortization                                            1,313          (854)
    Provision for loan losses                              20,000         15,209
    Gain on mortgage loan sales                          (39,321)      (103,545)
    Gain on the sale and leaseback of premises                  -      (184,873)
    Loss on other real estate owned                             -         10,036
    Originations of mortgage loans                    (8,233,323)   (13,300,492)
    Proceeds from mortgage loans sales                  8,800,169     12,963,266
    Net accretion on investment securities                  1,221          4,468
    Change in:
      Other assets                                      1,631,394       (92,488)
      Other liabilities                                   235,547        399,720
                                                      -----------    -----------
     Net cash (used in) provided
        by operating activities                         2,534,372       (42,217)
                                                      -----------    -----------
Investing activities:
      Proceeds from maturities/paydowns of
        investment securites                               54,082         58,337
      Proceeds from sale of other real estate owned             -        379,521
      Loans granted, net of repayments                (1,890,735)      (901,143)
      Premises and equipment expenditures               (132,092)       (48,823)
                                                      -----------    -----------
       Net cash used in investing activities          (1,968,745)      (512,108)
                                                      -----------    -----------

                                     -Continued-

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                         Consolidated Statements of Cash
                  Flows For the three month periods ended March
                                31, 2006 and 2005
                                   (Unaudited)
                                                         2006            2005
                                                      -----------    -----------
Financing activities:
      Net (decrease) increase in deposits              (1,398,268)     3,722,641

      Net decrease in short term borrowings                     -    (2,416,000)
      Principal payments on long term borrowings                -       (34,000)
      Issuance of common stock                                  -         35,000
       Issuance of preferred stock                         12,387              -
       Dividends on preferred stock                       (6,481)              -
                                                      -----------    -----------
       Net cash provided by (used in)
           financing activities                       (1,392,362)      1,307,641
                                                      -----------    -----------
                                                        (826,735)        753,316
      Net change in cash and cash equivalents
        Cash and cash equivalents:
     Beginning of period                                7,746,666      1,731,569
                                                      -----------    -----------
     End of period                                    $ 6,919,931    $ 2,484,885
                                                      ===========    ===========

    Supplemental disclosure of cash flow information:
      Cash paid for interest                          $   324,864    $   214,415
Supplemental disclosure of non-cash transactions:
      Mortgage loans converted to other
        real estate owned                             $         -    $   291,026

See accompanying notes to consolidated financial statements (unaudited).

                            UNIVERSITY BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) General

     See Note 1 of the Financial Statements incorporated by reference in the Company's 2005 Annual Report on Form 10-K for a summary of the Company's significant accounting policies.

     The unaudited financial statements included herein were prepared from the books of the Company in accordance with generally accepted accounting principles and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company's 2005 Annual Report on Form 10-K. The current interim periods reported herein are included in the fiscal year subject to independent audit at the end of the year.

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

                                                         For the Three Month
                                                        Period Ended March 31,
                                                         2006            2005
                                                      -----------    -----------
Net Income                                            $    14,687    $   163,865
Less:  Preferred stock dividends payable                    6,481              -
                                                      -----------    -----------
Net income applicable to common stock                 $     8,206    $   163,865
                                                      ===========    ===========

Average Number of common shares outstanding             4,147,878      4,138,849
Effect of dilutive options                                 44,000         38,938
                                                      -----------    -----------
Average Number of common shares outstanding
   used to calculate diluted earnings per
   common share                                         4,191,878      4,177,787
                                                      ===========    ===========



(2) Investment Securities

     The Bank's available-for-sale securities portfolio at March 31, 2006 had a net unrealized loss of $35,198 as compared with a net unrealized loss of approximately $34,721 at December 31, 2005.

Securities available for sale at March 31, 2006:

                                  Amortized        Unrealized           Fair
                                     Cost       Gains      Losses       Value
                                  ---------   ---------   ---------    ---------
   U.S. agency mortgage-backed
       securities                 $ 813,180   $      -    $(35,198)    $ 777,982
                                  =========   =========   =========    =========

Securities available for sale at December 31, 2005


                                  Amortized        Unrealized           Fair
                                     Cost       Gains      Losses       Value
                                  ---------   ---------   ---------    ---------
U.S. agency mortgage-backed
             securities           $ 868,483   $       -   $(34,721)   $  833,762
                                  =========   =========   =========    =========

(3) Stock options

     The Company has adopted SFAS No. 123(R), "Share-Based Payment", which is a revision of SFAS No. 123, "Accounting for Stock Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", which was issued in December 2004. The revisions are intended to provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued.

     Prior to the 2006 year, the Company adopted the disclosure-only provisions of SFAS No. 123. Accordingly, if the Company had elected to recognize compensation cost based on the fair value of the options at grant date, the Company's earnings and earnings per share from continuing operations, assuming dilution, for the three-month period ended March 31, 2005 would have been the pro forma amounts indicated below:

                                                Three months ended
                                                    March 31,
                                                  ------------
                                                       2005
                                                  -----------
Net earnings:
   As reported                                    $   163,865
   Pro forma                                      $   162,495
Net earnings per share:
   As reported:
         Basic                                    $      0.04
         Diluted                                         0.04
                                                  -----------
   Pro forma:
         Basic                                    $      0.04
         Diluted                                         0.04
                                                  -----------
(4) Income Taxes

     Income tax expense (benefit) was $0 in 2006 and 2005. The effective tax rate was 0% for both three month periods ended March 31 due to existence of loss carryforwards resulting from prior years' net operating losses. At March 31, 2006, the Company had a $100,000 deferred tax asset. This asset represents a loss carryforward that is expected to be realized. At March 31, 2005 the Company did not have a tax deferred asset or liability.

(5)SUBSEQUENT EVENT
     In April, 2006, the Company agreed to modify a relationship with a company that assisted in the development of the Islamic Banking subsidiary and products. Under the original agreement, University Islamic Financial Corporation was to pay a share of revenue earned from all future mortgage alternative products sold in the secondary market. University Islamic Financial Corporation agreed to pay this company $100,000 in cash and the Company paid 100,500 shares of University Bancorp, Inc common stock and fully invested stock options totaling 48,563 with a strike price starting at $2.50 and increasing to $3.50 through June 30, 2015 to eliminate this provision in the agreement, as well as to acquire the firm providingtrustee services for some of the Islamic financings. By modifying the agreement,management believes University Islamic Financial will materially reduce future expenses related to the agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This report contains certain forward-looking statements which reflect the Company's expectation or belief concerning future events that involve risks and uncertainties. Among others, certain forward looking statements relate to the continued growth of various aspects of the Company's community banking, merchant banking, mortgage banking and investment activities, and the nature and adequacy of allowances for loan losses. The Company can give no assurance that the expectations reflected in forward-looking statements will prove correct. Various factors could cause results to differ materially from the Company's expectations. Among these factors are those referred to in the introduction to the Company's Management Discussion and Analysis of Financial Condition and Results of Operations which appear as Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which should be read in conjunction with this Report.

     The above cautionary statement is for the purpose of qualifying for the "safe harbor" provisions of Section 21E of the Securities Exchange Act of 1934.

SUMMARY

     Net income for the Company for the first quarter of 2006 was $14,687, versus net income of $163,865 for the same period last year. Earnings during the 2006 quarter were restrained by start-up expenses at University Islamic Financial Corporation and at Midwest Loan Services a profit sharing payment of $70,000 and lower mortgage origination income more than offset significantly higher mortgage subservicing fee income. Also, in the prior year period, Midwest Loan Services had a positive $90,000 adjustment for the valuation of servicing rights which decreased to $48,000 in the current period.

     Community and Islamic Banking reported a loss of $36,000 during the first three months of 2006 as opposed to breaking even during the first quarter of 2005.

     Midwest Loan Services, the Bank's subsidiary, reported net income of $65,000 for the three months period March 31, 2006 versus net income of $150,000 in the same period in 2005. Midwest's portfolio of mortgage subservicing grew to $3.3 billion, 32.0% higher than at the end of the first quarter of 2005. Mortgage rates in 2006 increased, continuing a trend set in 2005. As a result of the increase, origination income was down in the first quarter of 2006 as compared with the first quarter of 2005.

     The following table summarizes the net income (loss) of each profit center of the Company for the three months ended March 31, 2006 and 2005 (in thousands):
                                            2006     2005
                                           ------   ------
         Community and Islamic Banking     $ (36)   $    -
         Midwest Loan Services                 65      150
         Corporate Office                    (14)       14
                                           ------   ------
         Total                             $   15   $  164
                                           ======   ======
RESULTS OF OPERATIONS

Net Interest Income

     Net interest and financing income increased 9.7% to $638,121 for the three months ended March 31, 2006 from $581,877 for the three months ended March 31, 2005. Net interest and profit income rose primarily because of an increase in earning assets. The net spread decreased to 4.79% in 2006 from 5.01% in 2005.

Interest and profit income

     Interest and profit income increased 13.9% to $913,312 in the quarter ended March 31, 2006 from $801,644 in the quarter ended March 31, 2005. An increase in the average balance of earning assets of $6,933,083 was a major factor in the increase in interest income. The average volume of interest and profit earning assets increased to $54,046,351 in the 2006 period from $47,113,268 in the 2005 period. The overall yield on total interest and profit bearing assets declined to 6.85% in 2006 as compared to 6.90% in the same period in 2005. The decline occurred despite an increase in the prime rate throughout the period after March 31, 2005. The lower rate is due to an increase in real estate loans as a percent of all interest and profit bearing assets. Real estate loans are less risky than other types of earning assets, particularly loans, and thus they tend to have a lower interest and profit rate.

Interest and Profit Sharing Expense

     Interest and profit sharing expense increased 25.2% to $275,191 in the three months ended March 31, 2006 from $219,767 in the 2005 period. The increase was due to an increase in rates paid on interest bearing liabilities and in increase in volume. The cost of funds increased to 2.31% in the 2006 period from 1.99% in the 2005 period.


MONTHLY AVERAGE BALANCE SHEET AND INTEREST MARGIN ANALYSIS

     The following table summarizes monthly average balances, revenues from earning assets, expenses of interest bearing and profit sharing liabilities, their associated yield or cost and the net return on earning assets for the three months ended March 31, 2006 and 2005.

                                                    Three Months Ended                              Three Months Ended
                                                       March 31, 2006                                   March 31, 2005
                                                           Interest and                                    Interest and
                                             Average          Profit       Average           Average          Profit       Average
                                             Balance         Inc(Exp)     Yield (1)          Balance         Inc(Exp)     Yield (1)
                                            -----------    -----------   -----------        -----------    -----------   -----------
Interest and Profit Earning Assets:
   Commercial Loans                         $17,045,046      $372,994        8.87%          $17,016,061      $361,644         8.62%
   Real Estate Loans                         29,289,570       448,101        6.20%           25,152,667       383,549         6.18%
   Installment/Consumer
     Loans                                    1,340,153        29,290        8.86%            2,044,736        40,202         7.97%
                                            -----------      --------                       -----------      --------
                             Total Loans     47,674,769       850,385        7.23%           44,213,464       785,395         7.20%

   Investment Securities                      1,757,302        12,890        2.97%            2,016,554        11,669         2.35%
   Federal Funds & Bank
     Deposits                                 4,614,280        50,037        4.40%              883,250         4,580         2.10%
                                            -----------      --------                       -----------      --------
      Total Interest and
      Profit Earning Assets                  54,046,351       913,312        6.85%           47,113,268       801,644         6.90%

Interest Bearing and Profit Sharing
Liabilities:
   Demand Deposits                           14,417,090         8,392        0.24%            8,964,321        22,111         1.00%
   Savings Deposits                             411,501         1,010        1.00%              507,965         1,244         0.99%
   Time Deposits                             16,932,770       168,039        4.02%           13,818,080        98,867         2.90%
   Money Market Accts                        16,483,435        97,448        2.40%           20,874,448        94,447         1.83%
   Short-term Borrowings                         31,723           302        3.86%              628,561         2,766         1.78%
   Long-term Borrowings                               -             -        0.00%               17,000           332         7.92%
                                            -----------      --------                       -----------      --------
    Total Interest Bearing
    and Profit Sharing
    Liabilities                              48,276,519       275,191        2.31%           44,810,375       219,767         1.99%
                                            -----------      --------                       -----------      --------
Net Earning Assets, net interest and
profit income, and net spread                $5,769,832      $638,121        4.54%          $ 2,302,893      $581,877         4.91%

                       Net Spread Margin                                     4.79%                                            5.01%

(1) Yield is annualized.

Allowance for Loan Losses

     The provision to the allowance for loan losses was $20,000 for the quarter ended March 31, 2006 and $15,209 for the same period ended in 2005. Net recoveries totaled $2,974 for the three months period ended March 31, 2006 as compared to net charges offs of $(18,424) for the same period in 2005. Illustrated below is the activity within the allowance for the quarters ended March 31, 2006 and 2005:

                                 2006         2005
                              ---------   ---------
  Balance, January 1          $ 349,416   $ 353,124
  Provision for loan losses      20,000      15,209
  Loan charge-offs              (1,334)    (20,399)
  Recoveries                      4,308       1,975
                              ---------   ---------
Balance, March 31             $ 372,390   $ 349,909
                              =========   =========


                             At March 31, 2006     At December 31, 2005
                             -----------------     --------------------
Total loans (1)                   $47,546,035         $45,652,326
Reserve for loan losses           $   372,390         $   349,413
Reserve/Loans % (1)                     0.78%               0.76%


(1) Total loans do not include loans held for sale.

     The Bank's overall loan portfolio is geographically concentrated in Ann Arbor, Michigan and the future performance of these loans is dependent upon the performance of a relatively limited geographical area.

The following schedule summarizes the Company's non-performing assets:

                              At March 31, 2006   At December 31, 2005
                              -----------------   --------------------
Past due 90 days and over
 and still accruing (1):
  Real estate                       $      -          $       -
  Installment                              -                  -
  Commercial                               -                  -
                                    ---------         ---------
    Subtotal                               -                  -
                                    ---------         ---------
Nonaccrual loans (1):
  Real estate/construction loans      405,571           317,013
  Installment                          48,999                 -
  Commercial                           29,516            32,668
                                    ---------         ---------
    Subtotal                          484,086           349,681
                                    ---------         ---------
Other real estate owned               276,987           276,987
-----------------------
                                    ---------         ---------
Total nonperforming assets          $ 761,073         $ 626,668
                                    =========         =========

                              At March 31, 2006   At December 31, 2005
                              -----------------   --------------------


Ratio of non-performing loans
to total loans (1)                      1.02%             0.77%
                                    =========         =========

Ratio of loans past due over
90 days and non-accrual loans
to loan loss reserve                     130%              100%
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


Non-Interest Income

     Total non-interest income increased 2.7% to $1,050,725 for the three months ended March 31, 2006 from $1,023,230 for the three months ended March 31, 2005. The increase was primarily due to higher mortgage servicing activity. This increase offset a decline in origination income which declined due to higher mortgage interest rates.

     At March 31, 2006, Midwest was subservicing 26,792 mortgages, an increase of 2.5% from 26,144 mortgages subserviced at December 31, 2005.


Non-Interest Expense

     Non-interest expense increased 16.0% to $1,654,159 in the three months ended March 31, 2006 from $1,426,033 for the three months ended March 31, 2005. The increase was due principally to expenses related to the Islamic Banking subsidiairy of the Bank and expenses related to settling into the new Bank facility.

     At March 31, 2006 the Bank and Midwest owned the rights to service mortgages for other institutions, most of which was owned by Midwest. The balance of mortgages serviced for these institutions was approximately $146 million. The carrying value of these servicing rights was $1,559,811 at March 31, 2006. Market interest rate conditions can quickly affect the value of mortgage servicing rights in a positive or negative fashion, as long-term interest rates rise and fall. The amortization of these rights is based upon the level of principal pay downs received and expected prepayments of the mortgage loans. Mortgage rates in 2006 increased as compared with December 31, 2005. As a result, the value of the mortgage servicing rights portfolio increased to a point where previous charges for impairment were reduced by approximately $48,000. In the three months ended March 31, 2005, management recorded a $90,000 partial recovery of the impairment reserve also due to an increase in the mortgage rates during March 2005.
Capital Resources
     The table below sets forth the Bank's risk based assets, capital ratios and risk-based capital ratios of the Bank. At March 31, 2006 and December 31, 2005, the Bank was considered "well-capitalized" and exceeded the regulatory guidelines.

                                                                          To Be Adequately                     To Be Well
                                                                  Capitalized Under Prompt Corrective      Capitalized Under Prompt
                                                  Actual                Action Provisions               Corrective Action Provisions
                                             -------------------  ----------------------------------    ----------------------------

                                              Amount       Ratio           Amount         Ratio            Amount             Ratio
As of March 31, 2006:
Total capital (to risk weighted assets)      $8,087,000    18.9%         $3,428,000       8.0 %          $4,284,000           10.0 %
Tier I capital (to risk weighted
assets)                                       7,715,000    18.0%          1,714,000       4.0 %           2,571,000            6.0 %
Tier I capital (to average assets)            7,715,000    13.1%          2,358,000       4.0 %           2,947,000            5.0 %
As of December 31, 2005:
Total capital (to risk weighted assets)      $7,947,000    18.4%         $3,448,000       8.0 %          $4,310,000           10.0 %
Tier I capital (to risk weighted
assets)                                       7,598,000    17.6%          1,724,000       4.0 %           2,586,000            6.0 %
Tier I capital (to average assets)            7,598,000    14.0%          2,171,000       4.0 %           2,714,000            5.0 %


Liquidity

     Bank Liquidity. The Bank's primary sources of liquidity are customer deposits, scheduled amortization and prepayments of loan principal, cash flow from operations, maturities of various investments, borrowings from correspondent lenders secured by securities, residential mortgage loans and/or commercial loans. In addition, the Bank invests in overnight federal funds. At March 31, 2006, the Bank had cash and cash equivalents of $6.92 million The Bank has a line of credit for $3.2 million from the Federal Home Loan Bank of Indianapolis secured by investment securities and residential mortgage loans and a line of credit for $7.7 million from the Federal Reserve Bank of Chicago secured by commercial loans. In order to bolster liquidity from time to time, the Bank also sells brokered time deposits. At March 31, 2006, the Bank had $4.75 million of these deposits outstanding.

     Bancorp Liquidity. In an effort to maintain the Bank's Tier 1 capital to assets ratio above current levels and to increase capital through retained earnings, management does not expect that the Bank will pay dividends to the Company during 2006.

     At March 31, 2006, Bancorp had $3,535 in cash and investments on hand to meet its working capital needs. Subsequent to March 31, 2006, Bancorp raised $72,000 through the sale of additional shares of 9%, seven year pay-in-kind preferred stock.


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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

            None

Item 3. Defaults upon Senior Securities

            None

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



                                     UNIVERSITY BANCORP, INC.

Date:    May 22, 2006                /s/ Stephen Lange Ranzini
                                     -------------------------
                                     Stephen Lange Ranzini
                                     President and Chief Executive Officer


                                     /s/ Nicholas K. Fortson
                                     -------------------------
                                     Nicholas K. Fortson
                                     Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit           Description
-------           ------------

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

Exhibit 31.1

                            10-QSB 302 CERTIFICATION

I, Stephen Lange Ranzini, certify that:

1) I have reviewed this quarterly report on Form 10-QSB of University Bancorp, Inc.;
2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

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

5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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


     Date: May 22, 2006                  /s/Stephen Lange Ranzini
                                         ----------------------------------
                                         Stephen Lange Ranzini
                                         President and Chief Executive Officer

                                  Exhibit 31.2
                            10-QSB 302 CERTIFICATION

I, Nicholas K. Fortson, certify that:

1) I have reviewed this quarterly report on Form 10-QSB of University Bancorp, Inc.;
2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

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

5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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



     Date: May 22, 2006                  /s/Nicholas K. Fortson
                                          ----------------------
                                         Nicholas K. Fortson
                                         Chief Financial Officer

                                  Exhibit 32.1



                              CERTIFICATION PURSUANT
                           TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Stephen Lange Ranzini, the President and Chief Executive Officer of University Bancorp, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of University Bancorp, Inc. on Form 10-QSB for the quarter ended March 31, 2006 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of University Bancorp, Inc.



                                    University Bancorp, Inc


Date:    May 22, 2006               By:   /s/ Stephen Lange Ranzini
      ----------------                    --------------------------
                                          Stephen Lange Ranzini
                                          President and Chief Executive Officer

                                  Exhibit 32.2


                             CERTIFICATION PURSUANT
                           TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Nicholas K. Fortson, Chief Financial Officer of University Bancorp, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of University Bancorp, Inc. on Form 10-QSB for the quarter ended March 31, 2006 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of University Bancorp, Inc.



                                    University Bancorp, Inc


Date:    May 22, 2006               By:       /s/ Nicholas K. Fortson
                                              -----------------------
                                              Nicholas K. Fortson
                                              Chief Financial Officer