Form 10QSB
period 2006-06-30
UNIVERSITY BANCORP INC /DE/
filed 2006-08-14
CIK 811211

Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

(Mark One)

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2006

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

           Yes             X  No
         -

   State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $0.01 par value outstanding at July 31, 2006: 4,248,378 shares

Transitional Small Business Disclosure Format (Check One)  __Yes   _X_No
                               Page 1 of 29 pages

                                   FORM 10-QSB

                                TABLE OF CONTENTS


PART I - Financial Information


Item 1. Unaudited Consolidated Financial Statements                       PAGE
                                                                          ----
         Consolidated Balance Sheets                                          3
         Consolidated Statements of Operations                                5
         Consolidated Statement of Comprehensive Income                       7
         Consolidated Statements of Cash Flows                                8
         Notes to the Unaudited Consolidated Financial
         Statements                                                          10

Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations                       12

         Summary                                                             12
         Results of Operations                                               14
         Capital Resources                                                   20
         Liquidity                                                           21

Item 3. Controls and Procedures                                              21

PART II - Other Information

      Item 1. Legal Proceedings                                              22
      Item 2. Unregistered Sales of Equity
              Securities and Use of Proceeds                                 22
      Item 3. Defaults upon Senior Securities                                22
      Item 4. Submission of matters to a Vote
              of Security Holders                                            22
      Item 5. Other Information                                              22
      Item 6. Exhibits & Reports on Form 8-K                                 23

Signatures                                                                   24
Exhibits                                                                     26




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

Part I. - Financial Information
Item 1.- Unaudited Consolidated Financial Statements

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                       June 30, 2006 and December 31, 2005

                                                       (Unaudited)
                                                       June 30,     December 31,
ASSETS                                                   2006          2005
                                                     -----------    -----------
Cash and due from banks                              $11,051,341    $ 7,746,666
Securities available for sale, at market                 728,438        833,762
Federal Home Loan Bank Stock                             941,200        941,200
Loans held for sale, at the lower of cost or market    1,308,800      1,446,575
Loans                                                 47,239,000     45,652,326
Allowance for loan losses                              (402,214)       (349,416)
                                                     -----------    -----------
     Loans, net                                       46,836,786     45,302,910

Premises and equipment, net                            2,814,724      2,802,816
Mortgage servicing rights, net                         1,661,047      1,471,808
Real estate owned, net                                   583,131        276,987
Accounts receivable                                      665,905      2,585,524
Accrued interest receivable                              260,360        205,069
Prepaid expenses                                         301,462        285,015
Goodwill                                                 103,914        103,914
Other assets                                             484,971        537,666
                                                     -----------    -----------
      TOTAL ASSETS                                   $67,742,079    $64,539,912
                                                     ===========    ===========

                                   -Continued-

                            UNIVERSITY BANCORP, INC.
                     Consolidated Balance Sheets (continued)
                       June 30, 2006 and December 31, 2005

                                                       (Unaudited)
                                                       June 30,     December 31,
                                                         2006            2005
                                                     -----------    -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
  Demand - non interest bearing                     $ 3,688,179     $ 2,919,887
  Demand - interest bearing and profit sharing       44,057,463      34,485,047
  Savings                                               309,093         418,308
  Time                                               10,950,288      18,197,803
                                                     -----------    -----------
     Total Deposits                                  59,005,023      56,021,045
Accounts payable                                        599,823         395,604
Accrued interest payable                                 61,160         110,619
Other liabilities                                        91,715         210,190
                                                     -----------    ------------
     Total Liabilities                               59,757,721      56,737,458
Minority Interest                                     2,575,602       2,501,873
Stockholders' equity:
  Preferred stock, $0.001 par value;
    $1,000  liquidation value;
     Authorized - 500,000 shares;
     Issued - 36,230 shares in 2006 and
     27,791 shares in 2005                                   36              28
   Common stock, $0.01 par value;
    Authorized - 5,000,000 shares;
    Issued - 4,363,562 shares in 2006 and
         4,263,062 shares in 2005                        43,636          42,630
  Additional paid-in-capital                          6,492,386       6,149,990
  Accumulated deficit                                  (745,476)      (516,816)
  Treasury stock - 115,184 shares in 2006
    and 2005                                           (340,530)      (340,530)
  Accumulated other comprehensive loss,
    unrealized losses on securities
    available for sale, net                             (41,296)       (34,721)
                                                     -----------    -----------
     Total Stockholders' Equity                       5,408,756       5,300,581
                                                     -----------    -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $67,742,079    $64,539,912
                                                     ===========    ===========
See accompanying notes to consolidated financial statements (unaudited).




                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  For the Periods Ended June 30, 2006 and 2005
                                   (Unaudited)
                                                               For the Three-Month                      For the Six-Month
                                                                 Period Ended                              Period Ended
                                                             2006             2005                    2006                2005
                                                            ----------      ----------             ----------        ----------
 Interest and financing income:
   Interest and fees on loans and financing income          $  906,700      $  788,452             $1,757,085        $1,573,846
   Interest on securities:
    U.S. Government agencies                                     1,604           6,998                  4,594             8,745
    Other securities                                            16,500           9,934                 26,400            19,856
   Interest on federal funds and other                          73,484           8,067                123,521            12,647
                                                            ----------      ----------             ----------        ----------
      Total interest income                                    998,288         813,451              1,911,600         1,615,094
                                                            ----------      ----------             ----------        ----------
 Interest and profit sharing expense:
   Interest and profit sharing on deposits:
    Demand deposits                                            159,356         118,961                265,196           235,519
    Savings deposits                                               861           1,153                  1,871             2,397
    Time deposits                                              166,362         113,807                334,401           212,673
 Short term borrowings                                           1,779           5,427                  2,081             8,194
 Long term borrowings                                                -               -                      -               332
                                                            ----------      ----------             ----------        ----------
      Total interest and profit sharing expense                328,358         239,348                603,549           459,115
                                                            ----------      ----------             ----------        ----------
      Net interest and financing income                        669,930         574,103              1,308,051         1,155,979
 Provision for loan losses                                      28,984           2,000                 48,984            17,209
                                                            ----------      ----------             ----------        ----------
      Net interest and financing income after
        provision for loan losses                              640,946         572,103              1,259,067         1,138,770
                                                            ----------      ----------             ----------        ----------
Other income:
   Loan servicing and sub-servicing
     fees                                                      608,483         444,554              1,137,911           813,580
   Initial loan set up and other fees                          323,972         346,430                633,572           744,623
   Gain (loss) on sale of mortgage loans                         (429)          92,900                 38,892           196,444
   Insurance and investment fee income                          50,018          50,054                101,702           101,176
   Deposit service charges and fees                             31,763          26,393                 55,004            49,979
   Other                                                        22,457          61,900                119,908           139,660
                                                            ----------      ----------             ----------        ----------
      Total other income                                     1,036,264       1,022,231              2,086,989         2,045,462
                                                            ----------      ----------             ----------        ----------
                                   -Continued-



                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  For the Periods Ended June 30, 2006 and 2005
                                   (Unaudited)


                                                              For the Three-Month                      For the Six-Month
                                                                 Period Ended                             Period Ended
                                                               2006            2005                   2006              2005
                                                            ----------      ----------             ----------        ----------
Other expenses:
  Salaries and benefits                                     $  845,038  $      738,443             $1,670,443        $1,480,330
  Occupancy, net                                               129,942         105,303                261,857           231,332
  Data processing and equipment expense                        145,472         141,193                297,073           279,625
  Legal and audit expense                                       70,719          51,122                120,408            88,809
  Consulting fees                                               41,873          37,439                 96,306            71,330
  Mortgage banking expense                                      44,816          68,217                106,464           120,540
  Servicing rights amortization                                (35,341)        227,045               (34,028)           226,190
  Advertising                                                   59,626          35,440                106,397            69,826
  Memberships and training                                      37,609          35,937                 62,066            62,453
  Travel and entertainment                                      44,681          34,013                 90,715            66,015
  Supplies and postage                                          71,731          62,194                139,723           111,186
  Insurance                                                     38,885          35,985                 78,696            70,643
 Other operating expenses                                      411,112          81,765                564,202           201,850
                                                            ----------      ----------             ----------        ----------
     Total other expenses                                    1,906,163       1,654,096              3,560,322         3,080,129
                                                            ----------      ----------             ----------        ----------
 Income (loss) before income taxes                           (228,953)        (59,762)               (214,266)          104,103
                                                            ----------      ----------             ----------        ----------
Income tax expense (benefit)                                         -              -                       -                 -
                                                            ----------      ----------             ----------        ----------
    Net income (loss)                                       $ (228,953)$      (59,762)             $(214,266)        $  104,103
    Preferred stock dividends                                    7,913          3,400                 14,394             3,400
    Net income (loss) available to
      common shareholders                                   $ (236,866)     $ (63,162)             $(228,660)        $  100,703

Basic earnings/(loss) per common share                      $    (0.06)     $   (0.02)             $   (0.05)        $     0.02
                                                            ==========      ==========             ==========        ==========
Diluted earnings/(loss) per common share                    $    (0.06)     $   (0.02)             $   (0.05)        $     0.02
                                                            ==========      ==========             ==========        ==========
Weighted average shares outstanding - Basic                  4,245,065       4,148,878              4,196,740         4,143,891
                                                            ==========      ==========             ==========        ==========
Weighted average shares outstanding - Diluted                4,245,065       4,148,878              4,196,740         4,183,536
                                                            ==========      ==========             ==========        ==========
See accompanying notes to consolidated financial statements (unaudited).

                                       6


                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
             Consolidated Statements of Comprehensive Income (Loss)
                  For the Periods Ended June 30, 2006 and 2005
                                   (Unaudited)


                                                                For the Three-Month                    For the Six-Month
                                                                   Period Ended                          Period Ended
                                                              2006            2005                   2006             2005
                                                            ----------      ----------             ----------       ----------
Net income (loss)                                           $(228,953)      $ (59,762)             $(214,266)        $ 104,103
Other comprehensive income (loss):
    Unrealized gains (losses) on securities
      available for sale                                       (6,098)          15,396                (6,575)           22,264
    Less:  reclassification adjustment
      for accumulated gains
      included in net income (loss)                                  -              -                      -                 -
                                                            ----------      ----------             ----------        ----------
    Other comprehensive income (loss), before
      tax effect                                               (6,098)          15,396                (6,575)           22,264
    Income tax expense (benefit)                                    -              -                      -                  -
    Other comprehensive income (loss), net
      of tax                                                   (6,098)          15,396                (6,575)           22,264
                                                            ----------      ----------             ----------        ----------
Comprehensive income (loss)                                 $(235,051)      $ (44,366)             $(220,841)        $ 126,367
                                                            ==========      ==========             ==========        ==========

See accompanying notes to consolidated financial statements (unaudited).



                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
             For the six-month periods ended June 30, 2006 and 2005
                                   (Unaudited)
                                                                                     2006                2005
                                                                                 -------------      -------------
Operating activities:
Net income (loss)                                                                $   (214,266)      $     104,103
Adjustments to reconcile net income (loss) to net cash from operating activities:
    Depreciation                                                                       197,075            167,035
    Amortization                                                                      (34,028)            226,190
    Provision for loan losses                                                           48,984             17,209
    Net gain on mortgage loan sales                                                   (38,892)          (196,444)
    Net accretion on investment securities                                               4,028              2,794
    Gain on the sale of fixed assets                                                         -           (57,074)
    Gain on the sale of other real estate owned                                              -            (9,294)
    Originations of mortgage loans                                                (16,172,367)       (24,855,110)
    Proceeds from mortgage loan sales                                               16,349,034         24,671,848
    Non-employee stock awards                                                          259,023                  -
    Change in:
      Real estate owned                                                                      -             11,316
      Other assets                                                                   1,745,365          (328,906)
      Other liabilities                                                                110,013            209,781
                                                                                 -------------      -------------
       Net cash provided by (used in) operating activities                           2,253,969           (36,552)
                                                                                 -------------      -------------
Investing activities:
      Proceeds from maturities and pay downs of securities
        available for sale                                                              94,721            148,770
      Loans granted, net of repayments                                             (1,889,004)        (1,117,039)
      Proceeds from sale of other real estate                                                -            713,610
      Premises and equipment expenditures                                            (208,982)        (1,767,096)
                                                                                 -------------      -------------
       Net cash used in investing activities                                       (2,003,265)        (2,021,755)
                                                                                 -------------      -------------

                                     -Continued-



                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
             For the six-month periods ended June 30, 2006 and 2005
                                   (Unaudited)
                                                                                      2006                2005
                                                                                 -------------      -------------
Financing activities:
      Net increase in deposits                                                       2,983,978          2,635,444
      Net decrease in short-term borrowings                                                  -          (583,155)
      Principal payments on long-term borrowings                                             -           (34,000)
      Issuance of preferred stock                                                       84,387            227,500
      Issuance of common stock                                                               -             35,000
      Dividends on preferred stock                                                    (14,394)            (3,400)
                                                                                 -------------      -------------
       Net cash provided by financing activities                                     3,053,971          2,277,389
                                                                                 -------------      -------------
                                                                                     3,304,675            219,082
      Net change in cash and cash equivalents Cash and cash equivalents:
     Beginning of period                                                             7,746,666          1,731,569
                                                                                 -------------      -------------
     End of period                                                               $  11,051,341      $   1,950,651
                                                                                 =============      =============

    Supplemental disclosure of cash flow information:
      Cash paid for interest                                                     $     653,008      $     418,436
    Supplemental disclosure of non-cash transactions:
      Mortgage loans converted to other real estate owned                        $     306,144      $     292,026

See accompanying notes to consolidated financial statements (unaudited).


                            UNIVERSITY BANCORP, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) General
See Note 1 of the Financial Statements incorporated by reference in the Company's 2005 Annual Report on Form 10-K for a summary of the Company's significant accounting policies.

     The unaudited financial statements included herein were prepared from the books of the Company in accordance with generally accepted accounting principles and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company's 2005 Annual Report on Form 10-K. The current interim periods reported herein are included in the calendar year subject to independent audit at the end of the year.

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

                                                      For the Three-Month          For the Six-Month
                                                     Period Ended June 30,         Period Ended June 30,
                                                     2006           2005          2006           2005
                                                  ----------     ----------     ---------     ---------
Net income (loss)                                 $(228,953)     $(59,762)      $(214,266)    $ 104,103
Less:  Preferred stock dividends payable               7,913         3,400         14,394         3,400
                                                  ----------     ---------      ---------     ---------
Net income applicable to common stock             $(236,866)     ($63,162)      $(228,660)     $ 100,703
                                                  ==========     =========      =========     =========

Average Number of common shares outstanding       4,245,065      4,148,878      4,196,740     4,143,891
Effect of dilutive options                                -              -              -        39,645
                                                  ----------     ---------      ---------     ---------
Average Number of common shares outstanding
 used to calculate diluted earnings per
 common share                                      4,245,065     4,148,878      4,196,740     4,183,536
                                                  ==========     =========      =========     =========


     Options to purchase shares of common stock were outstanding at June 30, 2006 and 2005, but were not included in the computation of diluted earnings per share for the six-month period ended June 30, 2006 or the three-month periods ended June 30, 2006 and 2005, as these shares would be anti-dilutive.

(2) Investment Securities

     The Bank's available-for-sale securities portfolio at June 30, 2006 had a net unrealized loss of $41,296 as compared with a net unrealized loss of approximately $34,721 at December 31, 2005.

Securities available for sale at June 30, 2006:

                                        Amortized          Unrealized             Fair
                                         Cost         Gains        Losses        Value
                                        ---------    --------    ---------     --------
     U.S. agency mortgage-backed
             securities                 $769,734        -        $(41,296)     $728,438
                                        ========     ========    =========     ========


Securities available for sale at December 31, 2005

                                        Amortized          Unrealized             Fair
                                         Cost         Gains        Losses        Value
                                        ---------    --------    ---------     --------
U.S. agency mortgage-backed
             securities                 $868,483     $   -        $(34,721)     $833,762
                                        ========     ========     =========     ========

(3) Stock options

     The Company has adopted SFAS No. 123(R), "Share-Based Payment", which is a revision of SFAS No. 123, "Accounting for Stock Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", which was issued in December 2004. The revisions require that the compensation cost relating to share-based payment transactions to be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. For the six-month period ended June 30, 2006, the Company recorded $17,823 of compensation expense related to stock options.

     Prior to the 2006 year, the Company adopted the disclosure-only provisions of SFAS No. 123. Accordingly, if the Company had elected to recognize compensation cost based on the fair value of the options at grant date, the Company's earnings and earnings per share from continuing operations, assuming dilution, for the three-month period ended June 30, 2005 would have been the pro forma amounts indicated below:

                                          Six months ended
                                          June 30, 2005

Net earnings:
As reported:                                        $100,703
Compensation expense                                   2,989
                                          -------------------
     Pro forma                                       $97,714
                                          ===================
Net earnings per share:
As reported:
     Basic                                             $0.02


     Diluted                                           $0.02
Pro forma:
     Basic                                             $0.02
     Diluted                                           $0.02

(4) Issuance of stock and stock options

     In April, 2006, the Company agreed to modify a relationship with a company that assisted in the development of the Islamic Banking subsidiary and products. Under the original agreement, University Islamic Financial Corporation was to pay a share of revenue earned from all future mortgage alternative products sold in the secondary market. University Islamic Financial Corporation agreed to pay this company $100,000 in cash and the Company paid 100,500 shares of University Bancorp, Inc common stock and fully invested stock options totaling 48,563 with a strike price starting at $2.50 and increasing to $3.50 through June 30, 2015 to eliminate this provision in the agreement, as well as to acquire the firm providing trustee services for some of the Islamic financings. By modifying the agreement, management believes University Islamic Financial will materially reduce future expenses related to the agreement. The value of the shares and options expensed in the second quarter totaled $259,023.

(5) Income Taxes

     Income tax expense (benefit) was $0 in 2006 and 2005. The effective tax rate was 0% for both six-month periods ended June 30, 2006 and 2005 due to existence of loss carry forwards resulting from prior years' net operating losses. At June 30, 2006, the Company had a $100,000 deferred tax asset. This asset represents a loss carry forward that is expected to be realized. At June 30, 2005 the Company did not have a tax deferred asset or liability.

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

SUMMARY

Second quarter 2006 compared to second quarter 2005

     Net loss for the Company for the second quarter of 2006 was $228,953 versus net loss of $59,762 for the same period last year.

     Earnings during the second quarter of 2006 were restrained by start-up expenses at University Islamic Financial Corporation and a settlement agreement with a company that assisted in the development of the Islamic subsidiary and products. Community and Islamic Banking reported a loss of $130,000 during the second quarter of 2006 as opposed to a net income of $43,000 during the same period in 2005. Within the Corporate Office a large settlement expense increased the second quarter loss in 2006 to $283,000 from a net loss of $29,000 in 2005. In April, 2006, the Company agreed to modify a relationship with a company that assisted in the development of the Islamic Banking subsidiary and products. Under the original agreement, University Islamic Financial Corporation was to pay a share of revenue earned from all future mortgage alternative products sold in the secondary market. University Islamic Financial Corporation agreed to pay this company $100,000 in cash and the Company paid 100,500 shares of University Bancorp, Inc common stock and stock options totaling 48,563 with a strike price starting at $2.50 and increasing to $3.50 through June 30, 2015 to eliminate this provision in the agreement, as well as to acquire the firm providing trustee services for some of the Islamic financings. By modifying the agreement, the Company will materially reduce future expenses related to the agreement.

Six-months ended June 30, 2006 compared to six-months ended June 30, 2005

     The Company's net loss for the first half of 2006 was $214,266, versus a net income of $104,103 for the same period last year. Community Banking reported a net loss of $166,000 during the current year's first half as opposed to net income of $43,000 in the prior year. As noted above, start up expenses of the Islamic banking company and a settlement agreement with a company that assisted in the development of the Islamic subsidiary and products negatively impacted the first half of 2006 as compared with the same period last year. The expenses in these areas more than offset the increase in net income at Midwest Loan Services. Net income in the six-months ended June 30, 2006 was $249,000 as compared to $76,000 in 2005. Midwest has greatly increased its volume of mortgages that it services. Additionally, Midwest benefited from a reduction of the servicing rights impairment reserve in 2006 due to higher mortgage rates during the current year. The impairment reserve was reduced by $149,000 in 2006 as compared to increase due to an impairment charge of $91,000 in 2005.

     The following table summarizes the pre-tax income (loss) of each profit center of the Company for the three and six-months ended June 30, 2006 and 2005 (in thousands):

Pre-tax income (loss) summary for the three and six-months ended June 30, 2006

                                          Three-Months   Six-Months
                                          ------------   ----------
         Community Banking                 $ (130)         $ (166)
         Midwest Loan Services                184              249
         Corporate Office                    (283)           (297)
                                           -------         -------
         Total                             $ (229)         $ (214)
                                           =======         =======

Pre-tax income (loss) summary for the three and six-months ended June 30, 2005

                                          Three-Months   Six-Months
                                          ------------   ----------
         Community Banking                 $   43          $    43
         Midwest Loan Services                (74)              76
         Corporate Office                     (29)            (15)
                                           -------         -------
         Total                             $  (60)         $   104
                                           =======         =======

RESULTS OF OPERATIONS

Net interest and financing income

         Net interest and financing income increased 16.69% to $669,930 for the three-months ended June 30, 2006 from $574,103 for the three-months ended June 30, 2005. Net interest and profit income rose primarily because of an increase in earning assets. The net spread increased to 5.09% for the three-months ended June 30, 2006 from 4.86% for the three-months ended June 30, 2005.

     Net interest and financing income increased to $1,308,051 for the six-months ended June 30, 2006 from $1,155,979 for the six-months ended June 30, 2005. Net interest and financing income increased from a year ago as a result of a higher net interest margin and a net increase in earning assets. The yield on interest earning assets increased to 7.10% for the six-months ended June 30, 2006 from 6.92% for the six-months ended June 30, 2005. The cost of interest bearing liabilities increased to 2.38% for the six-months ended June 30, 2006 from 2.04% for the six-months ended June 30, 2005. Comparing the same two six-month periods, net interest income as a percentage of total average earning assets decreased to 4.86% from 4.95%.

Interest and profit income

     Interest and profit income increased 22.7% to $998,288 for the quarter ended June 30, 2006 from $813,451 for the quarter ended June 30, 2005. An increase in the average balance of earning assets of $5,418,752 was a major factor in the increase in interest income. The average volume of interest and profit earning assets increased to $52,813,658 for the quarter ended June 30, 2006 from $47,394,906 for the same 2005 period. The growth in earning assets is primarily in the real estate loan category. The overall yield on total interest and profit bearing assets increased to 7.58% for the quarter ended June 30, 2006 as compared to 6.88% for the same 2005 period. The increase occurred due to increases in the prime and general federal lending rate throughout the period after June 30, 2005.

     Interest and profit income increased to $1,911,600 for the six-months ended June 30, 2006 from $1,615,094 for the six-months ended June 30, 2005. This increase resulted from an increase in the yield on and volume of average earning assets. The overall yield on earning assets rose to 7.10% for the six-months ended June 30, 2006 from 6.92% for the six-months ended June 30, 2005. The increase occurred due to increases in the prime and general federal lending rate throughout the period after June 30, 2005. The average volume of interest earning assets increased to $54,257,823 for the six-months ended June 30, 2006 from $47,098,149 for the same 2005 period.

Interest and Profit Sharing Expense

     Interest and profit sharing expense increased 37.2% to $328,358 for the three-months ended June 30, 2006 from $239,348 for the same 2005 period. The increase was due to an increase in rates paid on interest bearing liabilities and an increase in volume. The cost of funds increased to 2.54% for the three-months ended June 30, 2006 from 2.12% for the same 2005 period.

     Interest and profit sharing expense increased to $603,549 for the six-months ended June 30, 2006 from $459,115 for the same 2005 period. The rise in interest expense was due to an increase in the yield on and volume of average interest bearing liabilities. The yield increased to 2.38% for the six-months ended June 30, 2006 from 2.04% for the same 2005 period. In 2006, the rates on deposits were higher than in the six-month period in 2005. The average volume of interest bearing liabilities increased to $51,099,937 for the six-months ended June 30, 2006 from $45,351,064 for the same 2005 period.

MONTHLY AVERAGE BALANCE SHEET AND INTEREST MARGIN ANALYSIS

     The following table summarizes monthly average balances, revenues from earning assets, expenses of interest bearing liabilities, their associated yield or cost, and the net return on earning assets for the three-months and six-months ended June 30, 2006 and 2005.


                                                     Three-Months Ended                        Three-Months Ended
                                        -----------------------------------------------------------------------------------------
                                                       June 30, 2006                               June 30, 2005
                                        -----------------------------------------------------------------------------------------
                                             Average         Interest      Average       Average         Interest      Average
                                             Balance         Inc / Exp    Yield (1)      Balance        Inc / Exp     Yield (1)
Interest and Profit Earning Assets:
   Commercial Loans                            $17,808,092       $392,397      8.84%      $17,093,411        $358,984      8.42%
   Real Estate Loans                            28,285,141        481,547      6.83%       25,305,250         393,913      6.24%
   Installment/Consumer
     Loans                                       1,611,597         32,756      8.15%        1,621,534          35,555      8.79%
                                               -----------       --------                 -----------        --------
      Total Loans                               47,704,830        906,700      7.62%       44,020,195         788,452      7.18%
  Investment Securities                          1,776,783         18,104      4.09%        1,953,303          16,932      3.48%
  Fed. Funds & Bank Deposits                     3,332,045         73,484      8.84%        1,421,408           8,067      2.28%
                                               -----------       --------                 -----------        --------
Total Interest Bearing and
  Profit Earning Assets                         52,813,658        998,288      7.58%       47,394,906         813,451      6.88%
                                               -----------       --------                 -----------        --------

 Interest Bearing and Profit Sharing Liabilities:
   Deposit Accounts:
     Demand                                     18,361,040         38,497      0.84%        9,250,713          23,063      1.00%
     Savings                                       347,590            861      0.99%          486,012           1,153      0.95%
     Time                                       14,827,575        166,362      4.50%       14,524,035         113,807      3.14%
     Money Market                               18,294,327        120,859      2.65%       20,456,489          95,898      1.88%
   Short-term Borrowings                           116,884          1,779      6.10%          669,011           5,427      3.25%
                                               -----------       --------                 -----------        --------
Total Interest Bearing
    and Profit Sharing Liabilities              51,947,416        328,358      2.54%       45,386,260         239,348      2.12%
                                               -----------       --------                 -----------        --------

Net Earning Assets, net interest and
  profit income, and net spread                $   866,242       $669,930      5.05%      $  2,008,646       $574,103      4.77%
                                               ===========       =========                ============       ========
Net Interest Margin                                                            5.09%                                       4.86%
  (1) Yield is annualized.







                                                        Six-Months Ended                     Six-Months Ended
                                          ------------------------------------------------------------------------------------------
                                                           June 30, 2006                   June 30, 2005
                                          ------------------------------------------------------------------------------------------
                                                Average         Interest     Average         Average          Interest     Average
                                                Balance        Inc / Exp    Yield (1)        Balance         Inc / Exp    Yield (1)
 Interest and Profit Earning Assets:
      Loans:
         Commercial                              $17,460,476     $  765,390    8.84%         $17,141,924     $  720,627      8.48%
         Real Estate                              28,119,817        929,649    6.67%          25,295,195        780,689      6.22%
         Installment/Consumer                      1,667,940         62,046    7.50%           1,616,001         72,530      9.05%
                                                 -----------     ----------                  -----------     ----------
 Total Loans                                      47,248,233      1,757,085    7.50%          44,053,120      1,573,846      7.20%
      Investment Securities                        1,724,735         30,994    3.62%           1,972,960         28,601      2.92%
      Federal Funds & Bank
         Deposits                                  5,284,855        123,521    4.71%           1,072,069         12,647      2.38%
                                                 -----------     ----------                  -----------     ----------
     Total Interest and
       Profit Earning Assets                      54,257,823      1,911,600    7.10%          47,098,149      1,615,094      6.92%
                                                 -----------     ----------                  -----------     ----------
 Interest Bearing and Profit Sharing Liabilities:
      Deposit Accounts:
         Demand                                   17,384,501         47,704    0.55%           9,148,294         45,365      1.00%
         Savings                                     379,321          1,871    0.99%             490,265          2,397      0.99%
         Time                                     15,858,571        334,401    4.25%          14,195,470        212,673      3.02%
         Money Market                             17,402,479        217,492    2.52%          20,437,492        190,154      1.88%
      Short-term borrowings                           75,065          2,081    5.59%           1,066,791          8,194      1.55%
      Long-term borrowings                                 -              -    0.00%              12,752            332      5.25%
                                                 -----------     ----------                  -----------     ----------
   Total Interest Bearing
       and Profit Sharing Liabilities             51,099,937        603,549    2.38%          45,351,064        459,115      2.04%
                                                 -----------     ----------                  -----------     ----------

    Net Earning Assets, net interest and
      profit income, and net spread              $ 3,157,886     $1,308,051    4.72%         $ 1,747,085     $1,155,979      4.87%
                                                 ===========     ==========                  ===========     ==========

 Net Interest Margin                                                           4.86%                                         4.95%

   (1) Yield is annualized.



Allowance for Loan Losses

     The provision for loan losses was $48,984 for the six-months ended June 30, 2006 and $17,209 for the same period ended in 2005. Net recoveries totaled $3,814 for the six-months ended June 30, 2006 as compared to net charges-offs of $(12,099) for the same period in 2005. Illustrated below is the activity within the allowance for the six-months ended June 30, 2006 and 2005:

                                        2006              2005
                                        ----              ----
Balance, January 1                   $ 349,416         $ 353,124
Provision for loan losses               48,984            17,209
Loan charge-offs                       (2,112)          (20,399)
Recoveries                               5,926             8,300
                                     ---------         ----------
Balance, June 30                     $ 402,214         $ 358,234
                                     =========         ==========

                              At June 30, 2006     At December 31, 2005
                             ----------------      --------------------
Total loans (1)                   $47,239,000          $45,652,326
Reserve for loan losses           $   402,214          $   349,413
Reserve/Loans % (1)                     0.85%                0.76%


(1) Total loans do not include loans held for sale.

     The Bank's overall loan portfolio is geographically concentrated in Ann Arbor, Michigan and the future performance of these loans is dependent upon the performance of a relatively limited geographical area.

The following schedule summarizes the Company's non-performing assets:

                                     At June 30, 2006     At December 31, 2005
                                     ----------------     --------------------
Past due 90 days and over
and still accruing (1)                  $  -                $      -
----------------------
                                       ---------            --------
Nonaccrual loans (1):
  Real estate/construction loans        133,268              317,013
  Installment                                 -                    -
  Commercial                                  -               32,668
                                       --------             --------
    Subtotal                            133,268              349,681
                                       --------             --------
Other real estate owned                 583,131              276,987
-----------------------
                                       --------             --------
Total nonperforming assets             $716,399             $626,668
                                       ========             ========

                                     At June 30, 2006     At December 31, 2005
                                     ----------------     --------------------


Ratio of non-performing loans to
total loans  (1)                             0.28%                0.77%
                                          ========             ========

Ratio of loans past due over 90 days and
non-accrual loans to loan loss reserve      33%                 100%
                                         =========             ========

(1) Excludes loans held for sale which are valued at fair market value.

     Management believes that the allowance for loan losses is adequate to absorb losses inherent in the loan portfolio, although the ultimate adequacy of the allowance for loan losses is dependent upon future economic factors beyond our control. A downturn in the general nationwide or regional economy will tend to aggravate, for example, the problems of local loan customers currently facing some difficulties. A general nationwide business expansion could result in fewer loan customers being unable to repay their loans. The percentage of non-performing loans to the loan loss reserve has decreased from year-end and previous periods due to a significant decrease in non-performing assets. Management has directed significant attention to resolving and liquidating non-performing assets.


 Non-Interest Income

     Total non-interest income increased slightly to $1,036,264 for the three-months ended June 30, 2006 from $1,022,231 for the three-months ended June 30, 2005.

     Total non-interest income increased to $2,086,989 for the six-months ended June 30, 2006 from $2,045,462 for the six-months ended June 30, 2005. As compared with the six-month period in 2005, the Company increased its sub-servicing operations. Income generated in this area is offsetting a decline in the initial loan set up and other fees due to a decrease in loan originations. At June 30, 2006, Midwest was sub-servicing 30,581 mortgages, an increase of 16.9% from 26,144 mortgages sub-serviced at December 31, 2005.

Non-Interest Expense

     Non-interest expense increased to $1,906,163 for the three-months ended June 30, 2006 from $1,654,096 for the three-months ended June 30, 2005 primarily due to a settlement agreement. In April, 2006, the Company agreed to modify a relationship with a company that assisted in the development of the Islamic Banking subsidiary and products. The cost of this agreement in the second quarter of 2006 totaled $259,023. This amount is included in other expense.

     Non-interest expense increased to $3,560,322 in the six-months ended June 30, 2006 from $3,080,129 for the six-months ended June 30, 2005. In general the increase was due to start up expense of the Islamic banking subsidiary and a settlement agreement discussed in the preceding paragraph.

     At June 30, 2006 the Bank and Midwest owned the rights to service mortgages for other institutions, most of which were owned by Midwest. The balance of mortgages serviced for these institutions was approximately $146 million. The carrying value of these servicing rights was $1,661,047 at June

30, 2006. The servicing rights are recorded at the lower of cost or market. The impairment reserves at June 30, 2006 and 2005 are $240,000 and $607,000, respectively. Market interest rate conditions can quickly affect the value of mortgage servicing rights in a positive or negative fashion, as long-term interest rates rise and fall. The amortization of these rights is based upon the level of principal pay downs received and expected prepayments of the mortgage loans. Mortgage rates in 2006 increased as compared with December 31, 2005. As a result, the value of the mortgage servicing rights portfolio increased to a point where previous charges for impairment were reduced by approximately $149,000. In the six-months ended June 30, 2005, management recorded a $91,000 impairment charge due to a decrease in the mortgage rates during 2005.

                                            2006                 2005
                                            ----                 ----
Balance, January 1                        $1,471,808     $ 1,097,786
Additions - originated                       155,212         241,381
Amortization expense                       (114,973)        (135,092)
Adjustment for asset impairment change       149,000         (91,000)
                                          ----------     -----------
Balance, June 30                          $1,661,047     $1,113,075
                                          ==========     ===========

Income Taxes

     Income tax expense (benefit) was $0 in 2006 and 2005. The effective tax rate was 0% for both six-month periods ended June 30, 2006 and 2005 due to existence of loss carry forwards resulting from prior years' net operating losses. At June 30, 2006, the Company had a $100,000 deferred tax asset. This asset represents a loss carry forward that is expected to be realized. At June 30, 2005 the Company did not have a tax deferred asset or liability.

Capital Resources

     The table below sets forth the Bank's risk based assets, capital ratios and risk-based capital ratios of the Bank. At June 30, 2006 and December 31, 2005, the Bank was considered "well-capitalized" and exceeded the regulatory guidelines.


                                                                 To Be Adequately Capitalized              To Be Well
                                                                   Under Prompt Corrective          Capitalized Under Prompt
                                                  Actual             Action Provisions            Corrective Action Provisions
                                             -------------------     ----------------------         ----------------------
                                              Amount       Ratio      Amount          Ratio          Amount        Ratio
                                             ----------    -----      ------------    -----         -----------    ------
As of June 30, 2006:
Total capital (to risk weighted assets)      $7,500,000    17.2%       $3,425,000     8.0 %         $4,281,000     10.0 %
Tier I capital (to risk weighted
assets)                                       6,946,000    15.9%        1,743,000     4.0 %          2,614,000      6.0 %
Tier I capital (to average assets)            6,946,000    11.6%        2,395,000     4.0 %          2,994,000      5.0 %

As of December 31, 2005:
Total capital (to risk weighted assets)      $7,947,000    18.4%       $3,448,000     8.0 %         $4,310,000     10.0 %
Tier I capital (to risk weighted
assets)                                       7,598,000    17.6%        1,724,000     4.0 %          2,586,000      6.0 %
Tier I capital (to average assets)            7,598,000    14.0%        2,171,000     4.0 %          2,714,000      5.0 %


Liquidity

     Bank Liquidity. The Bank's primary sources of liquidity are customer deposits, scheduled amortization and prepayments of loan principal, cash flow from operations, maturities of various investments, borrowings from correspondent lenders secured by securities, residential mortgage loans and/or commercial loans. In addition, the Bank invests in overnight federal funds. At June 30, 2006, the Bank had cash and cash equivalents of $10.92 million. The Bank has a line of credit for $3.2 million from the Federal Home Loan Bank of Indianapolis secured by investment securities and residential mortgage loans and a line of credit for $6.4 million from the Federal Reserve Bank of Chicago secured by commercial loans. In order to bolster liquidity from time to time, the Bank also sells brokered time deposits. At June 30, 2006, the Bank had zero brokered deposits outstanding.

     Bancorp Liquidity. In an effort to maintain the Bank's Tier 1 capital to assets ratio above current levels and to increase capital through retained earnings, management does not expect that the Bank will pay dividends to the Company during 2006.

     At June 30, 2006, Bancorp had $34,487 in cash and investments on hand to meet its working capital needs.

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

            None

Item 3. Defaults upon Senior Securities

            None

Item 4. Submission of Matters to a Vote of Security Holders

(a) The annual meeting of the registrant's shareholders was held on June 19, 2006.

(b) The following seven director nominees were elected at the meeting:

         Nominee Elected                Votes For         Votes Withheld
         ---------------                ---------         --------------
         Gary Baker                     3,888,993            4,029
         Robert Goldthorpe              3,888,993            4,029
         Charles McDowell               3,889,462            3,560
         Joseph Lange Ranzini           3,885,503            7,069
         Paul Lange Ranzini             3,885,503            7,069
         Stephen Lange Ranzini          3,885,972            7,050
         Michael Talley                 3,889,653            3,369

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



                                          UNIVERSITY BANCORP, INC.

Date:    August 14, 2006                  /s/ Stephen Lange Ranzini
                                          -------------------------
                                          Stephen Lange Ranzini
                                          President and Chief Executive Officer


                                          /s/ Nicholas K. Fortson
                                          -----------------------
                                          Nicholas K. Fortson
                                          Chief Financial Officer

                                                             EXHIBIT INDEX


Exhibit           Description
--------         ------------
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


     Date: August 14, 2006               /s/Stephen Lange Ranzini
                                          ----------------------------------
                                         Stephen Lange Ranzini
                                         President and Chief Executive Officer

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



     Date: August 14, 2006               /s/Nicholas K. Fortson
                                         -----------------------
                                         Nicholas K. Fortson
                                         Chief Financial Officer

                                                             Exhibit 32.1





                             CERTIFICATION PURSUANT
                           TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Stephen Lange Ranzini, the President and Chief Executive Officer of University Bancorp, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of University Bancorp, Inc. on Form 10-QSB for the quarter ended June 30, 2006 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of University Bancorp, Inc.



                                  University Bancorp, Inc

Date:    August 14, 2006          By:   /s/ Stephen Lange Ranzini
                                        --------------------------
                                        Stephen Lange Ranzini
                                        President and Chief Executive Officer

                                                             Exhibit 32.2


                             CERTIFICATION PURSUANT
                           TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Nicholas K. Fortson, Chief Financial Officer of University Bancorp, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of University Bancorp, Inc. on Form 10-QSB for the quarter ended June 30, 2006 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of University Bancorp, Inc.



                                  University Bancorp, Inc

 Date:    August 14, 2006         By:      /s/ Nicholas K. Fortson
                                           ------------------------
                                           Nicholas K. Fortson
                                           Chief Financial Officer