Form 10QSB
period 2006-09-30
UNIVERSITY BANCORP INC /DE/
filed 2006-11-14
CIK 811211

29


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                             ----------------------

                                   FORM 10-QSB

(Mark One)

                  [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2006

                                       OR

                  [] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the transition period from _______________ to _______________

                         Commission File Number 0-16023

                            UNIVERSITY BANCORP, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                    38-2929531
         --------                                    ----------
(State of incorporation)   (IRS Employer Identification Number)

2015 Washtenaw, Ann Arbor, Michigan           48104
-----------------------------------           -----
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

   Common Stock, $0.01 par value outstanding at November 14, 2006: 4,248,378 shares

                               Page 1 of 30 pages

                                   FORM 10-QSB

                                TABLE OF CONTENTS


PART I - Financial Information


Item 1. Unaudited Consolidated Financial Statements                   PAGE
                                                                      ----
         Consolidated Balance Sheets                                     3
         Consolidated Statements of Operations                           5
         Consolidated Statements of Comprehensive Income                 7
         Consolidated Statements of Cash Flows                           8
         Notes to Unaudited Consolidated Financial Statements           10

Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  12

         Summary                                                        12
         Results of Operations                                          13
         Capital Resources                                              20
         Liquidity                                                      21


Item 3. Controls and Procedures                                         20

PART II - Other Information

         Item 1. Legal Proceedings                                      23
      Item 2. Unregistered Sales of Equity                              23
                 Securities and Use of Proceeds                         23
         Item 3. Defaults upon Senior Securities                        23
         Item 4. Submission of Matters to a Vote of Security Holders    24
         Item 5. Other Information                                      24
         Item 6. Exhibits                                               24

Signatures                                                              25

Exhibit Index                                                           26



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



Part I. - Financial Information
Item 1.- Unaudited Consolidated Financial Statements

                                             UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                                             Consolidated Balance Sheets
                    September 30, 2006 and December 31, 2005

                                                                            (Unaudited)
                                                                           September 30,            December 31,
ASSETS                                                                          2006                    2005
                                                                        ---------------------    -------------------

Cash and due from banks                                                $           8,690,556    $         7,746,666
Securities available for sale, at market                                             709,553                833,762
Federal Home Loan Bank Stock                                                         791,200                941,200
Loans and financings held for sale, at the                                         2,101,919              1,446,575
  lower of cost or market
Loans and financings                                                              48,061,066             45,652,326
Allowance for loan and financing losses                                            (457,511)              (349,416)
                                                                        ---------------------    -------------------

     Loans, net                                                                   47,603,555             45,302,910

Premises and equipment, net                                                        2,738,557              2,802,816
Mortgage servicing rights, net                                                     1,525,282              1,471,808
Real estate owned, net                                                               496,290                276,987
Accounts receivable                                                                   63,987              2,585,524
Accrued interest and profit receivable                                               241,370                205,069
Prepaid expenses                                                                     278,561                285,015
Goodwill                                                                             103,914                103,914
Other assets                                                                         497,607                537,666
                                                                        ---------------------    -------------------
      TOTAL ASSETS                                                     $          65,842,351    $        64,539,912
                                                                        =====================    ===================

                                                                  -Continued-



                                                UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                                                 Consolidated Balance Sheets (continued)
                                                 September 30, 2006 and December 31, 2005

                                                                           (Unaudited)
                                                                          September 30,          December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                           2006                  2005
                                                                       ---------------------  -------------------
Liabilities:
Deposits:
  Demand - non interest bearing                                       $           4,688,782  $         2,919,887
  Demand - interest bearing and profit sharing                                   40,042,329           34,485,047
  Savings                                                                           277,973              418,308
  Time                                                                           12,006,387           18,197,803
                                                                       ---------------------  -------------------
     Total Deposits                                                              57,015,471           56,021,045
Accounts payable                                                                    694,988              395,604
Accrued interest and profit sharing payable                                          72,961              110,619
Other liabilities                                                                   154,542              210,190
                                                                       ---------------------  -------------------
     Total Liabilities                                                           57,937,962           56,737,458
Minority Interest                                                                 2,603,975            2,501,873
Stockholders' equity:
  Preferred stock, $0.001 par value;
    $1,000  liquidation value;
  Authorized - 500,000 shares;
     Issued - 37,672 shares in 2006 and
     27,791 shares in 2005                                                               28                  38
   Common stock, $0.01 par value;
    Authorized - 5,000,000 shares;
    Issued - 4,363,562 shares in 2006 and
         4,263,062 shares in 2005                                                    43,636               42,630
  Additional paid-in-capital                                                      6,508,601            6,149,990
  Accumulated deficit                                                             (887,032)            (516,816)
  Treasury stock - 115,184 shares in 2006
    and 2005                                                                      (340,530)            (340,530)
  Accumulated other comprehensive loss,
    unrealized losses on securities
    available for sale, net                                                        (24,299)             (34,721)
                                                                       ---------------------  -------------------
     Total Stockholders' Equity                                                   5,300,414            5,300,581
                                                                       ---------------------  -------------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $          65,842,351  $        64,539,912
                                                                       =====================  ===================
See accompanying notes to consolidated financial statements (unaudited).




                                           UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                                              Consolidated Statements of Operations
                                        For the Periods Ended September 30, 2006 and 2005
                                                         (Unaudited)

                                                              For the Three-Month                   For the Nine-Month
                                                                Period Ended                           Period Ended
                                                            2006              2005                  2006                2005
                                                       ---------------  ----------------     -------------------   ---------------

 Interest and financing income:
   Interest and fees on loans and financing income    $       826,648  $        801,930     $         2,583,733   $     2,375,776
   Interest on securities:
    U.S. Government agencies                                    2,673             3,710                   7,267            12,455
    Other securities                                            6,688             9,904                  33,088            29,760
   Interest on federal funds and other                         86,474            13,810                 209,995            26,457
                                                       ---------------  ----------------     -------------------   ---------------

      Total interest income and financing income              922,483           829,354               2,834,083         2,444,448
 Interest and profit sharing expense:
   Interest and profit sharing on deposits:
    Demand deposits                                           164,436           121,446                 429,632           356,963
    Savings deposits                                              713             1,110                   2,584             3,508
    Time deposits                                             147,590           126,333                 482,125           339,007
 Short term borrowings                                              -            28,789                   1,947            36,983
 Long term borrowings                                               -                 -                       -               332
                                                       ---------------  ----------------     -------------------   ---------------

      Total interest and profit sharing expense               312,739           277,678                 916,288           736,793
                                                       ---------------                       -------------------   ---------------

      Net interest and financing income                       609,744           551,676               1,917,795         1,707,655
 Provision for loan losses                                     57,411                 -                 106,395            17,209
           Net interest and financing income after
        provision for loan losses                             552,333           551,676               1,811,400         1,690,446
                                                       ---------------  ----------------     -------------------   ---------------

Other income:
   Loan servicing and sub-servicing fees                      619,158           441,360               1,757,069         1,254,941
   Initial loan set up and other fees                         422,779           391,105               1,056,351         1,135,728
   Gain(loss) on sale of mortgage loans                       (1,474)            92,345                  37,418           288,790
   Insurance and investment fee income                         43,151            50,062                 144,853           151,238
   Deposit service charges and fees                            21,762            27,951                  76,766            77,930
 Other                                                         92,057            51,193                 211,965           190,852
                                                       ---------------  ----------------     -------------------   ---------------
      Total other income                                    1,197,433         1,054,016               3,284,422         3,099,479
                                                       ---------------  ----------------     -------------------   ---------------
                                   -Continued-




                                           UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                                             Consolidated Statements of Operations
                                       For the Periods Ended September 30, 2006 and 2005
                                                        (Unaudited)


                                                              For the Three-Month                   For the Nine-Month
                                                                Period Ended                           Period Ended
                                                             2006                2005                 2006              2005
                                                       ------------------  -----------------     ----------------  ----------------

Other expenses:
  Salaries and benefits                               $          851,672  $         736,177     $      2,522,115  $      2,216,507
  Occupancy, net                                                 128,688            140,816              390,545           372,148
  Data processing and equipment expense                          160,042            144,240              457,115           423,864
  Legal and audit expense                                         81,133             95,639              201,541           184,448
  Consulting fees                                                 44,259             53,281              140,565           124,612
  Mortgage banking expense                                        61,176             90,953              167,640           211,493
  Servicing rights amortization                                  193,610           (35,007)              159,582           191,183
  Advertising                                                     51,886             49,148              158,283           118,974
  Memberships and training                                        21,235             32,290               83,301            94,743
  Travel and entertainment                                        35,336             39,337              126,051           105,353
  Supplies and postage                                            75,796             51,020              215,519           162,206
  Insurance                                                       35,816             44,605              114,512           115,248
  Other operating expenses                                       142,088            155,233              706,290           357,083
                                                       ------------------  -----------------     ----------------  ----------------
     Total other expenses                                      1,882,737          1,597,732            5,443,059         4,677,862
                                                       ------------------  -----------------     ----------------  ----------------

Income (loss) before income taxes                              (132,971)              7,960            (347,237)           112,063
Income tax expense                                                     -                  -                    -                 -
                                                       ------------------  -----------------     ----------------  ----------------
   Net Income (loss)                                  $        (132,971)  $           7,960     $      (347,237)  $        112,063
    Preferred stock dividends                                      8,585              6,081              22,979              9,491
                                                       ------------------  -----------------     ----------------  ----------------

    Net income (loss) available to                    $        (141,556)  $           1,879     $      (370,216)  $        102,572
      common shareholders
                                                      $           (0.03)  $            0.00     $         (0.09)  $           0.02
Basic earnings/(loss) per common share
                                                       ==================  =================     ================  ================

Diluted earnings/(loss) per common share              $           (0.03)  $            0.00   $           (0.09)  $           0.02
                                                       ==================  =================     ================  ================
Weighted average shares outstanding - Basic                    4,248,378          4,148,878            4,214,142         4,145,572

                                                       ==================  =================     ================  ================

Weighted average shares outstanding - Diluted                  4,248,378          4,184,430            4,214,142         4,184,719

                                                       ==================  =================     ================  ================
                           See accompanying notes to consolidated financial
statements (unaudited).



                                           UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                                         Consolidated Statements of Comprehensive Income
                                        For the Periods Ended September 30, 2006 and 2005
                                                         (Unaudited)


                                                                           For the Three-Month             For the Nine-Month
                                                                              Period Ended                    Period Ended
                                                                           2006            2005           2006            2005
                                                                     ---------------------------------------------------------------

Net income(loss)                                                            $(132,971)        $7,960       $(347,237)       $112,063
                                                                     ---------------------------------------------------------------

Other comprehensive income(loss):
    Unrealized gains(losses) on securities
      available for sale                                                        16,997       (4,111)           10,422         18,153
    Less: reclassification adjustment
      for accumulated gains(losses)
      included in net gains(losses)                                                  -             -                -              -

                                                                     ---------------------------------------------------------------
    Other comprehensive income(loss), before
      tax effect                                                                16,997       (4,111)           10,422         18,153
    Income tax expense                                                               -             -                -              -
                                                                     ---------------------------------------------------------------

    Other comprehensive income(loss), net
      of tax                                                                    16,997       (4,111)           10,422         18,153
                                                                     ---------------------------------------------------------------

Comprehensive income(loss)                                                  $(115,974)        $3,849       $(336,815)       $130,216
                                                                     ===============================================================


   See accompanying notes to consolidated financial statements (unaudited).




                                           UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                                              Consolidated Statements of Cash Flows
                                    For the Nine-Month Periods Ended September 30, 2006 and 2005
                                                         (Unaudited)
                                                                                                2006                 2005
                                                                                        --------------------- -------------------
Operating activities:
Net income (loss)                                                                      $           (347,237)$            112,063
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation                                                                                     296,645             249,154
    Amortization                                                                                     159,582             191,183
    Provision for loan losses                                                                        106,395              17,209
    Net gain on mortgage loan sales                                                                  (37,418)           (288,790)
    Net accretion on investment securities                                                             5,998               5,425
    Gain on the sale of fixed assets                                                                       -             (57,074)
    Gain on the sale of other real estate owned                                                      (36,783)             (9,294)
    Originations of mortgage loans                                                               (28,254,910)        (43,360,244)
    Proceeds from mortgage loan sales                                                             27,636,984          44,068,834
    Non-employee stock awards                                                                        260,845                   -
    Change in:
      Real estate owned                                                                                    -              11,316
      Other assets                                                                                 2,318,693            (551,289)
      Other liabilities                                                                              308,180             639,367
                                                                                        --------------------- -------------------
       Net cash provided by operating activities                                                   2,416,974           1,027,860
                                                                                        --------------------- -------------------
Investing activities:
      Proceeds from maturities and pay downs of securities
        available for sale                                                                           128,633             227,031
      Redemption of FHLB Stock                                                                       150,000                   -
      Loans granted, net of repayments                                                           (2,713,184)         (2,504,434)
      Proceeds from sale of other real estate                                                        123,624             713,610
      Premises and equipment expenditures                                                          (232,386)         (1,806,643)
                                                                                        --------------------- -------------------

       Net cash used in investing activities                                                     (2,543,313)         (3,370,436)
                                                                                        --------------------- -------------------

                                     -Continued-





                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
          For the Nine-Month Periods Ended September 30, 2006 and 2005
                                   (Unaudited)
                                                                                                     2006              2005
                                                                                        ------------------- -------------------
Financing activities:
      Net increase in deposits                                                                     994,426           7,327,327
      Net decrease in short-term borrowings                                                              -         (2,416,000)
      Principal payments on long-term borrowings                                                         -            (34,000)
      Issuance of preferred stock                                                                   98,782             265,910
      Issuance of common stock                                                                           -              35,000
      Dividends on preferred stock                                                                (22,979)             (9,492)
                                                                                        ------------------- -------------------

       Net cash provided by financing activities                                                 1,070,229           5,168,745
                                                                                        ------------------- -------------------
                                                                                                   943,890           2,826,169
Net change in cash and cash equivalents Cash and cash equivalents:
     Beginning of period                                                                         7,746,666           1,731,569
                                                                                        ------------------- -------------------
     End of period                                                                     $         8,690,556$          4,557,738
                                                                                        =================== ===================

    Supplemental disclosure of cash flow information:
      Cash paid for interest                                                           $           953,946 $           721,475
    Supplemental disclosure of non-cash transactions:
      Mortgage loans converted to other real estate owned                              $           306,144$            392,026

See accompanying notes to consolidated financial statements (unaudited).

     UNIVERSITY BANCORP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1) General

         See Note 1 of the Financial Statements incorporated by reference in the Company's 2005 Annual Report on Form 10-K for a summary of the Company's significant accounting policies.

         The unaudited financial statements included herein were prepared from the books of the Company in accordance with generally accepted accounting principles and reflect all adjustments which are, in the opinion of management, of a normal recurring nature and necessary to provide a fair statement of the results of operations and financial position for the interim periods. Such financial statements generally conform to the presentation reflected in the Company's 2005 Annual Report on Form 10-K. The current interim periods reported herein are included in the fiscal year subject to independent audit at the end of the year.

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


                                                                        For the Three-Month                    For the Nine-Month
                                                                    Period Ended September 30,            Period Ended September 30,
                                                              ----------------------------------- ----------------------------------

                                                                       2006                2005              2006              2005
                                                               --------------------- ----------------- ----------------- -----------

Net Income (loss)                                                        $(132,971)            $7,960        $(347,237)   $112,063
Less:  Preferred stock dividends                                              8,585             6,081            22,979      9,491
                                                               --------------------- ----------------- ----------------- -----------
Net income(loss) applicable to common stock                              $(141,556)            $1,879        $(370,216)   $102,572
                                                               --------------------- ----------------- ----------------- -----------


Weighted average number of common shares outstanding                      4,248,378         4,148,878         4,214,142   4,145,572
Effect of dilutive options                                                        -            35,552                 -      39,147
                                                               --------------------- ----------------- ----------------- -----------

Average number of common shares outstanding used to                       4,248,378         4,184,430         4,214,142    4,184,719
calculate diluted earnings per common share

(2) Investment Securities

         The Bank's available-for-sale securities portfolio at September 30, 2006 had a net unrealized loss of approximately $24,299 as compared with a net unrealized loss of approximately $34,721 at December 31, 2005.

Securities available for sale at September 30, 2006:

                                Amortized      Unrealized                Fair
                                  Cost         Gains        Losses       Value

U.S. agency mortgage-backed
             securities          $733,852     $   -        $(24,299)  $709,553
                                  =======       =======    ========    =======

Securities available for sale at December 31, 2005:

                              Amortized   Unrealized                      Fair
                                Cost         Gains        Losses         Value
U.S. agency mortgage-backed
             securities        $868,483     $   -        $(34,721)     $833,762
                                =======       =====      ========       =======

(3) Stock options


The Company has adopted SFAS No. 123(R), "Share-Based Payment", which is a revision of SFAS No. 123, "Accounting for Stock Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and was issued in December 2004. The revisions require that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. For the nine-months ended September 30, 2006, the Company recorded $19,644 of compensation expense related to stock options.

        Prior to the 2006 year, the Company adopted the disclosure-only provisions of SFAS No. 123. Accordingly, if the Company had elected to recognize compensation cost based on the fair value of the options at grant date, the Company's earnings and earnings per share from continuing operations, assuming dilution, for the nine-month period ended September 30, 2005 would have been the pro forma amounts indicated below:


                                          Nine-months ended September
                                                    30, 2005

Net Income (Loss) applicable to Common
Stock:
As reported:                                             $102,572
Compensation expense                                        2,989
                                          ------------------------ -------------
                                          ------------------------ -------------
     Pro forma                                            $99,583
                                          ======================== =============
                                          ======================== =============
Net earnings per share:
As reported:
     Basic                                                  $0.02
     Diluted                                                $0.02
Pro forma:
     Basic                                                  $0.02
     Diluted                                                $0.02

(4) Issuance of Stock

In April, 2006, the Company agreed to modify a relationship with a company that assisted in the development of the Islamic Banking subsidiary and products. Under the original agreement, University Islamic Financial Corporation was to pay a share of revenue earned from all future mortgage alternative products sold in the secondary market. University Islamic Financial Corporation agreed to pay this company $100,000 in cash and the Company paid 100,500 shares of University Bancorp, Inc. common stock and fully vested stock options totaling 48,563 with a strike price starting at $2.50 and increasing to $3.50 through June 30, 2015 to eliminate this provision in the agreement, as well as to acquire the firm providing trustee services for some of the Islamic financings. By modifying the agreement, management believes University Islamic Financial will materially reduce future expenses related to the agreement. The value of the shares expensed in the second quarter totaled $241,822.

(5) Income Taxes

     Income tax expense was $0 for the nine-months ended September 30, 2006 and 2005. The effective tax rate was 0% for both nine-month periods ended September 30, 2006 and 2005 due to existence of loss carry forwards resulting from prior years' net operating losses. At September 30, 2006, the Company had a $120,000 deferred tax asset. This asset represents a loss carry forward that is expected to be realized. At December 31, 2005, the Company had a tax deferred asset of $100,000 based on expected realization of loss carry forwards.

(6) Recently Enacted Accounting Pronouncements
         Financial Accounting Standards Board's Final Interpretation No. 48,"Accounting for Uncertainty in Income Taxes" ("FIN 48"). This interpretation was issued on July 13, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." This interpretation provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Further, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption.

         Financial Accounting Standards Board Statement No. 156 - Accounting for Servicing of Financial Assets. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This standard requires all separately recognized servicing assets and liabilities to be initially measured at fair value and either amortized over the period of estimated servicing income and assessed for impairment each reporting period, or measured at fair value each reporting period with changes in fair value reported in earnings the period in which changes occur. This standard is effective for fiscal years beginning after September 15, 2006.

         The Company is in the process of evaluating the expected effect of these pronouncements and is currently unable to determine the impact, if any, that they may have on its results of operations, financial position and cash flows.


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



SUMMARY

Third quarter 2006 compared to third quarter 2005

The net loss for the Company for the third quarter of 2006 was $132,971 versus net income of $7,960 for the same period last year.

Community Banking reported a net loss of $95,000 during the current year's third quarter as opposed to a net loss of $101,000 from the year before. The Bank's subsidiary, Midwest Loan Services reported a net loss of $11,000 for the third quarter of 2006 as compared to net income of $145,000 for the same period in 2005. Income at Midwest was negatively impacted in the third quarter of 2006 by a $150,000 impairment charge against the mortgage servicing rights portfolio. At the end of the quarter, the mortgage rates decreased, thus affecting the value of the portfolio.

Nine-months ended September 30, 2006 compared to nine-months ended
September 30, 2005
--------------------------------------------------------------------------------

         The Company's net loss for the nine-months of 2006 was $347,237 versus a net income of $112,063 for the same period last year.
         Earnings during 2006 were restrained by start-up expenses at University Islamic Financial Corporation and a settlement agreement with a company that assisted in the development of the Islamic subsidiary and products. Community Banking reported a loss of $261,000 during the nine-months ended September 30, 2006 compared to a net loss of $58,000 during the same period in 2005. Within the Corporate Office a large contract modification expense increased the year to date loss in 2006 to $324,000 from a net loss of $51,000 in 2005, as in April 2006, the Company agreed to modify a relationship with a company that assisted in the development of the Islamic Banking subsidiary and products. Under the original agreement, University Islamic Financial Corporation was to pay a share of revenue earned from all future mortgage alternative products sold in the secondary market. University Islamic Financial Corporation agreed to pay this company $100,000 in cash and the Company paid 100,500 shares of University Bancorp, Inc. common stock and stock options totaling 48,563 with a strike price starting at $2.50 and increasing to $3.50 through June 30, 2015 to eliminate this provision in the agreement, as well as to acquire the firm providing trustee services for some of the Islamic financings. By modifying the agreement, the Company will materially reduce future expenses related to the agreement.


         The following table summarizes the pre-tax income (loss) of each profit center of the Company for the three and nine-months ended September 30, 2006 and 2005 (in thousands):

Pre-tax income (loss) summary for the three and nine-months ended September 30, 2006:
                                       Three-Months   Nine-Months
         Community Banking                $(95)        $ (261)
         Midwest Loan Services             (11)           238
         Corporate Office                  (27)          (324)
                                       --------------------------------------
            Total                       $ (133)          $ (347)

                                       ======================================

Pre-tax income (loss) summary for the three and nine months ended September 30, 2005:
                                            Three-Months   Nine-Months
         Community Banking                    $(101)           $ (58)
         Midwest Loan Services                  145              221
         Corporate Office                       (36)             (51)
                                            ------------------------------------
         Total                                  $ 8            $ 112
                                            ====================================

RESULTS OF OPERATIONS

Net interest and financing income

         Net interest and financing income increased 10.5% to $609,744 for the three-months ended September 30, 2006 from $551,676 for the three-months ended September 30, 2005. Net interest and profit income rose because of an increase in earning assets and an increase in the net interest margin.
         Net interest and financing income increased 12.3% to $1,917,795 for the nine-months ended September 30, 2006 from $1,707,655 for the nine-months ended September 30, 2005. Net interest and financing income increased from a year ago as a result of an increase in earning assets.

Interest and financing income

         Interest and financing income increased 11.2% to $922,483 for the quarter ended September 30, 2006 from $829,354 for the quarter ended September 30, 2005. An increase in the average balance of earning assets of $7,427,605 was a major factor in the increase in interest income. The average volume of interest and profit earning assets increased to $56,409,065 for the quarter ended September 30, 2006 from $48,981,460 for the same 2005 period. The growth in earning assets occurred in real estate loan and financings and federal funds and bank deposit categories. The overall yield on total interest and profit bearing assets decreased to 6.49% for the quarter ended September 30, 2006 as compared to 6.72% for the same 2005 period. This decrease occurred despite an increase in the prime and general federal lending rate throughout the period after September 30, 2005. This This decrease resulted primarily due to liquid funds being invested overnight in accounts earning rates lower than competing assets such as loans.

         Interest and financing income increased 15.9% to $2,834,083 for the nine-months ended September 30, 2006 from $2,444,448 for the nine-months ended September 30, 2005. This increase resulted from an increase in the volume of average earning assets. The average volume of interest earning assets increased to $56,646,689 for the nine-months ended September 30, 2006 from $47,696,573 for the same 2005 period. The overall yield on total interest and profit bearing assets decreased to 6.69% for the nine-month period ended September 30, 2006 as compared to 6.85% for the same 2005 period. The decrease occurred despite an increase in the prime and general federal lending rate throughout the period after September 30, 2005. This decrease resulted primarily due to liquid funds being invested overnight in accounts earning rates lower than competing assets such as loans.


Interest and Profit Sharing Expense

         Interest and profit sharing expense increased 12.6% to $312,739 for the three-months ended September 30, 2006 from $277,678 for the same 2005 period. The increase was due principally to an increase in interest and profit bearing liabilities and a slight increase in the rates paid on those liabilities. The average volume of interest and profit bearing liabilities increased to $52,598,462 from $47,116,919 in the same period in 2005. The cost of funds increased to 2.36% for the three-months ended September 30, 2006 from 2.34% for the same 2005 period.

         Interest and profit sharing expense increased 24.4% to $916,288 for the nine-months ended September 30, 2006 from $736,793 for the same 2005 period. The rise in interest expense was due to an increase in the rate on and volume of average interest bearing liabilities. The rate increased to 2.37% for the nine-months ended September 30, 2006 from 2.15% for the same 2005 period. In 2006, the rates on deposits were higher than in the nine-month period in 2005.
The average volume of interest and profit bearing liabilities increased to $51,585,502 for the nine-months ended September 30, 2006 from $45,772,523 for the same 2005 period.

MONTHLY AVERAGE BALANCE SHEET AND INTEREST MARGIN ANALYSIS

         The following tables summarizes monthly average balances, revenues from earning assets, expenses of interest bearing and profit sharing liabilities, their associated yield or cost and the net return on earning assets for the three-months and nine-months ended September 30, 2006 and 2005.




                                               Three-Months Ended                         Three-Months Ended
                                        -----------------------------------------------------------------------------------------
                                               September 30, 2006                          September 30, 2005
                                        -----------------------------------------------------------------------------------------
                                             Average         Interest      Average       Average         Interest      Average
                                             Balance         Inc / Exp    Yield (1)      Balance        Inc / Exp     Yield (1)
Interest and Profit Earning Assets:
  Commercial Loans                              17,258,545        318,208      7.31%       17,131,615         345,223      7.99%
  Real Estate Loans                             29,863,476        487,343      6.47%       26,459,497         412,515      6.19%
  Installment/Consumer Loans                     1,141,044         21,097      7.34%        1,937,665          44,192      9.05%
                                        ----------------------------------          ----------------------------------

      Total Loans                               48,263,065        826,648      6.80%       45,528,777         801,930      6.99%
  Investment Securities                          1,529,651          9,361      2.43%        1,886,781          13,614      2.86%
  Fed. Funds & Bank Deposits                     6,616,349         86,474      5.19%        1,565,902          13,810      3.50%
                                        ----------------------------------          ----------------------------------
     Total Interest and
      Profit Earning Assets                     56,409,065        922,483      6.49%       48,981,460         829,354      6.72%
                                        ----------------------------------          ----------------------------------


Interest Bearing and Profit Sharing
Liabilities:
   Deposit Accounts:
     Demand                                     22,921,149         33,117      0.57%       10,463,458          26,833      1.02%
     Savings                                       283,579            713      1.00%          444,486           1,110       .99%
     Time                                       11,027,071        147,590      5.31%       14,542,400         126,333      3.45%
     Money Market                               18,366,663        131,319      2.84%       18,714,211          94,613      2.01%
   Short-term Borrowings                                 -              -      0.00%        2,952,364          28,789      3.87%
   Long-term Borrowings                                  -              -      0.00%                -               -      0.00%
                                        ----------------------------------          ----------------------------------

Total Interest and Profit  Bearing              52,598,462        312,739      2.36%       47,116,919         277,678      2.34%
Liabilities
                                        ----------------------------------          ----------------------------------


   Net Earning Assets, net interest and
profit income, and net spread                    3,810,603        609,744      4.13%        1,864,541         551,676      4.38%
                                        ==================================          ==================================


Net Interest and Profit Margin                                                 4.29%                                       4.47%
  (1) Yield is annualized.





                                                 Nine-Months Ended                            Nine-Months Ended
                                                    September 30,                                 September 30,
                                           -----------------------------------------------------------------------------------------
                                                               2006                                             2005
                                           -----------------------------------------------------------------------------------------
                                           Average         Interest      Average            Average          Interest      Average
                                           Balance        Inc (Exp)     Yield (1)           Balance         Inc (Exp)      Yield (1)
 Interest and Profit Earning Assets:
      Loans:
         Commercial                         7,614,754      1,083,598        8.22%            17,071,636      1,065,851         8.35%
         Real Estate                       30,516,440      1,416,992        6.21%            25,820,705      1,193,204         6.18%
         Installment/Consumer               1,213,842         83,143        9.16%             1,582,032        116,721         9.86%
                                           -----------------------------------------------------------------------------------------
 Total Loans                               49,345,036      2,583,733        7.00%            44,474,373      2,375,776         7.14%
      Investment Securities                 1,640,035         40,355        3.29%             1,951,740         42,215         2.89%
      Federal Funds & Bank                  5,661,618        209,995        4.96%             1,270,460         26,457         2.78%
         Deposits
                                           -----------------------------------------------------------------------------------------
     Total Interest and                    56,646,689      2,834,083        6.69%            47,696,573      2,444,448         6.85%
       Profit Earning Assets
 Interest Bearing and Profit Sharing Liabilities:
      Deposit Accounts:
         Demand                            19,256,983         80,820        0.56%             9,554,303         72,196         1.01%
         Savings                              347,082          2,584        1.00%               479,289          3,508         0.98%
         Time                              14,201,336        482,125        4.54%            14,294,018        339,007         3.17%
         Money Market                      17,726,765        348,812        2.63%            20,003,131        284,767         1.90%
      Short-term borrowings                    53,336          1,947        4.88%             1,433,332         36,983         3.45%
      Long-term borrowings                        -              -          0.00%                 8,450            332         5.25%
                                           -----------------------------------------------------------------------------------------
 Total Interest and Profit
     Bearing Liabilities                   51,585,502        916,288        2.37%            45,772,523        736,793         2.15%
                                           -----------------------------------------------------------------------------------------
    Net Earning Assets, net interest and    5,061,187      1,917,795        4.31%             1,924,050      1,707,655         4.70%
profit income, and net spread
                                           -----------------------------------------------------------------------------------------
 Net Interest and Profit Margin                                             4.53%                                              4.79%

   (1) Yield is annualized.

Allowance for Loan Losses

      The provision for the allowance for loan losses was $106,395 for the nine-month period ended September 30, 2006 and $17,209 for the same period in 2005. The provision increased due to applying historical loss ratios to the growth in the loan portfolio and weak economic conditions in the southeastern Michigan area which increased management's estimates for future losses from economic factors. Net (charge-offs)/recoveries totaled $1,700 for the nine-month period ended September 30, 2006 as compared to $(21,327) for the same period in 2005. Illustrated below is the activity within the allowance for the nine-month period ended September 30, 2006 and 2005, respectively.

                                                     2006              2005
                                                     ----              ----
Balance, January 1                                $ 349,416         $ 353,124
Provision for loan losses                           106,395            17,209
Loan charge-offs                                     (4,930)          (31,497)
Recoveries                                            6,630            10,170
                                              ----------------------------------
                                              ----------------------------------
Balance, September 30                              $457,511          $349,006
                                              ==================================

                                At September 30,2006        At December 31, 2005
                                -----------------           --------------------
Total loans (1)                    $48,061,066                   $45,652,326
Reserve for loan losses               $457,511                     $ 349,416
Reserve/Loans % (1)                      0.95%                          0.76%



      The Bank's overall loan portfolio is geographically concentrated in Ann Arbor and surrounding Washtenaw County Michigan and the future performance of these loans is dependent upon the performance of this relatively limited geographical area.

The following schedule summarizes the Company's non-performing assets:


                                                At September 30, 2006          At December 31, 2005
                                                ---------------------          --------------------
Past due 90 days and over
and still accruing (1)                                           $98,242                             $  -

                                              --------------------------- --------------------------------
Nonaccrual loans (1):
  Real estate/construction loans                                 133,268                          317,013
  Installment                                                          -                                -
  Commercial                                                           -                           32,668
                                              --------------------------- --------------------------------

    Subtotal                                                     133,268                          349,681

                                              --------------------------- --------------------------------
Other real estate owned                                          496,290                          276,987
-----------------------
                                              --------------------------- --------------------------------

Total nonperforming assets                                      $727,800                         $626,668
                                              =========================== ================================

                                September 30, 2006          At December 31, 2005
                             ---------------------          --------------------


Ratio of non-performing loans to
total loans(1)                         0.48%                            0.77%
                            =========================== =======================


Ratio of loans past due over
90 days and non-accrual loans
to loan loss reserve                     51%                          100
                            =========================== ========================
 (1) Excludes loans held for sale which are valued at the lower of cost or fair market value.


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

Non-Interest Income

         Total non-interest income increased to $1,197,433 for the three-months ended September 30, 2006 from $1,054,016 for the three-months ended September 30, 2005.

      Total non-interest income increased to $3,284,422 for the nine-months ended September 30, 2006 from $3,099,479 for the nine-months ended September 30, 2005. As compared with the nine-month period in 2005, Midwest has increased its subservicing operations and income generated in this area, offsetting a decline in the initial loan set up and other fees due to a decrease in loan originations. At September 30, 2006, Midwest was subservicing 31,519 mortgages, an increase of 20.6% from 26,144 mortgages subserviced at December 31, 2005.


Non-Interest Expense

      Non-interest expense increased to $1,882,737 for the three-months ended September 30, 2006 from $1,597,732 for the three-months ended September 30, 2005 primarily due to an impairment charge related to mortgage servicing rights. During the third quarter of 2006, the Company reported an impairment charge of $150,000. In 2005, the Company reversed $149,000 of a previously recorded mortgage serving rights impairment.

         Non-interest expense increased to $5,443,059 for the nine-months ended September 30, 2006 from $4,677,862 for the nine-months ended September 30, 2005. In general the increase was due to start up expenses related to the Islamic banking subsidiary and a contract modification agreement where, in April 2006, the Company agreed to modify a relationship with a company that assisted in the development of the Islamic Banking subsidiary and products. The cost of this agreement in the second quarter of 2006 totaled $241,822. This amount is included in other expense.

                  At September 30, 2006 the Bank and Midwest owned the rights to service mortgages for other institutions, most of which were owned by Midwest. The balance of mortgages serviced for these institutions was approximately $148 million. The carrying value of these servicing rights was $1,525,282 at September 30, 2006. The servicing rights are recorded at the lower of cost or market. The impairment reserves at September 30, 2006 and 2005 are $389,000 and $509,000, respectively. Market interest rate conditions can quickly affect the value of mortgage servicing rights in a positive or negative fashion, as long-term interest rates rise and fall. The amortization of these rights is based upon the level of principal pay downs received and expected prepayments of the mortgage loans. During 2006, Mortgage rates rose during the first six months of the year and then declined during the third quarter. As a result, impairment reserve remained unchanged from December 31, 2005. During the nine-months ended September 30, 2005, management recorded a $7,000 impairment charge due to a decrease in the mortgage rates during 2005.

         Following is an analysis of the change in the Company's mortgage servicing rights for the nine-months ended September 30, 2006 and 2005

                                               2006                 2005
                                               ----                 ----
Balance, January 1                         $1,471,808          $1,097,786
Additions - originated                        220,590             389,952
Amortization expense                         (167,116)           (198,183)
Adjustment for asset impairment
change                                            -                 7,000
                                           -----------------  -----------------
Balance, September 30                      $1,525,282          $1,296,555
                                           ================= ===================

Capital Resources

     Capital Resources
         The table below sets forth the Bank's risk based assets, capital ratios and risk-based capital ratios of the Bank. At September 30, 2006 and December 31, 2005, the Bank was considered "well-capitalized" and exceeded the regulatory guidelines.



                      Actual                                      To Be Adequately                           To Be Well
                                                        Capitalized Under Prompt Corrective            Capitalized Under Prompt
                                                                Action Provisions                     Corrective Action Provisions

                                           Amount       Ratio       Amount              Ratio                 Amount          Ratio
As of September 30, 2006:
Total capital (to risk weighted assets)   8,127,000     19.3%          $3,370,000        8.0 %          $4,212,000            10.0 %
Tier I capital (to risk weighted assets)  7,654,000     18.2%           1,685,000        4.0 %           2,527,000             6.0 %
Tier I capital (to average assets)        7,654,000     12.2%           2,511,000        4.0 %           3,139,000             5.0 %
As of December 31, 2005:
Total capital (to risk weighted assets)  $7,947,000     18.4%          $3,448,000        8.0 %          $4,310,000            10.0 %
Tier I capital (to risk weighted assets   7,598,000     17.6%           1,724,000        4.0 %           2,586,000             6.0 %
Tier I capital (to average assets)        7,598,000     14.0%           2,171,000        4.0 %           2,714,000             5.0 %

Liquidity

         Bank Liquidity. The Bank's primary sources of liquidity are customer deposits, scheduled payments and prepayments of loan principal, cash flow from operations, maturities of various investments, borrowings from correspondent lenders secured by securities, residential mortgage loans and/or commercial loans. In addition, the Bank invests in overnight federal funds. At September 30, 2006, the Bank had cash and cash equivalents of $8,690,556. The Bank's lines of credit include the following:

o $3.5 million from the Federal Home Loan Bank of Indianapolis secured by investment securities and residential mortgage loans, and
o $6.9 million from the Federal Reserve Bank of Chicago secured by commercial loans.

         In order to bolster liquidity from time to time, the Bank also sells brokered time deposits. At September 30, 2006, the Bank had zero brokered deposits outstanding.

Bancorp Liquidity. Management does not expect that the Bank will pay dividends to the Company during 2006. At September 30, 2006, Bancorp had $4,970 in cash and investments on hand to meet its working capital needs.


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

During the nine-months ended September 30, 2006, the Company did not file on a timely basis, certain of its quarterly Forms 10-Q and its 2005 annual Form 10-K with the Securities Exchange Commission (SEC) within the required due dates. The Company's auditor advised the Company's management and its Board of Directors that this is an identified significant deficiency which is designated as a "reportable condition" and constitutes a material weakness in the Company's internal controls over financial reporting under Section 404 of the Sarbanes Oxley Act.


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

The filing of the 2005 annual Form 10-K was delayed because the Company was working with their prior auditors to get their consent to include their audit opinions for 2004 and 2003 in the Form 10K. For the first quarter of 2006, the Company delayed its filing of the Form 10QSB because additional time was required to consider the financial implications of the buyout of a consulting agreement.


(b) Changes in Internal Controls.

During the period covered by this report, there have been no changes in the Company's internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.


PART II OTHER INFORMATION

Item 1. Legal Proceedings

                  None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

            None

Item 3. Defaults upon Senior Securities

            None

Item 4. Submission of Matters to a Vote of Security Holders

               None


Item 5. Other information

                  None


Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.


         31.1 Certification of the President and Chief Executive Officer of University Bancorp, Inc. pursuant to 15 U.S.C.Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of the Chief Financial Officer of University Bancorp, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of the Chief Executive Officer of University Bancorp, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification of the Chief Financial Officer of University Bancorp, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     UNIVERSITY BANCORP, INC.

Date:    November 14, 2006                           /s/ Stephen Lange Ranzini
                                                     -------------------------
                                                      Stephen Lange Ranzini
                                           President and Chief Executive Officer


                                                     /s/ Nicholas K. Fortson
                                                         Nicholas K. Fortson
                                                         Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit           Description

31.1 Certification of the President and Chief Executive Officer of University Bancorp, Inc. pursuant to 15 U.S.C.Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer of University Bancorp, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the President and Chief Executive Officer of University Bancorp, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of the Chief Financial Officer of University Bancorp, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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


     Date: November 14, 2006             /s/Stephen Lange Ranzini
                                          ----------------------------------
                                         Stephen Lange Ranzini
                                         President and Chief Executive Officer

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



     Date: November 14, 2006             /s/Nicholas K. Fortson
                                          ----------------------
                                         Nicholas K. Fortson
                                        Chief Financial Officer

                                  Exhibit 32.1





                             CERTIFICATION PURSUANT
                           TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Stephen Lange Ranzini, the President and Chief Executive Officer of University Bancorp, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of University Bancorp, Inc. on Form 10-QSB for the quarter ended Septemeber 30, 2006 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of University Bancorp, Inc.









                                            University Bancorp, Inc


Date:    November 14, 2006           By:   /s/ Stephen Lange Ranzini
      ---                                  --------------------------
                                           Stephen Lange Ranzini
                                           President and Chief Executive Officer

                                  Exhibit 32.2


            CERTIFICATION PURSUANT
          TO 18 U.S.C. SECTION 1350,
            AS ADOPTED PURSUANT TO
 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Nicholas K. Fortson, Chief Financial Officer of University Bancorp, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of University Bancorp, Inc. on Form 10-QSB for the quarter ended September 30, 2006 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of University Bancorp, Inc.










University Bancorp, Inc







Date:    November 14, 2006
By:       /s/ Nicholas K. Fortson
         Nicholas K. Fortson
         Chief Financial Officer