Form 10KSB
period 2006-12-31
UNIVERSITY BANCORP INC /DE/
filed 2007-04-16
CIK 811211

42

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                  For the fiscal year ended December 31, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
           For the transition period from ____________ to ___________

                         Commission file number 0-16023

                            UNIVERSITY BANCORP, INC.
           (Name of Small Business Issuer as specified in its charter)
         Delaware                                             38-2929531
------------------------------------                 ---------------------------
   (State of Incorporation)                               (I.R.S. Employer
                                                         Identification No.)

                    2015 Washtenaw, Ann Arbor, Michigan 48104
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code (734) 741-5858
                                                           --------------

        Securities registered pursuant to section 12(b) of the Act: NONE
           Securities registered pursuant to section 12(g) of the Act:
                     Common Stock, par value $.010 per share
                     ----------------------------------------

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ___ No __X_

     Indicate by check mark if the  registrant  is not  required to file reports
pursuant to Section 13 or Section  15(d) of the  Exchange  Act.  Yes      No  X
                                                                    ---     ---

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X     No
                                                 ---       ---

     Indicate by check mark if disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, or a non accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Large accelerated filer ____Accelerated filer ___ Non-accelerated filer _X_

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ]

     The number of shares outstanding of the Registrant's Common Stock as of March 30 2007: 4,248,378 shares. The aggregate market value of the voting stock held by non-affiliates of the Registrant based on $1.90 per share, the closing price for the Registrant's Common Stock on March 30, 2007, as reported by NASDAQ, was approximately $2,932,738.

* For purposes of this calculation shares of the Registrant held by directors and officers of the Registrant and by other affiliates have been excluded.

Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held June 15, 2007, are incorporated by reference into Part III of this report.


                               Page 1 of 78 pages
                 Exhibit index on sequentially numbered page 67

PART I.

Item 1. - Business

General

     University Bancorp, Inc. The Company is a Delaware corporation that operates as a bank holding company for its wholly-owned subsidiary, University Bank

     University Bank. The Bank is a state chartered community bank. The Bank was founded in 1890 as "The Newberry Bank" and was chartered by the State of Michigan in 1908 as "The Newberry State Bank". In 1994, we sold the bank's offices in Newberry, Michigan and Sault Ste. Marie, Michigan. In 1995 we relocated the Bank's main office to Ann Arbor, Michigan and, changed the Bank's name to "University Bank" to more closely align its identify with its current place of business. Ann Arbor is a university town, home to the University of Michigan and is the largest city in Washtenaw County, just west of the Detroit Metropolitan Statistical Area. The Bank's primary market area is defined as the City of Ann Arbor and surrounding areas in greater Washtenaw County.

     Midwest Loan Services. In 1995, University Bank acquired 80% of the common stock of Midwest Loan Services ("Midwest"). Midwest specializes in the origination, servicing and sub-servicing of mortgage loans for various credit unions, financial institutions and mortgage brokers. Most of their servicing and sub-servicing portfolio is comprised of residential mortgage loans sold to Fannie Mae, Freddie Mac and other private residential mortgage conduits, the most important of which is a jumbo and sub prime loan conduit established by Lehman Brothers.


     University Insurance & Investment Services. In 1996, University Bank established an insurance and investment products sales agency. This subsidiary of the Bank, called "University Insurance & Investment Services, Inc." (the "Agency") is based in the Bank's Ann Arbor office. The Agency is licensed by the State of Michigan to sell insurance as agent for licensed insurance companies. A d/b/a of the Agency, University Insurance Center, commenced business in 1999, and this added a property casualty agency license to the original life and health agency license, enabling the Agency to offer insurance for homes, autos, apartments and businesses in addition to the original products which included life and health care insurance, annuities and mutual fund sales. Employees of the Agency are also licensed to sell investment products such as annuities and mutual funds, and the President of the Bank, who is also Chairman of the Agency, also offers broker-dealer investment services including stock and bond investment accounts through a clearing arrangement with Equitas America LLC and Pershing, a division of the Bank of New York.


     University Islamic Financial Corporation. On December 30, 2005, University Bank formed University Islamic Financial Corporation (UIFC). The Bank owns 80% of the common stock of UIFC. UIFC engages in Islamic Banking with an initial focus on its existing product set: soliciting Islamic Sharia'a FDIC-insured Deposits held by University Bank and originating Islamic Sharia'a home financings as agent for University Bank. UIFC's products have received favorable legal rulings (fatwa) from some of the leading Islamic legal scholars in the U.S. and the world. In February 2006, University Bank executed a master commitment with the Federal Home Loan Mortgage Corporation to create a secondary market for UIFC's Sharia'a compliant home financing transactions in Michigan with the intent to expand this program over time.

Employees

     The Company employed 81 full-time equivalents as of March 29, 2006:

                  University Bank, Ann Arbor                24
                  Midwest Loan Services                     46
                  University Insurance & Investment          3
                  University Islamic Financial Corporation   7

Lines of Business

Deposit Products & Services

     University Bank offers traditional retail savings products and services to its customers. These include demand deposit and NOW interest-bearing checking accounts, money market deposit accounts, regular savings accounts and term deposit certificates ranging in maturity from three to three hundred months. The Bank also offers Sharia'a compliant profit-sharing deposits for Muslim depositors. The Bank also offers free access to 24-Hour ATM machines, telephone banking, internet banking, debit cards, online bill payment, Western Union(TM) money transfer services and Gold VISA accounts. From time to time to raise liquidity, the Bank relies on brokers to sell CDs. At December 31, 2006, the Bank had approximately $1.5 million in CDs issued through brokers.

Lending Products

     University Bank offers a range of traditional lending products, including commercial small business loans, residential real estate mortgage loans, home equity loans, commercial real estate mortgage loans, consumer installment loans, and land development and construction loans. The Bank also offers Sharia'a compliant mortgage alternative loan transactions (MALTs (TM))for Muslim customers.

Classifications of the loan portfolio as of December 31, 2006 are as follows:

                                              Amount
                                           Outstanding(1)        % of Total
       Commercial, Real Estate & Other       $15,705,255            30.84%
       Residential Construction                1,031,027             2.02%
       Residential Real Estate                29,166,983            57.27%
       Residential Home Equity                 4,632,170             9.10%
       Consumer                                  122,904             0.24%
       Credit Card                               268,858             0.53%
                                             -----------           -------
         Gross Loans                         $50,927,197           100.00%
                                             ===========           =======

(1) - Excludes loans held for sale.

     The Bank's loan portfolio is geographically concentrated in Ann Arbor and Washtenaw County, Michigan. The ability of individual loan customers to honor their debts is partially dependent on the local economy. The Ann Arbor area is primarily dependent on the education, healthcare, services and manufacturing (automotive and other) industries (see "Risk Factors" below).

     Most of the Bank's commercial loans are secured by commercial real estate. Commercial real estate loans have a loan to value ratio typically less than 80% at the time the loan is originated. In no cases is the loan to value ratio for commercial real estate loans greater than 85% at the time of origination. The primary risk of commercial loans is that the area's economy declines and rents decrease while vacancy increases, thereby decreasing the value of the building. If the guarantor suffers a financial reverse, the Bank is then exposed to a loss.

     Residential loans typically have a loan to value ratio less than 80% at the time the loan is originated, unless the borrower's financial position is very strong, in which case a loan to value ratio of up to 90% or private mortgage insurance is considered. To meet the Bank's goals for first time homebuyers, the Bank has originated 97% to 100% loan to value residential loans and currently has under $2 million of these loans in its loan portfolio. Home equity secured residential loans have loan to value ratios of less than 90% at time of origination in the case of fixed rate fully-amortizing loans and 80% for home equity lines of credit, with a few exceptions with higher ratios for borrowers with strong credit. As of December 31, 2006, the Bank had a portfolio of $14.7 million of mortgage alternative loan transactions that are Sharia'a-compliant mortgage alternatives for Muslim customers. The primary risk of residential lending is that home prices drop (typically this occurs during recessions) and borrowers walk away from their home or file for bankruptcy. All of the Bank's construction loans are secured by residential properties with a loan to value ratio of 80% or less at the time of origination. The Bank controls the risk of construction lending by performing inspections prior to disbursing interim construction funds to avoid cost overruns.

     The Bank makes few unsecured loans, typically for borrowers who have a high net worth, but even in these cases, the Bank usually takes collateral out of an abundance of caution. Most of the Bank's credit card loans are secured by residential properties. Consumer loans are generally secured by vehicles (primarily cars or trucks). The primary risk of these loans is that the value of the car depreciates faster than the loan balance amortizes, and the borrower loses their job or has a severe medical problem in their family. In these circumstances, the collateral could be insufficient to repay the loan if the borrower files for bankruptcy. In addition, if the national or regional economy is soft, used vehicle prices tend to deteriorate creating additional risk of insufficient collateral in the event of a default.

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

     Typically with respect to all personal and residential loans, a ratio of total debt payments to total income of all borrowers and guarantors less than 42% is required. With respect to commercial real estate and business loans, a ratio of income to all debt payments of greater than 1.25 times is required. Therefore, the Bank typically has both income and asset backing to secure its loans. However, there can always be valid reasons to have exceptions to each rule. The Bank's loan committee retains the power to take unusual circumstances into account when evaluating each loan request versus the Bank's policies. Loans that are lacking current demonstrated income are classified and increased reserves are established for those loans. Loans that are lacking both current demonstrated income and asset backing are allocated even higher reserves equal to the amount estimated to be realized upon the sale of the collateral less all estimated costs.


Mortgage Banking

     The Bank and Midwest originate internally or via other financial institutions residential home loans that generally qualify for sale to secondary market investors under the underwriting criteria of the Federal Home Loan Mortgage Corporation (FHLMC), the Federal National Mortgage Association (FNMA) and the Government National Mortgage Association (GNMA). Midwest also originates jumbo and non-standard home loans under the underwriting criteria of Lehman Brothers and has originated a small portfolio of Alt-A home loans that it has sold to FNMA. Loans purchased or originated internally are either sold directly to FHLMC, FNMA or GNMA, or are pooled into mortgage-backed securities and the securities are sold to investors in the secondary market. With the exception of Midwest, the Bank is currently selling the servicing rights on all mortgages originated that are sold to the secondary market. Some residential mortgages are held in the Bank's loan portfolio as an investment.

     University Bank became a seller/servicer and began originating Federal Home Loan Mortgage Corporation (FHLMC) insured mortgages in 1991 and became a seller/servicer and began originating Federal National Mortgage Association insured mortgages in 1994. The Bank has also been approved as a seller/servicer of Government National Mortgage Association mortgages for many years but only began using its license in 1999 to originate and sell these loans without retaining the servicing rights. Midwest is also licensed with FNMA, FHLMC and GNMA.

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

Investment Securities

     The Bank maintains surplus available funds in investments consisting of short-term money market instruments, U.S. government bonds, U.S. federal agency obligations and mortgage-backed securities backed by federal agency obligations. The Bank's President, who is a licensed Registered

Representative, manages these investments. All purchase/sale decisions are subject to the review and prior approval of the Asset Liability Committee of the Bank and the Board of Directors. The securities portfolio provides a source of liquidity to meet Bank's operating needs. At December 31, 2006, the portfolio had a net unrealized loss of $27,296 versus a net unrealized loss of $34,721 at December 31, 2005.

     Information regarding securities where cost exceeded more than 10% of the Company's stockholders' equity at December 31, 2006 is as follows:

Issuer           Coupon   Yield  Final Maturity   Market Value    Amortized Cost
------           ------   -----   -------------   -------------   --------------
FHLBI equity (1)  VAR     5.23%     None           $714,600          $714,600




     (1) The rate varies quarterly. The Bank is required to maintain the investment in Federal Home Loan Bank of Indianapolis (FHLBI) common stock in an amount related to the Bank's single-family mortgage related assets and FHLBI advances. Shares can be redeemed or sold at par value to the FHLBI upon five-year prior notice.


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


     The Bank's main office is near the University of Michigan Central Campus. These institutions employ approximately 20,000 persons. The Bank is located in an area that has strong competition from local credit unions and banks as well as a number of large national banks. The University of Michigan Credit Union has an onsite presence at the University of Michigan and Midwest Financial Credit Union has an onsite presence at the University of Michigan Hospital Complex.

     Banks owned by out-of-state holding companies dominate the Ann Arbor banking market. The University of Michigan Credit Union is the largest locally owned financial institution. The only locally-owned community financial institutions, excluding University Bank, are University of Michigan Credit Union, Bank of Ann Arbor, Huron River Area Credit Union, Midwest Financial Credit Union, Automotive Federal Credit Union and several smaller credit unions. Huron River Area Credit Union was placed into receivership by the NCUA and state regulators in early 2007.

Mortgage Banking and Islamic Banking

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

     Islamic Banking. Competition for Islamic financing products is less intense than for traditional mortgage products as products cannot be successfully offered to the market without recognition from leading Sharia'a (Islamic Law) scholars. In addition, documents must be created and customized for each state that an originator intends to offer products in. The primary competition in Islamic home finance is from Guidance Financial, a mortgage banking firm based in Reston, Virginia, and Devon Bank, a community bank based in Chicago, Illinois. Currently, we offer Islamic home financing products in Michigan only, but our business plan in 2007 contemplates expansion of this product nationwide.

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

     In the sub-servicing business, Midwest competes primarily with about 30 firms nationwide, including specialized sub-servicing units of mortgage banking companies, and specialized firms owned by banks and savings and loans. Most of these companies have substantially larger financial resources than Midwest, and some of them are also located in rural areas with low prevailing wages. Midwest specializes in subservicing for credit unions and is among the top four subservicers for credit unions and is only firm that specializes solely on providing service to credit unions.

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

     Commitments. In connection with obtaining the consent of the Federal Reserve to a 1989 merger transaction when the Company obtained public listing on the NASDAQ Capital Market, certain commitments were made to the Federal Reserve. Management agreed that the Employee Stock Ownership Plan would not purchase more than 10% of the common stock or 5% of any other class of our voting shares, without the prior approval of the Federal Reserve. Management also agreed not to incur additional debt or to have the Bank pay dividends to us without the prior approval of the Federal Reserve.

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

     The Sarbanes-Oxley Act was enacted in 2002. This Act is not a banking law, but applies to all public companies, including the Corporation. Sarbanes-Oxley is designed to restore investor confidence. Sarbanes-Oxley adopts new standards of corporate governance and imposes new requirements on the board and management of public companies. Under the Sarbanes-Oxley Act the chief executive officer and chief financial officer of a public company must certify the financial statements of the company. Definitions of "independent directors" were adopted, and responsibilities and duties for the audit and other committees of the board. In addition, the reporting requirements for insider stock transactions were revised, requiring most transactions to be reported within two business days.

     Section 404 of the Sarbanes-Oxley Act requires a company to include in its annual reports a report by management on the company's internal control over financial reporting and an accompanying auditor's report. The Commission extended the original Section 404 compliance dates for all issuers three times. Under the latest extension, non-accelerated filers will thus be required to file management and audit reports under Section 404 with their annual reports for the first year ending on or after July 15, 2007. (For example, a non-accelerated filer with a December 31 year will be required to include the reports in its annual report filed in early 2008, for the year ended December 31, 2007.) The Company, based on the size of its market capitalization is considered a small public company and thus is classified as a non-accelerated filer.

     Complying with Sarbanes-Oxley will result in increased costs to the Corporation in an amount likely to be between $50,000 and $150,000.

     As a NASDAQ Capital Market(TM) listed corporation, we are subject to rules of that market on director independence, board committee structure, price per share and the amount of shares held by the public to remain listed. In addition, we must pay an annual listing fee. This fee has increased over the past several years from $4,000 a year to $27,500 a year.

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

     FICO Assessments. Pursuant to federal legislation enacted in 1996, University Bank, as a member of the BIF, is subject to assessments to cover the payments on outstanding obligations of the Financing Corporation (FICO). FICO was created in 1987 to finance the re-capitalization of the Federal Savings and Loan Insurance Corporation, the predecessor to the FDIC's Savings Association Insurance Fund (SAIF), which insures the deposits of thrift institutions. Until the maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a pro rata basis. It is estimated that FICO assessments during this period will be less than 0.025% of deposits. In addition, the Federal Home Loan Banks, including the Federal Home Loan Bank of Indianapolis, in which University Bank is an investor, pay 20% of their annual net income to a sinking fund to retire the FICO bonds until they are paid in full.

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

     Dividends. Under Michigan law, the Bank is restricted as to the maximum amount of dividends it may pay on its common stock. The Bank may not pay dividends except out of net profits after deducting its losses and bad debts. The Bank may not declare or pay a dividend unless the Bank will have a surplus amounting to at least 20% of its capital after the payment of the dividend. In addition, the Bank may not declare or pay any dividend until an amount equal to at least 10% of net profits for the preceding one-half year (in the case of quarterly or semi-annual dividends) or full-year (in the case of annual dividends) has been transferred to surplus. At December 31, 2006, the Bank had accumulated earnings of $14,186. The Bank may not declare or pay any dividend until the cumulative dividends on any issued preferred stock have been paid in full.

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


Item 2. - Properties

Properties

     In December 2005, the Bank moved its main office and sole branch to the historic Hoover Mansion located at 2015 Washtenaw Avenue, Ann Arbor, Michigan. In June 2005, the Bank purchased Hoover, LLC the owner of the Hoover Mansion, a 17,000 square foot facility. Previously the bank was located in a facility that it sold in a sale-leaseback transaction in 2003. In April 2005, the owner of the property offered the Bank an $800,000 early termination buyout of the lease if the Bank could vacate the property by a date certain. The agreement was subsequently amended and the move out date was set at December 15, 2005. The Bank moved to the Hoover Mansion on the 10th of December, thus satisfying the agreement for the financial incentive.

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

Contractual Obligations

The following  table  summarizes  the existing  contractual  obligations  of the
Company:

                                                   Payments Due By Period
                                       ------------------------------------------------------
                                        Less than                                  More than
                            Total        a year        2008-2009    2010-2011        5 years
                         -----------   -----------   -----------   -----------   ------------
Operating leases         $    91,730   $    61,140   $    23,390   $     7,200   $         -
Certificates of deposit   15,601,320     9,609,103     2,286,572     3,296,124       409,522
                         -----------   -----------   -----------   -----------   -----------
Totals                   $15,693,051   $ 9,670,243   $ 2,309,962   $ 3,303,324   $   409,522
                         ===========   ===========   ===========   ===========   ===========


Item 3. - Legal Proceedings

     At December 31, 2006 the Company had no outstanding legal proceedings that would have a material affect on the financial statements.


Item 4. - Submission of Matters to a Vote of Security Holders

     No matters were submitted during the fourth quarter of 2006 to a vote of our shareholders.



PART II.

Item 5. - Market for Registrant's Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Common Stock and Dividend Information

     Our common stock trades on the NASDAQ Capital Market under the symbol UNIB. The high and low sales prices of our common stock as quoted by NASDAQ, for each quarter since January 1, 2005 are listed below:

                                         High               Low
2007
First Quarter through March 16          $2.37              $1.85

2006
First Quarter                            2.95               1.76
Second Quarter                           2.90               1.95
Third Quarter                            2.54               2.04
Fourth Quarter                           2.38               1.90

2005
First Quarter                            2.25               1.66
Second Quarter                           2.35               1.75
Third Quarter                            2.00               1.52
Fourth Quarter                           2.00               1.53

     As of the March 16, 2007 we had approximately 622 stockholders including approximately 483 beneficial owners of shares held by brokerage firms or other institutions.

     Our shareholders authorized a 1 for 2 reverse stock split in November 2002; however, management has opted, at this time, not to implement the reverse stock split. No cash dividends have been paid on our common stock. We do not currently anticipate declaring or paying cash dividends on our common stock in 2007.

Certain Sales of Equity Securities

     In 2006, the Company issued 100,500 shares of common stock as compensation for services rendered to a company that assisted in the development of UIFC and its products. There were no repurchases of common stock in 2006.

     Also during 2006, the Company sold 7,200 shares of preferred stock at $1,000 per share. The Company issued 2,681 additional preferred shares to the preferred shareholder as 9.0% paid-in-kind dividends. There were no repurchases of preferred stock in 2006.

Item 6. - Management's Discussion and Analysis of Financial Condition and Results of Operations

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

     This report includes "forward-looking statements" as that term is used in the securities laws. All statements regarding our expected financial position, business and strategies are forward-looking statements. In addition, the words "anticipates," believes," "estimates," "seeks," "expects" "plans," intends," and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. The presentation and discussion of the provision and allowance fort loan losses and statements concerning future profitability or future growth or increases, are examples of inherently forward-looking statements in that they involve judgments and statements of belief as to the outcome of future events. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and out future prospects include, but are not limited to changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area and accounting principles, policies and guidelines. These risks and uncertainties should not be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning us and our business, including additional factors that could materially affect our financial results, is included in our other filings with the Securities and Exchange Commission.

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

University Bank Has Incurred Significant Losses And May Never Achieve Sustained Profitability

     University Bank sold its profitable Upper Peninsula operations in late 1994 and relocated to Ann Arbor in early 1996. University Bank had a net loss from operations each year between 1995 and 2001 and again in 2004 and 2006. University Bank had a profit in 2002, 2003 and 2005. Management of the Bank believes the transfer into the bank of the remainder of the $30 million in zero interest cost escrow deposits controlled by Midwest Loan Services in mid-December 2006 should result in the bank achieving sustained profitability, but there is no assurance that expenses will not rise or other income sources will not fall as a result of some unanticipated future event.

University Bancorp had an accumulated deficit from operations of $950,038 at December 31, 2006.

The Company's Stock Is Controlled By Insiders Of The Company, Which May Not Provide You With The Best Possible Return On Your Investment

     Insiders hold a majority of the shares outstanding of the Company. The Ranzini Group (Mr. Stephen Lange Ranzini, Dr. Joseph Lange Ranzini, Mr. Paul Lange Ranzini, Orpheus Capital, L.P., City Fed Financial and the Ranzini Family Trust dated 12/20/89) beneficially owns 2,637,718, or 62.15% of the issued and outstanding shares at March 16, 2007. These individuals are able to exert a significant measure of control over University Bancorp's affairs and policies. This control could be used, for example, to help prevent an acquisition of University Bancorp, precluding shareholders from possibly realizing any possible premium that may be offered for the common stock by a potential acquirer.

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

The Michigan Economy and the Ann Arbor Area Economy are Likely to Shrink Over the Next Few Years

     In early 2007, Pfizer and ABN Amro Mortgage, the largest and third largest private sector employers in Ann Arbor, announced the closure of their operations in Ann Arbor, with the loss of approximately 5,200 jobs. The future impact on the area economy of these cutbacks is expected to have a material adverse impact on the Ann Arbor economy. Michigan's economy has declined for six years in a row and current projections are that ongoing structural cutbacks in the auto industry will cause further job losses through at least 2010. The overall impact on banks located in areas of economic decline is to restrain growth and cause greater than historical loan losses.

The Year Ended December 31, 2006 Compared to the Years Ended December 31, 2005

Summary of Results of Operations

     The Company's net loss was $401,698 in 2006, versus net income of $1,989,169 in 2005. Basic earnings (loss) per share for 2006 and 2005 were $(0.10) and $0.48, respectively.

     The following table summarizes the pre-tax income (loss) of each profit center of the Company for the years ended December 31, 2006 and 2005(in thousands):

                                        2006        2005
                                       ------      ------
         Community Banking             $(953)      $1,361
         Midwest Loan Services          1,016         646
         Corporate Office               (485)        (118)
                                       ------      ------
         Total                         $(422)      $1,889
                                       ======      ======

 Earnings during 2006 were restrained by start-up expenses at University Islamic Financial Corporation and the restructuring of an agreement with a company that assisted in the initial development of the Islamic subsidiary and products. Community Banking reported a pre-tax loss of $953,000 during the year ended December 31, 2006 compared to pre-tax net income of $1,361,000 during the same period in 2005. There were two material transactions in 2005 that enhanced results in that year. In 2005, the Bank was provided with a lease termination buyout and recorded income of $800,000 from this agreement. As part of the agreement the Bank moved out of its lease facility into another facility that was purchased in June 2005. This income was partly offset by additional costs of $300,000 incurred in carrying two headquarters for six months of 2005 during the transition between the two locations. The second transaction occurred in December 2005. The Bank spun off its Islamic banking division into a separate corporation capitalized with $10,000,000. The Bank sold off 20% of its shares in this corporation to outside investors for $3,000,000. The transaction resulted in a $1,000,000 capital gain. This income was partially offset by a cost of $80,000 incurred to buyout the rights to profit sharing in future mortgage alternative securitization income of a consulting firm that assisted us in forming the Islamic Banking Division.

     The operating profit of Midwest increased to $1,016,000 from $646,000 in 2005. Due to increasing rates, mortgage originations income was down in 2006 as compared to 2005. However, this decrease was offset by an increase in revenues from mortgage loan servicing and sub-servicing. At Midwest, the volume of mortgage loans serviced increased 24.2% to 32,461 at December 31, 2006 from 26,144 loans as of December 31, 2005.

     Within the Corporate Office a large contract modification expense increased the year to date pre-tax loss in 2006 to $350,000 from a pre-tax loss of $55,000 in 2005. In April 2006, the Company agreed to modify a relationship with a company that assisted in the development of the Islamic Banking subsidiary and products. Under the original agreement, University Islamic Financial Corporation was to pay a share of revenue earned from all future mortgage alternative products sold in the secondary market. University Islamic Financial Corporation agreed to pay this company $100,000 in cash and the Company paid 100,500 shares of University Bancorp, Inc. common stock and stock options totaling 48,563 with a strike price starting at $2.50 and increasing to $3.50 through June 30, 2015 to eliminate this provision in the agreement, as well as to acquire the firm providing trustee services for some of the Islamic financings. By modifying the agreement, the Company will materially reduce future expenses related to the agreement.

     Income tax (benefit) in 2006 was $(20,000) and $(100,000) in 2005. In 2006,
the Company recorded a deferred tax benefit of $40,000. The benefit results from the expected utilization of the net operating carry-forward in future periods. This benefit was offset by a current tax expense of $20,000. In 2005, a tax benefit was recognized because of the operating profit in 2005 and 2003, and therefore a portion of existing net operating loss carry-forwards were reasonably expected to reduce future amounts of taxable income.

Net Interest and Financing Income

2006 as compared with 2005

     Net interest and financing income increased to $2,759,432 for year ended December 31, 2006 from $2,319,755 for the same period in 2005. The yield on average earning assets increased from 6.90% in 2005 to 6.99% in 2006. This increase occurred as interest and profit bearing assets re-priced in a higher rate environment in 2006 than had prevailed in earlier periods. Overall, average interest and profit bearing assets increased from $47,438,660 in 2005 to $58,026,347 in 2006. The increase occurred primarily in Federal Funds and Bank Deposits. This category increased by $6,231,322. The source for the increase came primarily from an increase in custodial demand deposits which are controlled by Midwest. In mid-December, these custodial demand deposits rose from approximately $12 million to $30 million as Midwest transferred the remainder of the custodial demand deposits that it controlled to the Bank from another financial institution. The financial impact in 2007 and future years of this transfer and the resulting increase in custodial demand deposits is expected to be material, since each increase of $1 million in the average monthly balance increases net interest income by approximately $45,000 per year.

     The cost of interest bearing and profit sharing liabilities increased from 2.07% for the 2005 period to 2.41% in 2006. Average interest bearing and profit sharing liabilities increased from $46,106,469 in 2005 to $53,719,641 in 2006. As noted above, interest bearing demand deposits increased due to an increase in custodial funds held by Midwest as part of its duties as a mortgage servicer and subservicer.

     The net yield on earning assets decreased slightly from 4.89% in 2005 to 4.76% in 2006. The decrease in the net interest and profit margin is attributable primarily to a significant increase in Federal Funds and Bank Deposits. This asset category is short term in nature and has a lower yield than longer term asset categories such as loans. Accordingly, as interest rates rose throughout 2005 and 2006, the yield on interesting bearing deposits increased at a faster pace than the overall yield on interest bearing assets. Overall, due to the growth in the volume of earning assets, net interest and financing income increased from $2,319,755 in 2005 to $2,759,442 in 2006.


     The following tables present for the average balances, the interest and profit earned or paid, and the weighted average yield for the period indicated:

NET INTEREST AND PROFIT INCOME

                                                             2006
                                               ---------------------------------
                                               Average       Interest    Average
                                               Balance       Inc(Exp)     Yield
                                             -----------   ----------   --------
Interest and Profit Earning Assets:
          Commercial Loans                   $17,961,252   $1,589,030     8.85%
          Real Estate Loans (1)               29,866,139    1,930,141     6.46%
          Installment Loans                    1,549,014      121,527     7.85%
                                             -----------   ----------   --------
              Total Loans                     49,376,405    3,640,698     7.37%
                                             -----------   ----------   --------
     Investment Securities                     1,610,048       63,108     3.92%
     Federal Funds & Bank Deposits             7,039,894      349,672     4.97%
                                             -----------   ----------   --------

        Total Interest Bearing  and
        Profit Sharing Assets                 58,026,347    4,053,478     6.99%
                                             -----------   ----------   --------
Interest Bearing and Profit Sharing Liabilities:
     Deposit Accounts:
         Demand                               21,111,824      145,743     0.69%
         Savings                                 329,838        3,283     1.00%
         Time                                 14,219,749      651,025     4.58%
         Money Market Accts                   17,977,564      491,408     2.73%
         Short-term Borrowings                    80,666        2,587     3.21%
         Long-term Borrowings                          0            0     0.00%
                                             -----------   ----------   --------
         Total Interest Bearing and Profit
          Sharing Liabilities                 53,719,641    1,294,046      2.41%
                                             -----------   ----------   --------
Net earning assets, net interest and profit
   income , and net spread                   $ 4,306,706   $2,759,432      4.58%
                                             ===========   ==========
Net Interest and Profit Margin                                             4.76%

     (1) Actual yields; not adjusted to take into account tax-equivalent yields.

NET INTEREST AND PROFIT INCOME
                                                            2005
                                             -----------------------------------
                                               Average      Interest     Average
                                               Balance      Inc(Exp)     Yield
                                             -----------   ----------   --------
Interest and Profit Earning Assets:
          Commercial Loans                   $16,910,945   $1,416,280      8.37%
          Real Estate Loans (1)               25,762,012    1,605,405      6.23%
          Installment Loans                    2,038,274      160,747      7.89%
                                             -----------   ----------   --------
              Total Loans                     44,711,231    3,182,432      7.12%
                                             -----------   ----------   --------
     Investment Securities                     1,918,857       55,784      2.91%
     Federal Funds & Bank Deposits               808,572       34,675      4.29%
                                             -----------   ----------   --------
Total Interest Bearing  and
        Profit Sharing Assets                 47,438,660    3,272,891      6.90%
                                             -----------   ----------   --------
Interest Bearing and Profit Sharing Liabilities:
     Deposit Accounts:
         Demand                               10,202,304       32,146      0.32%
         Savings                                 471,145        4,612      0.98%
         Time                                 14,888,596      492,222      3.31%
         Money Market Accts                   19,312,868      380,621      1.97%
         Short-term Borrowings                 1,225,219       43,203      3.53%
         Long-term Borrowings                      6,337          332      5.24%
                                             -----------   ----------   --------
Total Interest Bearing and Profit
 Sharing Liabilities                          46,106,469      953,136      2.07%
                                             -----------   ----------   --------
Net earning assets, net interest and profit
   income , and net spread                   $ 1,332,191   $2,319,755      4.83%
                                             ===========   ==========
Net Interest and Profit Margin                                             4.89%

     (1) Actual yields; not adjusted to take into account tax-equivalent yields.


     The tables above do not specify the average level of non-interest bearing demand deposits, which were $6,467,744 and $3,641,640, for the years ended December 31, 2006 and 2005, respectively.

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

RATE VOLUME TABLE
                                                      2006 - 2005
                                         -----------------------------------
                                           Change       Change
                                           Due To       Due To      Total
                                           Volume        Rate       Change
                                         ---------   ---------   ---------
Interest and Financing Income:
   Commercial Loans                      $  90,562   $   82,188   $ 172,750
   Real Estate Mortgage Loans              263,446       61,290     324,736
   Installment/Consumer Loans             (38,389)        (831)    (39,220)
   Investment Securities                   (9,966)       17,290       7,324
   Federal Funds & Bank Deposits           308,659        6,338     314,997
                                         ---------   ----------   ---------
     Total Interest and Financing Income   614,312      166,275     780,587
                                         ---------   ----------   ---------

Interest Bearing and Profit Sharing Liabilities:
   Demand Deposits                          53,742       59,855      113,596
   Savings Deposits                        (1,405)           76      (1,329)
   Time Deposits                          (23,002)      181,805      158,803
   Money Market Accounts                  (27,860)      138,647      110,787
   Short-term Borrowings                  (37,041)      (3,575)     (40,615)
   Long-term Borrowings                      (332)       -            (332)
                                         ---------   ----------   ---------
     Total Interest and Profit
         Sharing Expense                  (35,898)     376,808     340,910
                                         ---------   ----------   ---------
     Net Interest and Financing Income   $ 650,210   $(210,533)  $ 439,677
                                         =========   ==========  =========

Loan Portfolio
     Information regarding the Bank's loan portfolio as of December 31, 2006 and 2005 is set forth under Note 5 to University Bancorp's consolidated financial statements included with this report.

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

     Non-performing loans are defined as loans which have been placed on non-accrual status and loans over 90 days past due as to principal or interest and still in an accrual status. Where serious doubt exists as to the collectibility of a loan, the accrual of interest is discontinued. See Note 5 of the Consolidated Financial Statements for additional information regarding impaired and past due loans. Non-performing loans amounted to $59,605 and $349,681 at December 31, 2006 and 2005, respectively. At December 31, 2005, there were loans totaling $10,172 that were past due over 90 days, but still accruing interest. Payments were made to bring these loans to a current status shortly after year-end.

     The provision for loan losses was $153,297 in 2006 and $17,209 for the same period in 2005. The provision increased due to applying historical loss ratios to the growth in the loan portfolio and weak economic conditions in the southeastern Michigan area which increased management's estimates for future losses from economic factors.

     Loans charged off, net of recoveries, were $36,721 and $20,916 in 2006 and 2005, respectively. The allowance for possible loan losses totaled $465,992 and $349,416 at the end of 2006 and 2005, respectively. The following table summarizes the loan loss expense for the Bank for the years ended December 31, 2006 and 2005.

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES ($ amounts in thousands)
                                           2006           2005
                                           ----           ----
Balance at beginning of the period        $ 349          $ 353
Charge offs - Domestic:
  Commercial loans                           43             23
  Real estate mortgages                       -             11
  Installment loans                           -              -
                                           ----           ----
    Subtotal                                 43             34
                                           ----           ----
Recoveries - Domestic:
  Commercial loans                            6             12
  Real estate mortgages                       -              -
  Installment loans                           1              1
                                           ----           ----
    Subtotal                                  7             13
                                           ----           ----
Net charge offs                              36             21
                                           ----           ----
Provision for loan losses                   153             17
                                           ----           ----
Balance at end of period                  $ 466          $ 349
                                           ====           ====
Ratio of net charge offs during
  period to average loans
  outstanding during period               0.07%          0.05%

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES ($ amounts in thousands)


                             Allocated portion of    Percentage of loans
                                 allowance           in each category to
                                at December 31         total loans
                             --------------------    ------------------
                                   2006    2005       2006     2005
                                  ----     ----      ------   ------
Loan category:
Domestic:
  Commercial loans                $ 274    $  69     33.44%   32.28%
  Real estate mortgages              97      136     63.03%   64.00%
  Installment loans                  19       22      3.53%    3.72%
  Allocated for economic factors     76      122       N/A       N/A
                                  -----    -----    -------  -------
                                  $ 466    $ 349    100.00%  100.00%
                                  =====    =====    =======  =======

                                        At                  At
                                  December 31, 2006   December 31, 2005
                                  -----------------   -----------------

Total loans (1)                      $50,927,197       $45,652,326
Reserve for loan losses              $   465,992       $   349,416
Reserve/Loans %                            0.92%             0.76%
(1) Excludes loans held for sale.

     The Bank's overall loan portfolio is geographically concentrated in Ann Arbor and the future performance of these loans is dependent upon the performance of relatively limited geographical areas. As a result of the weak Michigan economy and recent negative developments in the Ann Arbor area economy (see "Risk Factors" above), the Bank's future loss ratios may exceed historical loss ratios.

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

Non-Interest Income and Non-Interest Expense

     Non-interest income. Total non-interest income decreased to $4,467,845 for the year ended December 31, 2006 from $5,891,330 for the same period in 2005. In 2005, non-interest income was impacted by two large non-recurring transactions. Excluding the two non-recurring transactions, non-interest income showed an overall increase in 2006 over 2005, principally due to growth of the mortgage loan servicing operation at Midwest. Fees from loan servicing and sub-servicing increased at Midwest as the number of customers increased. In 2005, other income was significantly higher than in 2006 due to income derived from the buyout of the Bank's lease from a developer and a gain from the sale of Bank owned shares in the Islamic Banking subsidiary. The Bank agreed to terminate its lease agreement early in exchange for $800,000. The Bank moved out of its leased facility in December 2005 and moved to another facility that it purchased in June 2005. Also, the Bank earned $1,000,000 from the sale of 20% of the Islamic Banking subsidiary for $3,000,000.

      Mortgage banking. At December 31, 2006, Midwest was sub-servicing 32,461 mortgages, an increase of 24.2% from 26,144 mortgages at December 31, 2005. The balance of loans sub-serviced was $4.0 billion at December 31, 2006 as compared with over $3.2 billion at December 31, 2005.

     Securities. There were no sales of marketable and non-marketable equity securities in 2006 and 2005.

     At December 31, 2006 net unrealized losses in the available-for-sale securities were $27,296 and net unrealized gains were $0. At December 31, 2005 net unrealized losses in our available-for-sale securities were $34,721 and net unrealized gains were $0.

     Non-interest expense increased to $7,495,678 in the period ended December 31, 2006 from $6,304,707 for the same period in 2005. The increase was due to the growth in the servicing activity at Midwest and development activity of the Islamic Banking subsidiary. The growth in the number of loans serviced at Midwest has resulted in additional salaries and benefits and other costs related to servicing mortgage loans. In the Islamic banking subsidiary, additional expenses were incurred in the development of products and a contract modification agreement where, in April 2006, the Company agreed to modify a relationship with a company that assisted in the development of the Islamic Banking subsidiary and products. The cost of this agreement in the second quarter of 2006 totaled $260,844. This amount is included in other expense

Income Taxes

     Income tax (benefit) expense in 2006 was $(20,000) and $(100,000) in 2005. In 2006, the Company recorded a deferred tax benefit of $40,000. The benefit results from the expected utilization of the net operating carry-forward in future periods. This benefit was offset by a current tax expense of $20,000. In 2005, a tax benefit was recognized because of the operating profit in 2005 and 2003, and therefore a portion of existing net operating loss carry-forwards were reasonably expected to reduce future amounts of taxable income.

     At December 31, 2006, the Company had net operating loss and tax credit carry-forwards that could be utilized to shelter approximately $3.8 of future taxable income. Realization of income tax benefits are not recorded in the financial statements as realization of these benefits is dependent upon generating sufficient future taxable income. See footnote 13 to the financial statements for more information.

Liquidity and Capital Resources

     Liquidity. Loans receivable, net of reserves and excluding loans held for sale, increased to $50.46 million in 2006 from $45.30 million in 2005. Cash and cash equivalents including Federal Funds sold on an overnight basis at the end of 2006 were $27.38 million, while securities were $672,588. At year-end 2006, the Bank had an unused line of credit from the Federal Home Loan Bank of Indianapolis of $3.2 million, and an unused line of credit from the Federal Reserve Bank of Chicago of $5.0 million.

     University Bank, as an FDIC-insured bank, is subject to certain regulations that require the maintenance of minimum liquidity levels of cash and eligible investments. The Bank has historically exceeded this minimum as a result of its investments in federal funds sold, U.S. government and U.S. agency securities and cash. In addition, University Bancorp had $2,066 in cash at the end of 2006 to meet cash needs, primarily operating expenses including audit and NASDAQ listing fees. Management intends that the cash on hand, the exercise of stock options and possible sale of additional preferred stock will be sufficient to cover our operating expenses during 2007 and 2008. The Company's total stockholders' equity at December 31, 2006 was approximately $5.25 million compared to $5.30 million at December 31, 2005.

     As of December 31, 2006 and 2005, the Bank was in compliance with all the regulatory capital requirements that were applicable (i.e., total capital and Tier 1 capital to risk-weighted assets of at least 8% and 4%, respectively, and Tier 1 capital to average assets of at least 4%). The Bank is considered to be "well-capitalized" under prompt corrective action provisions for each of the ratios. Set forth below are the Bank's regulatory capital ratios as of the end of 2006 and 2005, based on FDIC guidelines. The Bank's overall capital ratios declined in 2006 versus 2005 as a result of the 35.3% increase in the Bank's total assets.

           CAPITAL RATIOS                                 2006            2005
                                                         ------          ------
 Tier 1/Total Average Assets                              9.77%          14.00%
 Tier 1/Total Risk-Weighted Assets                       15.66%          17.63%
 Tier 1 & 2/Total Risk-Weighted Assets                   16.55%          18.44%

Recently Issued Accounting Standards

     Financial Accounting Standards Board's (FASB) Final Interpretation No. 48,"Accounting for Uncertainty in Income Taxes" ("FIN 48"). This interpretation was issued on July 13, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB No. 109, "Accounting for Income Taxes." This interpretation provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Further, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption.

     Financial  Accounting Standards Board Statement No. 156 - Accounting
for Servicing of Financial Assets. This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This standard requires all separately recognized servicing assets and liabilities to be initially measured at fair value and either amortized over the period of estimated servicing income and assessed for impairment each reporting period, or measured at fair value each reporting period with changes in fair value reported in earnings the period in which changes occur. This standard is effective for fiscal years beginning after September 15, 2006. The Company is in the process of evaluating the expected effect of this pronouncement and is currently unable to determine the impact, if any, that they may have on its results of operations, financial position and cash flows.


     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FASB 157). FASB 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of FASB 157, guidance for applying fair value was incorporated in several accounting pronouncements. FASB 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. FASB 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under FASB 157, fair value measurements are disclosed by level within that hierarchy. While FASB 157 does not add any new fair value measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. FASB 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not determined the impact of adopting FASB 157 on its financial statements.

     In September 2006, the FASB issued FASB No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans (FASB 158), which amends FASB 87 and FASB 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under FASB 158, gains and losses, prior service costs and credits, and any remaining transition amounts under FASB 87 and FASB 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date - the date at which the benefit obligation and plan assets are measured

- is required to be the company's fiscal year end. FASB 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. Adoption of this FASB is not expected to have a material impact on the Company's financial statements.

     In February 2007, the FASB issued FASB No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB No. 157. The Company is continuing to evaluate the impact of this statement.

     In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulleting No. 108 ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company's balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has adopted SAB 108, with no impact on the Company's financial position or results of operations.

Item 7. - Consolidated Financial Statements





                       UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                       ------------------------------------------

                        CONSOLIDATED FINANCIAL STATEMENTS
                        ---------------------------------

                           DECEMBER 31, 2006 and 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
University Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of University Bancorp, Inc. and Subsidiaries (the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive income
(loss),  stockholders'  equity  and cash  flows  for the two year  period  ended
December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of University Bancorp, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the two year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted statement of Financial Accounting Standards No. 123(R), "Share Based Payments," effective January 1, 2006.



/s/ UHY LLP


Southfield, Michigan
April 9, 2007



                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 31, 2006 and 2005

                                                                                December 31,          December 31,
ASSETS                                                                             2006                  2005
                                                                                -----------          -----------
Cash and due from banks                                                         $27,381,113          $ 7,746,666
Investment securities available for sale, at market                                 672,588              833,762
Federal Home Loan Bank Stock                                                        714,600              941,200
Loans and financings held for sale, at the lower of cost or market                1,951,629            1,446,575
Loans and financings                                                             50,927,197           45,652,326
Allowance for loan losses                                                         (465,992)            (349,416)
                                                                                -----------          -----------
     Loans and financings, net                                                   50,461,205           45,302,910

Premises and equipment, net                                                       2,696,062            2,802,816
Mortgage servicing rights, net                                                    1,516,100            1,471,808
Real estate owned, net                                                              289,212              276,987
Accounts receivable                                                                 253,866            2,585,524
Accrued interest and profit receivable                                              304,863              205,069
Prepaid expenses                                                                    384,113              285,015
Goodwill                                                                            103,914              103,914
Other assets                                                                        616,616              537,666
                                                                                -----------          -----------
      TOTAL ASSETS                                                              $87,271,741          $64,539,912
                                                                                ===========          ===========

                                                                 -Continued-



                  UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 31, 2006 and 2005

                                                                                December 31,          December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                               2006                  2005
                                                                                -----------          -----------
Liabilities:
Deposits:
  Demand - non interest bearing                                                 $ 5,086,312          $ 2,919,887
  Demand - interest bearing and profit sharing                                   57,925,964           34,485,047
  Savings                                                                           268,585              418,308
  Time                                                                           15,601,321           18,197,803
                                                                                -----------          ------------
     Total Deposits                                                              78,882,182           56,021,045
Accounts payable                                                                     59,384              395,604
Accrued interest and profit sharing payable                                          73,532              110,619
Other liabilities                                                                   368,837              210,190
                                                                                -----------          -----------
     Total Liabilities                                                           79,383,935           56,737,458
Minority Interest                                                                 2,636,559            2,501,873
Stockholders' equity:
  Preferred stock, $0.001 par value;
    $1,000  liquidation value;
    Authorized - 500,000 shares;
    Issued - 37,672 shares in 2006 and
             27,791 shares in 2005                                                       38                   28
  Common stock, $0.01 par value;
    Authorized - 5,000,000 shares;
    Issued - 4,363,562 shares in 2006 and
             4,263,062 shares in 2005                                                43,635               42,630
  Additional paid-in-capital                                                      6,488,960            6,149,990
  Additional paid-in-capital - stock options                                         36,478                 -
  Treasury stock - 115,184 shares in 2006
    and 2005                                                                      (340,530)            (340,530)
  Accumulated deficit                                                             (950,038)            (516,816)
  Accumulated other comprehensive loss,
    unrealized losses on securities
    available for sale, net                                                        (27,296)             (34,721)
                                                                                -----------          -----------
     Total Stockholders' Equity                                                   5,251,247            5,300,581
                                                                                -----------          ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $87,271,741          $64,539,912
                                                                                ===========          ===========
See notes to consolidated financial statements.




                                   UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                                    Consolidated Statements of Operations
                                For the Years Ended December 31, 2006 and 2005

                                                                                  2006                   2005
                                                                                -----------          ------------

Interest and financing income:

  Interest and fees on loans and  financing income                              $ 3,640,698          $  3,182,432
  Interest on investment securities:
   U.S. Government agencies                                                          19,829                16,107
   Other securities                                                                  43,279                39,677
  Interest on Federal funds and other                                               349,672                34,675
                                                                                -----------          ------------
     Total interest income and financing income                                   4,053,478             3,272,891
                                                                                -----------          ------------
Interest and profit sharing expense:
  Interest and profit sharing on deposits:
   Demand deposits                                                                  637,151               412,767
   Savings deposits                                                                   3,283                 4,612
   Time certificates of deposit                                                     651,025               492,222
  Short term borrowings                                                               2,587                43,203
  Long term borrowings                                                                    -                   332
                                                                                -----------          ------------
     Total interest and profit sharing expense                                    1,294,046               953,136
                                                                                -----------          ------------
     Net interest and financing income                                            2,759,432             2,319,755
Provision for loan losses                                                           153,297                17,209
                                                                                -----------          ------------
     Net interest and financing income after
     provision for loan losses                                                    2,606,135             2,302,546
                                                                                -----------          ------------
Other income:
   Loan servicing and sub-servicing
      fees                                                                        2,390,681             1,736,285
  Initial loan set-up and other fees                                              1,303,583             1,396,813
  Net gain on sale of mortgage loans                                                100,450               308,648
  Insurance & investment fee income                                                 248,077               200,585
  Deposit service charges and fees                                                   90,521               107,100
  Gain on the sale and leaseback of
   premises                                                                               -               210,315
  Other                                                                             334,533             1,931,584
                                                                                -----------          ------------
     Total other income                                                           4,467,845             5,891,330
                                                                                -----------          ------------
                                -Continued-


                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (continued)
                 For the Years Ended December 31, 2006 and 2005

                                                                                   2006                 2005
                                                                                -----------          ------------

Other expenses:
  Salaries and benefits                                                         $ 3,442,951          $ 3,000,918
  Occupancy, net                                                                    524,979              517,167
  Data processing and equipment expense                                             611,377              570,008
  Legal and audit                                                                   307,219              343,135
  Consulting fees                                                                   254,943              287,117
  Mortgage banking                                                                  172,910              190,671
  Servicing rights amortization                                                     239,075              137,736
  Advertising                                                                       239,183              162,296
  Memberships and training                                                          151,230               90,902
  Travel and entertainment                                                          193,790              148,159
  Supplies and postage                                                              310,826              240,322
  Insurance                                                                         175,027              153,280
  Other operating expenses                                                          737,482              401,241
                                                                                -----------          ------------
     Total other expenses                                                         7,360,992            6,242,952
                                                                                -----------          ------------
Income(loss) before income taxes and minority interest                            (287,012)            1,950,924
Income tax (benefit)                                                               (20,000)             (100,000)
                                                                                -----------          ------------
Income(loss) before minority interest                                             (267,012)            2,050,924
Minority interest in consolidated subsidiaries' earnings                           134,686                61,755
                                                                                -----------          ------------
     Net Income(loss)                                                           $ (401,698)          $ 1,989,169
                                                                                ===========          ============
Basic earnings(loss)per common share                                            $    (0.10)          $      0.48
                                                                                ===========          ============
Diluted earnings(loss)per common share                                          $    (0.10)          $      0.47
                                                                                ===========          ============
Weighted average shares outstanding -Basic                                        4,222,771            4,146,504
Weighted average shares outstanding -Diluted                                      4,222,771            4,184,430

See notes to consolidated financial statements.

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
              Consolidated Statements of Comprehensive (Loss)Income
                 For the Years Ended December 31, 2006 and 2005




                                                  2006                   2005
                                                ----------            ----------
Net (loss)income                                $(401,698)            $1,989,169
Other comprehensive income:
 Net unrealized gains on
 securities available for sale -
 net of deferred taxes of $0 and
 $0, respectively                                   7,425                 16,636
                                                ----------            ----------
Comprehensive (loss)income                      $(394,273)            $2,005,805
                                                ==========            ==========


See notes to consolidated financial statements.




                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                 For the years ended December 31, 2006 and 2005



                                              Preferred Stock      Common Stock                                Treasury Stock
                                                $.001 Par                                      Additional
                                                  Value          $.01 Par Value                Paid In
                                               ---------------  ----------------   Additional   Capital-
                                               Number of   Par   Number of   Par     Paid In     Stock     Number of
                                                Shares    Value   Shares    Value    Capital    options    Shares        Cost
                                               ----------------  ---------  ------  ---------  ---------  ---------  --------
Balance January 1, 2005                             -      $-    4,240,641 $42,406 $5,841,331  $    -     (115,184)  $(340,530)
                                               ---------  -----  ---------  ------  ---------  ---------  ---------  ---------
Issuance of preferred stock at $1,000 per
share, net of expenses of $10,000                 27,791    28                        267,883

Preferred stock dividend

Issuance of common stock at weighted average
price of $1.11 per share, net of expenses of
$0.00                                                               22,421     224     40,776

Decrease in unrealized loss on securities
available for sale, net of tax
Net Income
                                               ---------  -----  ---------  ------  ---------  ---------  ---------  ---------
December 31, 2005                                 27,791    28   4,263,062  42,630  6,149,990             (115,184)  (340,530)
                                               ---------  -----  ---------  ------  ---------  ---------  ---------  ---------
Issuance of preferred stock at $1,000 per share    7,200     7                         71,993

Preferred stock dividend

Conversion of accrud preferred stock
dividends into shares of preferred stock           2,681     3                         26,782

Issuance of common stock in exchange for
services - weighted average price of
$2.40 per share on effective date                                  100,500   1,005    240,195

Stock Option awards                                                                             36,478

Decrease in unrealized loss on securities available for sale, net of tax

Net Income
                                               ---------  -----  ---------  ------  ---------  ---------  ---------  ---------
December 31, 2005                                 37,672   $38   4,363,562 $43,635 $6,488,960   $36,478   (115,184) $(340,530)
                                               =========  =====  =========  ======  =========  =========  =========  =========

                                  -CONTIUNED-




                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                 For the years ended December 31, 2006 and 2005





                                                          Accumulated
                                                          Retained
                                                           Earnings    Comprehensive  Stockholders'
                                                          (Deficit)       Loss           Equity
                                                          ------------    ---------    ----------
Balance January 1, 2005                                   $(2,490,224)    $(51,357)    $3,001,626
                                                          ------------    ---------    ----------
Issuance of preferred stock at $1,000 per                                                 267,911
share, net of expenses of $10,000

Preferred stock dividend                                      (15,761)                   (15,761)

Issuance of common stock at weighted average
price of $1.11 per share, net of expenses of
$0.00                                                                                      41,000

Decrease in unrealized loss on securities
available for sale, net of tax                                               16,636        16,636

Net Income                                                   1,989,169                  1,989,169
                                                          ------------    ---------    ----------
Balance, December 31, 2005                                   (516,816)     (34,721)    $5,300,581
                                                          ------------    ---------    ----------
Issuance of preferred stock at $1,000 per share                                            72,000

Preferred stock dividend                                      (31,524)                   (31,524)

Conversion of accrued preferred stock
dividends into shares of preferred stock                                                   26,785

Issuance of common stock in exchange for
services - weighted average price of
$2.40 per share on effective date                                                         241,200

Stock option awards                                                                        36,478

Decrease in unrealized loss on securities
available for sale, net of tax                                                7,425         7,425

Net Loss                                                     (401,698)                  (401,698)
                                                          ------------    ---------    ----------
Balance, December 31, 2006                                $ (950,038)    $(27,296)    $5,251,247
                                                          ============    =========    ==========


See notes to consolidated financial statements.



                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                 For the years ended December 31, 2006 and 2005

                                                                                     2006            2005
                                                                                ------------    -------------
       Operating activities:
       Net income (loss)                                                        $  (401,698)    $   1,989,169
       Adjustments to reconcile net income(loss) to net cash provided by operating activities:
           Depreciation                                                              382,219          337,592
           Amortization                                                              239,075          137,736
           Provision for loan loss                                                   153,297           17,209
           Net gain on sale of mortgages                                           (100,450)         (308,648)
           Gain on the sale and leaseback of premises                                   -            (210,315)
           Net gain on other real estate owned                                     (105,414)          (9,294)
           Net accretion on securities                                                 (315)          (1,143)
           Deferred income tax (benefit)                                                -           (100,000)
           Originations of mortgage loans                                       (44,313,744)     (55,785,241)
           Proceeds from mortgage loan sales                                      43,909,140       55,493,714
           Stock awards                                                                5,479              -
           Non-e,ployee stock awards                                                 272,199              -
           Net change in:
             Other assets                                                          2,071,189      (2,892,916)
             Other liabilities                                                      (79,974)        2,482,328
                                                                                ------------    -------------
       Net cash provided by operating activities                                   2,031,003        1,150,191
                                                                                ------------    -------------
       Investing activities:
             Proceeds from maturities of
               investment securities                                                 168,914          290,624
             Proceeds from sale of other real estate
               owned                                                                472,997          713,611
             Loans granted, net of repayments                                    (5,691,400)      (3,132,020)
             Premises and equipment expenditures                                   (275,465)      (2,283,704)
                                                                                ------------    -------------
       Net cash used in investing activities                                     (5,324,954)      (4,411,489)
                                                                                ------------    -------------
                                                    -Continued-



                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                 For the years ended December 30, 2006 and 2005

                                                                               2006               2005
                                                                                ------------    -------------
     Financing activities:
           Net increase in deposits                                               22,861,137       11,433,246
           Net decrease in short term borrowings                                          -       (2,416,000)

           Principal payments on long term borrowings                                     -          (34,000)
           Dividends on preferred stock                                              (4,739)         (12,361)
           Issuance of preferred stock                                                72,000          264,510
           Issuance of common stock                                                       -            41,000
                                                                                ------------    -------------
            Net cash provided by financing
             activities                                                           22,928,398        9,276,395
                                                                                ------------    -------------

               Net change in cash and cash
                 equivalents                                                      19,634,447        6,015,097
     Cash and cash equivalents:
          Beginning of year                                                        7,746,666        1,731,569
                                                                                ------------    -------------
          End of year                                                           $ 27,381,113    $   7,746,666
                                                                                ============    =============

     Supplemental disclosure of cash flow information:
           Cash paid for interest                                               $  1,331,133    $     892,813
           Cash paid for federal income taxes                                   $     41,253    $           -

     Supplemental disclosure of non-cash transactions:
           Decrease in unrealized loss on securities available
            for sale, net of deferred taxes of $0 and $0, respectively          $      7,425    $      16,636
           Mortgage loans converted to other real estate owned                  $    379,808    $     458,577
           Fixed assets converted to basis in partnership                       $       -       $      90,000
           Dividends on preferred stock converted to additional shares
           of preferred stock                                                   $     26,785    $       3,400

See notes to consolidated financial statements.

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                 For the years ended December 31, 2006 and 2005

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

          Midwest is engaged in the business of servicing and sub-servicing residential mortgage loans. Midwest began operations in 1992 and was acquired by University Bank in December, 1995. Midwest is based in Houghton, Michigan, and also originates mortgage loans for itself and other financial institutions, including the Bank (See Note 2).

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

          Use of Estimates in Preparing Financial Statements
          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions based upon available information. These estimates and assumptions affect the reported amounts and disclosures. Actual results could differ from those estimates.

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

          Securities
          Securities are classified as available for sale at the date of purchase. All securities are classified as available for sale at December 31, 2006 and 2005. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income or loss. Realized gains are based on specific identification of amortized cost. Securities are written down to fair value when a decline in fair value is not temporary. Interest income includes amortization of purchase premium or discount. Other securities such as Federal Home Loan Bank stock are carried at cost.

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

          Mortgage banking activities
          Mortgage banking activities include retail and servicing operations. Mortgage loans held for sale are valued at the lower of cost or market as determined by bid prices for loans in the secondary market. The loans are sold without recourse, except in the event that documentation errors are made during the origination process. Loan servicing and sub-servicing fees are contractually based and are recognized monthly as earned over the life of the loans.

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

          Premises and equipment
          Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed primarily on the straight-line method for bank premises and the accelerated method for equipment and land improvements over their estimated useful lives. The Company uses the following useful lives as of December 31, 2006:

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


          Goodwill
          The Company evaluates the carrying value of goodwill during each quarter of each year and between quarterly evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned, to the reporting unit's carrying amount, including goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its fair value. The Company's evaluation of goodwill completed during the 2006 and 2005 resulted in no impairment losses.

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

          Retirement plan
          The Bank has a 401(K) Plan that allows employees to contribute up to 15% of salary pre-tax, to the allowable limit prescribed by the Internal Revenue Service. Management has discretion to make matching contributions to the Plan. The Bank made no matching contributions for the years ended December 31, 2006 and 2005.

          Employee Stock Ownership Plan (ESOP)
          The Company has a noncontributory ESOP covering all full-time employees who have met certain service requirements. The employees' share in the Company's contribution is based on their current compensation as a percentage of the total employee compensation. As shares are contributed to the plan they are allocated to employees and compensation expense is recorded at the shares' fair value. The Company made no contribution in 2006 and 2005.

          Stock options
          The Company has adopted FASB No. 123(R), "Share-Based Payment", which is a revision of FASB No. 123, "Accounting for Stock Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and was issued in December 2004. The revisions require that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. For the year ended December 31, 2006, the Company recorded $36,478 of compensation expense related to stock options.

          Prior to the 2006 year, the Company adopted the disclosure-only provisions of FASB No. 123. Accordingly, if the Company had elected to recognize compensation cost based on the fair value of the options at grant date, the Company's earnings and earnings per share from continuing operations, assuming dilution, for the year period ended December 31, 2005 would have been the pro forma amounts indicated below:


       Net income, as reported              $1,989,169

       Deduct: Total stock-based employee
       compensation expense determined
       under fair value based method for
       all awards, net of tax                    6,000
                                            ----------
       Pro forma net income                 $1,983,169
                                            ==========

       Earnings per share:                         Basic       Diluted
                                                  ------       -------
       As reported                                $0.48         $0.47
       Pro forma                                  $0.48         $0.47

          Dividend restriction

          Banking regulations require the maintenance of certain capital levels and may limit the amount of dividends that may be paid by a bank to a holding company or by a holding company to shareholders. In addition, a bank cannot pay a dividend until it has net retained earnings equal to 20% of capital and surplus. The Bank's capital and surplus was $5,280,767 at both December 31, 2006 and 2005, and retained earnings of the Bank were $14,186 and $65,170 at December 31, 2006 and 2005, respectively.

          Earnings(loss) per share

          Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method. Earnings per common share have been computed based on the following:

                                                     2006           2005
                                                 -----------     ----------
       Net income (loss)                          $(401,698)     $1,989,169
       Less: Preferred dividends                      31,524         15,761
                                                 -----------     -----------
       Net income(loss available to
          Common shareholders)                    $(433,222)     $1,973,408
                                                  ==========     ==========

                                                    2006            2005
                                                 -----------     ----------
       Weighted average shares outstanding         4,222,771      4,146,504
       Net dilutive effect of stock options           -              37,926
                                                  ----------     ----------
       Diluted average shares outstanding          4,222,771      4,184,430
                                                  ==========     ==========

       For December 31, 2006, the Company incurred a net loss. Accordingly, anti-dilutive impact of the effect of stock options is not shown.

          Comprehensive  Income(Loss)
          Comprehensive income(loss) includes both the net income (loss) and the change in unrealized gains and losses on securities available for sale.

          Segment Reporting
          The Company's segments are determined by the products and services offered, primarily distinguished between banking and mortgage banking operations. Loans, investments, and deposits provide the revenues in the banking operation, and servicing fees, underwriting fees and loan sales provide the revenues in mortgage banking. All operations are domestic.

          Reclassification
          Certain items in the 2005 consolidated financial statements and notes have been reclassified to conform to the 2006 presentation.

2.        Secondary Market Operations
          Midwest provides servicing and sub-servicing of real estate mortgage loans for University Bank and several other financial institutions. The unpaid principal balance of these loans was approximately $4.0 billion and $3.2 billion as of December 31, 2006 and 2005, respectively. Custodial escrow balances maintained in connection with these respective loans was $57.1 million and 40.7 million, at December 31, 2006 and 2005 respectively Most of these Funds are off balance sheet and maintained at University Bank. The following summarizes the operations of Midwest for the years ended December 31:

                                                     2006                2005
                                                  ----------         ----------
      Loan servicing and sub-servicing fees       $2,396,603         $1,747,113
      Loan set-up and other fees                   1,915,867          1,416,870
      Interest income                                 65,764             42,393
      Gain on sale of loans                          100,450            314,820
                                                  ----------         ----------
           Total income                            4,478,684          3,521,196

      Salaries and benefits                        1,812,724          1,560,356
      Amortization of servicing rights               254,047            135,155
      Interest expense                               114,377             35,429
      Other operating expenses                     1,630,354          1,364,341
                                                  ----------         ----------
           Total expenses                          3,811,502          3,095,281
                                                  ----------         ----------
       Income of  Midwest                         $  667,182         $  425,915
                                                  ==========         ==========

          University Bank and Midwest sell conforming residential mortgage loans to the secondary market. These loans are owned by other institutions and are not included in the Company's consolidated balance sheets. Such mortgage loans have been sold predominately without recourse or with limited recourse. The unpaid principal balance of these loans was $152.7 million and 143.4 million at December 31, 2006 and 2005 respectively.

          The following summarizes the activity pertaining to mortgage servicing rights, along with the aggregate activity in related valuation allowances. Table A is calculated net of the valuation allowance described in Table B.

      Table A                                        2006                2005
                                                  ----------         ----------
      Mortgage servicing rights:
      Balance, January 1                          $1,471,808         $1,097,786
      Additions - originated                         283,367            462,283
      Amortization expense                         (203,075)           (215,261)
      Adjustment for asset impairment change        (36,000)            127,000
                                                  ----------         ----------
      Balance, December 31                        $1,516,100         $1,471,808
                                                  ==========         ==========

      Table B
      Valuation allowances:
      Balance, January 1                          $  389,000         $  516,000
      Additions                                       36,000           (127,000)
                                                  ----------         ----------
      Balance, December 31                        $  425,000         $  389,000
                                                  ==========         ==========

          Market interest rate conditions can quickly affect the value of mortgage servicing rights in a positive or negative fashion, as long-term interest rates rise and fall. The amortization of these rights is based upon the level of principal pay downs received and expected prepayments of the mortgage loans. The servicing rights are recorded at the lower of cost or market.

3. Securities available for sale
          The following is a summary of the amortized cost, gross unrealized gains, gross unrealized losses and fair value of securities available for sale at December 31, 2006 and 2005:

     December 31, 2006
                                    Amortized     Unrealized         Fair
                                      Cost      Gains    Losses      Value
                                    --------  --------  --------   --------
     U.S. agency mortgage-backed
             securities             $699,884  $   -     $(27,296)  $672,588
                                    ========  ========  =========  ========


December 31, 2005
                                    Amortized     Unrealized         Fair
                                      Cost      Gains    Losses      Value
                                    --------  --------  --------   --------
     U.S. agency mortgage-backed
             securities             $868,483  $   -     $(34,721)  $833,762
                                    ========  ========  =========  =========


          At December 31, 2006 and 2005, the fair value of securities pledged to secure certain borrowings were $672,588 and $833,762, respectively. The balance of these borrowings at December 31, 2006 and 2005 were $0. Unrealized losses at December 31, 2006 and 2005 have existed for longer than twelve months. This decline is considered temporary as the values of the mortgage-backed securities fluctuate based on changes in current interest rates and prepayment assumptions related to the underlying mortgages. Furthermore, the Company expects to hold these securities sufficiently long enough to recover these unrealized losses.

      Sales of available for sale securities:     2006            2005
                                                  ----            ----
               Proceeds                           $0              $0
               Realized gains                      0               0
               Realized losses                     0               0

          The scheduled maturity date of the securities available for sale at December 31, 2006 is:

                                                 Amortized              Fair
                                   Cost Value
                     2007-2011                     $     0          $      0
                     2012-2016                      32,108            31,325
                     After 2016                    667,776           641,263
                                                   -------           -------
                                                  $699,884          $672,588
                                                  ========          ========

4.   Accounts Receivable
          Accounts receivable were $253,866 and $2,585,524 at December 31, 2006 and 2005, respectively. These balances included the following:
                                                     2006            2005
              Stock subscription receivable from
              sale of stock in University Islamic
              Financial Corporation                 $   -           $1,500,000
              Lease termination receivable              -            1,000,000
              Other                                  253,866            85,524
                                                    --------        ----------
              Total                                 $253,866        $2,585,524
                                                    ========        ==========

5.      Loans
          Major classifications of loans are as follows as of December 31:
                                                    2006                2005
                                                 -----------        -----------
      Commercial                                 $15,705,255        $12,547,975
      Real estate - mortgage                      32,126,182         29,126,299
      Real estate -construction                    1,031,027          1,958,485
      Installment                                  1,795,875          1,707,461
      Credit cards                                   268,858            312,106
                                                 -----------        -----------
         Gross Loans                              50,927,197         45,652,326
      Allowance for loan losses                    (465,922)           (349,416)
                                                 -----------        -----------
         Net Loans                               $50,461,205        $45,302,910
                                                 ===========        ============

          Changes in the allowance for loan losses were as follows:
                                                     2006               2005
                                                  ----------         ----------
      Balance, beginning of year                  $  349,416         $  353,124
      Provision charged to operations                153,297             17,209
      Recoveries                                       7,139             12,701
      Charge-offs                                   (43,860)            (33,618)
                                                  ----------         ----------
      Balance, end of year                        $  465,992         $  349,416
                                                  ==========         ==========

          At December 31, 2005, there are loans totaling $10,172 that were past due over 90 days but still accruing interest. These loans were brought current shortly after December 31, 2005. There are no past due loans over 90 days and still accruing interest at December 31, 2006. Non-accrual loans at December 31 are summarized as follows:



                                                     2006                2005
                                                  ----------         ----------
      Non accrual loans:
      Real estate - mortgage and
         construction loans                       $   59,605         $  317,013
      Commercial loans (non real estate)                -                32,668
                                                  ----------         ----------
                                                  $   59,605         $  349,681
                                                  ==========         ==========

          Information regarding impaired loans for the years ended December 31, is as follows:

      Impaired loans:                                   2006              2005
      --------------                                 ----------       ----------
      Loans with no allowance allocated              $   -            $     -
      Loans with allowance allocated                 $1,240,055       $ 263,344
      Amount of allowance for loan losses allocated  $  243,507       $  30,871

      Impaired loans:
      Average balance during the year                $ 917,591        $ 555,715
      Interest Income recognized thereon             $ 123,786        $    -
      Cash-basis interest income recognized          $ 110,145             -

6. Premises and equipment, net:
          Classifications at December 31 are summarized as follows:
                                                     2006               2005
                                                  ----------         ----------
      Land                                        $  365,000        $   397,811
      Buildings and improvements                   1,725,099          1,761,717
      Furniture, fixtures, equipment and
      software                                     3,252,640          3,023,891
                                                  ----------         ----------
                                                   5,342,739          5,183,419
      Less:  accumulated depreciation             (2,646,677)        (2,380,603)
                                                  ----------         ----------
                   Net premises and equipment     $2,696,062         $2,802,816
                                                  ==========         ==========

          In June 2005, the Bank purchased Hoover, LLC, the owner of the Hoover Mansion, a 17,000 square foot structure.In December 2005, the Bank moved its main office and sole branch to the historic Hoover Mansion located at 2015 Washtenaw Avenue, Ann Arbor, MI. Previously the bank was located in a facility that it sold in a sale-leaseback transaction in 2003.

          Depreciation expense amounted to $382,219 and $337,592 for the years ended December 31, 2006 and 2005, respectively.

          The Bank leases an ATM drive-thru location in Ann Arbor for $7,200 per year and one off-site ATM location for $9,000 per year. Midwest leases its office space for approximately $53,940 per year in Houghton, Michigan. Total rental expense for all operating leases was $63,942 and $195,958 in 2006 and 2005, respectively. The following table summarizes the existing contractual obligations of the Company:

                                    --------- Payments Due By Period -----------
                                    Less than                        More than
                          Total      a year    2008-2009  2010-2011     5 years
                         --------   --------  --------   --------     ---------
    Operating leases     $ 91,730   $ 61,140  $ 23,390   $ 7,200     $      -
                         ========   ========  ========   ========     =========


7.   Time deposits
          Time deposit liabilities issued in denominations of $100,000 or more were $8,126,622 and $11,454,283 at December 31, 2006 and 2005
          respectively.

          At December 31, 2006, stated maturities of time deposits were:

                               2007              $9,609,103
                               2008               1,938,677
                               2009                 347,895
                               2010               2,574,606
                               2011                 721,518
                         Thereafter                 409,522
                                                -----------
                                                $15,601,321
                                                ===========

          The Bank had issued through brokers $1,530,471 and $5,926,000 of time deposits as of December 31, 2006 and 2005, respectively. These time deposits have maturities ranging from one to five months and are included in the table above. These deposits are issued in denominations of less than $100,000.

          The Bank had deposits of $1,157,765 and $1,705,400 from directors, officers and their affiliates as of December 31, 2006 and 2005, respectively.

8.       Stock options
          In 1995, the Company adopted a stock option and stock award plan (the 1995 Stock Plan), which provides for the grant of incentive stock options, as defined in Section 422(b) of the Internal Revenue Code of 1986, as amended, as well as the grant of non-qualified stock options and other stock awards. The plan provides for the grant to officers, directors and key employees of the Company, and independent contractors providing services to the Company, of options to purchase and other awards of common stock. The exercise price of options granted under the plan shall be determined by the Board of Directors, or a compensation committee thereof. Options shall expire on the date specified by the Board of Directors or such committee, but not more than 10 years from the date of grant (or five years from the date of grant for incentive stock options if the grantee owned 10% of the Company's voting stock at the date of grant). The 1995 Stock Plan terminated on November 15, 2005, however, all outstanding options under the plan remain outstanding until expiration, exercise or forfeiture. The following table summarizes the activity relating to options to purchase the Company's common stock:



                                                  Number of     Weighted Average
                                                  Options        Exercise Price
                                                  ----------     ----------
      Outstanding at January 1, 2005                 196,000       $1.69
      Granted - 2005                                 118,463        3.00
      Exercised - 2005                               (4,000)        1.50
      Forfeited - 2005                               (3,500)        2.47
                                                  ----------
      Outstanding at December 31,2005                306,963        2.20
      Granted - 2006                                  48,563        3.00
      Exercised - 2006                                 -0-          0.00
      Forfeited - 2006                               (7,500)        2.47
                                                  ----------
      Outstanding at December 31, 2006               348,026        2.23
                                                  ==========
      -------------------------------------------------------------------------

        At December 31, 2006:
        Number of options immediately exercisable                  312,926
        Weighted average exercise price of immediately
         exercisable options                                         $2.24
       Range of exercise price of options outstanding         $1.00 - $3.00
       Weighted-average remaining life of options outstanding    4.56 years

        The following summarizes assumptions used to value stock options.

                                                    2006               2005
                                                    ----               ----

                     Risk-free interest rate        7.25%             7.25%
                     Expected option life           5.0 years         5.0 years
                     Expected stock price
                       volatility                   22.0%             22.0%
                     Expected dividends              $0                 $0

9. Employee stock ownership plan (ESOP)
          The employees' allocation of ESOP assets is based on their current compensation, after 1 year of service and upon reaching the age of 21. The annual contribution to the ESOP is at the discretion of the Board of Directors. Assets of the plan are comprised entirely of 77,018 shares of the Company's stock at December 31, 2006 and 2005, all of which were fully allocated at December 31, 2006. Upon retirement from the plan, participants can receive distributions of their allocated shares of the Company's stock. The assets of the ESOP are held in trust and were valued at approximately $160,000, and $139,000 at December 31, 2006 and 2005, respectively.

10      Minority Interest
          The Bank owns an 80% interest in the common stock of Midwest, with the remaining 20% owned by the President of Midwest. At December 31, 2006 and 2005, total stockholders' equity of Midwest was $3,293,328 and $2,626,146 resulting in a $657,946 and $524,265 minority interest reflected on the Company's consolidated balance sheets, respectively. The results of Midwest's operations for 2006 and 2005 are included in the Company's consolidated statements of operations.

          Also, included in the consolidated financial statements are the results for University Islamic Financial Corporation (UIFC). The Bank also owns 80% of UIFC. This corporation was formed on December 30, 2005. An outside investor owns the remaining 20% of the corporation. At December 31, 2006, total common stockholders' equity of UIFC was
          $22,267,069, which includes $10,000,000 in common stock and $12,374,000 of preferred stock. The minority interest at December 31, 2006 and 2005 was $1,978,613 and $1,977,608, respectively.

          The Consolidated Statements of Operations include minority interest expense of $134,686 and $61,755 in 2006 and 2005, respectively.

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

                                                    2006        2005
                                             -----------    -----------
      Unused lines of credit                 $ 4,295,000    $ 4,514,000
      Commitments to fund loans                5,704,000      2,019,000
                                             -----------    -----------
           Total                             $ 9,999,000    $ 6,533,000
                                             ===========    ===========

12  Related party transactions
          The Bank had loans outstanding of $117,927 and $70,961 to related officers and directors at December 31, 2006 and 2005, respectively. There were no related party loans that were originated during 2006 and 2005. Available lines of credit to related parties at the December 31, 2006 and 2005, totaled $208,000 and $169,000 respectively. Related party loans were made in the normal course of business and were performing pursuant to terms at December 31, 2006 and 2005.


13. Income taxes
          At December 31, 2006 an income tax benefit of $40,000 was recorded due to expected utilization of net operating loss carry forwards against 2006 expected taxable income. Additionally, current tax expense of $20,000 was recorded for 2006. The tax benefit increased the net deferred tax assets included in other assets in the consolidated balance sheets. The net deferred tax asset at December 31, 2006 and 2005 is comprised of the following:
                                                     2006               2005
                                                 -----------        -----------
      Allowance for loan losses                  $   158,437        $   129,584
      Net operating loss carry-forward               283,533            227,135
      Tax credit carry-forward                     1,357,065          1,234,497
      Deferred gain on sale leaseback                      -                207
      Donation carry-forward                           6,604             10,646
      Depreciation                                     5,111                  -
      Other                                           52,185            135,083
                                                 -----------        ------------
            Deferred tax assets                    1,862,935          1,737,152
                                                 -----------        -----------
      Servicing rights                             (515,474)           (500,415)
      Depreciation                                        -            (22,438)
      Other                                         (48,843)                  -
                                                 -----------        ------------
           Deferred tax liabilities                (564,317)           (522,853)
                                                 -----------        -----------
           Net deferred tax asset                  1,298,618          1,214,299
           Valuation allowance                   (1,158,618)         (1,114,299)
                                                 -----------        ------------
           Net deferred tax asset                $   140,000        $   100,000
                                                 ===========        ============

       The components of income tax expense (benefit) for each year ended December 31 are as follows:

                                                    2006                 2005
                                                 -----------        ------------
      Current expense                            $    20,000        $          -
      Deferred expense (benefit)                    (84,319)             541,488
      Change in valuation allowance                   44,319           (641,488)
                                                 -----------        ------------
           Income tax benefit                    $  (20,000)        $  (100,000)
                                                 ===========        ============

          The Company has net operating loss carry-forwards of approximately $834,000, which expire beginning in 2012, and general business credit carry-forwards of approximately $1,357,000, which expire beginning in 2011. Financial statement tax expense amounts differ from the amounts computed by applying the statutory federal tax rate of 34% to pretax income because of operating losses and valuation allowances recorded to reduce deferred tax assets as noted above.

14.   Short Term Borrowings
          The Bank had a line of credit available from the Federal Home Loan Bank (the FHLB) in the amount of $3.2 million and $3.7 million at December 31, 2006 and 2005, respectively. At December 31, 2006, borrowings were secured by the pledge of specific mortgage loans held for investment with unpaid principal balances of $4.0 million and available-for-sale securities with a balance of $672,588.

          The Bank had a line of credit available from the Federal Reserve Bank of Chicago (the FRB) in the amount of $5.0 million and $6.7 million at December 31, 2006 and 2005, respectively. Borrowings are secured by the pledge of specific commercial loans held for investment with unpaid principal balances of $5.9 million as of December 31, 2006. The following information provides a summary of short-term borrowings for the years indicated:


                                               2006             2005
                                               ----             ----

      Amount outstanding at the end of
       the year and interest rate           $        -       $       -

      Maximum amount of borrowing outstanding
       at any month end during the year     $        -       $3,800,000

      Average amount outstanding during the
       year and weighted average rate       $81,000 3.21% $1,225,000 3.69%


15.      Regulatory matters
          University Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings, and other factors.

          The Bank is also subject to prompt corrective action capital requirement regulations set forth by the FDIC. The FDIC requires the Bank to maintain a minimum of total capital and Tier 1 capital (as defined) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average total assets (as defined). As of December 31, 2006, the Bank met all capital adequacy requirements to which it is subject as the Bank presently has a written understanding with its regulators that the Bank will maintain the ratio of Tier 1 Capital to average assets at 7% or more.



                                                                            To Be Adequately                       To Be Well
                                                                    Capitalized Under Prompt Corrective     Capitalized Under Prompt
                                                     Actual                Action Provisions            Corrective Action Provisions
                                                Amount      Ratio        Amount            Ratio                Amount        Ratio
                                              -------------------         -----------------------             ----------------------
 As of December 31, 2006:
  Total capital (to risk weighted assets)     $8,142,000    16.7%         $3,911,000        8.0 %             $4,889,000      10.0 %
  Tier I capital (to risk weighted assets)     7,676,000    15.7%          1,955,000        4.0 %              2,933,000       6.0 %
  Tier I capital (to average assets)           7,676,000     9.8%          3,122,000        4.0 %              3,903,000       5.0 %
As of December 31, 2005:
  Total capital (to risk weighted assets)     $7,947,000    18.4%         $3,448,000        8.0 %             $4,310,000      10.0
  Tier I capital (to risk weighted assets)     7,598,000    17.6%          1,724,000        4.0 %              2,586,000       6.0 %
  Tier I capital (to average assets)           7,598,000    14.0%          2,171,000        4.0 %              2,714,000       5.0 %

15.  Regulatory Matters (continued)

          As of December 31, 2006 and 2005, the most recent guidelines from the FDIC categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the above table.

16.      Management's Plan Regarding Continuing Operations
          At December 31, 2006, the Company had an accumulated deficit of 950,038. University Bancorp's operations are intended to continue in the future. Management has reviewed operating results, prepared projections of possible future results, performed other analyses of its operations to reduce operating costs and entered new product lines of business.

          Management of the Company has implemented a plan to improve core earnings by moving to University Bank additional low-cost mortgage escrow deposits held by Midwest, growing the loan portfolio of the Bank, liquidating other real estate owned and improving the synergy between its subsidiary operations. Both the Bank and Midwest are projected to have net income in 2007, however, the Company's continued operation is dependent upon its ability to maintain profitable operations and retain adequate capital levels.

17.      Fair Value of Financial Instruments
          The following methods and assumptions were used to estimate fair values for financial instruments. The carrying amount is considered to estimate fair value for cash and short-term instruments, demand deposits, short-term borrowings, accrued interest, and variable rate loans or deposits that reprice frequently and fully. Securities fair values are based on quoted market prices or, if no quotes are available, on the rate and term of the security and on information about the issuer. For fixed rate loans or deposits and for variable rate loan or deposits with infrequent repricing or repricing limits, the fair value is estimated by the discounted cash flow analysis using current market rates for the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analyses of underlying collateral values, where applicable. Fair value of loans held for sale is based on market estimates. Fair value of mortgage servicing rights is estimated using discounted cash flows based on current market interest rates net of estimated costs of servicing loans. Fair value of mortgage sub-servicing rights is based on a multiple of servicing contract revenue. The fair value of debt is based on currently available rates for similar financing. The fair value of off-balance sheet items is based on the fees or cost that would normally be charged to enter into or terminate such agreements. Fair value of unrecognized financial instruments includes commitments to extend credit and the fair value of letters of credit is considered immaterial.


          The carrying amounts and fair values of the Company's financial instruments were as follows:

                                                  December 31, 2006
                                                Carrying       Fair
        Financial Assets                        Amount         Value
        ----------------                    -----------   -----------
        Cash and due from banks             $27,381,000   $27,381,000
        Securities available for sale           673,000       673,000
        Federal Home Loan Bank stock            715,000       715,000
        Loans held for sale                   1,952,000     1,952,000
        Loans, net                           50,461,000    49,699,000
        Mortgage servicing rights             1,516,000     1,516,000
        Accrued interest receivable             305,000       305,000

        Financial Liabilities
        Deposits                             78,882,000    78,895,000
        Accrued interest payable                 73,000        73,000

                                                  December 31, 2005
                                                Carrying       Fair
        Financial Assets                        Amount         Value
        ----------------                    -----------   -----------
        Cash and short term investments     $ 7,747,000   $ 7,747,000
        Securities available for sale           834,000       834,000
        Federal Home Loan Bank stock            941,000       941,000
        Loans held for sale                   1,447,000     1,447,000
        Loans, net                           45,303,000    44,948,000
        Mortgage servicing rights             1,472,000     1,472,000
        Accrued interest receivable             205,000       205,000

        Financial Liabilities
        Deposits                             56,021,000    56,136,000
        Accrued interest payable                111,000       111,000

18.      Segment Reporting

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

          The segment financial information provided below has been derived from the internal profitability reporting system used by management to monitor and manage the financial performance of the Company. The accounting policies of the two segments are the same as those described in the summary of significant accounting policies. The Company evaluates segment performance based on profit or loss before income taxes, not including nonrecurring gains and losses. Certain indirect expenses have been allocated based on actual volume measurements and other criteria, as appropriate. The Company accounts for transactions between segments at current market prices. Segment profit is measured before allocation of corporate overhead and income tax expense. Information about reportable segments for the years ended December 31, 2006 and 2005 follows:

      2006
      ----                                   Retail         Mortgage
                                             Banking          Banking         Eliminations    Totals
                                            -----------      -----------      -----------   -----------

     Interest income                        $ 4,009,528         $ 65,764      $  (21,814)   $ 4,053,478
     Gain (loss) on the sale of
        mortgage loans                                -          100,450               -        100,450
     Other non-interest income                  797,714        4,312,470        (742,789)     4,367,395
     Interest expense                         1,896,200          114,377        (716,531)     1,294,046
     Provision for loan losses                  153,297                -               -        153,297
     Salaries and benefits                    1,630,227        1,812,724               -      3,442,951
     Occupancy, net                             381,350          143,629               -        524,979
     Other operating expense                  2,049,037        1,392,077           86,634     3,527,748
     Income(loss) before tax
        expense                             (1,302,869)        1,015,877        (134,706)      (421,698)
     Income tax (benefit) expense              (16,649)          348,695        (352,046)        20,000
     Segment profit(loss)                   (1,286,220)          667,182         217,340       (401,698)
     Segment assets                          83,366,458        3,905,283               -     87,271,741
     Capital expenditures                       173,453          102,012               -        275,465
     Depreciation                               242,892          139,327               -        382,219
     Amortization                              (14,972)          254,047               -        239,075


18.      Segment Reporting (contiued)

      2005
      ----                                   Retail         Mortgage
                                             Banking          Banking         Eliminations    Totals
                                            -----------      -----------      -----------   -----------
     Interest income                        $ 3,265,522      $    42,393      $   (35,024)  $ 3,272,891
     Gain (loss) on the sale of
        mortgage loans                          (6,172)          314,820                -       308,648
     Other non-interest income                2,647,645        3,163,983          (228,946)   5,582,682
     Interest expense                         1,133,677           35,429         (215,970)      953,136
     Provision for loan losses                   17,209                -                -        17,209
     Salaries and benefits                    1,440,562        1,560,356                -     3,000,918
     Occupancy, net                             356,791          154,376            6,000       517,167
     Other operating expense                  1,652,639        1,125,193            8,790     2,786,622
     Income before tax
        expense                                1,306,117         645,842          (62,790)    1,889,169
     Income tax (benefit) expense              (100,000)         219,927         (219,927)     (100,000)
     Segment profit                            1,406,117         425,915          157,137     1,989,169
     Segment assets                           61,914,922       2,624,990                -    64,539,912
     Capital expenditures                      2,177,081         106,623                -     2,283,704
     Depreciation                                171,755         165,837                -       337,592
     Amortization                                  2,581         135,155                -       137,736




19.      Quarterly Financial Data - Unaudited
          The following tables represent summarized data for each of the quarters in 2006 and 2005 (in thousands, except income (loss) per share data).


2006                                            Quarter           Quarter            Quarter             Quarter
----                                             Ended             Ended              Ended               Ended
                                                March 31          June 30          September 30        December 31
                                             ---------         ---------           ---------         ---------
Interest income                              $     913         $     998           $     922         $   1,220
Interest expense                                   275               328                 313              378

                                             ---------         ---------           ---------         ---------
Net interest income                                638               670                 609               842
Provision for losses                                20                29                  57                47
                                             ---------         ---------           ---------         ---------
Net interest income after
Provision for losses                               618               641                 552               795
Loan set-up and other fees                         310               324                 423               247
Loan servicing and sub-servicing fees              529               608                 619               635
Gain on sale of loans                               39                 -                 (1)                62
Other non-interest income                          171               104                 157               242
Non-interest expense                             1,654             1,906               1,883             2,053
                                             ---------         ---------           ---------         ---------
Income tax expense(benefit)                       -                 -                   -                 (20)
                                             ---------         ---------           ---------         ---------
Net (loss) available to common shareholders  $      13            ($229)              ($133)              ($52)
                                             =========         =========           =========         ==========
Basic and diluted loss per share                 $0.00           ($0.06)             ($0.03)            $(0.01)
                                             =========         =========           =========         ==========
Weighted average shares outstanding          4,147,878         4,245,065           4,248,378         4,248,378
                                             =========         =========           =========         =========

          Significant 4th quarter event. During the fourth quarter of 2006, net interest income increased significantly. In mid-December 2006, Midwest Loan Services transferred the remainder of the approximately $30 million in custodian funds under its control of its servicing and subservicing customers to University Bank from another bank. These deposits were invested in interest bearing assets, particularly Federal Funds and Bank Deposits. The average balance for this asset category increased substantially during the fourth quarter resulting in an increase in net interest income.






2005                                         Quarter           Quarter            Quarter             Quarter
----                                         Ended             Ended              Ended               Ended
                                             March 31          June 30            September 30        December 31
                                             ---------         ---------           ---------         ---------
Interest income                              $     802         $     813          $      830         $     828
Interest expense                                   220               239                 278               216
                                             ---------         ---------           ---------         ---------
Net interest income                                582               574                 552               612
Provision for losses                                15                 2                   -              -
                                             ---------         ---------           ---------         ---------
Net interest income after
Provision for losses                               567               572                 552              612
Loan set-up and other fees                         398               346                 391              262
Loan servicing and sub-servicing fees              369               445                 441              481
Gain on sale of loans                              104                93                  93               19
Other non-interest income                          152               138                 129            2,031
Non-interest expense                             1,426             1,654               1,598            1,627
                                             ---------         ---------           ---------         ---------
Income tax expense                               -                 -                   -                 (100)
                                             ---------         ---------           ---------         ---------
Net (loss) available to common shareholders  $     164             ($60)                  $8         $   1,878
                                             =========         =========           =========         =========
Basic and diluted loss per share                 $0.04           ($0.02)               $0.00         $    0.46
                                             =========         =========           =========         =========
Weighted average shares outstanding          4,138,849         4,143,878           4,143,878         4,144,269
                                             =========         =========           =========         =========

          Significant 4th quarter event. In the fourth quarter of 2005, the Company executed two transactions resulting in a material increase in other non-interest income. In the first transaction, the Bank agreed to terminate its lease agreement early in exchange for $800,000. The Bank moved out of its leased facility in December 2005 and into a new facility that it purchased in June 2005. This early move out also resulted in recognition of the remainder of the deferred gain on sale leaseback in the 4th quarter. This amounted to $129,272. In the other transaction, the Bank profited $1,000,000 from the sale of 20% interest in the Islamic Banking subsidiary for a sale price of $3,000,000.

20.       Parent Company Only Condensed Financial Information

                                                    Condensed Balance Sheet
                                                 December 31,       December 31,
                                                    2006                2005
                                                 -----------        -----------
   ASSETS
   Cash and cash equivalents                     $     2,066        $     3,747
   Investment in University Bank                   5,267,331          5,310,893
   Other assets                                        8,941              2,791
                                                 -----------        -----------
      Total Assets                               $ 5,278,338        $ 5,317,431
                                                 ===========        ===========
   LIABILITIES AND STOCKHOLDERS' EQUITY
   Accounts payable                              $    27,091        $    16,850
                                                  -----------        -----------
      Total Liabilities                               27,091             16,850
   Stockholders' Equity                            5,251,247          5,300,581
                                                 -----------        -----------
      Total Liabilities and Stockholders' Equity $ 5,278,338        $ 5,317,431
                                                 ===========        ===========

                         Condensed Statements of Income

                                                     2006              2005
                                                 -----------        -----------
     INCOME:
        Interest and dividends on investments    $       222        $        48
        Other                                         24,000             41,975
                    Total (loss)income                24,222             42,023

     EXPENSES:
        Stock compensation                           277,681                  -
        Interest                                          75                332
        Public listing                                44,787             41,288
        Professional fees                             45,313             53,139
        Other miscellaneous                            7,077              1,953
                                                 -----------        -----------
                    Total Expense                    374,933             96,712
     Loss before federal income taxes
          and equity in undistributed
          net income(loss)of subsidiaries          (350,711)            (54,689)
     Federal income taxes                              -                   -
                                                 -----------        -----------
     Loss before equity in undistributed
          net income(loss) of subsidiaries         (350,711)            (54,689)
     Equity in undistributed net income(loss)
          of subsidiaries                           (50,987)          2,043,858
                                                 -----------         ----------
     Net income(loss)                            $ (401,698)         $1,989,169
                                                 ===========         ==========

                       Condensed Statements of Cash Flows

                                                                                     2006              2005
                                                                                   -----------        -----------
      Operating activities:
      Net income(loss)                                                            $  (401,698)        $ 1,989,169
      Adjustments to reconcile net income(loss) to net cash used in operating activities:
       Stock awards                                                                     5,479                 -
       Non-employee stock awards                                                      272,199                 -
       Net change in:
        Other assets                                                                   (6,150)                346
        Other liabilities                                                              10,241              (7,008)
        Investment in subsidiaries                                                     50,987          (2,043,858)
                                                                                   -----------        ------------
         Net cash used in operating activities                                        (68,942)            (61,351)
                                                                                   -----------        -----------
      Investing activities:
       Additional investment in subsidiary                                                -              (199,677)
                                                                                   -----------        ------------
         Net cash used in investing activities                                            -              (199,677)
                                                                                   -----------        -----------
      Financing activities:
       Principal payment on notes payable                                                 -               (34,000)
       Dividends on preferred stock                                                    (4,739)            (12,361)
       Issuance of preferred stock                                                     72,000             264,510
       Issuance of common stock                                                           -                41,000
                                                                                   -----------        -----------
         Net cash provided by financing activities                                     67,261             259,149
                                                                                   -----------        -----------
                 Net change in cash and cash equivalents                               (1,681)             (1,879)
           Cash and cash equivalents:
             Beginning of year                                                          3,747               5,626
                                                                                   -----------        -----------
             End of year                                                           $    2,066         $     3,747
                                                                                   ===========        ===========
          Supplemental disclosure of cash flow information:
           Cash paid during the year for:
             Interest                                                              $       75          $      589
           Dividends on preferred stock converted to
             additional shares of preferred stock                                  $   26,785          $    3,400


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

               None


ITEM 8A.       Controls and Procedures.

         (a)   Evaluation of Disclosure Controls and Procedures.


               Disclosure controls are procedures that are designed with an objective of ensuring that information required to be disclosed in our company's periodic reports filed with the Securities and Exchange Commission, such as this report on Form 10-KSB, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission. Disclosure controls also are designed with an objective of ensuring that such information is accumulated and communicated to our company's management, including our chief executive officer and chief financial officer, in order to allow timely consideration regarding required disclosures

               As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the operation of these disclosure controls and procedures were effective.


         (b)   Changes in Internal Controls.

               Except as described above, there were no significant changes in the Company's internal controls over financial reporting during the fourth quarter of the fiscal year ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. However, management intends to implement the changes described below. The Company has recorded material post closing audit adjustments to the consolidated financial statements. In addition, the Company has not timely filed certain SEC reports, including the Form 10-K for 2006 with the Securities Exchange Commission (SEC) within the required due dates. The above items, under Section 404 of the Sarbanes Oxley Act of 2002, constitute significant deficiencies and collectively material weaknesses in internal controls over financial reporting. The Company seeks to implement a short and long-term correction of these internal control deficiencies and believes it can make progress toward correction of these matters


Item 8B. -     Other Information

               None

PART III.

Item 9. - Directors, Executive Officers, Promoters, Control Persons, Compliance with Section 16(a) of the Exchange Act

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


Item 10. - Executive Compensation

         The information required by this item is incorporated by reference herein from the portions of the Company's Proxy Statement to be under the captions:

         Executive Compensation
         Compensation Plans

Item 11. -  Security Ownership of Certain Beneficial Owners and Management and
            Related Stockholder Matters

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

The following table sets forth certain information regarding the above referenced equity compensation plan as of December 31, 2006.

..

              Equity Compensation Plan Information
                                        (a)                   (b)                     (c)
                                                                                  Number of
                                   Number of                                    securities remaining
                                securities to be                                 available for future
                               issued upon exercise    Weighted-average         issuance under equit
                                 of outstanding       exercise price of          compensation plans
                                options, warrants    outstanding options,       (excluding securities
Plan Category                      and Rights        warrants and rights       reflected in column (a))
-------------                   ------------------   ---------------------    --------------------------
Equity compensation
plans approved by
security holders                   348,026                  $2.23                     0
Equity compensation
plans not approved
by security holders                   0                      NA                       0
      Total                        348,026                  $2.23                     0


Item 12. - Certain Relationships and Related Transactions and Director
           Independence

         The information required by this item is incorporated by reference herein from the portion of the Company's Proxy Statement to be under the caption:

         Certain Relationships and Related Transactions
            Corporate Governance

Item 13. - Exhibits

(a) Index of Financial Statements:
    The following statements are filed as part of this Report:

               Audited consolidated balance sheets as of December 31, 2006 and December 31, 2005, and consolidated statements of operations, comprehensive (loss) income, stockholders' equity and cash flows for the two year period ended December 31, 2006 and 2005 of the Company.


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


23.1     Consent of UHY LLP, Independent Registered Public Accounting Firm
                      Registered Public Accounting Firm

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

ITEM 14: Principal Accountant Fees and Services.

     Information relating to principal accountant fees and services is contained on page 20, under the caption "Independent Public Accountants" in the University Bancorp, Inc. definitive Proxy Statement relating to the 2007 Annual Meeting of Stockholders and the information within that section is incorporated by reference.

SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              UNIVERSITY BANCORP, INC.


                              By:      /s/Stephen Lange Ranzini
                                       -----------------------------------------
                                       Stephen Lange Ranzini,
                                       President and Chief Executive Officer

                              Date:    April 16, 2007

                              By:      /s/Nicholas K. Fortson
                                       -----------------------------------
                                       Nicholas K. Fortson
                                       Chief Financial Officer

                              Date:    April 16, 2007

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                           Title                     Date
---------                           -----                     ----
/s/Stephen Lange Ranzini
-------------------------           Director, President       April 16, 2007
Stephen Lange Ranzini

/s/ Charles McDowell                Director, Chairman        April 16, 2007
---------------------------
Charles McDowell

/s/ Gary Baker                      Director                  April 16, 2007
------------------------
Gary Baker

/s/ Michael Talley                  Director                  April 16, 2007
---------------------------
Michael Talley

/s/Dr. Joseph Lange Ranzini         Director                  April 16, 2007
------------------------------
Dr. Joseph Lange Ranzini

/s/Paul Lange Ranzini               Director                  April 16, 2007
---------------------------
Paul Lange Ranzini

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

21       Subsidiaries of Registrant.                                       73

23.1     Consent of UHY LLP, Independent Registered Public Accounting
              Firm

31.1     Certification pursuant to Section 302 of the Sarbanes-Oxley
         Act of 2002                                                      75

31.2     Certification pursuant to Section 302 of the Sarbanes-Oxley
         Act of 2002                                                      76

32.1 Certificate of the Chief Executive Officer and of University Bancorp, Inc. pursuant to 18 U.S.C. Section 1350, as adopted
         pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.       77

32.3     Certificate of the Chief Financial Officer of University
         Bancorp, Inc. pursuant to 18 U.S.C. Section 1350, as adopted
         pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.       78

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

         University Insurance & Investment Services, Inc., a Michigan Corporation (100% owned by Bank)

         Midwest Loan Services, Inc., a Michigan Corporation (80% owned by Bank)

         Hoover, LLC, a Michigan limited Liability Corporation (100% owned by Bank)

         University Islamic Financial Corporation, a Michigan Corporation (80% owned by Bank)

                                                                    EXHIBIT 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUTING FIRM

W
We have issued our report dated April 9, 2007 accompanying the consolidated financial statements included in the annual report of University Bancorp, Inc. on Form 10-KSB for the years ended December 31, 2006 and 2005. We hereby consent to the incorporation by reference of said report in the Registration Statement of University Bancorp, Inc. on Form S-8 (File No. 333-109930) effective October 23, 2003.


/S/ UHY LLP


Southfield, Michigan
April 13, 2007

                                                                    Exhibit 31.1
                          FORM 10-KSB 302 CERTIFICATION

I, Stephen Ranzini certify that:

1) I have reviewed this annual report on Form 10-KSB of University Bancorp, Inc.;

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

     Date:    April 16, 2007              /s/Stephen Lange Ranzini
           ------------------             ----------------------------------
                                          Stephen Lange Ranzini
                                          President and Chief Executive Officer

                                                                    Exhibit 31.2
                          FORM 10-KSB 302 CERTIFICATION

I, Nicholas K. Fortson certify that:

1) I have reviewed this annual report on Form 10-KSB of University Bancorp, Inc.;

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

     Date:    April 16, 2007              /s/Nicholas K. Fortson
           ------------------             ----------------------
                                          Nicholas K. Fortson
                                          Chief Financial Officer

                                                                    Exhibit 32.1






                             CERTIFICATION PURSUANT
                           TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of University Bancorp, Inc. (the "Registrant") on Form 10-KSB for the period ended December 31, 2006 as filed with the Securities and Exchange Commission, hereof (the "Report"), the undersigned officer certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.




                                           University Bancorp, Inc


Date:    April 16, 2007              By:   /s/ Stephen Lange Ranzini
      ------------------                   --------------------------
                                           Stephen Lange Ranzini
                                           President and Chief Executive Officer

                                                                    Exhibit 32.2


                             CERTIFICATION PURSUANT
                           TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of University Bancorp, Inc. (the "Registrant") on Form 10-KSB for the period ended December 31, 2006 as filed with the Securities and Exchange Commission, hereof (the "Report"), the undersigned officer certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.




                                           University Bancorp, Inc



Date:    April 16, 2007           By:       /s/ Nicholas K. Fortson
                                            -----------------------
                                            Nicholas K. Fortson
                                            Chief Financial Officer