Form 10KSB/A
period 2006-12-31
UNIVERSITY BANCORP INC /DE/
filed 2007-05-16
CIK 811211

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB/A
                                    Amendment No.1

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

     The number of shares outstanding of the Registrant's Common Stock as of June 30, 2006: 4,248,378 shares. The aggregate market value of the voting stock held by non-affiliates of the Registrant based on $2.32 per share, the closing price for the Registrant's Common Stock on June 30, 2006, as reported by NASDAQ, was approximately $3,562,279.

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


                               Page 1 of 78 pages
                 Exhibit index on sequentially numbered page 67

University Bancorp, Inc.
FORM 10-KSB/A
For the year ended December 31, 2006

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-KSB/A (this "Amendment") amends the Annual Report on Form 10-KSB for the year ended December 31, 2006, as originally filed by University Bancorp, Inc. on April 16, 2007 (the "Original Filing"). The purpose of this filing is to correct immaterial errors that were produced during the Edgar process.

To comply with certain technical requirements of the SEC's rules in connection with the filing of this Amendment No. 1 on Form 10-KSB/A, we are adding, as exhibits, certain current dated certifications of our principal executive officer and principal financial officer. This Amendment No. 1 on Form 10-KSB/A continues to speak as of the date of Form 10-KSB as originally filed on April 16, 2007 (the "Original Report"). We have not updated the disclosures contained herein to reflect any events that occurred at a date subsequent to the date of the Original Report. The filing of this Amendment No. 1 on Form 10-KSB/A is not a representation that any statement contained in the Original Report or this Amendment No. 1 on Form 10-KSB/A is true or complete subsequent to the date of the Original Report. This Amendment No. 1 on Form 10-KSB/A does not affect the information set forth in the Original Report, except for the matters described in this Explanatory Note.

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


University Insurance & Investment Services. In 1996, University Bank established an insurance and investment products sales agency. This subsidiary of the Bank, called "University Insurance & Investment Services, Inc." (the "Agency") is based in the Bank's Ann Arbor office. The Agency is licensed by the State of Michigan to sell insurance as agent for licensed insurance companies. A d/b/a of the Agency, University Insurance Center, commenced business in 1999, and this added a property casualty agency license to the original life and health agency license, enabling the Agency to offer insurance for homes, autos, apartments and businesses in addition to the original products which included life and health care insurance, annuities and mutual fund sales. Employees of the Agency are also licensed to sell investment products such as annuities and mutual funds, and the President of the Bank, who is also Chairman of the Agency, also offers broker-dealer investment services including stock and bond investment accounts through a clearing arrangement with Equitas America, LLC and Pershing, a division of the Bank of New York.


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

Lending Products

     University Bank offers a range of traditional lending products, including commercial small business loans, residential real estate mortgage loans, home equity loans, commercial real estate mortgage loans, consumer installment loans, and land development and construction loans. The Bank also offers Sharia'a compliant mortgage alternative loan transactions ("MALTs" (TM))for Muslim customers.

Classifications of the loan portfolio as of December 31, 2006 are as follows:

                                              Amount
                                           Outstanding(1)        % of Total
                                             -----------         ----------
       Commercial, Real Estate & Other       $15,705,255            30.84%
       Residential Construction                1,031,027             2.02%
       Residential Real Estate                29,166,983            57.27%
       Residential Home Equity                 4,632,170             9.10%
       Consumer                                  122,904             0.24%
       Credit Card                               268,858             0.53%
                                             -----------           -------
         Gross Loans                         $50,927,197           100.00%
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

Mortgage Servicing and Sub-servicing

     Mortgage servicing firms receive monthly payments from loan customers, aggregate and account for these payments, and send the funds to mortgage-backed securities holders, including pension funds and financial institutions. For some mortgage customers, escrow funds are also accumulated, and funds sent to taxing authorities and insurance companies as needed. Mortgage servicers also dun delinquent accounts and foreclose loans, if required. Mortgage servicers receive a fixed monthly fee for performing this service. When these services are performed for the Bank, it is called "servicing". When these services are performed for other institutions, it is called "sub-servicing". The Bank's 80%-owned subsidiary, Midwest, specializes in sub-servicing residential mortgage loans sold to FNMA and FHLMC and other non-agency private conduits for the account of credit unions, other financial institutions and mortgage brokers.

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

     In the sub-servicing business, Midwest competes primarily with about 30 firms nationwide, including specialized sub-servicing units of mortgage banking companies, and specialized firms owned by banks and savings and loans. Most of these companies have substantially larger financial resources than Midwest, and some of them are also located in rural areas with low prevailing wages. Midwest specializes in subservicing for credit unions, is among the top four subservicers for credit unions, and is the only firm that specializes solely on providing service to credit unions.

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

Contractual Obligations

The following  table  summarizes  the existing  contractual  obligations  of the
Company:

                                                   Payments Due By Period
                                       ------------------------------------------------------
                                        Less than                                  More than
                            Total        a year        2008-2009    2010-2011        5 years
                         -----------   -----------   -----------   -----------   ------------
Operating leases         $    91,730   $    61,140   $    23,390   $     7,200   $         -
Certificates of deposit   15,601,321     9,609,103     2,286,572     3,296,124       409,522
                         -----------   -----------   -----------   -----------   -----------
Totals                   $15,693,051   $ 9,670,243   $ 2,309,962   $ 3,303,324   $   409,522
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



PART II.

Item 5. - Market for Registrant's Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Common Stock and Dividend Information

     Our common stock trades on the NASDAQ Capital Market under the symbol UNIB. The high and low sales prices of our common stock as quoted by NASDAQ, for each quarter since January 1, 2005 are listed below:

                                         High               Low
                                      ---------            ------
2007
----
First Quarter through March 16          $2.37              $1.85

2006
----
First Quarter                            2.95               1.76
Second Quarter                           2.90               1.95
Third Quarter                            2.54               2.04
Fourth Quarter                           2.38               1.90

2005
-----
First Quarter                            2.25               1.66
Second Quarter                           2.35               1.75
Third Quarter                            2.00               1.52
Fourth Quarter                           2.00               1.53

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

     Also during 2006, the Company sold 7,200 shares of preferred stock at $1,000 per share. The Company issued 2,681 additional preferred shares to preferred shareholders as 9.0% paid-in-kind dividends. There were no repurchases of preferred stock in 2006.

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

The Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

Summary of Results of Operations

     The Company's net loss was $401,698 in 2006, versus net income of $1,989,169 in 2005. Basic earnings (loss) per share for 2006 and 2005 were $(0.10) and $0.48, respectively.

     The following table summarizes the pre-tax income (loss) of each profit center of the Company for the years ended December 31, 2006 and 2005 (in thousands):

                                                       2006        2005
                                                      ------      ------
         Community Banking                            $(953)      $1,361
         Midwest Loan Services                        1,016          646
         Corporate Office and Eliminations             (485)        (118)
                                                       ------      ------
         Total                                        $(422)      $1,889
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

     The net yield on earning assets decreased slightly from 4.89% in 2005 to 4.76% in 2006. The decrease in the net interest and profit margin is attributable primarily to a significant increase in Federal Funds and Bank Deposits. This asset category is short term in nature and has a lower yield than longer term asset categories such as loans. Accordingly, as interest rates rose throughout 2005 and 2006, the yield on interest bearing deposits increased at a faster pace than the overall yield on interest bearing assets. Overall, due to the growth in the volume of earning assets, net interest and financing income increased from $2,319,755 in 2005 to $2,759,442 in 2006.


     The following tables present for the average balances, the interest and profit earned or paid, and the weighted average yield for the period indicated:

NET INTEREST AND PROFIT INCOME

                                                             2006
                                               ---------------------------------
                                               Average       Interest    Average
                                               Balance       Inc(Exp)     Yield
                                             -----------   ----------   --------
Interest and Profit Earning Assets:
          Commercial Loans                   $17,961,252   $1,589,030     8.85%
          Real Estate Loans (1)               29,866,139    1,930,141     6.46%
          Installment Loans                    1,549,014      121,527     7.85%
                                             -----------   ----------   --------
              Total Loans                     49,376,405    3,640,698     7.37%
                                             -----------   ----------   --------
     Investment Securities                     1,610,048       63,108     3.92%
     Federal Funds & Bank Deposits             7,039,894      349,672     4.97%
                                             -----------   ----------   --------

        Total Interest Bearing  and
        Profit Sharing Assets                 58,026,347    4,053,478     6.99%
                                             -----------   ----------   --------
Interest Bearing and Profit Sharing Liabilities:
     Deposit Accounts:
         Demand                               21,111,824      145,743     0.69%
         Savings                                 329,838        3,283     1.00%
         Time                                 14,219,749      651,025     4.58%
         Money Market Accts                   17,977,564      491,408     2.73%
         Short-Term Borrowings                    80,666        2,587     3.21%
         Long-Term Borrowings                          -            -     0.00%
                                             -----------   ----------   --------
         Total Interest Bearing and Profit
          Sharing Liabilities                 53,719,641    1,294,046      2.41%
                                             -----------   ----------   --------
Net Earning Assets, Net Interest and Profit
   Income , and Net Spread                   $ 4,306,706   $2,759,432      4.58%
                                             ===========   ==========
Net Interest and Profit Margin                                             4.76%

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

RATE VOLUME TABLE
                                                      2006 - 2005
                                         -----------------------------------
                                           Change       Change
                                           Due To       Due To      Total
                                           Volume        Rate       Change
                                         ---------   ---------   ---------
Interest and Financing Income:
   Commercial Loans                      $  90,562   $   82,188   $ 172,750
   Real Estate Mortgage Loans              263,446       61,290     324,736
   Installment/Consumer Loans             (38,389)        (831)    (39,220)
   Investment Securities                   (9,966)       17,290       7,324
   Federal Funds & Bank Deposits           308,659        6,338     314,997
                                         ---------   ----------   ---------
     Total Interest and Financing Income   614,312      166,275     780,587
                                         ---------   ----------   ---------

Interest Bearing and Profit Sharing Liabilities:
   Demand Deposits                          53,742       59,855     113,597
   Savings Deposits                        (1,405)           76     (1,329)
   Time Deposits                          (23,002)      181,805     158,803
   Money Market Accounts                  (27,860)      138,647     110,787
   Short-Term Borrowings                  (37,041)      (3,575)     (40,616)
   Long-Term Borrowings                      (332)       -             (332)
                                         ---------   ----------    ---------
     Total Interest and Profit
         Sharing Expense                  (35,898)     376,808      340,910
                                         ---------   ----------    ---------
     Net Interest and Financing Income   $ 650,210   $(210,533)   $ 439,677
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

     Non-interest expense increased to $7,495,678 in the period ended December 31, 2006 from $6,304,707 for the same period in 2005. The increase was due to the growth in the servicing activity at Midwest and development activity of the Islamic Banking subsidiary. The growth in the number of loans serviced at Midwest has resulted in additional salaries and benefits and other costs related to servicing mortgage loans. In the Islamic banking subsidiary, additional expenses were incurred in the development of products and a contract modification agreement where, in April 2006, the Company agreed to modify a relationship with a company that assisted in the development of the Islamic Banking subsidiary and products. The cost of this agreement in the second quarter of 2006 totaled $260,844. This amount is included in other expense.

Income Taxes

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

     At December 31, 2006, the Company had net operating loss and tax credit carry-forwards that could be utilized to shelter approximately $3.8 million of future taxable income. Realization of income tax benefits are not recorded in the financial statements as realization of these benefits is dependent upon generating sufficient future taxable income. See footnote 13 to the financial statements for more information.

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

Recently Issued Accounting Standards

     Financial Accounting Standards Board's ("FASB") Final Interpretation No. 48,"Accounting for Uncertainty in Income Taxes" ("FIN 48"). This interpretation was issued on July 13, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB No. 109, "Accounting for Income Taxes." This interpretation provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Further, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption.

     Financial Accounting Standards Board Statement No. 156 - Accounting for Servicing of Financial Assets ("FASB 156"). This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This standard requires all separately recognized servicing assets and liabilities to be initially measured at fair value and either amortized over the period of estimated servicing income and assessed for impairment each reporting period, or measured at fair value each reporting period with changes in fair value reported in earnings the period in which changes occur. This standard is effective for fiscal years beginning after September 15, 2006. The Company is in the process of evaluating the expected effect of this pronouncement and is currently unable to determine the impact, if any, that they may have on its results of operations, financial position and cash flows.


     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("FASB 157"). FASB 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of FASB 157, guidance for applying fair value was incorporated in several accounting pronouncements. FASB 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. FASB 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under FASB 157, fair value measurements are disclosed by level within that hierarchy. While FASB 157 does not add any new fair value measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. FASB 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not determined the impact of adopting FASB 157 on its financial statements.

     In September 2006, the FASB issued FASB No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans ("FASB 158"), which amends FASB 87 and FASB 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under FASB 158, gains and losses, prior service costs and credits, and any remaining transition amounts under FASB 87 and FASB 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date - the date at which the benefit obligation and plan assets are measured

- is required to be the company's fiscal year end. FASB 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. Adoption of this FASB is not expected to have a material impact on the Company's financial statements.

     In February 2007, the FASB issued FASB No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("FASB 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB No.
157. The Company is continuing to evaluate the impact of this statement.

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



/s/ UHY LLP


Southfield, Michigan
April 9, 2007



                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 31, 2006 and 2005

                                                                                December 31,          December 31,
ASSETS                                                                             2006                  2005
                                                                                -----------          -----------
Cash and due from banks                                                         $27,381,113          $ 7,746,666
Investment securities available for sale, at market                                 672,588              833,762
Federal Home Loan Bank Stock                                                        714,600              941,200
Loans and financings held for sale, at the lower of cost or market                1,951,629            1,446,575
Loans and financings                                                             50,927,197           45,652,326
Allowance for loan losses                                                         (465,992)            (349,416)
                                                                                -----------          -----------
     Loans and financings, net                                                   50,461,205           45,302,910

Premises and equipment, net                                                       2,696,062            2,802,816
Mortgage servicing rights, net                                                    1,516,100            1,471,808
Real estate owned, net                                                              289,212              276,987
Accounts receivable                                                                 253,866            2,585,524
Accrued interest and profit receivable                                              304,863              205,069
Prepaid expenses                                                                    384,113              285,015
Goodwill                                                                            103,914              103,914
Other assets                                                                        542,476              537,666
                                                                                -----------          -----------
      TOTAL ASSETS                                                              $87,271,741          $64,539,912
                                                                                ===========          ===========

                                                                 -Continued-



                  UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                    Consolidated Balance Sheets (continued)
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




                                   UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                                    Consolidated Statements of Operations
                                For the Years Ended December 31, 2006 and 2005

                                                                                  2006                   2005
                                                                                -----------          ------------

Interest and financing income:

  Interest and fees on loans and  financing income                              $ 3,640,698          $  3,182,432
  Interest on investment securities:
   U.S. Government agencies                                                          19,829                16,107
   Other securities                                                                  43,279                39,677
  Interest on Federal funds and other                                               349,672                34,675
                                                                                -----------          ------------
     Total interest income and financing income                                   4,053,478             3,272,891
                                                                                -----------          ------------
Interest and profit sharing expense:
  Interest and profit sharing on deposits:
   Demand deposits                                                                  637,151               412,767
   Savings deposits                                                                   3,283                 4,612
   Time certificates of deposit                                                     651,025               492,222
  Short-term borrowings                                                               2,587                43,203
  Long-term borrowings                                                                    -                   332
                                                                                -----------          ------------
     Total interest and profit sharing expense                                    1,294,046               953,136
                                                                                -----------          ------------
     Net interest and financing income                                            2,759,432             2,319,755
Provision for loan losses                                                           153,297                17,209
                                                                                -----------          ------------
     Net interest and financing income after
     provision for loan losses                                                    2,606,135             2,302,546
                                                                                -----------          ------------
Other income:
   Loan servicing and sub-servicing
      fees                                                                        2,390,681             1,736,285
  Initial loan set-up and other fees                                              1,303,583             1,396,813
  Net gain on sale of mortgage loans                                                100,450               308,648
  Insurance & investment fee income                                                 248,077               200,585
  Deposit service charges and fees                                                   90,521               107,100
  Gain on the sale and leaseback of
   premises                                                                               -               210,315
  Other                                                                             334,533             1,931,584
                                                                                -----------          ------------
     Total other income                                                           4,467,845             5,891,330
                                                                                -----------          ------------
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

                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
              Consolidated Statements of Comprehensive Income (Loss)
                 For the Years Ended December 31, 2006 and 2005




                                                  2006                   2005
                                                ----------            ----------
Net income (loss)                               $(401,698)            $1,989,169
Other comprehensive income:
 Net unrealized gains on
 securities available for sale -
 net of deferred taxes of $0 and
 $0, respectively                                   7,425                 16,636
                                                ----------            ----------
Comprehensive income (loss)                     $(394,273)            $2,005,805
                                                ==========            ==========


See notes to consolidated financial statements.




                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                 For the years ended December 31, 2006 and 2005



                                              Preferred Stock      Common Stock
                                                $.001 Par                                      Additional
                                                  Value          $.01 Par Value                Paid In      Treasury Stock
                                               ---------------  ----------------   Additional   Capital-   ------------------
                                               Number of   Par   Number of   Par     Paid In     Stock     Number of
                                                Shares    Value   Shares    Value    Capital    options    Shares        Cost
                                               ----------------  ---------  ------  ---------  ---------  ---------  --------
Balance January 1, 2005                             -      $-    4,240,641 $42,406 $5,841,331  $    -     (115,184)  $(340,530)
                                               ---------  -----  ---------  ------  ---------  ---------  ---------  ---------
Issuance of preferred stock at $1,000 per
share, net of expenses of $10,000                 27,791    28                        267,883

Preferred stock dividend

Issuance of common stock at weighted average
price of $1.11 per share, net of expenses of
$0.00                                                               22,421     224     40,776

Decrease in unrealized loss on securities
available for sale, net of tax
Net income
                                               ---------  -----  ---------  ------  ---------  ---------  ---------  ---------
Balance December 31, 2005                         27,791    28   4,263,062  42,630  6,149,990             (115,184)  (340,530)
                                               ---------  -----  ---------  ------  ---------  ---------  ---------  ---------
Issuance of preferred stock at $1,000 per share    7,200     7                         71,993

Preferred stock dividend

Conversion of accrud preferred stock
dividends into shares of preferred stock           2,681     3                         26,782

Issuance of common stock in exchange for
services - weighted average price of
$2.40 per share on effective date                                  100,500   1,005    240,195

Stock option awards                                                                             36,478

Decrease in unrealized loss on securities available for sale, net of tax

Net loss
                                               ---------  -----  ---------  ------  ---------  ---------  ---------  ---------
Balance December 31, 2006                         37,672   $38   4,363,562 $43,635 $6,488,960   $36,478   (115,184) $(340,530)
                                               =========  =====  =========  ======  =========  =========  =========  =========

                                  -CONTIUNED-




                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                 For the years ended December 31, 2006 and 2005






                                                          Retained   Accumulated other     Total
                                                           Earnings    Comprehensive    Stockholders'
                                                          (Deficit)         Loss           Equity
                                                          ------------    ---------      ----------
Balance January 1, 2005                                   $(2,490,224)    $(51,357)      $3,001,626
                                                          ------------    ---------      ----------
Issuance of preferred stock at $1,000 per                                                 267,911
share, net of expenses of $10,000

Preferred stock dividend                                      (15,761)                     (15,761)

Issuance of common stock at weighted average
price of $1.11 per share, net of expenses of
$0.00                                                                                        41,000

Decrease in unrealized loss on securities
available for sale, net of tax                                               16,636          16,636

Net income                                                   1,989,169                    1,989,169
                                                          ------------    ---------      ----------
Balance December 31, 2005                                   (516,816)     (34,721)      $5,300,581
                                                          ------------    ---------      ----------
Issuance of preferred stock at $1,000 per share                                              72,000

Preferred stock dividend                                      (31,524)                     (31,524)

Conversion of accrued preferred stock
dividends into shares of preferred stock                                                     26,785

Issuance of common stock in exchange for
services - weighted average price of
$2.40 per share on effective date                                                           241,200

Stock option awards                                                                          36,478

Decrease in unrealized loss on securities
available for sale, net of tax                                                7,425           7,425

Net loss                                                     (401,698)                    (401,698)
                                                          ------------    ---------      ----------
Balance December 31, 2006                                 $ (950,038)    $(27,296)      $5,251,247
                                                          ============    =========      ==========


See notes to consolidated financial statements.



                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                 For the years ended December 31, 2006 and 2005

                                                                                     2006            2005
                                                                                ------------    -------------
       Operating activities:
       Net income (loss)                                                        $  (401,698)    $   1,989,169
       Adjustments to reconcile net income(loss) to net cash provided by operating activities:
           Depreciation                                                              382,219          337,592
           Amortization                                                              239,075          137,736
           Provision for loan loss                                                   153,297           17,209
           Net gain on sale of mortgages                                           (100,450)         (308,648)
           Gain on the sale and leaseback of premises                                   -            (210,315)
           Net gain on other real estate owned                                     (105,414)          (9,294)
           Net accretion on securities                                                 (315)          (1,143)
           Originations of mortgage loans                                       (44,313,744)     (55,785,241)
           Proceeds from mortgage loan sales                                      43,909,140       55,493,714
           Stock awards                                                                5,479              -
           Non-employee stock awards                                                 272,199              -
           Net change in:
             Other assets                                                          2,071,189      (2,992,916)
             Other liabilities                                                      (79,974)        2,482,328
                                                                                ------------    -------------
       Net cash provided by operating activities                                   2,031,003        1,150,191
                                                                                ------------    -------------
       Investing activities:
             Proceeds from maturities of
               investment securities                                                 168,914          290,624
             Proceeds from sale of other real estate
               owned                                                                472,997          713,611
             Loans granted, net of repayments                                    (5,691,400)      (3,132,020)
             Premises and equipment expenditures                                   (275,465)      (2,283,704)
                                                                                ------------    -------------
       Net cash used in investing activities                                     (5,324,954)      (4,411,489)
                                                                                ------------    -------------
                                                    -Continued-



                    UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (continued)
                 For the years ended December 30, 2006 and 2005

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

                                                     2006           2005
                                                 -----------     ----------
       Net income (loss)                          $(401,698)     $1,989,169
       Less: Preferred dividends                      31,524         15,761
                                                 -----------     -----------
       Net income(loss) available to
          Common shareholders                     $(433,222)     $1,973,408
                                                  ==========     ==========

                                                    2006            2005
                                                 -----------     ----------
       Weighted average shares outstanding         4,222,771      4,146,504
       Net dilutive effect of stock options           -              37,926
                                                  ----------     ----------
       Diluted average shares outstanding          4,222,771      4,184,430
                                                  ==========     ==========

       For December 31, 2006, the Company incurred a net loss. Accordingly, the anti-dilutive impact of the effect of stock options is not shown.

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

2.        Secondary market operations
          Midwest provides servicing and sub-servicing of real estate mortgage loans for University Bank and several other financial institutions. The unpaid principal balance of these loans was approximately $4.0 billion and $3.2 billion as of December 31, 2006 and 2005, respectively. Custodial escrow balances maintained in connection with these respective loans was $57.1 million and 40.7 million, at December 31, 2006 and 2005, respectively. Most of these funds are off balance sheet and maintained at University Bank. The following summarizes the operations of Midwest for the years ended December 31:

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
       Income of  Midwest                         $  667,182         $  425,915
                                                  ==========         ==========

          University Bank and Midwest sell conforming residential mortgage loans to the secondary market. These loans are owned by other institutions and are not included in the Company's consolidated balance sheets. Such mortgage loans have been sold predominately without recourse or with limited recourse. The unpaid principal balance of these loans was $152.7 million and $143.4 million at December 31, 2006 and 2005, respectively.

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

      Sales of available for sale securities:     2006            2005
                                                  ----            ----
               Proceeds                            $-              $-
               Realized gains                       -               -
               Realized losses                      -               -

          The scheduled maturity date of the securities available for sale at December 31, 2006 is:

                                                 Amortized              Fair
                                                    Cost               Value
                                                 ---------          ---------
                     2007-2011                     $     -          $      -
                     2012-2016                      32,108            31,325
                     After 2016                    667,776           641,263
                                                   -------           -------
                                                  $699,884          $672,588
                                                  ========          ========

4.  Accounts receivable
          Accounts receivable were $253,866 and $2,585,524 at December 31, 2006 and 2005, respectively. These balances included the following:
                                                      2006             2005
                                                    --------        ----------
              Stock subscription receivable from
              sale of stock in University Islamic
              Financial Corporation                 $   -           $1,500,000
              Lease termination receivable              -            1,000,000
              Other                                  253,866            85,524
                                                    --------        ----------
              Total                                 $253,866        $2,585,524
                                                    ========        ==========

5.  Loans
          Major classifications of loans are as follows as of December 31:
                                                    2006                2005
                                                 -----------        -----------
      Commercial                                 $15,705,255        $12,547,975
      Real estate - mortgage                      32,126,182         29,126,299
      Real estate - construction                   1,031,027          1,958,485
      Installment                                  1,795,875          1,707,461
      Credit cards                                   268,858            312,106
                                                 -----------        -----------
         Gross Loans                              50,927,197         45,652,326
      Allowance for loan losses                    (465,922)           (349,416)
                                                 -----------        -----------
         Net Loans                               $50,461,205        $45,302,910
                                                 ===========        ============

          Changes in the allowance for loan losses were as follows:
                                                     2006               2005
                                                  ----------         ----------
      Balance, beginning of year                  $  349,416         $  353,124
      Provision charged to operations                153,297             17,209
      Recoveries                                       7,139             12,701
      Charge-offs                                   (43,860)            (33,618)
                                                  ----------         ----------
      Balance, end of year                        $  465,992         $  349,416
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
      --------------
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
                         ========   ========  ========   ========     =========


7.  Time deposits
          Time deposit liabilities issued in denominations of $100,000 or more were $8,126,622 and $11,454,283 at December 31, 2006 and 2005,
          respectively.

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

8.  Stock options
          In 1995, the Company adopted a stock option and stock award plan (the 1995 Stock Plan), which provides for the grant of incentive stock options, as defined in Section 422(b) of the Internal Revenue Code of 1986, as amended, as well as the grant of non-qualified stock options and other stock awards. The plan provides for the grant to officers, directors and key employees of the Company, and independent contractors providing services to the Company, of options to purchase and other awards of common stock. The exercise price of options granted under the plan shall be determined by the Board of Directors, or a compensation committee thereof. Options shall expire on the date specified by the Board of Directors or such committee, but not more than 10 years from the date of grant (or five years from the date of grant for incentive stock options if the grantee owned 10% of the Company's voting stock at the date of grant). The 1995 Stock Plan terminated on November 15, 2005, however, all outstanding options under the plan remain outstanding until expiration, exercise or forfeiture. The following table summarizes the activity both within and outside the plan relating to options to purchase the Company's common stock:



                                                  Number of     Weighted Average
                                                  Options        Exercise Price
                                                  ----------     ----------
      Outstanding at January 1, 2005                 196,000       $1.69
      Granted - 2005                                 118,463        3.00
      Exercised - 2005                               (4,000)        1.50
      Forfeited - 2005                               (3,500)        2.47
                                                  ----------
      Outstanding at December 31, 2005               306,963        2.20
      Granted - 2006                                  48,563        3.00
      Exercised - 2006                                   -          0.00
      Forfeited - 2006                               (7,500)        2.47
                                                  ----------
      Outstanding at December 31, 2006               348,026        2.23
                                                  ==========
      -------------------------------------------------------------------------

        At December 31, 2006:
        Number of options immediately exercisable                  312,926
        Weighted average exercise price of immediately
         exercisable options                                         $2.24
       Range of exercise price of options outstanding         $1.00 - $3.00
       Weighted-average remaining life of options outstanding    4.56 years

        The following summarizes assumptions used to value stock options.

                                                    2006               2005
                                                    ----               ----

                     Risk-free interest rate        7.25%             7.25%
                     Expected option life           5.0 years         5.0 years
                     Expected stock price
                       volatility                   22.0%             22.0%
                     Expected dividends              $-                 $-

9.  Employee stock ownership plan (ESOP)
          The employees' allocation of ESOP assets is based on their current compensation, after 1 year of service and upon reaching the age of 21. The annual contribution to the ESOP is at the discretion of the Board of Directors. Assets of the plan are comprised entirely of 77,018 shares of the Company's stock at December 31, 2006 and 2005, all of which were fully allocated at December 31, 2006. Upon retirement from the plan, participants can receive distributions of their allocated shares of the Company's stock. The assets of the ESOP are held in trust and were valued at approximately $160,000 and $139,000 at December 31, 2006 and 2005, respectively.

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
                                             ===========    ===========

12. Related party transactions
          The Bank had loans outstanding of $117,927 and $70,961 to related officers and directors at December 31, 2006 and 2005, respectively. There were no related party loans that were originated during 2006 and 2005. Available lines of credit to related parties at the December 31, 2006 and 2005, totaled $208,000 and $169,000, respectively. Related party loans were made in the normal course of business and were performing pursuant to terms at December 31, 2006 and 2005.


13. Income taxes
          During the year ended December 31, 2006 an income tax benefit of $40,000 was recorded due to expected utilization of net operating loss carry forwards against 2007 expected taxable income. Additionally, current tax expense of $20,000 was recorded for 2006. The tax benefit increased the net deferred tax asset included in other assets in the consolidated balance sheets. The net deferred tax asset at December 31, 2006 and 2005 is comprised of the following:
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
                                                 ===========        ============

          The Company has net operating loss carry-forwards of approximately $834,000, which expire beginning in 2012, and general business credit carry-forwards of approximately $1,357,000, which expire beginning in 2011. Financial statement tax expense amounts differ from the amounts computed by applying the statutory federal tax rate of 34% to pretax income because of operating losses, tax credits, book-tax differences and valuation allowances recorded to reduce deferred tax assets as noted above.

14. Short-term borrowings
          The Bank had a line of credit available from the Federal Home Loan Bank (the FHLB) in the amount of $3.2 million and $3.7 million at December 31, 2006 and 2005, respectively. At December 31, 2006, borrowings were secured by the pledge of specific mortgage loans held for investment with unpaid principal balances of $4.0 million and available-for-sale securities with a balance of $672,588.

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

16. Management's plan regarding continuing operations
          At December 31, 2006, the Company had an accumulated deficit of $950,038. University Bancorp's operations are intended to continue in the future. Management has reviewed operating results, prepared projections of possible future results, performed other analyses of its operations to reduce operating costs and entered new product lines of business.

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

17. Fair value of financial instruments
          The following methods and assumptions were used to estimate fair values for financial instruments. The carrying amount is considered to estimate fair value for cash and short-term instruments, demand deposits, short-term borrowings, accrued interest, and variable rate loans or deposits that reprice frequently and fully. Securities'fair values are based on quoted market prices or, if no quotes are available, on the rate and term of the security and on information about the issuer. For fixed rate loans or deposits and for variable rate loan or deposits with infrequent repricing or repricing limits, the fair value is estimated by the discounted cash flow analysis using current market rates for the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analyses of underlying collateral values, where applicable. Fair value of loans held for sale is based on market estimates. Fair value of mortgage servicing rights is estimated using discounted cash flows based on current market interest rates net of estimated costs of servicing loans. Fair value of mortgage sub-servicing rights is based on a multiple of servicing contract revenue. The fair value of debt is based on currently available rates for similar financing. The fair value of off-balance sheet items is based on the fees or cost that would normally be charged to enter into or terminate such agreements. Fair value of unrecognized financial instruments includes commitments to extend credit and the fair value of letters of credit is considered immaterial.


          The carrying amounts and fair values of the Company's financial instruments were as follows:

                                                  December 31, 2006
                                                Carrying       Fair
        Financial Assets                        Amount         Value
        ----------------                    -----------   -----------
        Cash and due from banks             $27,381,000   $27,381,000
        Securities available for sale           673,000       673,000
        Federal Home Loan Bank stock            715,000       715,000
        Loans held for sale                   1,952,000     1,952,000
        Loans, net                           50,461,000    49,699,000
        Mortgage servicing rights             1,516,000     1,516,000
        Accrued interest receivable             305,000       305,000

        Financial Liabilities
        ---------------------
        Deposits                             78,882,000    78,895,000
        Accrued interest payable                 73,000        73,000

                                                  December 31, 2005
                                                Carrying       Fair
        Financial Assets                        Amount         Value
        ----------------                    -----------   -----------
        Cash and due from banks             $ 7,747,000   $ 7,747,000
        Securities available for sale           834,000       834,000
        Federal Home Loan Bank stock            941,000       941,000
        Loans held for sale                   1,447,000     1,447,000
        Loans, net                           45,303,000    44,948,000
        Mortgage servicing rights             1,472,000     1,472,000
        Accrued interest receivable             205,000       205,000

        Financial Liabilities
        ---------------------
        Deposits                             56,021,000    56,136,000
        Accrued interest payable                111,000       111,000

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

      2006
      ----                                   Retail           Mortgage
                                             Banking           Banking        Eliminations    Totals
                                            -----------      -----------      -----------   -----------

     Interest income                        $ 4,009,528         $ 65,764      $  (21,814)   $ 4,053,478
     Gain (loss) on the sale of
        mortgage loans                                -          100,450               -        100,450
     Other non-interest income                  797,714        4,312,470        (742,789)     4,367,395
     Interest expense                         1,896,200          114,377        (716,531)     1,294,046
     Provision for loan losses                  153,297                -               -        153,297
     Salaries and benefits                    1,630,227        1,812,724               -      3,442,951
     Occupancy, net                             381,350          143,629               -        524,979
     Other operating expense                  2,049,037        1,392,077           86,634     3,527,748
     Income(loss) before tax
        expense                             (1,302,869)        1,015,877        (134,706)      (421,698)
     Income tax expense (benefit)              (16,649)          348,695        (352,046)        20,000
     Segment profit(loss)                   (1,286,220)          667,182         217,340       (401,698)
     Segment assets                          83,366,458        3,905,283               -     87,271,741
     Capital expenditures                       173,453          102,012               -        275,465
     Depreciation                               242,892          139,327               -        382,219
     Amortization                              (14,972)          254,047               -        239,075


18. Segment reporting (contiued)

      2005
      ----                                   Retail           Mortgage
                                             Banking           Banking         Eliminations    Totals
                                            -----------      -----------      -----------   -----------
     Interest income                        $ 3,265,522      $    42,393      $   (35,024)  $ 3,272,891
     Gain (loss) on the sale of
        mortgage loans                          (6,172)          314,820                -       308,648
     Other non-interest income                2,647,645        3,163,983          (228,946)   5,582,682
     Interest expense                         1,133,677           35,429         (215,970)      953,136
     Provision for loan losses                   17,209                -                -        17,209
     Salaries and benefits                    1,440,562        1,560,356                -     3,000,918
     Occupancy, net                             356,791          154,376            6,000       517,167
     Other operating expense                  1,652,639        1,125,193            8,790     2,786,622
     Income before tax
        expense                               1,306,117          645,842          (62,790)    1,889,169
     Income tax expense  (benefit)             (100,000)         219,927         (219,927)     (100,000)
     Segment profit                            1,406,117         425,915          157,137     1,989,169
     Segment assets                           61,914,922       2,624,990                -    64,539,912
     Capital expenditures                      2,177,081         106,623                -     2,283,704
     Depreciation                                171,755         165,837                -       337,592
     Amortization                                  2,581         135,155                -       137,736




19. Quarterly financial data - unaudited
          The following tables represent summarized data for each of the quarters in 2006 and 2005 (in thousands, except income (loss) per share data).


2006                                          Quarter           Quarter            Quarter             Quarter
----                                           Ended             Ended              Ended               Ended
                                              March 31          June 30          September 30        December 31
                                             ---------         ---------           ---------         ---------
Interest income                                      $     913         $     998           $     922         $   1,220
Interest expense                                           275               328                 313               378
                                                     ---------         ---------           ---------         ---------
Net interest income                                        638               670                 609               842
Provision for losses                                        20                29                  57                47
                                                     ---------         ---------           ---------         ---------
Net interest income after
Provision for losses                                       618               641                 552               795
Loan set-up and other fees                                 310               324                 423               247
Loan servicing and sub-servicing fees                      529               608                 619               635
Gain on sale of loans                                       39                 -                 (1)                62
Other non-interest income                                  171               104                 157               242
Non-interest expense                                     1,654             1,906               1,883             2,053
                                                     ---------         ---------           ---------         ---------
Income tax expense(benefit)                               -                 -                   -                 (20)
                                                     ---------         ---------           ---------         ---------
Net income (loss) available to common shareholders  $      13         $    (229)           $   (133)         $    (52)
                                                    =========          =========           =========        ==========
Basic and diluted loss per share                    $    0.00         $   (0.06)           $  (0.03)         $  (0.01)
                                                    =========          =========           =========        ==========
Weighted average shares outstanding                  4,147,878         4,245,065           4,248,378         4,248,378
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






2005                                                 Quarter           Quarter            Quarter             Quarter
----                                                   Ended             Ended              Ended               Ended
                                                   March 31          June 30            September 30        December 31
                                                      ---------         ---------           ---------         ---------
Interest income                                      $       802         $    813          $       830         $     828
Interest expense                                             220              239                  278               216
                                                        ---------         ---------           ---------        ---------
Net interest income                                          582              574                  552               612
Provision for losses                                          15                2                   -                  -
                                                        ---------         ---------           ---------        ---------
Net interest income after
Provision for losses                                         567              572                  552               612
Loan set-up and other fees                                   398              346                  391               262
Loan servicing and sub-servicing fees                        369              445                  441               481
Gain on sale of loans                                        104               93                   93                19
Other non-interest income                                    152              138                  129             2,031
Non-interest expense                                       1,426            1,654                1,598             1,627
                                                       ---------         ---------           ---------         ---------
Income tax expense                                         -                 -                   -                 (100)
                                                       ---------         ---------           ---------         ---------
Net income (loss) available to common shareholders     $     164        $     (60)        $          8         $   1,878
                                                       =========         =========           =========         =========
Basic and diluted loss per share                       $    0.04        $   (0.02)        $       0.00         $    0.46
                                                       =========         =========           =========         =========
Weighted average shares outstanding                    4,138,849         4,143,878           4,143,878         4,144,269
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

20. Parent company only condensed financial information
                      Condensed Balance Sheet

                                                 December 31,       December 31,
                                                    2006                2005
                                                 -----------        -----------
   ASSETS
   Cash and cash equivalents                     $     2,066        $     3,747
   Investment in University Bank                   5,267,331          5,310,893
   Other assets                                        8,941              2,791
                                                 -----------        -----------
      Total Assets                               $ 5,278,338        $ 5,317,431
                                                 ===========        ===========
   LIABILITIES AND STOCKHOLDERS' EQUITY
   Accounts payable                              $    27,091        $    16,850
                                                  -----------        -----------
      Total Liabilities                               27,091             16,850
   Stockholders' Equity                            5,251,247          5,300,581
                                                 -----------        -----------
      Total Liabilities and Stockholders' Equity $ 5,278,338        $ 5,317,431
                                                 ===========        ===========

                         Condensed Statements of Income

                                                     2006              2005
                                                 -----------        -----------
     INCOME:
        Interest and dividends on investments    $       222        $        48
        Other                                         24,000             41,975
                                                 -----------        -----------
                    Total income                      24,222             42,023

     EXPENSES:
        Stock compensation                           277,681                  -
        Interest                                          75                332
        Public listing                                44,787             41,288
        Professional fees                             45,313             53,139
        Other miscellaneous                            7,077              1,953
                                                 -----------        -----------
                    Total Expense                    374,933             96,712
     Loss before federal income taxes
          and equity in undistributed
          net income(loss)of subsidiaries          (350,711)            (54,689)
     Federal income taxes                              -                   -
                                                 -----------        -----------
     Loss before equity in undistributed
          net income(loss) of subsidiaries         (350,711)            (54,689)
     Equity in undistributed net income(loss)
          of subsidiaries                           (50,987)          2,043,858
                                                 -----------         ----------
     Net income(loss)                            $ (401,698)         $1,989,169
                                                 ===========         ==========

                       Condensed Statements of Cash Flows

                                                                                     2006              2005
                                                                                   -----------        -----------
      Operating activities:
      Net income(loss)                                                            $  (401,698)        $ 1,989,169
      Adjustments to reconcile net income(loss) to net cash used in operating activities:
       Stock awards                                                                     5,479                 -
       Non-employee stock awards                                                      272,199                 -
       Net change in:
        Other assets                                                                   (6,150)                346
        Other liabilities                                                              10,241              (7,008)
        Investment in subsidiaries                                                     50,987          (2,043,858)
                                                                                   -----------        ------------
         Net cash used in operating activities                                        (68,942)            (61,351)
                                                                                   -----------        -----------
      Investing activities:
       Additional investment in subsidiary                                                -              (199,677)
                                                                                   -----------        ------------
         Net cash used in investing activities                                            -              (199,677)
                                                                                   -----------        -----------
      Financing activities:
       Principal payment on notes payable                                                 -               (34,000)
       Dividends on preferred stock                                                    (4,739)            (12,361)
       Issuance of preferred stock                                                     72,000             264,510
       Issuance of common stock                                                           -                41,000
                                                                                   -----------        -----------
         Net cash provided by financing activities                                     67,261             259,149
                                                                                   -----------        -----------
                 Net change in cash and cash equivalents                               (1,681)             (1,879)
           Cash and cash equivalents:
             Beginning of year                                                          3,747               5,626
                                                                                   -----------        -----------
             End of year                                                           $    2,066         $     3,747
                                                                                   ===========        ===========
          Supplemental disclosure of cash flow information:
           Cash paid during the year for:
             Interest                                                              $       75          $      589
           Dividends on preferred stock converted to
             additional shares of preferred stock                                  $   26,785          $    3,400


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


         (b)   Changes in Internal Controls.


               Except as described above, there were no significant changes in the Company's internal controls over financial reporting during the fourth quarter of the fiscal year ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. However, management intends to implement the changes described below. The Company has recorded material post closing audit adjustments to the consolidated financial statements. In addition, the Company has not timely filed certain SEC reports, including the Form 10-K for 2006 with the Securities Exchange Commission (SEC) within the required due dates. The above items, under Section 404 of the Sarbanes Oxley Act of 2002, constitute significant deficiencies and material weaknesses in internal controls over financial reporting. The Company seeks to implement a short and long-term correction of these internal control deficiencies and believes it can make progress toward correction of these matters.


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

..

              Equity Compensation Plan Information
                                        (a)                   (b)                     (c)
                                                                                  Number of
                                   Number of                                    securities remaining
                                securities to be                                 available for future
                               issued upon exercise    Weighted-average         issuance under equit
                                 of outstanding       exercise price of          compensation plans
                                options, warrants    outstanding options,       (excluding securities
Plan Category                      and Rights        warrants and rights       reflected in column (a))
-------------                   ------------------   ---------------------    --------------------------
Equity compensation
plans approved by
security holders                   348,026                  $2.23                     -
Equity compensation
plans not approved
by security holders                   -                      NA                       -
      Total                        348,026                  $2.23                     -


Item 12. - Certain Relationships and Related Transactions and Director
           Independence

         The information required by this item is incorporated by reference herein from the portion of the Company's Proxy Statement to be under the caption:

         Certain Relationships and Related Transactions
            Corporate Governance



Item 13. - Exhibits

(a) Index of Financial Statements:
    The following statements are filed as part of this Report:

               Audited consolidated balance sheets as of December 31, 2006 and December 31, 2005, and consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for the two year period ended December 31, 2006 of the Company.


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


                                       By: /s/Nicholas K. Fortson
                                       -----------------------------------
                                       Nicholas K. Fortson
                                       Chief Financial Officer

                              Date:    May 16, 2007

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

         Hoover, LLC, a Michigan limited Liability Corporation (100% owned by Bank)

         University Islamic Financial Corporation, a Michigan Corporation (80% owned by Bank)

                                                                    EXHIBIT 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUTING FIRM


We have issued our report dated April 9, 2007 accompanying the consolidated financial statements included in the annual report of University Bancorp, Inc. on Form 10-KSB/A for the years ended December 31, 2006 and 2005. We hereby consent to the incorporation by reference of said report in the Registration Statement of University Bancorp, Inc. on Form S-8 (File No. 333-109930) effective October 23, 2003.


/S/ UHY LLP


Southfield, Michigan
May 16, 2007

                                                                    Exhibit 31.1
                          FORM 10-KSB 302 CERTIFICATION

I, Stephen Ranzini certify that:

1) I have reviewed this annual report on Form 10-KSB/A of University Bancorp, Inc.;

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

     Date:    May 16, 2007              /s/Stephen Lange Ranzini
           ------------------             ----------------------------------
                                          Stephen Lange Ranzini
                                          President and Chief Executive Officer

                                                                    Exhibit 31.2
                          FORM 10-KSB 302 CERTIFICATION

I, Nicholas K. Fortson certify that:

1) I have reviewed this annual report on Form 10-KSB/A of University Bancorp, Inc.;

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

     Date:    May 16, 2007              /s/Nicholas K. Fortson
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


Date:    May 16, 2007              By:   /s/ Stephen Lange Ranzini
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




                                           University Bancorp, Inc



Date:    May 16, 2007           By:       /s/ Nicholas K. Fortson
                                            -----------------------
                                            Nicholas K. Fortson
                                            Chief Financial Officer