Form 10QSB
period 2007-03-31
UNIVERSITY BANCORP INC /DE/
filed 2007-05-17
CIK 811211

Form 10-QSB

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

(Mark One)

☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

OR

o    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

X Yes	___No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes	_X_No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value outstanding at May 15, 2007: 4,248,378 shares

Transitional Small Business Disclosure Format (Check One) __Yes	_X_No

2

FORM 10-QSB

TABLE OF CONTENTS

PART I - Financial Information

____________________________________________________________

The information furnished in these interim statements reflects all adjustments and accruals, which are in the opinion of management, necessary for a fair statement of the results for such periods. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year.

Part I. - Financial Information
Item 1. - Consolidated Financial Statements

UNIVERSITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

March 31, 2007 and December 31, 2006

	(Unaudited)
	March 31,	December 31,
ASSETS	2007	2006
Cash and due from banks	$26,467,937	$27,381,113
Investment securities available for sale, at market	645,659	672,588
Federal Home Loan Bank Stock	714,600	714,600
Loans and financings held for sale, at the lower of cost or market	2,400,102	1,951,629
Loans and financings	54,152,940	50,927,197
Allowance for loan losses	(465,846)	(465,992)
Loans and financings, net	53,687,094	50,461,205

Premises and equipment, net	2,658,376	2,696,062
Mortgage servicing rights, at fair value	1,549,270	-
Mortgage servicing rights, net	-	1,516,100
Real estate owned, net	215,550	289,212
Accounts receivable	113,871	253,866
Accrued interest and profit receivable	315,850	304,863
Prepaid expenses	433,245	384,113
Goodwill	103,914	103,914
Other assets	357,110	542,476
TOTAL ASSETS	$89,662,578	$87,271,741

UNIVERSITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (continued)

March 31, 2007 and December 31, 2006

	(Unaudited)
	March 31,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2007	2006
Liabilities:
Deposits:
Demand - non interest bearing	$6,803,780	$5,086,312
Demand – interest bearing and profit sharing	58,780,544	57,925,964
Savings	288,559	268,585
Time	14,878,491	15,601,321
Total Deposits	80,751,374	78,882,182
Accounts payable	223,867	59,384
Accrued interest and profit sharing payable	91,385	73,532
Other liabilities	478,910	368,837
Total Liabilities	81,545,536	79,383,935
Minority Interest	2,709,520	2,636,559
Stockholders’ equity:
Preferred stock, $0.001 par value; $1,000 liquidation value;
Authorized - 500,000 shares; Issued – 37,672 shares in 2007 and 2006	38	38
Common stock, $0.01 par value;
Authorized - 5,000,000 shares;
Issued - 4,363,562 shares in 2007 and 2006	43,635	43,635
Additional paid-in-capital	6,488,960	6,488,960
Additional paid-in-capital - stock options	37,973	36,478
Treasury stock - 115,184 shares in 2007
and 2006	(340,530)	(340,530)
Accumulated deficit	(797,917)	(950,038)
Accumulated other comprehensive loss,
unrealized losses on securities available for sale, net	(24,637)	(27,296)
Total Stockholders’ Equity	5,407,522	5,251,247
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$89,662,578	$87,271,741

UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the Three Month Periods Ended March 31, 2007 and 2006
(Unaudited)

	2007	2006
Interest and financing income:
Interest and fees on loans and financing income	$1,065,773	$850,385
Interest on investment securities:
U.S. Government agencies	11,360	2,990
Other securities	9,008	9,900
Interest on federal funds and other	172,757	50,037
Total interest and financing income	1,258,898	913,312
Interest and profit sharing expense:
Interest and profit sharing on deposits:
Demand deposits	205,932	105,840
Savings deposits	718	1,010
Time certificates of deposit	178,355	168,039
Short-term borrowings	-	302
Total interest and profit sharing expense	385,005	275,191
Net interest and financing income	873,893	638,121
Provision for loan losses	22,263	20,000
Net interest and financing income after provision for loan losses	851,630	618,121
Other income:
Loan servicing and sub-servicing Fees	667,171	529,428
Initial loan set-up and other fees	455,800	309,600
Net gain on sale of mortgage loans	26,298	39,321
Insurance and investment fee income	42,857	51,684
Deposit service charges and fees	73,103	23,241
Other	32,021	97,451
Total other income	1,297,250	1,050,725

-Continued-

UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (continued)
For the Three Month Periods Ended March 31, 2007 and 2006
(Unaudited)

	2007	2006
Other expenses:
Salaries and benefits	$970,205	$825,405
Occupancy, net	141,188	131,915
Data processing and equipment expense	147,667	151,601
Legal and audit	123,513	49,689
Consulting fees	26,932	54,433
Mortgage banking	76,784	61,648
Change in fair value of mortgage servicing rights	34,775	-
Servicing rights amortization	-	1,313
Advertising	31,574	46,771
Memberships and training	29,094	24,457
Travel and entertainment	29,235	46,034
Supplies and postage	79,801	67,992
Insurance	47,921	39,811
Other operating expenses	176,749	126,260
Total other expenses	1,915,438	1,627,329
Income before income taxes and minority interest	233,442	41,517
Income tax expense	-	-
Income before minority interest	233,442	41,517
Minority interest in consolidated subsidiaries’ earnings	72,961	26,830
Net income	$160,481	$14,687
Basic earnings per common share	$0.04	$0.00
Diluted earnings per common share	$0.04	$0.00
Weighted average shares outstanding – Basic	4,248,378	4,147,878
Weighted average shares outstanding – Diluted	4,286,629	4,191,878

See notes to consolidated financial statements.

UNIVERSITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

For the Three Month Periods Ended March 31, 2007 and 2006

(Unaudited)

	2007	2006
Net income	$160,481	$14,687
Other comprehensive income (loss):
Net unrealized gain (loss) on securities available for sale – net of deferred taxes of $0 and $0, respectively	2,659	(477)
Comprehensive income	$163,140	$14,210

See notes to consolidated financial statements.

UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Three Month Periods Ended March 31, 2007 and 2006
(Unaudited)
	2007	2006
Operating activities:
Net income	$160,481	$14,687
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	96,946	102,685
Change in fair value of mortgage servicing rights	34,775	-
Amortization	-	1,313
Provision for loan losses	22,263	20,000
Net gain on sale of mortgages	(26,298)	(39,321)
Net amortization (accretion) on investment securities	(5,311)	1,221
Net gain on the sale of other real estate owned	(4,581)	-
Originations of mortgage loans	(17,894,055)	(8,233,323)
Proceeds from mortgage loan sales	17,471,880	8,800,169
Stock awards	1,495	-
Net change in:
Other assets	197,297	1,631,394
Other liabilities	365,370	235,547
Net cash provided by operating activities	420,262	2,534,372
Investing activities:
Proceeds from maturities of investment securities	34,899	54,082
Proceeds from sale of other real estate owned	78,243	-
Loans granted, net of repayments	(3,248,152)	(1,890,735)
Premises and equipment expenditures	(59,260)	(132,092)
Net cash used in investing activities	(3,194,270)	(1,968,745)

-Continued-

UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
For the Three Month Periods Ended March 31, 2007 and 2006
(Unaudited)
	2007	2006
Financing activities:
Net change in deposits	$1,869,192	$(1,398,268)
Dividends on preferred stock	(8,360)	(6,481)
Issuance of preferred stock	-	12,387
Net cash provided by (used in) financing activities	1,860,832	(1,392,362)
Net change in cash and cash equivalents	(913,176)	(826,735)
Cash and cash equivalents:
Beginning of period	27,381,113	7,746,666
End of period	$26,467,937	$6,919,931

Supplemental disclosure of cash flow information:
Cash paid for interest	$333,257	$324,864
Cash paid for federal income taxes	$-	$-
Supplemental disclosure of non-cash transactions:
Decrease (increase) in unrealized loss on securities available for sale, net of deferred taxes of $0 and $0, respectively.	$2,659	$(477)

See notes to consolidated financial statements.

UNIVERSITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) General

See Note 1 of the consolidated financial statements incorporated by reference in the Company's 2006 Annual Report on Form 10-K for a summary of the Company's significant accounting policies.

The unaudited consolidated financial statements included herein were prepared from the books of the Company in accordance with generally accepted accounting principles and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. All adjustments made were of a normal recurring nature. Such financial statements generally conform to the presentation reflected in the Company's 2006 Annual Report on Form 10-K. The current interim periods reported herein are included in the fiscal year subject to independent audit at the end of the year.

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

	For the Three Month
	Period Ended March 31,
	2007	2006
Net Income	$160,481	$14,687
Less: preferred dividends	8,360	6,481
Net income available to common shareholders	$152,121	$ 8,206

Average number of common shares outstanding	4,248,378	4,147,878
Net dilutive effect of options	38,251	44,000
Dilutive average shares outstanding	4,286,629	4,191,878

(2) Investment Securities

The Bank's available-for-sale securities portfolio at March 31, 2007 had a net unrealized loss of approximately $24,637 as compared to a net unrealized loss of approximately $27,296 at December 31, 2006.

Securities available for sale at March 31, 2007 consist of the following:

Amortized	Unrealized	Fair
Cost	Gains	Losses	Value

U.S. agency mortgage-backed

securities	$670,296 $	-	$(24,637) $645,659

Securities available for sale at December 31, 2006 consist of the following:

Amortized	Unrealized	Fair
Cost	Gains	Losses	Value
U.S. agency mortgage-backed
securities	$699,884 $	-	$(27,296)	$672,588

(3) Income Taxes

Income tax expense was $0 for the three months ended March 31, 2007 and 2006, resulting in an effective tax rate of 0% for both periods. Financial statement tax expense amounts differ from the amounts computed by applying the statutory federal tax rate of 34% to pretax income because of operating losses, tax credits, book-tax differences and valuation allowances recorded. At March 31, 2007 and December 31, 2006, the Company had a $140,000 deferred tax asset. This asset represents a loss carry forward that is expected to be realized.

(4) Segment Reporting

The following table summarizes the pre-tax net income (loss) of each profit center of the Company for the three months ended March 31, 2007 and 2006 (in thousands):

	2007	2006

Community and Islamic Banking	$(19)	$(36)
Midwest Loan Services	194	65
Corporate Office	(15)	(14)
Total	$160	$15

(5) Recent Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of SFAS 157, guidance for applying fair value was incorporated in several accounting pronouncements. SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS 157, fair value measurements are disclosed by level within that hierarchy. While SFAS 157 does not add any new fair value measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not determined the impact of adopting SFAS 157 on its financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. The Company is continuing to evaluate the impact of this statement.

(6) Adoption of Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets,” (“SFAS 156”)

In March 2006, the FASB issued SFAS 156, which amends Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” (“SFAS 140”). SFAS 156 changes SFAS 140 by requiring that mortgage servicing rights be initially recognized at their fair value and by providing the option to either: (1) carry mortgage servicing rights at fair value with changes in fair value recognized in earnings; or (2) continue recognizing periodic amortization expense and assess the mortgage servicing rights for impairment as originally required by SFAS 140. This option may be applied by class of servicing assets or liabilities.

SFAS 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, with early adoption permitted. The Company has chosen to adopt SFAS 156 effective January 1, 2007. The Company has identified mortgage servicing rights relating to mortgage loans as a class of servicing rights and has elected to apply fair value accounting to these assets. SFAS 156 requires that, at adoption, any adjustment necessary to record mortgage servicing rights at fair value be recognized in beginning stockholders’ equity. Due to the fact that the fair market value of mortgage servicing rights was less than the carrying value at December 31, 2006, there was no adoption adjustment required by the Company as of January 1, 2007, as noted below:

Balance at December 31, 2006,
Lower of Cost or Market	$1,516,100
Remeasurement to fair market value upon
adoption of SFAS 156	-
Balance at January 1, 2007, Fair Value	1,516,100
Additions – Originated Servicing Rights	67,945
Change in Fair Value	(34,775)
Balance at March 31, 2007, Fair Value	$1,549,270

(7) Subsequent Event

On May 1, 2007, the Company sold 8,000 shares of preferred stock for $80,000.

(8) Reclassifications

Certain items in the prior period consolidated financial statements have been reclassified to conform to the March 31, 2007 presentation.

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

SUMMARY

Net income for the Company for the three month period ended March 31, 2007 was $160,481 as compared to $14,687 for the same period last year. Community Banking reported a net loss of $19,000 during the current year’s first quarter, a slight improvement over a net loss of $36,000 for the same period in 2006. The Bank’s subsidiary, Midwest Loan Services Inc., reported net income of $194,000 for the first quarter of 2007 as compared to net income of $65,000 for the same period in 2006. Income at Midwest was positively impacted in 2007 by an increase in the number of loans serviced.

The following table summarizes the pre-tax net income (loss) of each profit center of the Company for the three months ended March 31, 2007 and 2006 (in thousands):

	2007	2006

Community and Islamic Banking	$ (19)	$ (36)
Midwest Loan Services	194	65
Corporate Office	(15)	(14)
Total	$ 160	$ 15

RESULTS OF OPERATIONS

Net Interest and Financing Income

Net interest and financing income increased 36.9% to $873,893 for the three months ended March 31, 2007 from $638,121 for the three months ended March 31, 2006. Net interest and financing income rose primarily because of an increase in earning assets. The net spread increased to 4.95% in 2007 from 4.79% in 2006.

Interest and profit income

Interest and financing income increased 37.8% to $1,258,898 for the quarter ended March 31, 2007 from $913,312 for the quarter ended March 31, 2006. An increase in the average balance of earning assets of $17,570,443 was a major factor in the increase in interest income. The average volume of interest and profit earning assets increased to $71,616,794 in the 2007 period from $54,046,351 in the 2006 period. The overall yield on total interest and profit bearing assets increased to 7.13% for the first quarter of 2007 as compared to 6.85% for the same period in 2006. The increase occurred due to an increase in the prime rate throughout the period after March 31, 2006.

Interest and Profit Sharing Expense

Interest and profit sharing expense increased 39.9% to $385,005 for the three months ended March 31, 2007 from $275,191 for the same period in 2006. An increase in the average balance of interest bearing and profit sharing liabilities of $16,619,693 was a major factor in the increase in interest expense. The average volume of interest bearing and profit sharing liabilities increased to $64,896,212 in the 2007 period from $48,276,519 in the 2006 period. The cost of funds decreased to 2.41% for the first quarter of 2007 as compared to 2.31% for the same period in 2006.

MONTHLY AVERAGE BALANCE SHEET AND INTEREST MARGIN ANALYSIS

The following table summarizes monthly average balances, interest and finance revenues from earning assets, expenses of interest bearing and profit sharing liabilities, their associated yield or cost and the net return on earning assets for the three months ended March 31, 2007 and 2006:

	Three Months Ended				Three Months Ended
	March 31, 2007				March 31, 2006
	Average	Interest	Average		Average	Interest	Average
	Balance	Inc / Exp	Yield (1)		Balance	Inc / Exp	Yield (1)
Interest and Profit Earning Assets:
Commercial Loans	$22,048,009	$498,963	9.18%		$17,045,046	$372,994	8.87%
Real Estate Loans (1)	31,814,627	519,551	6.62%		29,289,570	448,101	6.20%
Installment Loans	2,004,138	47,259	9.56%		1,340,153	29,290	8.86%
Total Loans	55,866,774	1,065,773	7.74%	`	47,674,769	850,385	7.23%
Investment Securities	1,378,860	20,368	5.99%		1,757,302	12,890	2.97%
Federal Funds & Bank Deposits	14,371,160	172,757	4.88%		4,614,280	50,037	4.40%
Total Interest and Profit Earning Assets	71,616,794	1,258,898	7.13%		54,046,351	913,312	6.85%

Interest Bearing and Profit Sharing Liabilities:
Deposit Accounts:
Demand	29,587,794	49,024	0.67%		14,417,090	8,392	0.24%
Savings	295,853	718	0.98%		411,501	1,010	1.00%
Time	14,723,292	178,355	4.91%		16,932,770	168,039	4.02%
Money Market Accts	20,289,273	156,908	3.14%		16,483,435	97,448	2.40%
Short-term Borrowings	-	-	0.00%		31,723	302	3.86%
Long-term Borrowings	-	-	0.00%		-	-	0.00%
Total Interest Bearing and Profit Sharing Liabilities	64,896,212	385,005	2.41%		48,276,519	275,191	2.31%

Net Earning Assets, Net Interest and Financing Income, and Net Spread	$6,720,582	$873,893	4.72%		$5,769,832	$638,121	4.54%

Net Interest and Financing Margin			4.95%			4.79%
(1) Yield is annualized.

Allowance for Loan Losses

The allowance for loan losses is determined based on management estimates of the amount required for losses inherent in the portfolio. These estimates are based on past loan loss experience, known and inherent risks in the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. The provision to the allowance for loan losses was $22,263 for the three month period ended March 31, 2007 and $20,000 for the same period in 2006.  Net charge-offs totaled $22,409 for the three month period ended March 31, 2007 as compared to net recoveries of $2,974 for the same period in 2006.  Illustrated below is the activity within the allowance for the three month period ended March 31, 2007 and 2006, respectively.

	2007	2006
Balance, January 1	$ 465,992	$ 349,416
Provision for loan losses	22,263	20,000
Loan charge-offs	(22,866)	(1,334)
Recoveries	457	4,308
Balance, March 31	$ 465,846	$ 372,390

	At March 31, 2007	At December 31, 2006
Total loans & financings(1)	$54,152,940	$ 50,927,197
Reserve for loan losses	$ 465,846	$ 465,992
Reserve/Loans % (1)	0.86%	0.92%

The Bank’s approximately $16 million of Islamic financings on its books at March 31, 2007 are covered by an agreement with the Bank’s Islamic depositors who have profit-sharing on the Bank’s portfolio of Islamic financings. The formula for the payout of this profit-sharing essentially means that in any given month, if there is a loss on an Islamic financing on the Bank’s books, that the total amount of monthly profit-sharing that would otherwise be paid to the depositors would be available to offset these monthly losses. However, there is no assurance that if significant losses were repeatedly incurred and the profit-sharing pay-out on Islamic Deposits remained at zero for one or more months, that the Islamic deposits would not be withdrawn.

The following schedule summarizes the Company's non-performing assets:

	At March 31, 2007	At December 31, 2006
Past due 90 days and over and still accruing (1):	$ -	$ -
Nonaccrual loans (1):
Real estate – mortgage and construction loans	1,096,598	59,605
Installment	-	-
Commercial	-	-
Subtotal	1,096,598	59,605

Other real estate owned	215,550	289,212

Total nonperforming assets	$ 1,312,148	$ 348,817

	At March 31, 2007	At December 31, 2006
Ratio of non-performing loans to total loans (1)	2.03%	0.12%
Ratio of loans past due over 90 days and non-accrual loans to loan loss reserve	235%	13%

(1) Excludes loans held for sale which are valued at the lower of cost or fair market value.

At March 31, 2007 there were three loans on non-accrual. One loan, totaling $859,214 is a land development loan and has an impairment reserve of $223,230 allocated at March 31, 2007 and December 31, 2006. Although this loan was reserved for at December 31, 2006, it was not in non-accrual status until March 31, 2007. The other two loans, totaling $237,384, are residential real estate loans and have an impairment reserve of $9,922 at March 31, 2007 and December 31, 2006.

The Bank's overall loan portfolio is geographically concentrated in Ann Arbor and the future performance of these loans is dependent upon the performance of relatively limited geographical areas. As a result of the weak Michigan economy and recent negative developments in the Ann Arbor area economy, the Bank’s future loss ratios may exceed historical loss ratios.

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

Non-Interest Income

Total non-interest income increased 23.5% to $1,297,250 for the three months ended March 31, 2007 from $1,050,725 for the three months ended March 31, 2006. The increase was primarily due to higher mortgage servicing and origination activity.

At March 31, 2007, Midwest was subservicing 36,012 mortgages, an increase of 10.9% from 32,461 mortgages subserviced at December 31, 2006.

Non-Interest Expense

Non-interest expense increased 17.7% to $1,915,438 for the three months ended March 31, 2007 from $1,627,329 for the three months ended March 31, 2006 as salaries and other operating expenses increased due to increased on the volume of loan servicing and origination.

At March 31, 2007, University Bank (“the Bank”) and Midwest Loan Services (“Midwest”) owned the rights to service mortgages for Fannie Mae, Freddie Mac and other institutions, most of which were owned by Midwest, an 80% owned subsidiary of the Bank. The balance of mortgages serviced for these institutions was approximately $155 million at March 31, 2007. The fair value of these servicing rights was $1,549,270 at March 31, 2007. Market interest rate conditions can quickly affect the value of mortgage servicing rights in a positive or negative fashion, as long-term interest rates rise and fall. The servicing rights are recorded at fair value at March 31, 2007 and at the lower of cost or market at March 31, 2006. In 2007, the Company adopted the fair value measurement method of accounting for mortgage servicing rights according to SFAS 156. Under this method, changes in fair value are reported in earnings at each reporting date.

Following is an analysis of the change the Company’s mortgage servicing rights for the periods ended March 31, 2007 and 2006.

	2007	2006
Balance, January 1	$ 1,516,100	$ 1,471,808
Additions – originated	67,945	89,316
Amortization expense	-	(49,313)
Adjustment for asset impairment change	-	48,000
Change in fair value	(34,775)	-
Balance, March 31	$ 1,549,270	$ 1,559,811

Capital Resources

The table below sets forth the Bank's risk based assets, capital ratios and risk-based capital ratios of the Bank. At March 31, 2007 and December 31, 2006, the Bank was considered "well-capitalized" and exceeded the regulatory guidelines.

	Actual		To be Adequately Capitalized Under Promt Corrective Action Provisions		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2007:
Total capital (to risk weighted assets)	8,419,000	16.5%	$4,074,000	8.0%	$5,092,000	10.0%
Tier I capital (to risk weighted assets)	7,953,000	15.6%	2,037,000	4.0%	3,055,000	6.0%
Tier I capital (to average assets)	7,953,000	9.1%	3,508,000	4.0%	4,385,000	5.0%
As of December 31, 2006:
Total capital (to risk weighted assets)	$8,142,000	16.7%	$3,911,000	8.0%	$4,889,000	10.0%
Tier I capital (to risk weighted assets)	7,676,000	15.7%	1,955,000	4.0%	2,933,000	6.0%
Tier I capital (to average assets)	7,676,000	9.8%	3,122,000	4.0%	3,903,000	5.0%

Liquidity

Bank Liquidity. The Bank's primary sources of liquidity are customer deposits, scheduled payments and prepayments of loan principal, cash flow from operations,

maturities of various investments, borrowings from correspondent lenders secured by securities, residential mortgage loans and/or commercial loans. In addition, the Bank invests in overnight federal funds. At March 31, 2007, the Bank had cash and cash equivalents of $26,467,937. The Bank’s lines of credit include the following:

•	$3.2 million from the Federal Home Loan Bank of Indianapolis secured by investment securities and residential mortgage loans, and
•	$4.9 million from the Federal Reserve Bank of Chicago secured by commercial loans.

At March 31, 2007, the Bank had $0 outstanding on the Federal Home Loan Bank and Federal Reserve Bank lines of credit. In order to bolster liquidity from time to time, the Bank also sells brokered time deposits. There were no brokered deposits outstanding at March 31, 2007.

Bancorp Liquidity. At March 31, 2007, Bancorp had $1,684 in cash and investments on hand to meet its working capital needs. In an effort to increase the Bank's Tier 1 capital to assets ratio through retained earnings, management does not expect that the Bank will pay dividends to the Company during the balance of 2007. Management expects Bancorp’s working capital to be increased as a result of the issuance of additional shares of preferred stock. Subsequent to March 31, 2007, on May 1, 2007, the Company sold 8,000 shares of preferred sock for $80,000.

ITEM 3.	CONTROLS AND PROCEDURES
(a)	Evaluation of Disclosure Controls and Procedures.

Disclosure controls are procedures that are designed with an objective of ensuring that information required to be disclosed in our company’s periodic reports filed with the Securities and Exchange Commission, such as this report on Form 10-QSB, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission. Disclosure controls also are designed with an objective of ensuring that such information is accumulated and communicated to our company’s management, including our chief executive officer and chief financial officer, in order to allow timely consideration regarding required disclosures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the operation of these disclosure controls and procedures were effective.

(b)	Changes in Internal Controls.

Except for the hiring of additional staff members with experience in financial reporting, there were no significant changes in the Company's internal controls over financial reporting during the first quarter of the fiscal year ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Management intends that the new staff members will assist in eliminating the control deficiencies noted at December 31, 2006. During the fourth quarter of 2006, the Company recorded material post closing audit adjustments to the consolidated financial statements. In addition, the Company did not timely file certain SEC reports, including the Form 10-KSB for the year ended December 31, 2006 and Form 10-QSB for the quarter ended March 31, 2007 with the Securities Exchange Commission (SEC) within the required due dates. Form 10-KSB for 2006 was also subsequently amended on Form 10-KSB/A due to errors in the original filing. The above items, under Section 404 of the Sarbanes Oxley Act of 2002, constitute significant deficiencies and material weaknesses in internal controls over financial reporting. The Company seeks to implement a short and long-term correction of these internal control deficiencies and believes it can make progress toward correction of these matters.

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

UNIVERSITY BANCORP, INC.

Date:	May 17, 2007	/s/ Stephen Lange Ranzini
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

4)

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report;

c)

disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and;

5)

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 17, 2007	/s/Stephen Lange Ranzini
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

4)

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report;

c)

disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and;

5)

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 17, 2007	/s/ Nicholas Fortson
Nicholas E. Fortson
Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT

TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Stephen Lange Ranzini, the President and Chief Executive Officer of University Bancorp, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of University Bancorp, Inc. on Form 10-QSB for the quarter ended March 31, 2007 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of University Bancorp, Inc.

UNIVERSITY BANCORP, INC.

Date:	May 17, 2007	/s/ Stephen Lange Ranzini
Stephen Lange Ranzini

President and Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT

TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Nicholas K. Fortson, the Chief Financial Officer of University Bancorp, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of University Bancorp, Inc. on Form 10-QSB for the quarter ended March 31, 2007 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of University Bancorp, Inc.

UNIVERSITY BANCORP, INC.

Date:	May 17, 2007	/s/ Nicholas K. Fortson
Nicholas K. Fortson
Chief Financial Officer