Form 10QSB
period 2007-06-30
UNIVERSITY BANCORP INC /DE/
filed 2007-08-14
CIK 811211

Form 10-QSB

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

OR

☐      Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File Number 0-16023

UNIVERSITY BANCORP, INC.

(Exact name of small business issuer as specified in its charter)

                Delaware38-2929531

(State of incorporation)(IRS Employer Identification Number)

2015 Washtenaw Avenue, Ann Arbor, Michigan    48104

(Address of principal executive offices)     (Zip Code)

Issuer’s telephone number, including area code: (734) 741-5858

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

X Yes	___No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes	_X_No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value outstanding at August 13, 2007: 4,248,378 shares

Transitional Small Business Disclosure Format (Check One) __Yes	_X_No

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

Consolidated Balance Sheets

June 30, 2007 and December 31, 2006

	(Unaudited)
	June 30,	December 31,
ASSETS	2007	2006
Cash and due from banks	$22,427,546	$27,381,113
Investment securities available for sale, at market	606,008	672,588
Federal Home Loan Bank Stock	714,600	714,600
Loans and financings held for sale, at the lower of cost or market	1,673,383	1,951,629
Loans and financings	55,794,914	50,927,197
Allowance for loan losses	(519,620)	(465,992)
Loans and financings, net	55,275,294	50,461,205

Premises and equipment, net	2,639,338	2,696,062
Mortgage servicing rights, at fair value	1,767,244	-
Mortgage servicing rights, net	-	1,516,100
Real estate owned, net	215,550	289,212
Accounts receivable	242,212	253,866
Accrued interest and profit receivable	287,311	304,863
Prepaid expenses	381,135	384,113
Goodwill	103,914	103,914
Other assets	507,231	542,476
TOTAL ASSETS	$86,840,766	$87,271,741

UNIVERSITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (continued)

June 30, 2007 and December 31, 2006

	(Unaudited)
	June 30,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2007	2006
Liabilities:
Deposits:
Demand - non interest bearing	$33,822,380	$34,594,823
Demand – interest bearing and profit sharing	27,520,729	28,417,453
Savings	272,005	268,585
Time	15,540,469	15,601,321
Total Deposits	77,155,583	78,882,182
Accounts payable	24,347	59,384
Accrued interest and profit sharing payable	89,596	73,532
Other liabilities	259,951	368,837
Total Liabilities	77,529,477	79,383,935
Minority Interest	2,916,065	2,636,559
Stockholders’ equity:
Preferred stock, $0.001 par value; $1,000 liquidation value;
Authorized - 500,000 shares; Issued – 47,384, shares in 2007 and 37,672 in 2006	47	38
Common stock, $0.01 par value;
Authorized - 5,000,000 shares;
Issued - 4,363,562 shares in 2007 and 2006	43,635	43,635
Additional paid-in-capital	6,586,042	6,488,960
Additional paid-in-capital - stock options	38,968	36,478
Treasury stock - 115,184 shares in 2007
and 2006	(340,530)	(340,530)
Retained earnings (accumulated deficit)	96,594	(950,038)
Accumulated other comprehensive loss,
unrealized losses on securities available for sale, net	(29,532)	(27,296)
Total Stockholders’ Equity	6,395,224	5,251,247
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$86,840,766	$87,271,741

See notes to consolidated financial statements.

UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the Periods Ended June 30, 2007 and 2006
(Unaudited)
	For the Three-Month		For the Six-Month
	Period Ended		Period Ended
	2007	2006	2007	2006
Interest and financing income:
Interest and fees on loans and financing income	$1,069,831	$906,700	$2,135,604	$1,757,085
Interest on securities:
U.S. Government agencies	3,992	1,604	15,352	4,594
Other securities	6,896	16,500	15,904	26,400
Interest on federal funds and other	160,093	73,484	332,850	123,521
Total interest and financing income	1,240,812	998,288	2,499,710	1,911,600
Interest and profit sharing expense:
Interest and profit sharing on deposits:
Demand deposits	233,370	159,356	439,302	265,196
Savings deposits	701	861	1,419	1,871
Time deposits	193,034	166,362	371,389	334,401
Short-term borrowings	-	1,779	-	2,081
Total interest and profit sharing expense	427,105	328,358	812,110	603,549
Net interest and financing income	813,707	669,930	1,687,600	1,308,051
Provision for loan losses	53,589	28,984	75,852	48,984
Net interest and financing income after
provision for loan losses	760,118	640,946	1,611,748	1,259,067
Other income:
Loan servicing and sub-servicing fees	597,489	608,483	1,264,660	1,137,911
Initial loan set up and other fees	382,883	323,972	838,683	633,572
Net gain (loss) on sale of mortgage loans	19,734	(429)	46,032	38,892
Insurance and investment fee income	40,444	50,018	83,301	101,702
Deposit service charges and fees	55,847	31,763	128,950	55,004
Change in fair value of mortgage servicing rights	88,919	-	54,144	-
Termination Fees	1,175,284	-	1,175,284	-
Other	70,116	22,457	102,137	119,908
Total other income	2,430,716	1,036,264	3,693,191	2,086,989
-Continued-

UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (continued)
For the Periods Ended June 30, 2007 and 2006
(Unaudited)

	For the Three-Month		For the Six-Month
	Period Ended		Period Ended
	2007	2006	2007	2006
Other expenses:
Salaries and benefits	$1,027,828	$845,038	$1,998,033	$1,670,443
Occupancy, net	147,135	129,942	288,323	261,857
Data processing and equipment expense	163,221	145,472	310,888	297,073
Legal and audit	122,640	70,719	246,153	120,408
Consulting fees	62,700	41,873	89,632	96,306
Mortgage banking	76,238	44,816	153,022	106,464
Servicing rights amortization	-	(35,341)	-	(34,028)
Advertising	83,555	59,626	115,129	106,397
Memberships and training	38,208	37,609	67,302	62,066
Travel and entertainment	86,570	44,681	115,805	90,715
Supplies and postage	99,554	71,731	179,355	139,723
Insurance	47,271	38,885	95,192	78,696
Other operating expenses	108,746	360,698	285,495	486,958
Total other expenses	2,063,666	1,855,749	3,944,329	3,483,078
Income (loss) before income taxes and minority interest	1,127,168	(178,539)	1,360,610	(137,022)
Income tax expense	20,000	-	20,000	-
Income (loss) before minority interest	$1,107,168	$(178,539)	$1,340,610	$(137,022)
Minority interest in consolidated subsidiaries’ earnings	202,617	50,414	275,578	77,244
Net income (loss)	904,551	(228,953)	1,065,032	(214,266)
Preferred stock dividends	10,040	7,913	18,400	14,394
Net income (loss) available to common shareholders	$894,511	$(236,866)	$1,046,632	$(228,660)
Basic earnings/(loss) per common share	$.21	$(0.06)	$.25	$(0.05)
Diluted earnings/(loss) per common share	$.21	$(0.06)	$.24	$(0.05)
Weighted average shares outstanding – Basic	4,248,378	4,245,065	4,248,378	4,196,740
Weighted average shares outstanding – Diluted	4,286,593	4,245,065	4,286,611	4,196,740

See notes to consolidated financial statements.

UNIVERSITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

For the Periods Ended June 30, 2007 and 2006

(Unaudited)

	For the Three-Month		For the Six-Month
	Period Ended		Period Ended
	2007	2006	2007	2006
Net income (loss)	$904,551	$(228,953)	$1,065,032	$(214,266)
Other comprehensive income (loss):
Net unrealized loss on securities
available for sale – net of deferred
taxes	(4,895)	(6,098)	(2,236)	(6,575)
Comprehensive income (loss)	$899,656	$(235,051)	$1,062,796	$(220,841)

See notes to consolidated financial statements.

UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Six-Month Periods Ended June 30, 2007 and 2006
(Unaudited)
	2007	2006
Operating activities:
Net income (loss)	$1,065,032	$(214,266)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	194,297	197,075
Change in fair value of mortgage servicing rights	(54,144)	-
Amortization	-	(34,028)
Provision for loan losses	75,852	48,984
Net gain on sale of mortgages	(46,032)	(38,892)
Net amortization (accretion) on investment securities	(3,541)	4,028
Net gain on the sale of other real estate owned	(4,581)	-
Originations of mortgage loans	(26,020,799)	(16,172,367)
Proceeds from mortgage loan sales	26,345,077	16,349,034
Stock awards	2,490	-
Non-employee stock awards	-	259,023
Net change in:
Other assets	(129,571)	1,745,365
Other liabilities	151,647	110,013
Net cash provided by operating activities	1,575,727	2,253,969
Investing activities:
Proceeds from maturities of investment securities	67,885	94,721
Proceeds from sale of other real estate owned	78,243	-
Loans granted, net of repayments	(4,889,941)	(1,889,004)
Premises and equipment expenditures	(137,573)	(208,982)
Net cash used in investing activities	(4,881,386)	(2,003,265)

-Continued-

UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
For the Six-Month Periods Ended June 30, 2007 and 2006
(Unaudited)
	2007	2006
Financing activities:
Net change in deposits	$(1,726,599)	$2,983,978
Dividends on preferred stock	(18,400)	(14,394)
Issuance of preferred stock	97,091	84,387
Net cash provided by (used in) financing activities	(1,647,908)	3,053,971
Net change in cash and cash equivalents	(4,953,567)	3,304,675
Cash and cash equivalents:
Beginning of period	27,381,113	7,746,666
End of period	$22,427,546	$11,051,341

Supplemental disclosure of cash flow information:
Cash paid for interest	$796,046	$653,008
Supplemental disclosure of non-cash transactions:
Decrease (increase) in unrealized loss on securities available for sale, net of deferred taxes of $0 and $0, respectively.	$(2,236)	$(6,575)
Mortgage loan converted to other real estate owned	$-	$306,144

See notes to consolidated financial statements.

UNIVERSITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) General

See Note 1 of the consolidated financial statements incorporated by reference in the Company’s 2006 Annual Report on Form 10-KSB for a summary of the Company’s significant accounting policies.

The unaudited consolidated financial statements included herein were prepared from the books of the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. All adjustments made were of a normal recurring nature. These condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Such financial statements generally conform to the presentation reflected in the Company’s 2006 Annual Report on Form 10-KSB. The current interim periods reported herein are included in the fiscal year subject to independent audit at the end of the year.

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

	For the Three-Month		For the Six-Month
	Period Ended June 30,		Period Ended June 30,
	2007	2006	2007	2006
Net income (loss)	$904,551	$(228,953)	$1,065,032	$(214,266)
Less: Preferred dividends	(10,040)	7,913	18,400	14,394
Net income available to common shareholders	$894,511	($236,866)	$1,046,632	$(228,660)

Average Number of common shares outstanding	4,248,378	4,245,065	4,248,378	4,196,740
Net dilutive effect of options	38,215	-	38,233	-
Diluted average shares outstanding	4,286,593	4,245,065	4,286,611	4,196,740

Options to purchase shares of common stock were outstanding as of June 30, 2006 but were not included in the computation of diluted earnings per share for the three and six-month periods ended June 30, 2006 as the shares would be anti-dilutive.

(2) Investment Securities

The Bank’s available-for-sale securities portfolio at June 30, 2007 had a net unrealized loss of approximately $29,532 as compared to a net unrealized loss of approximately $27,296 at December 31, 2006.

Securities available for sale at June 30, 2007 consist of the following:

	Amortized	Unrealized		Fair
	Cost	Gain	Losses	Value
U.S. agency mortgage-backed securities	$635,540	-	$ (29,532)	$606,008

Securities available for sale at December 31, 2006 consist of the following:

	Amortized	Unrealized		Fair
	Cost	Gain	Losses	Value
U.S. agency mortgage-backed securities	$699,884	-	$ (27,296)	$672,588

(3) Income Taxes

Income tax expense was $20,000 for the three months ended June 30, 2007 and $-0-for three months ended June 30 2006, resulting in an effective tax rate of 1.8% and 0% for 2007 and 2006 respectively. Financial statement tax expense amounts differ from the amounts computed by applying the statutory federal tax rate of 34% to pretax income because of operating losses, tax credits, book-tax differences and valuation allowances recorded. At June 30, 2007 and December 31, 2006, the Company had a $140,000 deferred tax asset. This asset represents a loss carry forward that is expected to be realized.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 which clarifies the accounting for uncertainty in tax positions. This interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company adopted FIN 48 effective January 1, 2007. There was no adjustment required to retained earnings since the Company was not aware of any material tax position taken or expected to be taken in a tax return which the tax law is subject to varied interpretations.

(4) Segment Reporting

Pre-tax income (loss) summary after minority interest for the three and six-months ended June 30, 2007 (in thousands):

	Three-Months	Six-Months
Community Banking	$ (224)	$ (243)
Midwest Loan Services	1,170	1,364
Corporate Office	(21)	(36)
Total	$ 925	$ 1,085

Pre-tax income (loss) summary after minority interest for the three and six-months ended June 30, 2006 (in thousands):

	Three-Months	Six-Months
Community Banking	$ (130)	$ (166)
Midwest Loan Services	184	249
Corporate Office	(283)	(297)
Total	$ (229)	$ (214)

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. The Company is continuing to evaluate the impact of this statement.

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

Balance at December 31, 2006
Lower of Cost or Market	$1,516,100
Remeasurement to fair market value upon
Adoption of SFAS 156	-
Balance at January , 2007, Fair Value	1,516,100
Additions – Originated Servicing Rights	197,000
Change in Fair Value	54,144
Balance at June 30, 2007, Fair Value	$1,767,244

(7) Reclassifications

Certain items in the prior period consolidated financial statements have been reclassified to conform to the June 30, 2007 presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report includes “forward-looking statements” as that term is used in the securities laws. All statements regarding our expected financial position, business and strategies are forward-looking statements. In addition, the words “anticipates,” “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends,” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. The presentation and discussion of the provision and allowance for loan losses and statements concerning future profitability or future growth or increases, are examples of inherently forward looking statements in that they involve judgments and statements of belief as to the outcome of future events. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and our future prospects include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning us and our business, including additional factors that could materially affect our financial results, is included in our other filings with the Securities and Exchange Commission.

SUMMARY

Net income for the Company for the six-month period ended June 30, 2007 was $1,065,032 as compared to a loss of $214,266 for the same period last year. The Bank’s subsidiary, Midwest Loan Services Inc., reported net income of $1,170,000 for the second quarter of 2007 as compared to net income of $184,000 for the same period in 2006. Income at Midwest was positively impacted in 2007 by a one time termination fee related to a sub-servicing contract severed in a previous period. The revenue was recognized in the current period as various uncertainties over the termination fee have been lifted. Community Banking reported a pre-tax net loss of $224,000 during the current year’s second quarter, an increase in loss over a pre-tax net loss of $130,000 for the same period in 2006.

At June 30, 2007, Midwest was subservicing 31,203 mortgages, a decrease of 3.8% from 32,461 mortgages subserviced at December 31, 2006 and a decrease of 13.4% from

36,012 mortgages subserviced at March 31, 2007. In April 2007 Midwest lost 7,000 mortgages from its subservicing portfolio related to one Credit Union Service Organization that terminated the subservicing relationship to pull the work in-house. As a result of the ongoing growth of new clients, management projects that Midwest will have about 36,650 mortgages subserviced by September 1, 2007, which would mean that Midwest will more than replace the 7,000 mortgages it lost from its subservicing portfolio by then. The loss of subservicing also had a negative impact in higher costs related to the process of transferring the 7,000 mortgage portfolios out from Midwest. As escrow deposits decreased, the result was a lower net interest margin during the second quarter of 2007 versus the first quarter of 2007. However, the 2007 results did represent an improvement over 2006 results, because the overall level of mortgages subserviced, escrow and Islamic deposits, net interest margin, and loans outstanding all increased versus the 2006 results.

The following table summarizes the pre-tax income (loss) summary after minority interest for the three and six-months ended June 30, 2007 (in thousands):

	Three-Months	Six-Months
Community Banking	$ (224)	$ (243)
Midwest Loan Services	1,170	1,364
Corporate Office	(21)	(36)
Total	$ 925	$ 1,085

RESULTS OF OPERATIONS

Net Interest and Financing Income

Net interest and financing income increased 21% to $813,707 for the three-months ended June 30, 2007 from $669,930 for the three months ended June 30, 2006. Net interest and financing income rose primarily because of an increase in earning assets. The net spread decreased to 4.61% in 2007 from 5.09% in 2006.

Net interest and financing income increased to $1,687,600 for the six-months ended June 30, 2007 from $1,308,051 for the six-months ended June 30, 2006. Net interest and financing income increased from a year ago as a result of a net increase in earning assets. The yield on interest and profit earning assets remained the same at 7.10% for the six-months ended June 30, 2007 and June 30, 2006. The cost of interest bearing and profit sharing liabilities increased to 3.75% for the six-months ended June 30, 2007 from 3.09% for the six-months ended June 30, 2006. Comparing the same two six-month periods, net interest and financing income as a percentage of total average earning assets decreased to 4.79% from 4.86%.

Interest and financing income

Interest and financing income increased 24% to $1,240,812 for the quarter ended June 30, 2007 from $998,288 for the quarter ended June 30, 2006. An increase in the average balance of earning assets of $17,966,119 was a major factor in the increase in interest income. The average volume of interest and profit earning assets increased to $70,779,777 in the 2007 period from $52,813,658 in the 2006 period. The overall yield on total interest and profit bearing assets decreased to 7.03% for the second quarter of 2007 as compared to 7.58% for the same period in 2006. The decrease occurred due to an increase in the amount of federal funds invested at lower rates throughout the period ended June 30, 2007.

Interest and financing income increased to $2,499,710 for the six-months ended June 30, 2007 from $1,911,600 for the six-months ended June 30, 2006. This increase resulted from an increase in average earning assets. The overall yield on earning assets remained at 7.10% for the six-months ended June 30, 2007 and June 30, 2006.

The average volume of interest and profit earning assets increased to $71,029,858 for the six-months ended June 30, 2007 from $54,257,823 for the same 2006 period.

Interest and Profit Sharing Expense

Interest and profit sharing expense increased 30% to $427,105 for the three months ended June 30, 2007 from $328,358 for the same period in 2006. An increase in the average balance of interest bearing and profit sharing liabilities of $5,197,053 was a major factor in the increase in interest and profit sharing expense. The average volume of interest bearing and profit sharing liabilities increased to $44,550,902 in the 2007 period from $39,353,849 in the 2006 period. The cost of funds increased to 3.85% for the first quarter of 2007 as compared to 3.35% for the same period in 2006.

Interest and profit sharing expense increased to $812,110 for the six-months ended June 30, 2007 from $603,549 for the same 2006 period. The rise in interest and profit sharing expense was due to an increase in the yield on and volume of average interest bearing and profit sharing liabilities. The cost of funds increased to 3.75% for the six-months ended June 30, 2007 from 3.09% for the same 2006 period. In 2007, the rates on deposits were higher than in the six-month period in 2006. The average volume of interest bearing and profit sharing liabilities increased to $43,663,710 for the six-months ended June 30, 2007 from $39,447,748 for the same 2006 period.

MONTHLY AVERAGE BALANCE SHEET AND INTEREST MARGIN ANALYSIS

The following tables summarize monthly average balances, interest and finance revenues from earning assets, expenses of interest bearing and profit sharing liabilities, their associated yield or cost and the net return on earning assets for the three and six-months ended June 30, 2007 and 2006:

	Three-Months Ended				Three-Months Ended
	June 30, 2007				June 30, 2006
	Average	Interest	Average		Average	Interest	Average
	Balance	Inc / Exp	Yield (1)		Balance	Inc / Exp	Yield (1)
Interest and Profit Earning Assets:
Loans:
Commercial Loans	$21,836,500	$466,541	8.57%		$17,808,092	$392,397	8.84%
Real Estate Loans	33,159,676	559,185	6.76%		28,285,141	481,547	6.83%
Installment Loans	2,044,267	44,105	8.65%		1,611,597	32,756	8.15%
Total Loans	57,040,444	1,069,831	7.52%	`	47,704,830	906,700	7.62%
Investment Securities	1,342,116	10,888	3.25%		1,776,783	18,104	4.09%
Federal Funds & Bank Deposits	12,397,218	160,093	5.18%		3,332,045	73,484	8.85%
Total Interest and Profit Earning Assets	70,779,777	1,240,812	7.03%		52,813,658	998,288	7.58%

Interest Bearing and Profit Sharing Liabilities:
Deposit Accounts:
Demand	5,996,756	48,506	3.24%		5,767,473	38,497	2.68%
Savings	283,062	701.99%			347,590	861	0.99%
Time	15,369,243	193,034	5.04%		14,827,575	166,362	4.50%
Money Market Accts	22,901,841	184,864	3.24%		18,294,327	120,859	2.65%
Short-term Borrowings	-	-	0.00%		116,884	1,779	6.10%
Long-term Borrowings	-	-	0.00%		-	-	0.00%
Total Interest Bearing and Profit Sharing Liabilities	44,550,902	427,105	3.85%		39,353,849	328,358	3.35%

Net Earning Assets, Net
Interest and Financing Income, and Net Spread	$26,228,875	$813,707	3.19%		$13,459,809	$669,930	4.23%

Net Interest and Financing Margin			4.61%			5.09%
(1) Yield is annualized.

	Six-Months Ended June 30,			Six-Months Ended June 30,
	2007			2006
	Average	Interest	Average	Average	Interest	Average
	Balance	Inc / Exp	Yield (1)	Balance	Inc / Exp	Yield (1)
Interest and Profit Earning Assets:
Loans:
Commercial	$21,943,403	$965,505	8.87%	$17,460,476	$765,390	8.84%
Real Estate	32,659,645	1,078,736	6.66%	28,119,817	929,649	6.67%
Installment/Consumer	2,027,647	91,363	9.09%	1,667,940	62,046	7.50%
Total Loans	56,630,695	2,135,604	7.60%	47,248,233	1,757,085	7.50%
Investment Securities	1,360,186	31,256	4.63%	1,724,735	30,994	3.62%
Federal Funds & Bank Deposits	13,038,977	332,850	5.15%	5,284,855	123,521	4.71%
Total Interest and Profit Earning Assets	71,029,858	2,499,710	7.10%	54,257,823	1,911,600	7.10%
Interest Bearing and Profit Sharing Liabilities:
Deposit Accounts:
Demand	6,692,040	97,530	2.94%	5,732,312	47,704	1.68%
Savings	289,167	1,419	0.99%	379,321	1,871	0.99%
Time	15,073,441	371,389	4.97%	15,858,571	334,401	4.25%
Money Market	21,609,062	341,772	3.19%	17,402,479	217,492	2.52%
Short-term borrowings	-	-	0.00%	75,065	2,081	5.59%
Long-term borrowings	-	-	0.00%	-	-	0.00%
Total Interest Bearing
and Profit Sharing Liabilities	43,663,710	812,110	3.75%	39,447,748	603,549	3.09%

Net Earning Assets, Net Interest and Financing Income, and Net Spread	$27,366,148	$1,687,600	3.35%	$14,810,075	$1,308,051	4.02%

Net Interest and Financing Margin			4.79%			4.86%

(1) Yield is annualized.

Allowance for Loan Losses

The allowance for loan losses is determined based on management estimates of the amount required for losses inherent in the portfolio. These estimates are based on past loan loss experience, known and inherent risks in the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. The provision to the allowance for loan losses was $75,852 for the six-month period ended June 30, 2007 and $48,984 for the same period in 2006. Net charge-offs totaled $22,224 for the six month period ended June 30, 2007 as compared to net recoveries of $3,814 for the same period in 2006. Illustrated below is the activity within the allowance for the three month period ended June 30, 2007 and 2006, respectively.

Balance, January 1	2007	2006
Provision for loan losses	$465,992	$349,416
Loan charge-offs	75,852	48,984
Recoveries	(23,596)	(2,112)
Balance, June 30	1,372	5,926
Balance, January 1	$519,620	$402,214

	At June 30, 2007	At December 31, 2006
Total loans & financings(1)	$55,794,914	$50,927,197
Reserve for loan losses	$ 519,620	$ 465,992
Reserve/Loans % (1)	0.93%	0.92%

The Bank’s approximately $18 million of Islamic financings on its books at June 30, 2007 are covered by an agreement with the Bank’s Islamic depositors who have profit-sharing on the Bank’s portfolio of Islamic financings. The formula for the payout of this profit-sharing essentially means that in any given month, if there is a loss on an Islamic financing on the Bank’s books, that the total amount of monthly profit-sharing that would otherwise be paid to the depositors would instead be available to offset these monthly losses. However, there is no assurance that if significant losses were repeatedly incurred and the profit-sharing pay-out on Islamic Deposits remained at zero for one or more months, that some or all of the Islamic deposits would not be withdrawn.

The following schedule summarizes the Company’s non-performing assets:

	At June 30, 2007	At December 31, 2006
Past due 90 days and over and still accruing (1):	$ -	$ -
Nonaccrual loans (1):
Real estate – mortgage and construction loans	1,095,656	59,605
Installment	-	-
Commercial	-	-
Subtotal	1,095,656	59,605

Other real estate owned	215,550	289,212

Total nonperforming assets	$ 1,311,206	$ 348,817

	At June 30, 2007	At December 31, 2006
Ratio of non-performing loans to total loans (1)	1.96%	0.12%
Ratio of loans past due over 90 days and non-accrual loans to loan loss reserve	211%	13%

(1) Excludes loans held for sale which are valued at the lower of cost or fair market value.

At June 30, 2007 there were three loans on non-accrual. One loan, totaling $859,214 is a land development loan and has an impairment reserve of $223,220 allocated at June 30, 2007 and December 31, 2006. Management has reached a deal with the borrower to gain title to the property to facilitate the work required to prepare the property for sale. Although this loan was reserved for at December 31, 2006, it was not in non-accrual status until March 31, 2007. The other two loans, totaling $236,442, are residential real estate loans. The larger of these two loans has mortgage insurance in place and no loss is anticipated on the work-out of the mortgage. The smaller loan has an impairment reserve of $4,062 at June 30, 2007 and December 31, 2006.

The Bank’s overall loan portfolio is geographically concentrated in Ann Arbor and the future performance of these loans is dependent upon the performance of relatively limited geographical areas. As a result of the weak Michigan economy and recent negative developments in the Ann Arbor area economy, the Bank’s future loss ratios may exceed historical loss ratios.

In general the bank has never originated the riskier types of mortgage products that are the focus of the recent crisis in the mortgage subprime industry. In particular the bank has no interest-only, optional payment or 80/10/10 residential mortgage loans in its portfolio or managed servicing rights portfolio. Midwest has a small portfolio of Alt-A quality mortgage servicing rights on mortgages sold through its Lehman Brothers conduit that it manages for its own account, all of which mortgages were current as of June 30, 2007.

Management believes that the current allowance for loan losses is adequate to absorb losses inherent in the loan portfolio, although the ultimate adequacy of the allowance is dependent upon future economic factors beyond the Company’s control. A downturn in the general nationwide economy will tend to aggravate, for example, the problems of local loan customers currently facing some difficulties, and could decrease residential home prices. A general nationwide business expansion could conversely tend to diminish the severity of any such difficulties.

Non-Interest Income

Total non-interest income increased 138% to $2,430,316 for the three-months ended June 30, 2007 from $1,036,264 for the three-months ended June 30, 2006. The increase was primarily due to the receipt by Midwest of a one time termination fee of $1,175,284. The termination fee was negotiated by Midwest and a former customer in prior periods. However due to various uncertainties, the revenue was not realized. Those uncertainties have cleared and allow for the revenue to be reported in the current period.

Total non-interest income increased to $3,693,191 for the six-months ended June 30, 2007 from $2,086,989 for the six-months ended June 30, 2006. As compared with the six-month period in 2006, the Company increased its sub-servicing operations. Income generated in this area was higher due to the higher termination fees which were only partially offset by a decline in the initial loan set up and other fees due to a decrease in loan originations.

At June 30, 2007, Midwest was subservicing 31,203 mortgages, a decrease of

3.8% from 32,461 mortgages subserviced at December 31, 2006 and a decrease of 13.4% from 36,012 mortgages subserviced at March 31, 2007. In April 2007, Midwest lost 7,000 mortgages from its subservicing portfolio related to one Credit Union Service Organization that terminated the subservicing relationship to pull the work in-house. As a result of the ongoing growth of new clients, management projects that Midwest will have 36,650 mortgages subserviced by September 1, 2007, which would mean that Midwest will more than replace the 7,000 mortgages it lost from its subservicing portfolio by then.

Non-Interest Expense

Non-interest expense increased 11.2% to $2,063,666 for the three-months ended June 30, 2007 from $1,855,749 for the three-months ended June 30, 2006 as salaries and other operating expenses increased due to increases in the volume of loan servicing and the expenses related to the transfer out from Midwest of the 7,000 mortgage portfolio.

Non-interest expense increased to $3,944,329 for the six-months ended June 30, 2007 from $3,483,078 for the six-months ended June 30, 2006. The increase was primarily due to an increase in salaries and other operating expenses and an increase legal fees for the expansion of products offered by the Islamic banking subsidiary. During the period, University Islamic Financial completed the legal work for its first commercial real estate financing product and added several additional states to the residential financing product document set.

At June 30, 2007, University Bank (“the Bank”) and Midwest Loan Services (“Midwest”) owned the rights to service mortgages for Fannie Mae, Freddie Mac and other institutions, most of which were owned by Midwest, an 80% owned subsidiary of the Bank. The balance of mortgages serviced for these institutions was approximately $155 million at June 30, 2007. The fair value of these servicing rights was $1,767,244 at June 30, 2007. Market interest rate conditions can quickly affect the value of mortgage servicing rights in a positive or negative fashion, as long-term interest rates rise and fall. The servicing rights are recorded at fair value at June 30, 2007 and at the lower of cost or market at June 30, 2006. In 2007, the Company adopted the fair value measurement method of accounting for mortgage servicing rights according to SFAS 156. Under this method, changes in fair value are reported in earnings at each reporting date.

Following is an analysis of the change the Company’s mortgage servicing rights for the periods ended June 30, 2007 and 2006:

	2007	2006
Balance, January 1	$1,516,100	$1,471,808
Additions – originated	197,000	155,212
Amortization expense	-	(114,973)
Adjustment for asset impairment change	-	149,000
Change in fair value	54,144	-
Balance, June 30	$1,767,244	$1,661,047

Capital Resources

The table below sets forth the Bank’s risk based assets, capital ratios and risk-based capital ratios of the Bank. At June 30, 2007 and December 31, 2006, the Bank was considered “well-capitalized” and exceeded the regulatory guidelines.

					To Be Well
			To be Adequately		Capitalized
	Actual		Capitalized Under		Under Prompt
			Prompt Corrective		Corrective
			Action Provisions		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2007:
Total capital (to risk weighted assets)	$9,559,000	18.6%	$4,074,000	8.0%	$4,102,160	10.0%
Tier I capital (to risk weighted assets)	9,039,000	17.6%	2,037,000	4.0%	2,051,080	6.0%
Tier I capital (to average assets)	9,039,000	10.9%	3,508,000	4.0%	3,319,240	5.0%
As of December 31, 2006:
Total capital (to risk weighted assets)	$8,142,000	16.7%	$3,911,000	8.0%	$4,889,000	10.0%
Tier I capital (to risk weighted assets)	7,676,000	15.7%	1,955,000	4.0%	2,933,000	6.0%
Tier I capital (to average assets)	7,676,000	9.8%	3,122,000	4.0%	3,903,000	5.0%

Liquidity

Bank Liquidity. The Bank’s primary sources of liquidity are customer deposits, scheduled payments and prepayments of loan principal, cash flow from operations, maturities of various investments, borrowings from correspondent lenders secured by securities, residential mortgage loans and/or commercial loans. In addition, the Bank invests in overnight federal funds. At June 30, 2007, the Bank had cash and cash equivalents of $22,427,546. The Bank’s lines of credit include the following:

$2.7 million from the Federal Home Loan Bank of Indianapolis secured by investment securities and residential mortgage loans, and

$4.7 million from the Federal Reserve Bank of Chicago secured by commercial loans.

At June 30, 2007, the Bank had $0 outstanding on the Federal Home Loan Bank and Federal Reserve Bank lines of credit. In order to bolster liquidity from time to time, the Bank also sells brokered time deposits. There were no brokered deposits outstanding at June 30, 2007.

Bancorp Liquidity. At June 30, 2007, Bancorp had $30,000 in cash and investments on hand to meet its working capital needs. In an effort to increase the Bank’s Tier 1 capital to assets ratio through retained earnings, management does not expect that the Bank will pay dividends to the Company during the balance of 2007.

ITEM 3.	CONTROLS AND PROCEDURES
(a)	Evaluation of Disclosure Controls and Procedures.

Disclosure controls are procedures that are designed with an objective of ensuring that information required to be disclosed in our company’s periodic reports filed with the Securities and Exchange Commission, such as this report on Form 10-QSB, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission. Disclosure controls also are designed with an objective of ensuring that such information is accumulated and communicated to our company’s management, including our chief executive officer and chief financial officer, in order to allow timely consideration regarding required disclosures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the operation of these disclosure controls and procedures were effective.

(b)	Changes in Internal Controls.

Except for the hiring of additional staff members with experience in financial reporting, there were no significant changes in the Company’s internal controls over financial reporting during the first quarter of the fiscal year ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Management intends that the new staff members will assist in eliminating the control deficiencies noted at December 31, 2006. During the fourth quarter of 2006, the Company recorded material post closing audit adjustments to the consolidated financial statements. In addition, the Company did not timely file certain SEC reports, including the Form 10-KSB for the year ended December 31, 2006 and Form 10-QSB for the quarter ended March 31, 2007 with the Securities Exchange Commission (SEC) within the required due dates. Form 10-KSB for 2006 was also subsequently amended on Form 10-KSB/A due to errors in the original filing. The above items, under Section 404 of the Sarbanes Oxley Act of 2002, constitute significant deficiencies and material weaknesses in internal controls over financial reporting. The Company seeks to implement a short and long-term correction of these internal control deficiencies and believes it can make progress toward correction of these matters.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings to which the Company or any of its subsidiaries is party or to which any of their properties are subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2007, the Company sold 8,000 shares of its 9% pay-in-kind option cumulative preferred stock for total proceeds of $80,000 to bolster working capital. The sale of preferred shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D.

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

UNIVERSITY BANCORP, INC.

Date:	August 14, 2007	/s/ Stephen Lange Ranzini
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

c)

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and;

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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 14, 2007	/s/Stephen Lange Ranzini
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

c)

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and;

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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 14, 2007	/s/ Nicholas Fortson
Nicholas E. Fortson
Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT

TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Stephen Lange Ranzini, the President and Chief Executive Officer of University Bancorp, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of University Bancorp, Inc. on Form 10-QSB for the quarter ended June 30, 2007 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of University Bancorp, Inc.

UNIVERSITY BANCORP, INC.

Date:	August 14, 2007
/s/ Stephen Lange Ranzini
Stephen Lange Ranzini

President and Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT

TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Nicholas K. Fortson, the Chief Financial Officer of University Bancorp, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of University Bancorp, Inc. on Form 10-QSB for the quarter ended June 30, 2007 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of University Bancorp, Inc.

UNIVERSITY BANCORP, INC.

Date:	August 14, 2007	/s/ Nicholas K. Fortson
Nicholas K. Fortson
Chief Financial Officer