Form 10QSB
period 2007-09-30
UNIVERSITY BANCORP INC /DE/
filed 2007-11-14
CIK 811211

United States

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-QSB

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

Common Stock, $0.01 par value outstanding at November 14, 2007: 4,248,378 shares

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

Consolidated Balance Sheets

September 30, 2007 and December 31, 2006

	(Unaudited)
	September 30,	December 31,
ASSETS	2007	2006
Cash and due from banks	$14,001,947	$27,381,113
Investment securities available for sale, at fair value	1,480,878	672,588
Trading securities	7,092,645	-
Federal Home Loan Bank Stock	714,600	714,600
Loans and financings held for sale, at the lower of cost or market	895,621	1,951,629
Loans and financings	57,931,072	50,927,197
Allowance for loan losses	(535,762)	(465,992)
Loans and financings, net	57,395,310	50,461,205

Premises and equipment, net	2,577,955	2,696,062
Mortgage servicing rights, at fair value	1,584,268	-
Mortgage servicing rights, net	-	1,516,100
Real estate owned, net	215,550	289,212
Accounts receivable	163,333	253,866
Accrued interest and profit receivable	360,658	304,863
Prepaid expenses	393,615	384,113
Goodwill	103,914	103,914
Other assets	507,197	542,476
TOTAL ASSETS	$87,487,491	$87,271,741

UNIVERSITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (continued)

September 30, 2007 and December 31, 2006

	(Unaudited)
	September 30,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2007	2006
Liabilities:
Deposits:
Demand - non interest bearing	$30,577,615	$34,594,823
Demand – interest bearing and profit sharing	30,672,815	28,417,453
Savings	267,338	268,585
Time	15,828,790	15,601,321
Total Deposits	77,346,558	78,882,182
Accounts payable	370,115	59,384
Accrued interest and profit sharing payable	99,754	73,532
Other liabilities	371,317	368,837
Total Liabilities	78,187,744	79,383,935
Commitments and contingencies
Minority Interest	2,927,132	2,636,559
Stockholders’ equity:
Preferred stock, $0.001 par value; $1,000 liquidation value;
Authorized - 500,000 shares; Issued – 49,224, shares in 2007 and 37,672 in 2006	49	38
Common stock, $0.01 par value;
Authorized - 5,000,000 shares;
Issued - 4,363,562 shares in 2007 and 2006	43,635	43,635
Additional paid-in-capital	6,604,440	6,488,960
Additional paid-in-capital - stock options	40,338	36,478
Treasury stock - 115,184 shares in 2007
and 2006	(340,530)	(340,530)
Retained earnings (accumulated deficit)	35,688	(950,038)
Accumulated other comprehensive loss,
unrealized losses on securities available for sale, net	(11,005)	(27,296)
Total Stockholders’ Equity	6,372,615	5,251,247
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$87,487,491	$87,271,741

See notes to consolidated financial statements.

UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the Periods Ended September 30, 2007 and 2006
(Unaudited)
	For the Three-Month		For the Nine-month
	Period Ended		Period Ended
	2007	2006	2007	2006
Interest and financing income:
Interest and fees on loans and financing income	$1,102,740	$826,648	$3,238,344	$2,583,733
Interest on securities:
U.S. Government agencies	46,981	2,673	62,333	7,267
Other securities	8,106	6,688	24,010	33,088
Interest on federal funds and other	161,461	86,474	494,311	209,995
Total interest and financing income	1,319,288	922,483	3,818,998	2,834,083
Interest and profit sharing expense:
Interest and profit sharing on deposits:
Demand deposits	240,048	164,436	679,350	429,632
Savings deposits	779	713	2,198	2,584
Time deposits	194,939	147,590	566,328	482,125
Short-term borrowings	-	-	-	1,947
Total interest and profit sharing expense	435,766	312,739	1,247,876	916,288
Net interest and financing income	883,522	609,744	2,571,122	1,917,795
Provision for loan losses	15,951	57,411	91,803	106,395
Net interest and financing income after
provision for loan losses	867,571	552,333	2,479,319	1,811,400
Other income:
Loan servicing and sub-servicing fees	640,608	619,158	1,905,268	1,757,069
Initial loan set up and other fees	399,844	422,779	1,238,527	1,056,351
Net gain (loss) on sale of mortgage loans	7,743	(1,474)	53,775	37,418
Insurance and investment fee income	39,145	43,151	122,446	144,853
Deposit service charges and fees	34,178	21,762	163,128	76,766
Unrealized gain on trading securities	77,788	-	77,788	-
Termination Fees	-	-	1,175,284	-
Other	62,317	92,057	164,454	211,965
Total other income	1,261,623	1,197,433	4,900,670	3,284,422
-Continued-

UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (continued)
For the Periods Ended September 30, 2007 and 2006
(Unaudited)

	For the Three-Month		For the Nine-month
	Period Ended		Period Ended
	2007	2006	2007	2006
Other expenses:
Salaries and benefits	$982,412	$851,672	$2,980,445	$2,522,115
Occupancy, net	130,450	128,688	418,773	390,545
Data processing and equipment expense	140,804	160,042	451,692	457,115
Change in fair value of mortgage servicing rights	236,914	-	182,770	-
Legal and audit	104,977	81,133	351,130	201,541
Consulting fees	67,651	44,259	157,283	140,565
Mortgage banking	73,314	61,176	226,336	167,640
Servicing rights amortization	-	193,610	-	159,582
Advertising	73,442	51,886	188,571	158,283
Memberships and training	59,969	21,235	127,271	83,301
Travel and entertainment	36,720	35,336	152,525	126,051
Supplies and postage	65,192	75,796	244,547	215,519
Insurance	50,812	35,816	146,004	114,512
Other operating expenses	135,293	114,692	420,788	601,650
Total other expenses	2,157,950	1,855,341	6,048,135	5,338,419
Income (loss) before income taxes and minority interest	(28,756)	(105,575)	1,331,854	(242,597)
Income tax expense	-	-	20,000	-
Income (loss) before minority interest	$(28,756)	$(105,575)	$1,311,854	$(242,597)
Minority interest in consolidated subsidiaries’ earnings	20,982	27,396	296,560	104,640
Net income (loss)	(49,738)	(132,971)	1,015,294	(347,237)
Preferred stock dividends	11,167	8,585	29,567	22,979
Net income (loss) available to common shareholders	$(60,905)	$(141,556)	$985,727	$(370,216)
Basic earnings/(loss) per common share	$(0.01)	$(0.03)	$0.23	$(0.09)
Diluted earnings/(loss) per common share	$(0.01)	$(0.03)	$0.23	$(0.09)
Weighted average shares outstanding – Basic	4,248,378	4,248,378	4,248,378	4,214,142
Weighted average shares outstanding – Diluted	4,248,378	4,248,378	4,285,587	4,214,142

See notes to consolidated financial statements.

UNIVERSITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

For the Periods Ended September 30, 2007 and 2006

(Unaudited)

	For the Three-Month		For the Nine-month
	Period Ended		Period Ended
	2007	2006	2007	2006
Net income (loss)	$(49,738)	$(132,971)	$1,015,294	$(347,237)
Other comprehensive income:
Net unrealized gain on securities
available for sale – net of deferred
taxes	18,527	16,997	16,291	10,422
Comprehensive income (loss)	$(31,211)	$(115,974)	$1,031,585	$(336,815)

See notes to consolidated financial statements.

UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Nine-month Periods Ended September 30, 2007 and 2006
(Unaudited)
	2007	2006
Operating activities:
Net income (loss)	$1,015,294	$(347,237)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	271,675	296,645
Change in fair value of mortgage servicing rights	182,770	-
Amortization	-	159,582
Provision for loan losses	91,803	106,395
Net gain on sale of mortgages	(53,775)	(37,418)
Net amortization (accretion) on investment securities	(15,098)	5,998
Net gain on the sale of other real estate owned	(4,581)	(36,783)
Unrealized gain on trading securities	(77,788)	-
Originations of mortgage loans and financings	(29,855,088)	(28,254,910)
Proceeds from mortgage loan and financing sales	30,964,871	27,636,984
Stock awards	3,860	-
Non-employee stock awards	-	260,845
Net change in:
Other assets	(190,423)	2,318,693
Other liabilities	630,006	308,180
Net cash provided by operating activities	2,963,526	2,416,974
Investing activities:
Proceeds from maturities of investment securities	253,398	128,633
Purchase of investment securities	(8,045,156)	-
Redemption of FHLB Stock	-	150,000
Proceeds from sale of other real estate owned	78,243	123,624
Loans granted, net of repayments	(7,025,908)	(2,713,184)
Premises and equipment expenditures	(153,568)	(232,386)
Net cash used in investing activities	(14,892,991)	(2,543,313)

-Continued-

UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
For the Nine-month Periods Ended September 30, 2007 and 2006
(Unaudited)
	2007	2006
Financing activities:
Net change in deposits	$(1,535,624)	$994,426
Dividends on preferred stock	(29,568)	(22,979)
Issuance of preferred stock	115,491	98,782
Net cash provided by (used in) financing activities	(1,449,701)	1,070,229
Net change in cash and cash equivalents	(13,379,166)	943,890
Cash and cash equivalents:
Beginning of period	27,381,113	7,746,666
End of period	$14,001,947	$8,690,556

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,221,654	$953,946
Supplemental disclosure of non-cash transactions:
Decrease in unrealized loss on securities available for sale, net of deferred taxes	$16,291	$10,422
Mortgage loan converted to other real estate owned	$-	$306,144

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

	For the Three-Month		For the Nine-Month
	Period Ended September 30,		Period Ended September 30,
	2007	2006	2007	2006
Net income (loss)	$(49,738)	$(132,971)	$1,015,294	$(347,237)
Less: preferred dividends	11,167	8,585	29,567	22,979
Net income (loss) available to common shareholders	$(60,905)	($141,556)	$985,727	$(370,216)

Average number of common shares outstanding	4,248,378	4,248,378	4,248,378	4,214,142
Net dilutive effect of options	-	-	37,209	-
Diluted average shares outstanding	4,248,378	4,248,378	4,285,587	4,214,142

For the three-months ended September 30, 2007 and 2006, and the nine-months ended September 30, 2006 the Company incurred a net loss. Accordingly, the anti-dilutive impact of the effect of stock options is not shown.

(2) Investment Securities

The Bank’s available-for-sale securities portfolio at September 30, 2007 had a net unrealized loss of approximately $11,005 as compared to a net unrealized loss of approximately $27,296 at December 31, 2006.

Securities available for sale at September 30, 2007 consist of the following:

	Amortized	Unrealized		Fair
	Cost	Gain	Losses	Value
U.S. agency mortgage-backed securities	$1,491,883	-	$(11,005)	$1,480,878

Securities available for sale at December 31, 2006 consist of the following:

	Amortized	Unrealized		Fair
	Cost	Gain	Losses	Value
U.S. agency mortgage-backed securities	$699,884	-	$(27,296)	$672,588

The Bank’s trading securities portfolio at September 30, 2007 had a net realized gain of approximately $77,788 as compared to a net unrealized loss of $0 at December 31, 2006.

Trading securities at September 30, 2007 and December 31, 2006 consist of the following:

	September 30,	December 31,
	2007	2006
U.S. agency mortgage-backed securities	$7,092,645	-

(3) Income Taxes

Income tax expense was $0 for the three-months ended September 30, 2007 and $0 for three-months ended September 30 2006. Financial statement tax expense amounts differ from the amounts computed by applying the statutory federal tax rate of 34% to pretax income because of operating losses, tax credits, book-tax differences and valuation allowances recorded. At September 30, 2007 and December 31, 2006, the Company had a $140,000 deferred tax asset. This asset represents a loss carry forward that is expected to be realized.

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

(4) Segment Reporting

Pre-tax income (loss) summary after minority interest for the three and nine-months ended September 30, 2007 (in thousands):

	Three-Months	Nine-months
Community Banking	$ (12)	$ (255)
Midwest Loan Services	(19)	1,345
Corporate Office	(19)	(55)
Total	$ (50)	$ 1,035

Pre-tax income (loss) summary after minority interest for the three and nine-months ended September 30, 2006 (in thousands):

	Three-Months	Nine-months
Community Banking	$ (95)	$ (261)
Midwest Loan Services	(11)	238
Corporate Office	(27)	(324)
Total	$ (133)	$ (347)

The reportable segments are activities that fall under the corporate offices (i.e. holding company), bank operations, and the mortgage servicing operations located at Midwest Loan Services, Inc. Activities included in the banking activity are conventional banking, Islamic banking, and a small insurance agency.

Total assets for each reportable segment as of September 30, 2007 (in thousands):

Community Banking	$80,821
Midwest Loan Services	6,658
Corporate Office	8
Total	$87,487

Total assets for each reportable segment as of December 31, 2007 (in thousands):

Community Banking	$83,358
Midwest Loan Services	3,905
Corporate Office	9
Total	$87,272

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

Balance at December 31, 2006
Lower of Cost or Market	$1,516,100
Remeasurement to fair market value upon
adoption of SFAS 156	-
Balance at January 1, 2007, Fair Value	1,516,100
Additions – Originated Servicing Rights	250,938
Change in Fair Value	(182,770)
Balance at September 30, 2007, Fair Value	$1,584,268

(7) Reclassifications

Certain items in the prior period consolidated financial statements have been reclassified to conform to the September 30, 2007 presentation.

Item 2. Management’s Discussion and Analysis or Plan of Operation

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

SUMMARY

Net loss for the Company for the three-month period ended September 30, 2007 was $49,738 as compared to a loss of $132,971 for the same period in 2006. The Bank’s subsidiary, Midwest Loan Services Inc., reported a pre-tax net loss of $19,000 for the third quarter of 2007 as compared to $11,000 for the same period in 2006. Income at Midwest was negatively impacted in the third quarter 2007 by decrease in long term mortgage interest rates which negatively impacted the fair value of mortgage servicing rights held for investment causing a valuation allowance of $236,914 which threw operating results into an overall loss for the quarter. Community Banking reported a pre-tax net loss of $12,000 during the current year’s third quarter, an improvement over a pre-tax net loss of $95,000 for the same period in 2006. Community Banking’s results continue to reflect ongoing investment in the expansion of University Islamic Financial, including legal and personnel costs to expand the product offering into additional states. Improvements in net interest and financing income driven by increases in loans and financings were offset by the mortgage servicing rights valuation allowance.

Net income for the Company for the nine-month period ended September 30, 2007 was $1,015,294 as compared to a loss of $347,237 for the same period last year. Income for the nine-months ended September 30, 2007 at Midwest Loan Services was positively impacted by termination fee income of $1,175,284 which more than offset a fair value mortgage servicing rights allowance of $182,770. Year-to-date key metrics of the bank have shown positive trends:

•	Loans and financings +15.5% (+20.7% annualized)

•	Islamic profit sharing deposits +81.4% (+108.6% annualized)

•	Islamic financings +33.2% (+44.2% annualized)

•	Tier 1 Capital +17.2% to $9,031,000

At September 30, 2007, Midwest was subservicing 32,770 mortgages, an increase of 4.9% from 31,242 mortgages subserviced at June 30, 2007 and an increase of 1.0% from 32,461 mortgages subserviced at December 31, 2006.

RESULTS OF OPERATIONS

Net Interest and Financing Income

Net interest and financing income increased 45% to $883,522 for the three-months ended September 30, 2007 from $609,744 for the three-months ended September 30, 2006. Net interest and financing income rose primarily because of an increase in earning assets. The net spread increased to 3.23% in 2007 from 3.01% in 2006.

Net interest and financing income increased to $2,571,122 for the nine-months ended September 30, 2007 from $1,917,795 for the nine-months ended September 30, 2006. Net interest and financing income increased from a year ago as a result of a net increase in earning assets. The yield on interest and profit earning assets increased to 7.21% for the nine-months ended September 30, 2007 from 6.69% for the nine-months ended September 30, 2006. The cost of interest bearing and profit sharing liabilities increased to 3.73% for the nine-months ended September 30, 2007 from 3.14% for the nine-months ended September 30, 2006. Comparing the same two nine-month periods, net interest and financing income as a percentage of total average earning assets decreased to 3.48% from 3.55%.

Interest and Financing Income

Interest and financing income increased 43% to $1,319,288 for the quarter ended September 30, 2007 from $922,483 for the quarter ended September 30, 2006. An increase in the average balance of earning assets of $19,169,273 was a major factor in the increase in interest income. The average volume of interest and profit earning assets increased to $75,578,338 in the 2007 period from $56,409,065 in the 2006 period. The overall yield on total interest and profit bearing assets increased to 6.93% for the third quarter of 2007 as compared to 6.49% for the same period in 2006. The increase occurred due to an increase in loans at higher rates throughout the period ended September 30, 2007.

Interest and financing income increased to $3,818,998 for the nine-months ended September 30, 2007 from $2,834,083 for the nine-months ended September 30, 2006. This increase resulted from an increase in average earning assets. The overall yield on earning assets increased to 7.21% for the nine-months ended September 30, 2007 from 6.69% for the nine-months ended September 30, 2006. The average volume of interest and profit earning assets increased to $70,828,526 for the nine-months ended September 30, 2007 from $56,646,689 for the same 2006 period.

Interest and Profit Sharing Expense

Interest and profit sharing expense increased 39% to $435,766 for the three-months ended September 30, 2007 from $312,739 for the same period in 2006. An increase in the average balance of interest bearing and profit sharing liabilities of $11,064,172 was a major factor in the increase in interest and profit sharing expense. The average volume of interest bearing and profit sharing liabilities increased to $46,774,100 in the 2007 period from $35,709,928 in the 2006 period. The cost of funds increased to 3.70% for the first quarter of 2007 as compared to 3.47% for the same period in 2006.

Interest and profit sharing expense increased to $1,247,876 for the nine-months ended September 30, 2007 from $916,288 for the same 2006 period. The rise in interest and profit sharing expense was due to an increase in the yield on and volume of average interest bearing and profit sharing liabilities. The cost of funds increased to 3.73% for the nine-months ended September 30, 2007 from 3.14% for the same 2006 period. In 2007, the rates on deposits were higher than in the nine-month period in 2006. The average volume of interest bearing and profit sharing liabilities increased to $44,710,604 for the nine-months ended September 30, 2007 from $39,060,107 for the same 2006 period.

MONTHLY AVERAGE BALANCE SHEET AND INTEREST MARGIN ANALYSIS

The following tables summarize monthly average balances, interest and finance revenues from earning assets, expenses of interest bearing and profit sharing liabilities, their associated yield or cost and the net return on earning assets for the three and nine-months ended September 30, 2007 and 2006:

	Three-Months Ended				Three-Months Ended
	September 30, 2007				September 30, 2006
	Average	Interest	Average		Average	Interest	Average
	Balance	Inc / Exp	Yield (1)		Balance	Inc / Exp	Yield (1)
Interest and Profit Earning Assets:
Loans:
Commercial Loans	$22,242,127	$487,931	8.70%		$17,258,545	$318,208	7.31%
Real Estate Loans	33,955,849	562,943	6.58%		29,863,476	487,343	6.47%
Installment Loans	2,070,679	51,866	9.94%		1,141,044	21,097	7.34%
Total Loans	58,268,655	1,102,740	7.51%	`	48,263,065	826,648	6.80%
Investment Securities	4,118,771	55,087	5.31%		1,529,651	9,361	2.43%
Federal Funds & Bank Deposits	13,190,912	161,461	4.86%		6,616,349	86,474	5.19%
Total Interest and Profit Earning Assets	75,578,338	1,319,288	6.93%		56,409,065	922,483	6.49%

Interest Bearing and Profit Sharing Liabilities:
Deposit Accounts:
Demand	5,186,758	36,076	2.76%		6,032,615	33,117	2.18%
Savings	310,425	779	1.00%		283,579	713	1.00%
Time	15,329,665	194,939	5.05%		11,027,071	147,590	5.31%
Money Market Accts	25,947,252	203,972	3.12%		18,366,663	131,319	2.84%
Short-term Borrowings	-	-	0.00%		-	-	0.00%
Long-term Borrowings	-	-	0.00%		-	-	0.00%
Total Interest Bearing and Profit Sharing Liabilities	46,774,100	435,766	3.70%		35,709,928	312,739	3.47%

Net Earning Assets, Net
Interest and Financing Income, and Net Spread	$28,804,238	$883,552	3.23%		$20,699,137	$609,744	3.01%

Net Interest and Financing Margin			4.64%			4.29%
(1) Yield is annualized.

	Nine-months Ended September 30,			Nine-months Ended September 30,
	2007			2006
	Average	Interest	Average	Average	Interest	Average
	Balance	Inc / Exp	Yield (1)	Balance	Inc / Exp	Yield (1)
Interest and Profit Earning Assets:
Loans:
Commercial	$22,044,072	$1,453,436	8.82%	$17,614,754	$1,083,598	8.22%
Real Estate	31,411,060	1,641,679	6.99%	30,516,440	1,416,992	6.21%
Installment/Consumer	1,983,751	143,229	9.65%	1,213,842	83,143	9.16%
Total Loans	55,438,883	3,238,344	7.81%	49,345,036	2,583,733	7.00%
Investment Securities	2,289,820	86,343	5.04%	1,640,035	40,355	3.29%
Federal Funds & Bank Deposits	13,099,823	494,311	5.05%	5,661,618	209,995	4.96%
Total Interest and Profit Earning Assets	70,828,526	3,818,998	7.21%	56,646,689	2,834,083	6.69%
Interest Bearing and Profit Sharing Liabilities:
Deposit Accounts:
Demand	6,183,469	133,576	2.89%	6,731,588	80,820	1.61%
Savings	296,331	2,198	0.99%	347,082	2,584	1.00%
Time	15,159,787	566,328	4.99%	14,201,336	482,125	4.54%
Money Market	23,071,017	545,774	3.16%	17,726,765	348,812	2.63%
Short-term borrowings	-	-	0.00%	53,336	1,947	4.88%
Long-term borrowings	-	-	0.00%	-	-	0.00%
Total Interest Bearing
and Profit Sharing Liabilities	44,710,604	1,247,876	3.73%	39,060,107	916,288	3.14%

Net Earning Assets, Net Interest and Financing Income, and Net Spread	$26,117,922	$2,571,122	3.48%	$17,586,582	$1,917,795	3.55%

Net Interest and Financing Margin			4.87%			4.54%

(1) Yield is annualized.

Allowance for Loan Losses

The allowance for loan losses is determined based on management estimates of the amount required for losses inherent in the portfolio. These estimates are based on past loan loss experience, known and inherent risks in the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. The provision to the allowance for loan losses was $91,803 for the nine-month period ended September 30, 2007 and $106,395 for the same period in 2006. Net charge-offs totaled $22,033 for the nine month period ended September 30, 2007 as compared to net recoveries of $1,700 for the same period in 2006. Illustrated below is the activity within the allowance for the nine-month period ended September 30, 2007 and 2006, respectively.

	2007	2006
Balance, January 1	$465,992	$349,416
Provision for loan losses	91,804	106,395
Loan charge-offs	(23,855)	(4,930)
Recoveries	1,822	6,630
Balance, September 30	$535,763	$457,511

	At September 30, 2007	At December 31, 2006
Total loans & financings(1)	$57,931,072	$50,927,197
Reserve for loan losses	$ 535,762	$ 465,992
Reserve/Loans % (1)	0.92%	0.95%

The Bank had approximately $19 million of Islamic financings on its books at September 30, 2007.  The allowance for loan losses for Islamic financing is determined under the same procedures and standards as for regular residential real estate loans.  The portion of the allowance for loan losses allocated to Islamic loans is $46,661.

On the liability side of the balance sheet, the Bank offers FDIC–insured deposits that are compliant with Islamic Law. These deposits, by agreement, are specifically invested in the Islamic financings. The Islamic savings, money markets and certificates of deposit pay out earnings that are derived specifically from the revenues from the Islamic financings net of certain expenses. In essence, a portion of the net earnings from the Islamic financings are allocated to the depositors and to the Company in accordance with the agreement. Thus the depositor’s earnings can fluctuate with the fluctuation of the net revenues from the Islamic financing.  If the underlying portfolio of assets is not profitable, the Bank may elect reduce the overall profit sharing with the depositors or not distribute any profit sharing at all. While the loss sharing characteristics related to the Islamic deposits would tend to lower the required amount of allowance for Islamic financings, management has opted to retain the same level of required reserves for Islamic financings as for comparable mortgage loans.

The following schedule summarizes the Company’s non-performing assets:

	At September 30, 2007	At December 31, 2006
Past due 90 days and over and still accruing (1):	$ 175,446	$ -
Nonaccrual loans (1):
Real estate – mortgage and construction loans	1,095,324	59,605
Installment	16,759	-
Commercial	-	-
Subtotal	1,287,529	59,605

Other real estate owned	215,550	289,212

Total nonperforming assets	$ 1,503,079	$ 348,817

	At September 30, 2007	At December 31, 2006
Ratio of non-performing loans to total loans (1)	1.92%	0.12%
Ratio of loans past due over 90 days and non-accrual loans to loan loss reserve	240%	13%

(1) Excludes loans held for sale which are valued at the lower of cost or fair market value.

At September 30, 2007 there were four loans on non-accrual totaling $1,112,083 and one loan over 90 days totaling $175,446 that was paid in full in October 2007. One non-accrual loan, totaling $859,214 is a land development loan and has an impairment reserve of $223,220 allocated at September 30, 2007 and December 31, 2006. Management has reached a deal with the borrower to gain title to the property to facilitate the work required to prepare the property for sale. Although this loan was reserved for at December 31, 2006, it was not in non-accrual status until March 31, 2007. The other three non- accrual loans, totaling $252,869, are residential real estate loans and an installment loan. The largest of these three loans has mortgage insurance in place and no loss is anticipated on the work-out of the mortgage. The smaller real estate loan has an impairment reserve of $4,062 at September 30, 2007 and December 31, 2006.

The Bank’s overall loan portfolio is geographically concentrated in Ann Arbor and the future performance of these loans is dependent upon the performance of relatively limited geographical areas. As a result of the weak Michigan economy and recent negative developments in the Ann Arbor area economy, the Bank’s future loss ratios may exceed historical loss ratios.

In general the bank has never originated the riskier types of mortgage products that are the focus of the recent crisis in the mortgage subprime industry. In particular the bank has no interest-only, optional payment, low or no documentation or 80/10/10 residential mortgage loans in its mortgage portfolio or managed servicing rights portfolio. Midwest has a small portfolio of Alt-A quality mortgage servicing rights on mortgages sold through its Lehman Brothers conduit that it manages for its own account, all of which mortgages were current as of September 30, 2007.

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

Non-Interest Income

Total non-interest income increased 5.36% to $1,261,623 for the three-months ended September 30, 2007 from $1,197,433 for the three-months ended September 30, 2006.

Total non-interest income increased to $4,900,670 for the nine-months ended September 30, 2007 from $3,284,422 for the nine-months ended September 30, 2006. As compared with the nine-month period in 2006, the Company increased its sub-servicing operations. Income generated in this area was higher due to the higher termination fees which were only partially offset by a decline in the initial loan set up and other fees due to a decrease in loan originations.

At September 30, 2007, Midwest was subservicing 32,770 mortgages, an increase of 4.9% from 31,242 mortgages subserviced at June 30, 2007 and an increase of 1.0% from 32,461 mortgages subserviced at December 31, 2006.

Non-Interest Expense

Non-interest expense increased 16.3% to $2,157,950 for the three-months ended September 30, 2007 from $1,855,341 for the three-months ended September 30, 2006 as salaries and other operating expenses increased due to increases in the volume of loan servicing.

Non-interest expense increased to $6,048,135 for the nine-months ended September 30, 2007 from $5,338,419 for the nine-months ended September 30, 2006. The increase was primarily due to an increase in salaries and other operating expenses and an increase in legal fees for the expansion of products offered by the Islamic banking subsidiary.

At September 30, 2007, University Bank (“the Bank”) and Midwest Loan Services (“Midwest”) owned the rights to service mortgages for Fannie Mae, Freddie Mac and other institutions, most of which were owned by Midwest, an 80% owned subsidiary of the Bank. The balance of mortgages serviced for these institutions was approximately $157 million at September 30, 2007. The fair value of these servicing rights was $1,584,268 at September 30, 2007. Market interest rate conditions can quickly affect the value of mortgage servicing rights in a positive or negative fashion, as long-term interest rates rise and fall. The servicing rights are recorded at fair value at September 30, 2007 and at the lower of cost or market at September 30, 2006. In 2007, the Company adopted the fair value measurement method of accounting for mortgage servicing rights according to SFAS 156. Under this method, changes in fair value are reported in earnings at each reporting date.

Following is an analysis of the change the Company’s mortgage servicing rights for the periods ended September 30, 2007 and 2006:

	2007	2006
Balance, January 1	$1,516,100	$1,471,808
Additions – originated	250,938	220,590
Amortization expense	-	(167,116)
Adjustment for asset impairment change	-	-
Change in fair value	(182,770)	-
Balance, September 30	$1,584,268	$1,525,282

Capital Resources

The table below sets forth the Bank’s risk based assets, capital ratios and risk-based capital ratios of the Bank. At September 30, 2007 and December 31, 2006, the Bank was considered “well-capitalized” and exceeded the regulatory guidelines. Tier 1 Capital increased 17.2% to $9,031,000 during the nine-months ended September 30, 2007.

					To Be Well
			To be Adequately		Capitalized
	Actual		Capitalized Under		Under Prompt
			Prompt Corrective		Corrective
			Action Provisions		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2007:
Total capital (to risk weighted assets)	$9,567,000	18.6%	$4,110,000	8.0%	$5,138,100	10.0%
Tier I capital (to risk weighted assets)	9,031,000	17.6%	2,055,000	4.0%	3,082,860	6.0%
Tier I capital (to average assets)	9,031,000	10.2%	3,544,000	4.0%	4,430,700	5.0%
As of December 31, 2006:
Total capital (to risk weighted assets)	$8,142,000	16.7%	$3,911,000	8.0%	$4,889,000	10.0%
Tier I capital (to risk weighted assets)	7,676,000	15.7%	1,955,000	4.0%	2,933,000	6.0%
Tier I capital (to average assets)	7,676,000	9.8%	3,122,000	4.0%	3,903,000	5.0%

Liquidity

Bank Liquidity. The Bank’s primary sources of liquidity are customer deposits, scheduled payments and prepayments of loan principal, cash flow from operations, maturities of various investments, borrowings from correspondent lenders secured by securities, residential mortgage loans and/or commercial loans. In addition, the Bank invests in overnight federal funds. At September 30, 2007, the Bank had cash and cash equivalents of $14,001,947. The Bank’s lines of credit include the following:

•	$10.0 million from the Federal Home Loan Bank of Indianapolis secured by investment securities and residential mortgage loans, and

•	$4.0 million from the Federal Reserve Bank of Chicago secured by commercial loans.

At September 30, 2007, the Bank had $0 outstanding on the Federal Home Loan Bank and Federal Reserve Bank lines of credit. In order to bolster liquidity from time to time, the Bank also sells brokered time deposits. There were no brokered deposits outstanding at September 30, 2007.

Bancorp Liquidity. At September 30, 2007, Bancorp had $22,584 in cash and investments on hand to meet its working capital needs. In an effort to increase the Bank’s Tier 1 capital to assets ratio through retained earnings, management does not expect that the Bank will pay dividends to the Company during the balance of 2007.

ITEM 3.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures.

Disclosure controls are procedures that are designed with an objective of ensuring that information required to be disclosed in our company’s periodic reports filed with the Securities and Exchange Commission, such as this report on Form 10-QSB, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission. Disclosure controls also are designed with an objective of ensuring that such information is accumulated and communicated to our company’s management, including our chief executive officer and chief financial officer, in order to allow timely consideration regarding required disclosures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the operation of these disclosure controls and procedures were effective for the quarter ended September 30, 2007. Significant improvements in internal controls over reporting were made from prior quarters where disclosure controls and procedures were deemed to be not effective.

(b)	Changes in Internal Controls.

At December 31, 2006 and the first two quarters of 2007, there were material weaknesses in the SEC reporting. After the first draft of the Form 10-KSB for 2006 and the March 31, 2007 Form 10-QSB, management and the auditors discovered adjustments to the financial statements. The adjustments were discovered in the audit and review of the financial statements of the various subsidiaries of the company. The failure to initially book certain transactions for the initial draft of the financial statements resulted from various staff changes occurring at critical points in the reporting cycle. The new staff failed to book certain transactions, which included certain accruals and reclassifications. The Form 10-KSB was amended after the original filing due to typographical errors in the original filings. These typographical errors resulted from an SEC edgarization process that resulted in significant manual adjustments to get the SEC compliant document to appear like the original Word Document. At June 30, 2007, the material weaknesses were cut down to one reclassification and timely filing of the SEC document. The edgarization process was greatly improved and did not require any substantial manual intervention to prepare the Form 10-QSB into an SEC compliant document. The above items, under Section 404 of the Sarbanes Oxley Act of 2002, constitute significant deficiencies and material weaknesses in internal controls over financial reporting.

During the third quarter of 2007, specific steps to remediate the material weaknesses were implemented by the Bank Cashier and Chief Executive Officer. They include a thorough review of the financial statements prior to submission to the auditors. The review was performed by multiple parties. Experienced staff members were hired to assist in the monitoring of disclosure controls and procedures.

Additionally, the Company also implemented a new edgarization process that eliminates substantial manual intervention to conform the Form 10-KSB Word document into an SEC compliant document.

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

UNIVERSITY BANCORP, INC.

Date:	November 14, 2007	/s/ Stephen Lange Ranzini

Stephen Lange Ranzini

President and Chief Executive Officer

/s/ Nicholas K. Fortson

Nicholas K. Fortson

Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certificate of the President and Chief Executive Officer of University Bancorp, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of University Bancorp, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the President and Chief Executive Officer of University Bancorp, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of University Bancorp, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.1

10-QSB 302 CERTIFICATION

I, Stephen Lange Ranzini, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of University Bancorp, Inc;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: November 14, 2007	/s/Stephen Lange Ranzini

Stephen Lange Ranzini

President and Chief Executive Officer

Exhibit 31.2

10-QSB 302 CERTIFICATION

I, Nicholas K. Fortson, certify that:

6.	I have reviewed this quarterly report on Form 10-QSB of University Bancorp, Inc;

7.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

8.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

9.

The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

10.

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: November 14, 2007	/s/ Nicholas Fortson
Nicholas E. Fortson
Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT

TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Stephen Lange Ranzini, the President and Chief Executive Officer of University Bancorp, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of University Bancorp, Inc. on Form 10-QSB for the quarter ended September 30, 2007 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of University Bancorp, Inc.

UNIVERSITY BANCORP, INC.

Date:	November 14, 2007

/s/ Stephen Lange Ranzini

Stephen Lange Ranzini

President and Chief Executive Officer Exhibit 32.2

CERTIFICATION PURSUANT

TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Nicholas K. Fortson, the Chief Financial Officer of University Bancorp, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of University Bancorp, Inc. on Form 10-QSB for the quarter ended September 30, 2007 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of University Bancorp, Inc.

UNIVERSITY BANCORP, INC.

Date:	November 14, 2007	/s/ Nicholas K. Fortson

Nicholas K. Fortson

Chief Financial Officer