Form 10KSB
period 2007-12-31
UNIVERSITY BANCORP INC /DE/
filed 2008-03-31
CIK 811211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

(Address of principal executive offices)    (Zip Code)

Registrant’s telephone number, including area code (734) 741-5858

Securities registered pursuant to section 12(b) of the Act: NONE

Securities registered pursuant to section 12(g) of the Act:

Common Stock, par value $.010 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act       Yes ___ No __X_

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ___	No __X_

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No __

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

?

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, or a non accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ____Accelerated filer ___	Non-accelerated filer _X_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐

The number of shares outstanding of the Registrant’s Common Stock as of March 30, 2008: 4,363,562 shares. The aggregate market value of the voting stock held by non-affiliates of the Registrant based on $1.87 per share, the closing price for the Registrant’s Common Stock on June 30, 2007, as reported by NASDAQ, was approximately $2,871,319.

* For purposes of this calculation shares of the Registrant held by directors and officers of the Registrant and by other affiliates have been excluded.

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held approximately June 15, 2008, are incorporated by reference into Part III of this report.

Page 2 of 78 pages

Exhibit index on sequentially numbered page 67

PART I.

Item 1. – Description of Business

General

University Bancorp, Inc. The Company is a Delaware corporation that operates as a bank holding company for its wholly-owned subsidiary, University Bank.

University Bank. The Bank is a state chartered community bank. The Bank was founded in 1890 as “The Newberry Bank” and was chartered by the State of Michigan in 1908 as “The Newberry State Bank”. In 1994, we sold the bank’s offices in Newberry, Michigan and Sault Ste. Marie, Michigan. In 1995 we relocated the Bank’s main office to Ann Arbor, Michigan and, changed the Bank’s name to “University Bank®” to more closely align its identify with its current place of business. Ann Arbor is a university town, home to the University of Michigan and is the largest city in Washtenaw County, just west of the Detroit Metropolitan Statistical Area. The Bank’s primary market area is defined as the City of Ann Arbor and surrounding areas in greater Washtenaw County.

Midwest Loan Services. In 1995, University Bank acquired 80% of the common stock of Midwest Loan Services (“Midwest”). Midwest specializes in the origination, servicing and sub-servicing of mortgage loans for primarily for credit unions. Most of their servicing and sub-servicing portfolio is comprised of residential mortgage loans sold to Fannie Mae, Freddie Mac and other private residential mortgage conduits, the most important of which is a jumbo and sub prime loan conduit established by Lehman Brothers.

University Insurance & Investment Services. In 1996, University Bank established an insurance and investment products sales agency. This subsidiary of the Bank, called “University Insurance & Investment Services, Inc.” (the “Agency”) is based in the Bank’s Ann Arbor office. The Agency is licensed by the State of Michigan to sell insurance as agent for licensed insurance companies. A d/b/a of the Agency, University Insurance Center, commenced business in 1999, and this added a property casualty agency license to the original life and health agency license, enabling the Agency to offer insurance for homes, autos, apartments and businesses in addition to the original products which included life and health care insurance, annuities and mutual fund sales. Employees of the Agency are also licensed to sell investment products such as annuities and mutual funds, and the President of the Bank, who is also Chairman of the Agency, also offers broker-dealer investment services including stock and bond investment accounts through a clearing arrangement with Equitas America LLC and Pershing, a division of the Bank of New York.

University Islamic Financial Corporation. On December 30, 2005, University Bank formed University Islamic Financial Corporation (UIFC). The Bank owns 80% of the common stock of UIFC. UIFC engages in Islamic Banking with an initial focus on its existing product set: soliciting Islamic Sharia’a FDIC-insured Deposits held by University Bank and originating Islamic Sharia’a home financings as agent for University Bank. UIFC’s products have received favorable legal rulings (fatwa) from some of the leading Islamic legal scholars in the U.S. and the world. In February 2006, University Bank executed a master commitment with the Federal Home Loan Mortgage Corporation to create a secondary market for UIFC’s Sharia’a compliant home financing transactions in Michigan and the scope of this program was expanded to cover the entire U.S. during 2007.

Employees

The Company employed 81 full-time equivalents as of December 31, 2007:

University Bank, Ann Arbor	24
Midwest Loan Services	48
University Insurance & Investment	2
University Islamic Financial Corporation	8

Lines of Business

Deposit Products & Services

University Bank offers traditional retail savings products and services to its customers. These include demand deposit and NOW interest-bearing checking accounts, money market deposit accounts, regular savings accounts and term deposit certificates ranging in maturity from three to three hundred months. The Bank also offers Sharia’a compliant profit-sharing deposits for Muslim depositors. The Bank also offers free access to 24-Hour ATM machines, telephone banking, internet banking, debit cards, online bill payment, Western Union™ money transfer services and Gold VISA accounts. From time to time to raise liquidity, the Bank relies on brokers to sell CDs. At December 31, 2007, the Bank had no CDs issued through brokers. During 2007 the Bank became a member of SWIFT and was approved to offer correspondent services on SWIFT as a Member Concentrator and manager of an MA-CUG. As such, the Bank primarily passes messages for these other financial institutions to and from other banks around the world via SWIFT on the behalf of its correspondent customers.

Lending Products

University Bank offers a range of traditional lending products, including commercial small business loans, residential real estate mortgage loans, home equity loans, commercial real estate mortgage loans, consumer installment loans, and land development and construction loans. The Bank also offers Sharia’a compliant mortgage alternative loan transactions (MALTs™) for Muslim customers. To date the Bank has focused on providing MALTs to finance residences, however it is anticipated in the near future to begin financing commercial real estate properties also using MALTs™.

Classifications of the loan portfolio as of December 31, 2007 are as follows:

	Amount Outstanding(1)	% of Total
Commercial - Real Estate & Other	$16,950,200	28.85%
Residential Construction	1,767,790	3.01%
Residential Real Estate	34,858,389	59.33%
Residential Home Equity	4,507,412	7.67%
Consumer	354,660.60%
Credit Card	316,029.54%
Gross Loans	$58,754,480	100.00%

(1) - Excludes loans held for sale.

The Bank’s loan portfolio is geographically concentrated in Ann Arbor and Washtenaw County, Michigan. The ability of individual loan customers to honor their debts is partially dependent on the local economy. The Ann Arbor area is primarily dependent on the education, healthcare, services, manufacturing (automotive and other) and internet services industries (see “Risk Factors” below).

Most of the Bank’s commercial loans are secured by commercial real estate. Commercial real estate loans have a loan to value ratio typically less than 80% at the time the loan is originated. In no cases is the loan to value ratio for commercial real estate loans greater than 85% at the time of origination. The primary risk of commercial loans is that the area’s economy declines and rents decrease while vacancy increases, thereby decreasing the value of the building. If the guarantor suffers a financial reverse, the Bank is then exposed to a loss.

Residential loans typically have a loan to value ratio less than 80% at the time the loan is originated, unless the borrower’s financial position is very strong, in which case a loan to value ratio of up to 90% is considered or private mortgage insurance is secured for the loan. Typically such mortgage insurance has been secured from a unit of AIG. To meet the Bank’s goals for first time homebuyers, the Bank has originated 97% to 100% loan to value residential loans and currently has under $2 million of these loans in its loan portfolio. Home equity secured residential loans have loan to value ratios of less than 90% at time of origination in the case of fixed rate fully-amortizing loans and 80% for home equity lines of credit, with a few exceptions with higher ratios for borrowers with strong credit. As of December 31, 2007, the Bank had a portfolio of $20.0 million of mortgage alternative loan transactions that are Sharia’a-compliant mortgage alternatives for Muslim customers. The primary risk of residential lending is that home prices drop (typically this occurs during recessions) and borrowers walk away from their home or file for bankruptcy. All of the Bank’s construction loans are secured by residential properties with a loan to value ratio of 80% or less at the time of origination. The Bank controls the risk of construction lending by performing inspections prior to disbursing interim construction funds to avoid cost overruns.

The Bank makes few unsecured loans, typically for borrowers who have a high net worth, but even in these cases, the Bank often takes collateral out of an abundance of caution. Most of the Bank’s credit card loans are secured by residential properties. Consumer loans are generally secured by vehicles (primarily cars or trucks). The primary risk of these loans is that the value of the car depreciates faster than the loan balance amortizes, and the borrower loses their job or has a severe medical problem in their family. In these circumstances, the collateral could be insufficient to repay the loan if the borrower files for bankruptcy. In addition, if the national or regional economy is soft, used vehicle prices tend to deteriorate creating additional risk of insufficient collateral in the event of a default.

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

Typically with respect to all personal and residential loans, a ratio of total debt payments to total income of all borrowers and guarantors less than 42% is required. With respect to commercial real estate and business loans, a ratio of income to all debt payments of greater than 1.25 times is required. Therefore, the Bank typically has both income and asset backing to secure its loans. However, there can always be valid reasons to have exceptions to each rule. The Bank’s loan committee retains the power to take unusual circumstances into account when evaluating each loan request versus the Bank’s policies. Loans that are lacking current demonstrated income are classified and increased reserves are established for those loans. Loans that are lacking both current demonstrated income and asset backing are allocated even higher reserves equal to the amount estimated to be realized upon the sale of the collateral less all estimated costs.

Mortgage Banking

The Bank and Midwest originate internally or via other financial institutions residential home loans that generally qualify for sale to secondary market investors under the underwriting criteria of the Federal Home Loan Mortgage Corporation (FHLMC), the Federal National Mortgage Association (FNMA) and the Government National Mortgage Association (GNMA). Midwest also originates jumbo and non-standard home loans under the underwriting criteria of Lehman Brothers and has originated a small portfolio of Alt-A home loans that it has sold to FNMA. Because Midwest’s mortgage originations typically come from credit union customers, their experience shows much lower than average delinquencies on prime and Alt-A loans. Loans purchased or originated internally are either sold directly to FHLMC, FNMA or GNMA, or are pooled into mortgage-backed securities and the securities are sold to investors in the secondary market. With the exception of Midwest, the Bank is currently selling the servicing rights on all mortgages originated that are sold to the secondary market. Some residential mortgages are held in the Bank’s loan portfolio as an investment.

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

Mortgage Servicing and Sub-servicing

Mortgage servicing firms receive monthly payments from loan customers, aggregate and account for these payments, and send the funds to mortgage-backed securities holders, including pension funds and financial institutions. For some mortgage customers, escrow funds are also accumulated, and funds sent to taxing authorities and insurance companies as needed. Mortgage servicers also dun delinquent accounts and foreclose loans, if required. Mortgage servicers receive a fixed monthly fee for performing this service. When these services are performed for the Bank, it is called ‘servicing’. When these services are performed for other institutions, it is called ‘sub-servicing’. The Bank’s 80%-owned subsidiary, Midwest, specializes in sub-servicing residential mortgage loans sold to FNMA and FHLMC and other non-agency private conduits for the account of credit unions.

Investment Securities

The Bank maintains surplus available funds in investments consisting of short-term money market instruments, U.S. government bonds, U.S. federal agency obligations and mortgage-backed securities backed by federal agency obligations. The Bank’s President, who is a licensed Registered Representative, manages these investments. All purchase/sale decisions are subject to the review and prior approval of the Asset Liability Committee of the Bank and the Board of Directors. The securities portfolio provides a source of liquidity to meet Bank’s operating needs. At December 31, 2007, the portfolio had a net unrealized loss of $18,783 versus a net unrealized loss of $27,296 at December 31, 2006.

Information regarding securities where cost exceeded more than 10% of the Company’s stockholders’ equity at December 31, 2007 is as follows:

Issuer	Coupon	Yield	Final Maturity	Market Value	Amortized Cost
FHLBI equity (1)	VAR	3.80%	None	$ 714,600	$ 714,600
FNMA Mortgage Back Security	6.34%	6.90%	6/1/2037	$ 902,261	$ 896,044
FNMA Mortgage Back Security	4.68%	6.14%	5/1/2035	$ 2,000,208	$1,992,318
FHLMC Mortgage Back Security	3.74%	5.83%	5/1/2034	$ 4,048,970	$3,968,629

(1)

The rate varies quarterly. The Bank is required to maintain the investment in Federal Home Loan Bank of Indianapolis (FHLBI) common stock in an amount related to the Bank’s single-family mortgage related assets and FHLBI advances. Shares can be redeemed or sold at par value to the FHLBI upon five-year prior notice.

Competition

Community Banking, Ann Arbor

The attraction and retention of deposits depend on the Bank’s ability to provide investment opportunities that satisfy the requirements of investors with respect to rate of return, liquidity, risk and other factors. The Bank competes for these deposits by offering personal service and attention, fair and competitive rates, low fees, and a variety of savings programs including tax-deferred retirement programs.

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

The Bank’s main office is near the University of Michigan Central Campus and Medical Campus. These institutions employ approximately 20,000 persons. The Bank is located in an area that has strong competition from local credit unions and banks as well as a number of large national banks. The University of Michigan Credit Union has an onsite presence at the University of Michigan and Midwest Financial Credit Union has an onsite presence at the University of Michigan Hospital Complex.

Banks owned by out-of-state holding companies dominate the Ann Arbor banking market. The University of Michigan Credit Union is the largest locally owned financial institution. The only locally-owned community financial institutions, excluding University Bank, are University of Michigan Credit Union, Bank of Ann Arbor, Midwest Financial Credit Union, Automotive Federal Credit Union and several smaller credit unions. Huron River Area Credit Union, formerly the third largest locally-owned community financial institution was placed into receivership by the NCUA and state regulators in early 2007 and sold to a credit union whose headquarters is located out of the area. Several of the area credit unions which had not focused their business plan on residential housing lending are suffering severe loan delinquency and loss problems.

Mortgage Banking and Islamic Banking

The Bank and Midwest’s retail mortgage origination operations encounter competition for the origination of residential real estate loans primarily from savings institutions, commercial banks, insurance companies and other mortgage banking firms. Many of these firms have a well-established customer and/or borrower client base. Some competitors, primarily savings institutions, insurance companies and commercial banks, have the ability to create unique loan products from time to time because they are able to hold the loans in their own portfolio rather than sell into the secondary market. The Bank’s ability to hold mortgage loans in its portfolio helps it to compete more effectively. Most loans sold into the secondary market, however, go to the same sources, those being FHLMC, FNMA, and GNMA. Most lenders have access to these secondary market sources; therefore, competition often becomes more a matter of service and pricing than that of product. As a mortgage loan originator and a purchaser of mortgage loans through correspondents, Midwest and the Bank must be able to compete with respect to the types of loan products offered by competitors to borrowers and correspondents, including the price of the loan in terms of origination fees or fee premium or discount, loan processing costs, interest rates, and the service provided by our staff. An important element to competing is master purchase agreements negotiated periodically with FNMA and FHLMC with low and competitive loan guarantee fees, a wide variety of mortgage programs, and a variety of flexible underwriting criteria. Our ability to secure these master purchase agreements is dependent upon the performance from a quality perspective of loans previously sold to the agencies.

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

The Bank also originates residential loans to be held in portfolio, and management believes that this product together with the product offerings from FHLMC, FNMA and GNMA are sufficient for the Bank to meet its customers’ needs. The Bank also is licensed as a HUD Title 1 and Multi-family seller/servicer, but has no plans at this time to expand utilization of HUD or GNMA programs.

Islamic Banking. Competition for Islamic financing products is less intense than for traditional mortgage products as products cannot be successfully offered to the market without recognition from leading Sharia’a (Islamic Law) scholars. In addition, documents must be created and customized for each state that an originator intends to offer products in. The primary competition in Islamic home finance is from Guidance Financial, a mortgage banking firm based in Reston, Virginia, and Devon Bank, a community bank based in Chicago, Illinois. Currently, we offer Islamic home financing products in Michigan only, but our business plan in 2008 contemplates expansion of this product nationwide. A description of the company’s products that comply with Islamic Law, specifically FDIC –insured deposits and home financings, are discussed in Note 1 to the Consolidated Financial Statements, Summary of Significant Accounting Polices.

Mortgage Servicing and Sub-servicing. Servicing competition is somewhat less intense than the loan origination aspect of mortgage banking. Due to net worth and management requirements, many mortgage origination companies do not have the capacity to service loans. Falling interest rates present competitive challenges for the mortgage servicing operation in that mortgagors are more likely to refinance existing mortgages. The quality of service and the ability of the origination operation to compete on price and service are important in retaining these customers by refinancing them internally, rather than losing the refinancing transaction to a competitor. Increased refinancing activity as a result of falling interest rates decreases profitability of mortgage servicing by increasing amortization charges on purchased mortgage servicing rights, however if the recapture rate on mortgages refinanced is high, then a decrease in mortgage rates and increase in refinancing activity will increase our net income, because Midwest has demonstrated over a long period of time a high recapture rate.

In the sub-servicing business, Midwest competes primarily with about 30 firms nationwide, including specialized sub-servicing units of mortgage banking companies, and specialized firms owned by banks and savings and loans. Most of these companies have substantially larger financial resources than Midwest, and some of them are also located in rural areas with low prevailing wages. Midwest specializes in subservicing for credit unions and is among the top four subservicers for credit unions and is the only firm that specializes solely on providing service to credit unions.

Midwest is located in Houghton, Michigan in the western upper peninsula of Michigan. Personnel and occupancy costs are the largest costs in a mortgage servicing operation. However, the prevailing wages and occupancy costs in the upper peninsula of Michigan are generally lower than the national average. Midwest has developed a unique business extranet website for its business partners and their retail customers. Through its website at

www.subservice.com, Midwest provides the opportunity for all customers to access their mortgage information 24 hours a day 7 days a week in an environment which provides seamless access to all information. Business partners have access to all mortgage data as easily as if it were serviced on their in-house computer system. Customers can access all information about their accounts and perform any type of transaction through the internet. As a result of low personnel costs, its internet technology and the relationships it has developed in the credit union industry over time, the Company believes that Midwest’ mortgage servicing operation has a competitive advantage.

Regulation

Primary Regulators of University Bancorp. The Company is a bank holding company registered under the Federal Bank Holding Company Act of 1956. The Federal Reserve Bank of Chicago is the Company’s primary regulator and the Company is subject to regulation, supervision and examination by the Federal Reserve. The Company is required to file semi-annual reports with the Federal Reserve and other information as required under the rules of the Board of Governors of the Federal Reserve System. Additionally, the Federal Reserve Board possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to bar the payment of dividends by banks and bank holding companies.

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

Capital Requirements. The Federal Reserve Board imposes certain capital requirements on the Company under the Federal Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are described below under

“Capital Regulations”. The Federal Reserve uses capital adequacy guidelines in its examination and regulation of bank holding companies. If capital falls below minimum guidelines, a bank holding company may, among other things, be denied approval to acquire or establish additional banks or non-bank businesses. The “prompt corrective action” provisions of federal law and regulation authorizes the Federal Reserve to restrict the payment of dividends to us from an insured bank which fails to meet specified capital levels.

Source of Strength. In accordance with Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which the Company may not otherwise wish to do so. Under the Federal Bank Holding Company Act, the Federal Reserve may require a bank holding company to terminate any activity or relinquish control of a bank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition. In addition, if the Commissioner deems our Bank’s capital to be impaired, the Commissioner may require the Bank to restore its capital by a special assessment upon us as University Bank’s sole stockholder. If the Company were to fail to pay an assessment, the directors of the Bank would be required, under Michigan law, to sell the shares of the Bank’s stock owned by the Company to the highest bidder at either a public or private auction and use the proceeds of the sale to restore the Bank’s capital.

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

Public Company Regulation. Our common stock is registered with the

Securities and Exchange Commission (“SEC”) under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We are therefore subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act. The Sarbanes-Oxley Act of 2002 provides for numerous changes to the reporting, accounting, corporate governance and business practices of companies as well as financial and other professionals who have involvement with the U.S. public markets.

The Sarbanes-Oxley Act was enacted in 2002. This Act is not a banking law, but applies to all public companies, including the Corporation. The stated intent of Sarbanes-Oxley was to restore investor confidence by adopting new standards of corporate governance and imposing new requirements on the board and management of public companies. Under the Sarbanes-Oxley Act the chief executive officer and chief financial officer of a public company must certify the financial statements of the company. Definitions of “independent directors” were adopted, and responsibilities and duties for the audit and other committees of the board. In addition, the reporting requirements for insider stock transactions were revised, requiring most transactions to be reported within two business days.

Section 404 of the Sarbanes-Oxley Act requires a company to include in its annual reports a report by management on the company’s internal control over financial reporting and an accompanying auditor’s report. The Company has included management’s assessment of internal control for the year ended December 31, 2007 in Item 8a. The auditor’s report regarding internal control is not required until the 2009 audit. The Company, based on the size of its market capitalization is considered a small public company and thus is classified as a non-accelerated filer.

Complying with Sarbanes-Oxley will result in increased costs to the Corporation in an amount likely to be between $50,000 and $150,000.

As a NASDAQ Capital Market™ listed corporation, we are subject to rules of that market on director independence, board committee structure, price per share and the amount of shares held by the public to remain listed. In addition, we must pay an annual listing fee. This fee has increased over the past several years from $4,000 a year to $27,500 a year.

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

Other Regulators. As a FHLMC, FNMA, and HUD Title 1 and Title 2 and HUD multifamily seller/servicer, University Bank’s mortgage banking operation is subject to regulation and regular on-site examination by FHLMC, FNMA and HUD.

Other Regulations. University Bank and its subsidiaries are also subject to various regulations including:

the Community Reinvestment Act,

the Federal Truth-in-Lending Act,

the Home Mortgage Disclosure Act,

the Gramm-Leach Bliley Act (and related privacy regulations),

the Patriot Act,

the Check 21 Act,

The Anti-Money Laundering Act,

the Equal Credit Opportunity Act,

the Fair Credit Reporting Act,

the Fair Debt Collection Act,

the Right to Privacy Act,

the Real Estate Settlement Procedures Act,

the Bank Secrecy Act,

the Electronic Funds Transfer Act,

Federal Reserve regulations,

State usury laws, and

Federal laws concerning interest rates.

Also, University Bank may not engage in any activity not authorized by the Michigan Banking Code unless it is authorized by the Commissioner of the OFIS as being closely related to banking.

These laws and regulations are primarily intended to protect depositors and the deposit insurance fund of the FDIC, not the Bank or the Company’s stockholders. The following is a summary of certain statutes and regulations affecting University Bank. The following information is qualified in its entirety by reference to the particular statutory and regulatory provisions.

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

In early 2006, Congress passed the Federal Deposit Insurance Act of 2005, which made certain changes to the federal deposit insurance program. These changes included merging the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (the “SAIF”), increasing retirement account coverage to $250,000 and providing for inflationary adjustments to general coverage beginning in 2010, providing the FDIC with the authority to set the fund’s reserve ratio with a specified range, and requiring dividends to banks if the reserve ratio exceeds certain levels. The new statue grants banks an assessment credit based on their share of the assessment base on December 31, 1996, and the amount of the credit can be used to reduce assessments in any year subject to certain limitations.

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

Commissioner Assessments. Michigan banks are required to pay supervisory fees to the Commissioner to fund the operations of the Commissioner. The amount of supervisory fees paid by a bank is based upon the bank’s total assets, as reported to the Commissioner.

FICO Assessments. Pursuant to federal legislation enacted in 1996, University Bank, as a member of the BIF, is subject to assessments to cover the payments on outstanding obligations of the Financing Corporation (FICO). FICO was created in 1987 to finance the re-capitalization of the Federal Savings and Loan Insurance Corporation, the predecessor to the FDIC’s Savings Association Insurance Fund (SAIF), which insures the deposits of thrift institutions. Until the maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a pro rata basis. It is estimated that FICO assessments during this period will be less than 0.025% of deposits. In addition, the Federal Home Loan Banks, including the Federal Home Loan Bank of Indianapolis, in which University Bank is an investor, pay 20% of their annual net income to a sinking fund to retire the FICO bonds until they are paid in full.

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

Tier 1 capital consists principally of stockholders’ equity. These capital requirements are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, FDIC regulations provide that higher capital may be required to take adequate account of, among other things, interest rate risk and the risks posed by concentrations of credit, nontraditional activities or securities trading activities.

Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock, including additional voting stock, or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution.

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

The extent of the regulators’ powers depends on whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized.” An institution is critically undercapitalized if it has a tangible equity to total assets ratio that is equal to or less than 2%. An institution is well capitalized if it has a total risk-based capital ratio of 10% or greater, core risk-based capital of 6% or greater, and a leverage ratio of 5% or greater, and the institution is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. An institution is adequately capitalized if it has a total risk-based capital ratio of not less than 8%, a core risk-based capital of not less than 4%, and a leverage ratio of not less than 4%.

These capital guidelines can affect the Bank in several ways. Capital levels are currently “well capitalized”, however, rapid growth, poor loan portfolio performance, or poor earnings performance, or a combination of these factors, could change our capital position in a relatively short period of time, making an additional capital infusion necessary. In general, if the FDIC’s assessment of a Bank’s financial and managerial strength changes negatively, the Bank’s cost of FDIC insurance will rise in subsequent semi-annual periods. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

Dividends. Under Michigan law, the Bank is restricted as to the maximum amount of dividends it may pay on its common stock. The Bank may not pay dividends except out of net profits after deducting its losses and bad debts. The Bank may not declare or pay a dividend unless the Bank will have a surplus amounting to at least 20% of its capital after the payment of the dividend. In addition, the Bank may not declare or pay any dividend until an amount equal to at least 10% of net profits for the preceding one-half year (in the case of quarterly or semi-annual dividends) or full-year (in the case of annual dividends) has been transferred to surplus. The Bank may not declare or pay any dividend until the cumulative dividends on any issued preferred stock have been paid in full. At December 31, 2007, the Bank’s surplus was $470,485 short of exceeding 20% of capital; the Bank had no preferred stock outstanding.

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

Insider Transactions. The Bank is subject to certain restrictions imposed by the Federal Reserve Act including any extensions of credit to us, investments in our stock or other securities, and the acceptance of our stock as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to our directors and officers, to our principal stockholders, and to “related interests” of the directors, officers and principal stockholders. In addition, federal law and regulations may affect the terms upon which any person becoming one of our directors or officers or one of our principal stockholders may obtain credit from banks with which the Bank maintains a correspondent relationship.

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

In general, the guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution’s primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. The preamble to the guidelines states that the agencies expect to require a compliance plan from an institution whose failure to meet one or more of the standards is of the severity that it could threaten the safe and sound operation of the institution. Failure to submit an acceptable compliance plan, or failure to adhere to a compliance plan that has been accepted by the appropriate regulator, would constitute grounds for further enforcement action.

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

Consumer Protection Laws. The Bank’s business includes making a variety of types of loans to individuals. In making these loans, the Bank is subject to state usury and regulatory laws, and various federal statutes, including:

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

In receiving deposits, the Bank is subject to extensive regulation under State and federal law and regulations, including:

the Truth in Savings Act,

the Expedited Funds Availability Act,

the Bank Secrecy Act,

the Electronic Funds Transfer Act,

the Anti-Money Laundering Act,

the Federal Deposit Insurance Act,

the Patriot Act,

the Check 21 Act, and

the Gramm-Leach Bliley Act (and related privacy regulations).

Violation of these laws could result in the imposition of significant damages and fines upon the Bank and its directors and officers.

Real Estate Lending Regulations. Federal regulators have adopted uniform standards for appraisals of loans secured by real estate or made to finance improvements to real estate. Banks are required to establish and maintain written internal real estate lending policies consistent with safe and sound banking practices and appropriate to the size of the institution and the nature and scope of its operations. The regulations establish maximum loan to value ratio limitations on real estate loans, which generally are equal to or greater than the loan to value limitations established under the Bank’s lending policies.

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

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 allowed individual states to “opt-out” of interstate branching authority by enacting appropriate legislation prior to June 1, 1997. Michigan did not opt out, and now permits both U.S. and non-U.S. banks to establish branch offices in Michigan. The Michigan Banking Code permits the following in appropriate circumstances and with the approval of the Commissioner:

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

Primary Regulator of University Insurance & Investment Services. University Insurance & Investment Services is licensed by the State of Michigan’s Office of Financial and Insurance Services, Insurance Division as both a life and health and a property casualty insurance agency, and is subject to their rules, regulations and examinations. University Insurance & Investment Services also sells broker-dealer investment products and it and its licensed employees are subject to the rules, regulations and examinations of FINRA, the National Association of Securities Dealers, the Securities & Exchange Commission, and the Insurance Division of Michigan’s Office of Financial and Insurance Services.

Item 2. – Properties

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

The Bank leases an ATM location in Ann Arbor at the corner of State and Liberty near the University of Michigan Campus under a year–to-year lease.

Midwest leases an office in Houghton, Michigan under a year to-year lease.

The Company believes that the office facilities are adequate to support the anticipated level of future expansion of business.

Contractual Obligations

The following table summarizes the existing contractual obligations of the Company:

Payments Due By Period

		Less than			More than
	Total	Year	2009-2010	2011-2012	5 years
Operating leases	$ 39,886	$ 29,686	$ 10,200	$ 0	$
Operating leases	14,691,001	7,886,586	4,481,909	1,890,069	432,437
Totals	$14,730,887	$7,916,272	$4,492,109	$1,890,069	$ 432,437

Item 3. - Legal Proceedings

At December 31, 2007 the Company had no outstanding legal proceedings that would have a material affect on the financial statements.

Item 4. - Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of 2007 to a vote of our shareholders.

PART II.

Item 5. - Market for Registrant’s Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Common Stock and Dividend Information

Our common stock trades on the NASDAQ Capital Market under the symbol UNIB. The high and low sales prices of our common stock as quoted by NASDAQ,

for each quarter since January 1, 2006 are listed below:

2008	High	Low
First Quarter through March 16	2.10	1.75

2007
First Quarter	1.91	1.91
Second Quarter	1.87	1.86
Third Quarter	1.80	1.80
Fourth Quarter	2.20	2.20

2006
First Quarter	2.95	1.76
Second Quarter	2.90	1.95
Third Quarter	2.54	1.04
Fourth Quarter	2.38	1.90

As of the March 16, 2008 we had approximately 622 stockholders including approximately 483 beneficial owners of shares held by brokerage firms or other institutions.

Our shareholders authorized a 1 for 2 reverse stock split in November 2002; however, management has opted, at this time, not to implement the reverse stock split. No cash dividends have been paid on our common stock. We do not currently anticipate declaring or paying cash dividends on our common stock in 2008.

Certain Sales of Equity Securities

There were no repurchases of common stock in 2007.

Also during 2007, the Company sold 8,000 shares of preferred stock at $10 per share. The Company issued 3,552 additional preferred shares to preferred shareholders as 9.0% paid-in-kind dividends. There were no repurchases of preferred stock in 2007.

Item 6. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of the following discussion and analysis is to assist the reader in understanding and evaluating the changes in financial position and results of operations over the past several years. Investors should refer to the consolidated financial statements, the related notes thereto, and statistical information presented elsewhere in this report when reading this section of the report.

The cautionary statements described below are for the purpose of qualifying for the “safe harbor” provisions of Section 21E of the Securities Exchange Act of 1934.

This report includes “forward-looking statements” as that term is used in the securities laws. All statements regarding our expected financial position, business and strategies are forward-looking statements. In addition, the words “anticipates,” believes,” “estimates,” “seeks,” “expects’” “plans,” intends,” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. The presentation and discussion of the provision and allowance for loan losses and statements concerning future profitability or future growth or increases, are examples of inherently forward-looking statements in that they involve judgments and statements of belief as to the outcome of future events. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and our future prospects include, but are not limited to changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area and accounting principles, policies and guidelines. These risks and uncertainties should not be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning us and our business, including additional factors that could materially affect our financial results, is included in our other filings with the Securities and Exchange Commission.

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

ALLOWANCE FOR LOAN LOSSES - The allowance for loan losses is determined based on management estimates of the amount required for losses inherent in the portfolio. These estimates are based on past loan loss experience, known and inherent risks in the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.

SERVICING RIGHTS - Servicing rights are evaluated quarterly for possible impairment and are valued based on fair value of the rights, using independent appraisals and grouping of the underlying loans as to type, term and interest rates. Assumptions as to prepayment speeds and retention rates may change and thereby impact the valuation. Any impairment or increase in fair value of a grouping is reported in the statement of operations.

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

DEFERRED TAX ASSETS – Deferred tax assets are recorded based on estimates of future taxable income and utilization of existing net operating loss carry-forwards. A valuation allowance adjusts deferred tax assets to the net amount that is more likely than not to be realized. Actual results will impact the estimates of these deferred tax assets.

RISK FACTORS

Our business involves a high degree of risk. The reader of this report should carefully consider the risks and uncertainties described below and the other information in this report before deciding whether to invest in shares of our common stock. If any of the following risks actually occur, our business, financial condition and results of operations could be materially adversely affected. This could cause the trading price of our common stock to decline, with the loss of all or part of an investment in our common stock. Described below, are the material risks of investing in University Bancorp’s common stock. Investors should carefully consider these prior to purchasing any shares.

University Bank Has Incurred Significant Losses And May Never Achieve Sustained Profitability

University Bank sold its profitable Upper Peninsula operations in late 1994 and relocated to Ann Arbor in early 1996. University Bank had a net loss from operations each year between 1995 and 2001 and again in 2004 and 2006. University Bank had a profit in 2002, 2003, 2005 and 2007. University Bancorp had an accumulated deficit from operations of $346,215 at December 31, 2007.

The Company’s Stock Is Controlled By Insiders Of The Company, Which May Not Provide You With The Best Possible Return On Your Investment

Insiders hold a majority of the shares outstanding of the Company. The Ranzini Group (Mr. Stephen Lange Ranzini, Dr. Joseph Lange Ranzini, Mr. Paul Lange Ranzini, Orpheus Capital, L.P., City Fed Financial and the Ranzini Family Trust dated 12/20/89) beneficially owns 2,637,718, or 62.09% of the issued and outstanding shares at March 16, 2008. These individuals are able to exert a significant measure of control over University Bancorp’s affairs and policies. This control could be used, for example, to help prevent an acquisition of University Bancorp, precluding shareholders from possibly realizing any possible premium that may be offered for the common stock by a potential acquirer.

Your Ownership Of The Company May Be Further Diluted If University Bancorp Requires Additional Capital

There can be no assurance that University Bancorp will not need additional capital in the future to support the Bank’s growth or to counter operating losses. Funds necessary to meet the Bank’s working capital needs and to finance its expansion might not be available. If additional equity securities are needed to finance future expansion, such sale could result in significant dilution to the existing shareholders.

The Small Size Of University Bank Limits Its Ability To Compete With Larger Financial Institutions

University Bank faces strong competition for deposits, loans and other financial services from numerous Michigan and out-of-state banks, thrifts, credit unions and other financial institutions. Some of the financial institutions with which University Bank competes are not subject to the same degree of regulation as University Bank. Many of these financial institutions aggressively compete for business in the Ann Arbor area. Most of the Bank’s competitors have been in business for many years, have established customer bases, have numerous branches, have substantially higher lending limits, and offer certain services that we do not provide. The dominant competitors in the Ann Arbor area are TCF National Bank, National City Bank, Comerica Bank, Chase Bank, Bank of America and Key Bank. There can be no assurance that University Bank will be able to compete effectively with these competitors unless it can continue to grow its operations.

The Michigan Economy and the Ann Arbor Area Economy are Likely to Shrink Over the Next Few Years

In early 2007, Pfizer and ABN Amro Mortgage, the largest and third largest private sector employers in Ann Arbor, announced the closure of their operations in Ann Arbor, with the loss of approximately 5,200 jobs. Partially offsetting these cutbacks was the relocation of Google’s AdWords Division to Ann Arbor, bringing 1,000 new jobs. The future impact on the area economy of these cutbacks is expected to have a material adverse impact on the Ann Arbor economy. Michigan’s economy has declined for seven years in a row and current projections are that ongoing structural cutbacks in the auto industry will cause further job losses through at least 2010. The overall impact on banks located in areas of economic decline is to restrain growth and cause greater than historical loan losses.

The Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Summary of Results of Operations

The Company’s net income was $644,557 in 2007, versus net loss of $401,698 in 2006. Basic earnings (loss) per share for 2007 and 2006 were $0.14 and $(0.10), respectively.

The following table summarizes the pre-tax income (loss) of each profit center of the Company for the years ended December 31, 2007 and 2006(in thousands):

	2007	2006
Community & Islamic Banking)	$(1,650)	$(951)
Midwest Loan Services	2,584	1,015
Corporate Office	(87)	(351)
Elimination	(268)	(135)
Total	$579	$(422)

The reportable segments are activities that fall under the corporate offices (i.e. holding company), bank operations, and the mortgage servicing operations located at Midwest Loan Services, Inc. Activities included in the banking activity are conventional banking, Islamic banking, and a small insurance agency.

2007 as compared with 2006

Community Banking reported a pre-tax loss of $1,650,000 during the year ended December 31, 2007 compared to pre-tax net loss of $951,000 during the same period in 2006. Earnings during 2007 were restrained by start-up expenses at University Islamic Financial Corporation and increased loan loss reserves.

The operating profit of Midwest increased to $2,584,000 from $1,015,000 in 2006. In 2007, non-interest income was impacted by a termination fee of $1,175,000. At Midwest, the volume of mortgage loans serviced increased 4.5% to 33,937 at December 31, 2007 from 32,461 loans as of December 31, 2006. Growth at Midwest was restrained because Midwest lost one large customer relationship, a credit union CUSO that controlled 7,000 loans on April 1, 2007. This is the first credit union relationship that Midwest has ever lost.

In 2006, the Corporate Office incurred a large contract modification expense which contributed to the pre-tax loss of $351,000 versus a pre-tax loss of $87,000 in 2007. In April 2006, the Company agreed to modify a relationship with a company that assisted in the development of the Islamic Banking subsidiary and products. Under the original agreement, University Islamic Financial Corporation was to pay a share of revenue earned from all future mortgage alternative products sold in the secondary market. University Islamic Financial Corporation agreed to pay this company $100,000 in cash and the Company paid 100,500 shares of University Bancorp, Inc. common stock and stock options totaling 48,563 with a strike price starting at $2.50 and increasing to $3.50 through June 30, 2015 to eliminate this provision in the agreement, as well as to acquire the firm providing trustee services for some of the Islamic financings. By modifying the agreement, the Company will materially reduce future expenses related to the agreement.

Income tax (benefit) in 2007 was $(66,078) and $(20,000) in 2006. In 2007, the Company recorded a deferred tax benefit of $70,000. The benefit results from the release of valuation reserves due to expected utilization of deferred tax assets in future periods. This benefit was offset by a current tax expense of $3,922. In 2007, a tax benefit was recognized because of the operating profit in 2007 and anticipated earnings for 2008, and therefore a portion of existing net operating loss carry-forwards were reasonably expected to reduce future amounts of taxable income.

Net Interest and Financing Income

2007 as compared with 2006

Net interest and financing income increased from $2,759,432 for year ended December 31, 2006 to $3,429,014 for the same period in 2007. The yield on average earning assets increased to 7.08% in 2007 from 6.99% in 2006. This increase occurred as interest and profit bearing assets re-priced in a higher rate environment in 2007 than had prevailed in earlier periods. Overall, average interest and profit bearing assets increased to $72,148,755 in 2007 from $58,026,347 in 2006. Most of the increase occurred in loans and financings and the remainder was in Federal Funds and bank deposits. The source for the increase came primarily from an increase in custodial demand deposits which are controlled by Midwest. In mid-December 2006, these custodial demand deposits rose from approximately $12 million to $30 million as Midwest transferred the remainder of the custodial demand deposits that it controlled to the Bank from another financial institution.

The cost of interest bearing and profit sharing liabilities increased to 3.73% for the 2007 period from 3.33% in 2006. Average interest bearing and profit sharing liabilities increased to $45,028,614 in 2007 from $38,873,055 in 2006. As noted above, non-interest bearing demand deposits increased due to an increase in custodial funds held by Midwest as part of its duties as a mortgage servicer and subservicer.

The net yield on earning assets decreased slightly to 4.75% in 2007 from 4.76% in 2006. The decrease in the net interest and profit margin is attributable primarily to a significant increase in Federal Funds and Bank Deposits. This asset category is short term in nature and has a lower yield than longer term asset categories such as loans. Accordingly, as interest rates rose throughout 2007 and 2006, the yield on interesting bearing deposits increased at a faster pace than the overall yield on interest bearing assets. Overall, due to the growth in the volume of earning assets, net interest and financing income increased to $3,429,014 in 2007 from $2,759,432 in 2006.

The following tables present for the average balances, the interest and profit earned or paid, and the weighted average yield for the period indicated:

NET INTEREST AND PROFIT INCOME

	2007
	Average	Interest	Average
	Balance	Inc(Exp)	Yield
Interest and Profit Earning Assets:
Commercial Loans	$22,238,163	$1,938,640	8.72%
Real Estate Loans (1)	33,028,252	2,197,197	6.65%
Installment Loans	2,045,541	194,240	9.50%
Total Loans	57,311,956	4,330,077	7.56%
Investment Securities	3,316,520	211,625	6.38%
Federal Funds & Bank Deposits	11,520,279	567,266	4.92%

Total Interest Bearing and Profit Sharing Assets	72,148,755	5,108,968	7.08%
Interest Bearing and Profit Sharing Liabilities:
Deposit Accounts:
Demand	6,513,567	177,380	2.72%
Savings	284,243	2,827	0.99%
Time	15,159,787	761,938	5.03%
Money Market	23,071,017	737,809	3.20%
Short-term Borrowings	-	-	0.00%
Long-term Borrowings	-	-	0.00%
Total Interest Bearing and Profit Sharing Liabilities	45,028,614	1,679,954	3.73%
Net Earning Assets, Net Interest and Profit
Income , and Net Spread	$27,120,141	$3,429,014	3.35%
Net Interest and Profit Margin			4.75%
(1) Actual yields; not adjusted to take into account tax-equivalent yields.

NET INTEREST AND PROFIT INCOME

	2006
	Average	Interest	Average
	Balance	Inc(Exp)	Yield
Interest and Profit Earning Assets:
Commercial Loans	$17,961,252	$1,589,030	8.85%
Real Estate Loans (1)	29,866,139	1,930,141	6.46%
Installment Loans	1,549,014	121,527	7.85%
Total Loans	49,376,405	3,640,698	7.37%
Investment Securities	1,610,048	63,108	3.92%
Federal Funds & Bank Deposits	7,039,894	349,672	4.97%

Total Interest Bearing and Profit Sharing Assets	58,026,347	4,053,478	6.99%
Interest Bearing and Profit Sharing Liabilities:
Deposit Accounts:
Demand	6,265,238	145,743	2.33%
Savings	329,838	3,283	1.00%
Time	14,219,749	651,025	4.58%
Money Market	17,977,564	491,408	2.73%
Short-term Borrowings	80,666	2,587	3.21%
Long-term Borrowings	-	-	0.00%
Total Interest Bearing and Profit Sharing Liabilities	38,873,055	1,294,046	3.33%
Net earning assets, net interest and profit
income , and net spread	$19,153,292	$2,759,432	3.66%
Net Interest and Profit Margin			4.76%
(1) Actual yields; not adjusted to take into account tax-equivalent yields.

The tables above do not specify the average level of non-interest bearing demand deposits, which were $31,382,900 and $21,371,624, for the years ended December 31, 2007 and 2006, respectively.

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

RATE VOLUME TABLE

		2007 – 2006
	Change Due To Volume	Change Due To Rate	Total Change
Interest and Financing Income:
Commercial Loans	$ 373,165	(23,555)	349,610
Real Estate Mortgage Loans	209,055	58,001	267,056
Installment/Consumer Loans	43,902	28,811	72,713
Investment Securities	93,263	55,254	148,517
Federal Funds & Bank Deposits	220,643	(3,049)	217,594
Total Interest and Financing Income	940,028	115,462	1,055,490

Interest Bearing and Profit Sharing Liabilities:
Demand Deposits	(157,211)	188,848	31,637
Savings Deposits	(453)	(3)	(456)
Time Deposits	44,736	66,178	110,914
Money Market Accounts	154,017	92,384	246,401
Short-term Borrowings	(2,587)	-	(2,587)
Long-term Borrowings	-	-	-
Total Interest and Profit Sharing Expense	38,502	347,407	385,909
Net Interest and Financing Income	$ 901,526	$ (231,945)	$ 669,581

Loan Portfolio

Information regarding the Bank’s loan portfolio as of December 31, 2007 and 2006 is set forth under Note 4 to University Bancorp’s consolidated financial statements included with this report.

Provision for Loan Losses

The Bank charges to operations a provision for loan losses which is intended to create an allowance for future loan losses inherent in the Bank’s portfolio. Each year’s provision reflects management’s analysis of the amount necessary to maintain the allowance for loan losses at a level adequate to absorb anticipated losses. In its evaluation, management considers factors like historical loan loss experience, specifically identified problem loans, composition and growth of the loan portfolio, current and projected economic conditions, and other pertinent factors. A loan is charged-off by management as a loss when deemed uncollectible, although collection efforts continue and future recoveries may occur.

Non-performing loans are defined as loans which have been placed on non-accrual status and loans over 90 days past due as to principal or interest and still in an accrual status. Where serious doubt exists as to the collectibility of a loan, the accrual of interest is discontinued. See Note 4 of the Consolidated Financial Statements for additional information regarding impaired and past due loans. Non-performing loans amounted to $1,397,408 and $59,605 at December 31, 2007 and 2006, respectively. At December 31, 2007, there were loans totaling $231,785 that were past due over 90 days, but still accruing interest.

The provision for loan losses was $264,314 in 2007 and $153,297 for the same period in 2006. The provision increased due to applying historical loss ratios to the growth in the loan portfolio and weak economic conditions in the southeastern Michigan area which increased management’s estimates for future losses from economic factors.

Loans charged off, net of recoveries, were $43,982 and $36,721 in 2007 and 2006, respectively. The allowance for possible loan losses totaled $686,324 and $465,992 at the end of 2007 and 2006, respectively. The following table summarizes the loan loss expense for the Company for the years ended December 31, 2007 and 2006.

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES ($ amounts in thousands)

	2007	2006
Balance at beginning of the period	$ 466	$ 349
Charge offs – Domestic:
Commercial loans	-	43
Real estate mortgages	-	-
Installment loans	46	-
Subtotal	46	43
Recoveries – Domestic:
Commercial loans	2	6
Real estate mortgages	-	-
Installment loans	-	1
Subtotal	2	7
Net charge offs	44	36
Provision for loan losses	264	153
Balance at end of period	$ 686	$ 466
Ratio of net charge offs during period to average loans outstanding during period	0.07%	0.07%

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES ($ amounts in thousands)

Allocated portion of allowance at December 31	Percentage of loans in each category to total loans

	2007	2006	2007	2006
Loan category:
Domestic:
Commercial loans	$ 334	$ 274	32.54%	33.44%
Real estate mortgages	232	97	63.46%	63.03%
Installment loans	21	19	4.00%	3.53%
Allocated for economic factors	99	76	N/A	N/A
	$ 686	$ 466	100.0%	100.0%

	At	At
	December 31, 2007	December 31, 2006
Total loans (1)	$58,754,480	$50,927,197
Reserve for loan losses	$ 686,324	$ 465,992
Reserve/Loans %	1.17%	0.92%

(1) Excludes loans held for sale.

The Bank’s overall loan portfolio is geographically concentrated in Ann Arbor and the future performance of these loans is dependent upon the performance of relatively limited geographical areas. As a result of the weak Michigan economy and recent negative developments in the Ann Arbor area economy (see “Risk Factors” above), the Bank’s future loss ratios may exceed historical loss ratios.

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

The Bank had approximately $20 million and $15 million of Islamic financings on its books at December 31, 2007 and 2006, respectively. The allowance for loan losses for Islamic financing is determined under the same procedures and standards as for regular residential real estate loans. The portion of the allowance for loan losses allocated to Islamic loans is $77,107.

On the liability side of the balance sheet, the Bank offers FDIC–insured deposits that are compliant with Islamic Law. These deposits, by agreement, are specifically invested in the Islamic financings. The Islamic savings, money markets and certificates of deposit pay out earnings that are derived specifically from the revenues from the Islamic financings net of certain expenses. In essence, a portion of the net earnings from the Islamic financings are allocated to the depositors and to the Company in accordance with the agreement. Thus the depositor’s earnings can fluctuate with the fluctuation of the net revenues from the Islamic financing. If the underlying portfolio of assets is not profitable, the Bank may elect to reduce the overall profit sharing with the depositors or not distribute any profit sharing at all. While the loss sharing characteristics related to the Islamic deposits would tend to lower the required amount of allowance for Islamic financings, management has opted to retain the same level of required reserves for Islamic financings as for comparable mortgage loans.

Non-Interest Income and Non-Interest Expense

Non-interest income. Total non-interest income increased to $6,281,110 for the year ended December 31, 2007 from $4,467,845 for the same period in 2006. In 2007, non-interest income was impacted by a termination fee at Midwest of $1,175,000. Excluding this transactions, non-interest income still showed an overall increase in 2007 over 2006, principally due to growth of the mortgage loan servicing operation at Midwest. Fees from loan servicing and sub-servicing increased at Midwest as the number of customers increased.

Mortgage banking. At December 31, 2007, Midwest was sub-servicing 33,937 mortgages, an increase of 4.5% from 32,461 mortgages at December 31, 2006. The balance of loans sub-serviced was $4.3 billion at December 31, 2007 as compared with over $4.0 billion at December 31, 2006.

Securities. There were no sales of marketable and non-marketable equity securities in 2007 and 2006.

At December 31, 2007 net unrealized losses on the available-for-sale securities were $18,783. At December 31, 2006 net unrealized losses on our available-for-sale securities were $27,296.

Non-interest expense increased to $8,597,509 in the period ended December 31, 2007 from $7,360,992 for the same period in 2006. The increase was due to the growth in the servicing activity at Midwest and development activity of the Islamic Banking subsidiary. The growth in the number of loans serviced at Midwest has resulted in additional salaries and benefits and other costs related to servicing mortgage loans. In the Islamic banking subsidiary, additional expenses were incurred in the development of home financing products for multiple states and a commercial real estate financing product.

Income Taxes

Income tax benefit in 2007 was $66,078 and $20,000 in 2006. In 2007, the Company recorded a deferred tax benefit of $70,000. The benefit results from the release of valuation reserves due to expected utilization of deferred tax assets in future periods. This benefit was offset by a current tax expense of $3,922.

At December 31, 2007, the Company had tax credit carry-forwards that could be utilized to shelter approximately $4.1 of future taxable income. See footnote 13 to the financial statements for more information.

Liquidity and Capital Resources

Liquidity. Loans receivable, net of reserves and excluding loans held for sale, increased to $58.07 million in 2007 from $50.46 million in 2006. Cash and cash equivalents including Federal Funds sold on an overnight basis at the end of 2007 were $13.77 million, while securities were $8.0 million. At year-end 2007, the Bank had an unused line of credit from the Federal Home Loan Bank of Indianapolis of $9.8 million, and an unused line of credit from the Federal Reserve Bank of Chicago of $7.8 million.

University Bank, as an FDIC-insured bank, is subject to certain regulations that require the maintenance of minimum liquidity levels of cash and eligible investments. The Bank has historically exceeded this minimum as a result of its investments in federal funds sold, U.S. government and U.S. agency securities and cash. In addition, University Bancorp had $19,812 in cash at the end of 2007 to meet cash needs, primarily operating expenses including audit and NASDAQ listing fees. Management intends that the cash on hand, the exercise of stock options and possible sale of additional preferred stock will be sufficient to cover our operating expenses during 2008 and 2009. The Company’s total stockholders’ equity at December 31, 2007 was approximately $5.98 million compared to $5.25 million at December 31, 2006.

As of December 31, 2007 and 2006, the Bank was in compliance with all the regulatory capital requirements that were applicable (i.e., total capital and Tier 1 capital to risk-weighted assets of at least 8% and 4%, respectively, and Tier 1 capital to average assets of at least 4%). The Bank is considered to be “well-capitalized” under prompt corrective action provisions for each of the ratios. Set forth below are the Bank’s regulatory capital ratios as of the end of 2007 and 2006, based on FDIC guidelines.

CAPITAL RATIOS	2007	2006
Tier 1/Total Average Assets	9.7%	9.8%
Tier 1/Total Risk-Weighted Assets	16.6%	15.7%
Tier 1 & 2/Total Risk-Weighted Assets	17.8%	16.7%

Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FASB 157). FAS 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of FASB 157, guidance for applying fair value was incorporated in several accounting pronouncements. FASB 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. FASB 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under FASB 157, fair value measurements are disclosed by level within that hierarchy. While FASB 157 does not add any new fair value measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. FASB 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not determined the impact of adopting FAS 157 on its financial statements.

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

Item 7. – Consolidated Financial Statements

Index to Financial Statements

Report of Independent Registered Public Accountant	36

Consolidated Balance Sheets	37

Consolidated Statements of Operations and Comprehensive Loss	39

Consolidated Statements of Changes in Stockholders’ Equity	42

Consolidated Statements of Cash Flows	43

Notes to Consolidated Financial Statements	45

UNIVERSITY BANCORP, INC. AND SUBSIDIARIES

____________________

CONSOLIDATED FINANCIAL STATEMENTS

____________________

DECEMBER 31, 2007 and 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

University Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of University Bancorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the two year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of University Bancorp, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes and the provisions of SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of SFAS No. 140. As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment (as amended).

/s/ UHY LLP

Southfield, Michigan

March 31, 2008

UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2007 and 2006

	December 31,	December 31,
ASSETS	2007	2006
Cash and due from banks	$13,772,253	$27,381,113
Investment securities available for sale, at fair value	1,454,627	672,588
Trading securities, at fair value	6,545,476	-
Federal Home Loan Bank Stock	714,600	714,600
Loans and financings held for sale, at the lower of cost or market	1,308,583	1,951,629
Loans and financings	58,754,480	50,927,197
Allowance for loan losses	(686,324)	(465,992)
Loans and financings, net	58,068,156	50,461,205

Premises and equipment, net	2,574,948	2,696,062
Mortgage servicing rights, at fair value	1,402,444	-
Mortgage servicing rights, net	-	1,516,100
Real estate owned, net	674,585	289,212
Accounts receivable	211,595	253,866
Accrued interest and profit receivable	353,360	304,863
Prepaid expenses	332,333	384,113
Goodwill	103,914	103,914
Other assets	721,402	542,476
TOTAL ASSETS	$88,238,276	$87,271,741

-Continued-

UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
December 31, 2007 and 2006

	December 31,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2007	2006
Liabilities:
Deposits:
Demand - non interest bearing	$35,295,672	$34,594,823
Demand - interest bearing and profit sharing	28,439,060	28,417,453
Savings	231,249	268,585
Time	14,691,001	15,601,321
Total Deposits	78,656,982	78,882,182
Accounts payable	324,663	59,384
Accrued interest and profit sharing payable	96,126	73,532
Other liabilities	269,118	368,837
Total Liabilities	79,346,889	79,383,935
Commitments and contingencies
Minority Interest	2,907,083	2,636,559
Stockholders’ equity:
Preferred stock, $0.001 par value; $1,000 liquidation value;	49	38
Authorized - 500,000 shares;
Issued – 49,224 shares in 2007 and 37,672 shares in 2006
Common stock, $0.01 par value;
Authorized - 5,000,000 shares;
Issued - 4,363,562 shares in 2007 and
2006	43,635	43,635
Additional paid-in-capital	6,604,440	6,488,960
Additional paid-in-capital – stock options	41,708	36,478
Treasury stock - 115,184 shares in 2007
and 2006	(340,530)	(340,530)
Accumulated deficit	(346,215)	(950,038)
Accumulated other comprehensive loss,
unrealized losses on securities available for sale, net	(18,783)	(27,296)
Total Stockholders’ Equity	5,984,304	5,251,247
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$88,238,276	$87,271,741
See notes to consolidated financial statements.

UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the Years Ended December 31, 2007 and 2006

2007	2006

Interest and financing income:
Interest and fees on loans and financing income	$4,330,077	$3,640,698
Interest on securities:
U.S. Government agencies	179,522	19,829
Other securities	32,103	43,279
Interest on Federal funds and other	567,266	349,672
Total interest and financing income	5,108,968	4,053,478
Interest and profit sharing expense:
Interest and profit sharing on deposits:
Demand deposits	915,189	637,151
Savings deposits	2,827	3,283
Time deposits	761,938	651,025
Short-term borrowings	-	2,587
Total interest and profit sharing expense	1,679,954	1,294,046
Net interest and financing income	3,429,014	2,759,432
Provision for loan losses	264,314	153,297
Net interest and financing income after
provision for loan losses	3,164,700	2,606,135
Other income:
Loan servicing and sub-servicing Fees	2,593,263	2,390,681
Initial loan set-up and other fees	1,758,125	1,303,583
Net gain on sale of mortgage loans	75,921	100,450
Insurance & investment fee income	207,940	248,077
Deposit service charges and fees	195,477	90,521
Termination fees	1,175,284	-
Unrealized gain on trading securities	89,121	-
Other	185,979	334,533
Total other income	6,281,110	4,467,845
-Continued-

UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (continued)
For the Years Ended December 31, 2007 and 2006

	2007	2006

Other expenses:
Salaries and benefits	$4,098,548	$3,442,951
Occupancy, net	558,520	524,979
Data processing and equipment expense	596,369	611,377
Legal and audit	505,703	307,219
Consulting fees	226,661	254,943
Mortgage banking	259,332	172,910
Change in fair value of mortgage servicing rights	516,073	-
Servicing rights amortization	-	239,075
Advertising	255,193	239,183
Memberships and training	160,880	151,230
Travel and entertainment	231,946	193,790
Supplies and postage	331,390	310,826
Insurance	194,334	175,027
Other operating expenses	662,560	737,482
Total other expenses	8,597,509	7,360,992
Income(loss) before income taxes and minority interest	848,301	(287,012)
Income tax (benefit)	(66,078)	(20,000)
Income (loss) before minority interest	914,379	(267,012)
Minority interest in consolidated subsidiaries’ earnings	269,822	134,686
Net income(loss)	$644,557	$(401,698)
Preferred stock dividends	(40,734)	(31,524)
Net income (loss) available to common shareholders	$603,823	$(433,222)
Basic earnings(loss)per common share	$0.14	$(0.10)
Diluted earnings(loss)per common share	$0.14	$(0.10)
Weighted average shares outstanding –Basic	4,248,378	4,222,771
Weighted average shares outstanding –Diluted	4,285,000	4,222,771

See notes to consolidated financial statements.

UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income(Loss)
For the Years Ended December 31, 2007 and 2006

	2007	2006
Net income(loss)	$644,557	$(401,698)
Other comprehensive income:
Net unrealized gains on securities available for sale – net of deferred taxes	8,513	7,425
Comprehensive income(loss)	$653,070	$(394,273)

See notes to consolidated financial statements.

UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
For the years ended December 31, 2007 and 2006

	Preferred Stock		Common Stock				Treasury Stock
	$.001 Par Value		$.01 Par Value
	Number of	Par	Number of	Par	Additional Paid In	Additional Paid In Capital – Stock	Number of		Retained Earnings	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Options	Shares	Cost	(Deficit)	Loss	Equity

Balance, January 1, 2006	27,791	$28	4,263,062	$42,630	$6,149,990	$-	(115,184)	$(340,530)	$(516,816)	$(34,721)	$5,300,581
Issuance of preferred stock at $10 per share	7,200	7			71,993						72,000
Preferred stock dividend									(31,524)		(31,524)
Conversion of accrued preferred stock dividends into shares of preferred stock	2,681	3			26,782						26,785
Issuance of common stock in exchange for services - weighted average price of $2.40 per share on effective date			100,500	1,005	240,195						241,200
Stock option awards						36,478					36,478
Decrease in unrealized loss on securities available for sale, net of tax										7,425	7,425
Net loss									(401,698)		(401,698)
Balance, December 31, 2006	37,672	$38	4,363,562	$43,635	$6,488,960	$36,478	(115,184)	$(340,530)	$(950,038)	$(27,296)	$5,251,247
Issuance of preferred stock at $10 per share	8,000	8			79,992						80,000
Preferred stock dividend									(40,734)		(40,734)
Conversion of accrued preferred stock dividends into shares of preferred stock	3,552	3			35,488						35,491
Stock option awards						5,230					5,230
Decrease in unrealized loss on securities available for sale, net of tax										8,513	8,513
Net income									644,557		644,557
Balance, December 31, 2007	49,224	$49	4,363,562	$43,635	$6,604,440	$41,708	(115,184)	$(340,530)	$(346,215)	$(18,783)	$5,984,304

See notes to consolidated financial statements.

UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years ended December 31, 2007 and 2006

	2007	2006
Operating activities:
Net income (loss)	$644,557	$(401,698)
Adjustments to reconcile net income(loss) to net cash provided by operating activities:
Depreciation	355,107	382,219
Change in fair value of mortgage servicing rights	516,073	-
Amortization	-	239,075
Provision for loan loss	264,314	153,297
Net gain on sale of mortgages	(75,921)	(100,450)
Unrealized gain on trading securities	(89,121)	-
Net gain on sale of other real estate owned	(4,581)	(105,414)
Net accretion on investment securities	(44,756)	(315)
Originations of mortgage loans and financings	(35,940,256)	(44,313,744)
Proceeds from mortgage loan and financing sales	36,659,223	43,909,140
Stock awards	5,230	5,479
Non-employee stock awards		272,199
Net change in:
Other assets	(509,041)	2,071,189
Other liabilities	458,678	(79,974)
Net cash provided by operating activities	2,239,506	2,031,003

Investing activities:
Purchase of investment securities	(8,040,696)	-
Proceeds from maturities of investment securities	855,571	168,914
Proceeds from sale of other real estate owned	78,244	472,997
Loans granted, net of repayments	(8,357,049)	(5,691,400)
Premises and equipment expenditures	(233,993)	(275,465)
Net cash used in investing activities	(15,697,923)	(5,324,954)
-Continued-

UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
For the years ended December 30, 2007 and 2006

2007	2006

Financing activities:
Net change in deposits	(225,200)	22,861,137
Dividends on preferred stock	(5,243)	(4,739)
Issuance of preferred stock	80,000	72,000
Net cash provided by (used in) financing activities	(150,443)	22,928,398

Net change in cash and cash equivalents	(13,608,860)	19,634,447
Cash and cash equivalents:
Beginning of year	27,381,113	7,746,666
End of year	$13,772,253	$27,381,113

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,657,360	$1,331,133
Cash paid for federal income taxes	$-	$41,253
Supplemental disclosure of non-cash transactions:
Decrease in unrealized loss on securities available for sale, net of deferred taxes	$8,513	$7,425
Mortgage loans converted to other real estate owned	$485,784	$379,808
Dividends on preferred stock converted to additional shares of preferred stock	$35,491	$26,785

See notes to consolidated financial statements.

University Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended December 31, 2007 and 2006

1.	Summary of significant accounting policies

Principles of Consolidation and Nature of Operations

The consolidated financial statements of University Bancorp, Inc. (the Company) include the operations of its wholly owned subsidiary, University Bank (the Bank), the Bank’s wholly owned subsidiaries, University Insurance & Investment Services, Inc. (“Agency”) and Hoover, LLC (“Hoover”) and the Bank’s two 80% owned subsidiaries, Midwest Loan Services, Inc. (“Midwest”) and University Islamic Financial Corporation (“UIFC”). The accounts are maintained on an accrual basis in accordance with generally accepted accounting principles and predominant practices within the banking and mortgage banking industries. All significant intercompany balances and transactions have been eliminated in preparing the consolidated financial statements.

The Company is a bank holding company. University Bank, which is located in Michigan, is a full service community bank, which offers all customary banking services, including the acceptance of checking, savings and time deposits. The Bank also makes commercial, real estate, personal, home improvement, automotive and other installment, credit card and consumer loans, and provides fee based services such as annuity and mutual fund sales, stock brokerage and money management, life insurance, property casualty insurance, foreign currency exchange and SWIFT messaging services. The Bank’s customer base is primarily located in the Ann Arbor, Michigan area.

University Bank’s loan portfolio is concentrated in Ann Arbor and Washtenaw County, Michigan. While the loan portfolio is diversified, the customers’ ability to honor their debts is partially dependent on the local economy. The Ann Arbor area is primarily dependent on the education, healthcare, services and manufacturing (automotive and other) industries. Most real estate loans are secured by residential or commercial real estate and business assets secure most business loans. Generally, installment loans are secured by various items of personal property.

The Agency is engaged in the sale of insurance products including life, health, property and casualty, and investment products including annuities, mutual funds, stock brokerage and money management. The Agency is located in the Bank’s Ann Arbor main office. The Agency also has a limited partnership investment in low-income housing tax credits through Michigan Capital Fund for Housing Limited Partnership I with financing assistance from the General Partner, Michigan Capital Fund for Housing.

Midwest is engaged in the business of servicing and sub-servicing residential mortgage loans. Midwest began operations in 1992 and was acquired by University Bank in December, 1995. Midwest is based in Houghton, Michigan, and also originates mortgage loans for itself and other financial institutions, including the Bank (See Note 2).

1. Summary of significant accounting policies (continued)

UIFC is engaged in Islamic Banking and was formed on December 30, 2005. Its current products, which comply with Islamic (Sharia’a) law, are FDIC-insured deposits and home financings (as agent for the Bank), mutual funds (as agent for a third-party fund distribution company) and home financings (as principal for its own account). The Sharia’a compliant products are offered to service the large number of Muslim customers in general area of the Company.

There are two distinct home financing products offered, the ijara and the murabaha.

Under the ijara method a single-asset trust is established by or on behalf of the originator (Bank/UIFC), as settlor, naming a special purpose entity as the trustee. The trust is subject to the terms of the written indenture designed for this specific purpose which is used generically for all financings in the redeemable lease (Ijara) program. The funds necessary to acquire the real property are deposited into the trust by the originator, as settlor, and used to fund the purchase of the property. The trust then enters into a combination lease/contract-for-deed agreement with the lessee/purchaser. The settlor is the initial beneficiary of the trust, but the beneficial interest in the payment stream arising from the trust is assignable to third parties. The power to remove and appoint trustees is granted to the beneficiary and the beneficiary has the power to direct the trustee with respect to foreclosure of the property. These rights are assignable with the payment stream.

The terms of the lease and contract-for-deed agreements, in combination, result in a payment stream and cost of the real property that are functionally equivalent to secured real estate lending for both the lessee/purchaser and the Company. The lease payment under the lease agreement is similar to an interest payment under a conventional mortgage. The contract-for-deed payments resemble a principal payment under a conventional mortgage.

The redeemable lease arrangement is treated as financing rather than leasing under Generally Accepted Accounting Principles. A lease that transfers substantially all of the benefits and risks incident to the ownership of property should be accounted for as the acquisition of an asset by the lessee and as a financing by the lessor. Under Financial Accounting Standards No 13, a lease would generally be accounted for as a financing if:

1.	The underlying property is transferred to the lessee at the end of the lease, or
2.	The lease contains a bargain purchase that is reasonably assured of being exercised, and
3.	It is reasonably certain that the lease payments will be collected and
4.	No uncertainties surround the amount of un-reimbursable costs yet to be incurred by the lessor under the lease.

Accordingly, the Company’s consolidated accounting for this product is essentially the same as a conventional mortgage product. To reflect the legal substance of the Ijara transactions the Company’s uses the balance sheet account title “Loans and financings”, instead of a typical title of

1. Summary of significant accounting policies (continued)

“Loans”. In the statement of operations, interest and fees on loans is modified to state interest and fees on loans and financing income.

The second form of home financing is the murabaha. This form of financing is similar to an installment sale contract. As agent for the Federal Home Loan Mortgage Corporation (“Freddie Mac”), the bank buys a home selected by a customer and then resells it to the customer, at a selling price higher than the purchase price. The difference between the bank’s purchase price and the selling price is the profit that the ultimate holder (Freddie Mac) of the installment contract will accrete into income over the life of the contract. After, the contract is executed by the Bank and the customer, Freddie Mac reimburses the Bank for its outlay of cash to purchase the home and pays the Bank a fee for originating the transaction. The customer pays Freddie Mac for the home that was purchased on an installment basis, as per an agreed repayment schedule.

In accordance with Generally Accepted Accounting Principles, the installment contracts are recorded at the lower of cost or market on the Company’s balance sheet for the short period of time that they are held before settlement with Freddie Mac. The installment contracts are sold with servicing retained. Thus, the value of the installment contract and value of the servicing is determined to calculate any gain of loss on the sale of the underlying installment contract.

On the liability side of the balance sheet, the Bank offers FDIC–insured deposits that are compliant with Sharia’a. These deposits are specifically invested in Sharia’a compliant investments such as, but not limited to, the ijara. Sharia’a compliant savings, money markets and certificates of deposit pay out earnings that are derived specifically from the revenues from the Sharia’a compliant investments net of certain expenses. In compliance with the FDIC definition of a deposit, balances in these account like all deposit accounts are FDIC insured up to $100,000. The sharing of earnings paid out to the depositors holding these accounts can fluctuate with the net earnings of the ijara portfolio and or other Sharia’a compliant investments. The earnings paid to the depositors are accounted for as an expense. This expense is analogous to interest expense paid on deposits in conventional finance.

Hoover owns the Bank’s headquarters facility and was purchased in June 2005.

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

1. Summary of significant accounting policies (continued)

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

Securities

Securities are classified as trading securities or available for sale at the date of purchase. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income or loss. Trading securities are carried at fair value with realized gains and losses recorded in income. Available for sale securities are written down to fair value when a decline in fair value is not temporary. Interest income includes amortization of purchase premium or discount. Other securities such as Federal Home Loan Bank stock are carried at cost.

Loans and Financings

Loans are reported at the principal balance outstanding, net of unearned interest or profit sharing, deferred loan or financing fees and costs, and an allowance for loan losses. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Profit sharing flows from lease income calculated monthly and includes amortization of net deferred financing fees and costs over the term of the financing. Interest or profit sharing income is not reported when full loan repayment is in doubt,typically when payments are past due over 90 days. Payments received on such loans are reported as principal reductions, unless all interest or profit sharing and principal payments in arrears are paid in full.

Mortgage banking activities

Mortgage banking activities include retail and servicing operations. Mortgage loans held for sale are valued at the lower of cost or market as determined by bid prices for loans in the secondary market. The loans are sold without recourse, except in the event that material documentation errors are made during the origination process. Loan servicing and sub-servicing fees are contractually based and are recognized monthly as earned over the life of the loans.

Allowance for loan losses

The allowance for loan losses is a valuation allowance for probable credit losses, increased by the provision for loan losses and recoveries and decreased by charge-offs. Management estimates the balance required based on past loan loss experience, known and inherent risks in the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans or financings, but the entire allowance is available for any loan or financing that, in management’s judgment, should be charged-off.

1. Summary of significant accounting policies (continued)

Loan or financing impairment is reported when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, and credit card loans, and on an individual loan or financing basis for other loans or financings. If a loan or financing is impaired, a portion of the allowance is allocated so that the loan or financing is reported, net, at the present value of estimated future cash flows using the loan’s or financing’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Loans or financings are evaluated for impairment when payments are delayed, typically 90 days or more, or when it is probable that all principal and interest or profit sharing amounts will not be collected according to the original terms of the loan or financing.

Premises and equipment

Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed primarily on the straight-line method for bank premises and the accelerated method for equipment and land improvements over their estimated useful lives. The Company uses the following useful lives as of December 31, 2007:

Buildings and building improvements	39 years
Land and leasehold improvements	15 years or term of lease
Furniture, fixtures, and equipment	3-7 years
Software	2-5 years

Other real estate owned

Real estate properties acquired in collection of a loan or financing are recorded at fair value upon foreclosure. Any reduction to fair value from the carrying value of the related loan or financing is accounted for as a loan loss. After acquisition, a valuation allowance reduces the reported amount to the lower of the initial amount or fair value less costs to sell. Expenses, gains and losses on disposition, and changes in the valuation allowance are reported in other expenses.

Servicing rights

Servicing rights represent both purchased rights and the allocated value of servicing rights retained on loans or financings originated and sold.

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

1. Summary of significant accounting policies (continued)

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

Balance at December 31, 2006 – Lower of Cost or Market	$1,516,100
Remeasurement to fair value upon adoption of FAS 156	-
Balance January 1, 2007 – Fair Value	$1,516,100

Goodwill

The Company evaluates the carrying value of goodwill during each quarter of each year and between quarterly evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned, to the reporting unit’s carrying amount, including goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its fair value. The Company’s evaluation of goodwill completed during the 2007 and 2006 resulted in no impairment losses.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 which clarifies the accounting for uncertainty in tax positions. This interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to

1. Summary of significant accounting policies (continued)

opening retained earnings. The Company adopted FIN 48 effective January 1, 2007. There was no adjustment required to retained earnings as the Company was not aware of any material tax position taken or expected to be taken in a tax return which the tax law is subject to varied interpretations.

In September 2007, the State of Michigan signed into law the Michigan Business Tax Act (“MBTA”), replacing the Michigan Single Business Tax with a business income tax and modified gross receipts tax. These new taxes take effect on January 1, 2008, and, because they are based on or derived from income-based measures, the provisions of SFAS No. 109, “Accounting for Income Taxes,” apply as of the enactment date. The law, as amended, establishes a deduction to the business income tax base if temporary differences associated with certain assets result in a net deferred tax liability as of December 31, 2007, and has an indefinite carry-forward period. The enactment of the MBTA, as amended, does not have a material impact on the consolidated financial statements of the Company as of December 31, 2007.

Retirement plan

The Bank has a 401(K) Plan that allows employees to contribute up to 15% of salary pre-tax, to the allowable limit prescribed by the Internal Revenue Service. Management has discretion to make matching contributions to the Plan. The Bank made no matching contributions for the years ended December 31, 2007 and 2006.

Employee Stock Ownership Plan (ESOP)

The Company has a noncontributory ESOP covering all full-time employees who have met certain service requirements. The employees’ share in the Company’s contribution is based on their current compensation as a percentage of the total employee compensation. As shares are contributed to the plan they are allocated to employees and compensation expense is recorded at the shares’ fair value. The Company made no contribution in 2007 and 2006.

Stock options

The Company has adopted FASB No. 123(R), “Share-Based Payment”, which is a revision of FASB No. 123, “Accounting for Stock Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and was issued in December 2004. The revisions require that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. For the year ended December 31, 2007 and 2006, the Company recorded $5,230 and $5,479 of compensation expense related to stock options, respectively.

Dividend restriction

Banking regulations require the maintenance of certain capital levels and may limit the amount of dividends that may be paid by a bank to a holding company or by a holding company to shareholders. In addition, a bank cannot pay a dividend until it has net retained earnings equal to 20% of capital and surplus. The Bank’s capital and surplus was $5,280,767 at both December 31, 2007 and 2006, and retained earnings of the Bank were $745,467 and $14,186 at December 31, 2007 and 2006, respectively.

1. Summary of significant accounting policies (continued)

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

	2007	2006
Net income (loss)	$644,557	$(401,698)
Less: Preferred dividends	40,734	31,524
Net income(loss) available to common shareholders	$603,823	$(433,222)

	2007	2006
Weighted average shares outstanding	4,248,378	4,222,771
Net dilutive effect of stock options	36,622	-
Diluted average shares outstanding	4,285,000	4,222,771

For December 31, 2006, the Company incurred a net loss. Accordingly, anti-dilutive impact of the effect of stock options is not shown.

Comprehensive Income(Loss)

Comprehensive income (loss) includes both the net income (loss) and the change in unrealized gains and losses on securities available for sale.

Segment Reporting

The Company’s segments are determined by the products and services offered, primarily distinguished between banking and mortgage banking operations. Loans, investments, and deposits provide the revenues in the banking operation, and servicing fees, underwriting fees and loan sales provide the revenues in mortgage banking. All operations are domestic.

Reclassification

Certain items in the 2006 consolidated financial statements and notes have been reclassified to conform to the 2007 presentation adopted in 2007.

2.	Secondary Market Operations

Midwest provides servicing and sub-servicing of real estate mortgage loans for University Bank and several other financial institutions. The unpaid principal balance of these loans was approximately $4.3 billion and $4.0 billion as of December 31, 2007 and 2006, respectively. Custodial escrow balances maintained in connection with these respective loans were $59.2 million and $57.1 million, at December 31, 2007 and 2006 respectively. Most of these funds are off balance sheet and maintained at University Bank. The following summarizes the operations of Midwest for the years ended December 31:

2. Secondary Market Operations (continued)

	2007	2006
Loan servicing and sub-servicing fees	$ 2,589,876	$ 2,396,603
Loan set-up and other fees	2,710,187	1,915,867
Interest income	120,635	65,764
Termination fee	1,179,457	-
Gain on sale of loans	75,751	100,450
Total income	6,675,906	4,478,684

Salaries and benefits	2,080,798	1,812,724
Change in fair value of mortgage servicing rights	516,870	-
Amortization of servicing rights	-	254,047
Interest expense	71,279	114,377
Other operating expenses	1,422,670	1,281,659
Total expenses	4,091,617	3,462,807
Pre tax Income of Midwest before minority interest	$ 2,584,289	$ 1,015,877

University Bank and Midwest sell conforming residential mortgage loans to the secondary market. These loans are owned by other institutions and are not included in the Company’s consolidated balance sheets. Such mortgage loans have been sold predominately without recourse or with limited recourse. The unpaid principal balance of these loans was $167.5 million and $152.7 million at December 31, 2007 and 2006 respectively.

The following summarizes the activity pertaining to mortgage servicing rights (fair value in 2007, net in 2006):

Table A	2007	2006
Mortgage servicing rights:
Balance, January 1	$ 1,516,100	$ 1,471,808
Additions - originated	402,417	283,367
Amortization expense	-	(203,075)
Adjustment for asset impairment change	-	(36,000)
Change in fair value	(516,073)	-
Balance, December 31	$ 1,402,444	$ 1,516,100

Market interest rate conditions can quickly affect the value of mortgage servicing rights in a positive or negative fashion, as long-term interest rates rise and fall. The fair value of these rights is based upon the level of principal pay downs received and expected prepayments of the mortgage loans.

3.	Securities available for sale

The following is a summary of the amortized cost, gross unrealized gains, gross unrealized losses and fair value of securities available for sale at December 31, 2007 and 2006:

Securities available for sale at December 31, 2007 consist of the following:

	Amortized	Unrealized		Fair
	Cost	Gain	Losses	Value
U.S. agency mortgage-backed securities	$1,473,410	$ -	$(18,783)	$1,454,627

Securities available for sale at December 31, 2006 consist of the following:

	Amortized	Unrealized		Fair
	Cost	Gain	Losses	Value
U.S. agency mortgage-backed securities	$699,884	$ -	$(27,296)	$672,588

The Bank’s trading securities portfolio at December 31, 2007 had a net realized gain of $89,121. The Company did not hold any trading securities at December 31, 2006.

Trading securities at December 31, 2007 and December 31, 2006 consist of the following:

	December 31,	December 31,
	2007	2006
U.S. agency mortgage-backed securities	$6,545,476	-

At December 31, 2007 and 2006, the fair value of securities pledged to secure certain borrowings were $8,000,103 and $672,588, respectively. The balance of these borrowings at December 31, 2007 and 2006 were $0.

Unrealized losses at December 31, 2007 and 2006 have existed for longer than twelve months. This decline is considered temporary as the values of the mortgage-backed securities fluctuate based on changes in current interest rates and prepayment assumptions related to the underlying mortgages. Furthermore, the Company expects to hold these securities sufficiently long enough to recover these unrealized losses. The Company did not sell any securities during the years ended December 31, 2007 and 2006.

The scheduled maturity date of the securities available for sale and trading securities at December 31, 2007 is:

	Amortized Cost	Fair Value
2008-2012	$-	$-
2013-2017	35,475	35,075
After 2018	7,983,411	7,965,028
	$8,018,886	$8,000,103

4.	Loans

Major classifications of loans are as follows as of December 31:

	2007	2006
Commercial	$16,950,200	$ 15,705,255
Real estate – mortgage	39,365,801	32,126,182
Real estate –construction	1,767,790	1,031,027
Installment	354,660	1,795,875
Credit cards	316,029	268,858
Gross Loans	$58,754,480	50,927,197
Allowance for loan losses	(686,324)	(465,992)
Net Loans	$58,068,156	$ 50,461,205

Changes in the allowance for loan losses were as follows:

	2007	2006
Balance, beginning of year	$465,992	$ 349,416
Provision charged to operations	264,314	153,297
Recoveries	2,272	7,139
Charge-offs	(46,254)	(43,860)
Balance, end of year	$686,324	$ 465,992

Non-accrual loans at December 31 are summarized as follows:

	2007	2006
Non accrual loans:
Real estate – mortgage and construction loans	$ 58,331	$ 59,605
Commercial loans (non real estate)	1,107,292	-
	$ 1,165,623	$ 59,605

Information regarding impaired loans for the years ended December 31, is as follows:

Impaired loans:	2007	2006
Loans with no allowance allocated	$-	$-
Loans with allowance allocated	$2,040,383	$1,240,055
Amount of allowance for loan losses allocated	463,945	243,507

Impaired loans:
Average balance during the year $ 92,687 $227,345	$1,776,805	$917,591
Interest income recognized thereon	$71,154	$123,786
Cash-basis interest income recognized	$71,154	$110,145

5.	Premises and equipment, net

Classifications at December 31, are summarized as follows:

	2007	2006
Land	$ 365,000	$ 365,000
Buildings and improvements	1,725,099	1,725,099
Furniture, fixtures, equipment and software	3,479,029	3,252,640
	5,569,128	5,342,739
Less: accumulated depreciation	(2,994,180)	(2,646,677)
Net premises and equipment	$ 2,574,948	$ 2,696,062

Depreciation expense amounted to $355,107 and $382,219 for the years ended December 31, 2007 and 2006, respectively.

The Bank leases an ATM drive-thru location in Ann Arbor for $7,200 per year and one off-site ATM location for $9,000 per year. Midwest leases its office space for approximately $53,940 per year in Houghton, Michigan. Total rental expense for all operating leases was $77,405 and $63,942 in 2007 and 2006, respectively. The following table summarizes the existing contractual obligations of the Company:

Payments Due By Period

		Less than			More than
	Total	Year	2009-2010	2011-2012	5 years
Operating leases	$ 39,886	$ 29,686	$ 10,200	$ 0	$

6. Time deposits

Time deposit liabilities issued in denominations of $100,000 or more were $9,171,413 and $8,126,622 at December 31, 2007 and 2006 respectively.

At December 31, 2007, stated maturities of time deposits were:

2008	7,886,586
2009	1,359,513
2010	3,122,394
2011	618,381
2012	1,271,689
Thereafter	432,438
$14,691,001

The Bank had issued through brokers $0 and $1,530,471 of time deposits as of December 31, 2007 and 2006, respectively.

7. Preferred stock

The Company had 49,224 and 37,672 shares of preferred stock outstanding at December 31, 2007 and 2006, respectively. The shares have a $1,000 liquidation value and accrue dividends quarterly at an annual rate of 9%. Additional shares of preferred stock are issued semi-annually for unpaid accrued dividends. In a 2007 private placement transaction, the Company raised $80,000 through the sale of 8,000 shares of its preferred stock.

8.	Stock options

In 1995, the Company adopted a stock option and stock award plan (the 1995 Stock Plan), which provides for the grant of incentive stock options, as defined in Section 422(b) of the Internal Revenue Code of 1986, as amended, as well as the grant of non-qualified stock options and other stock awards. The plan provides for the grant to officers, directors and key employees of the Company, and independent contractors providing services to the Company, of options to purchase and other awards of common stock. The exercise price of options granted under the plan shall be determined by the Board of Directors, or a compensation committee thereof. Options shall expire on the date specified by the Board of Directors or such committee, but not more than 10 years from the date of grant (or five years from the date of grant for incentive stock options if the grantee owned 10% of the Company’s voting stock at the date of grant). The 1995 Stock Plan terminated on November 15, 2006, however, all outstanding options under the plan remain outstanding until expiration, exercise or forfeiture. The following table summarizes the activity relating to options to purchase the Company’s common stock:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2006	306,963	2.20
Granted – 2006	48,563	3.00
Exercised – 2006	-	0.00
Forfeited – 2006	(7,500)	2.47
Outstanding at December 31, 2006	348,026	2.23
Granted – 2007	-	0.00
Exercised – 2007	-	0.00
Forfeited – 2007	-	0.00
Outstanding at December 31, 2007	348,026	2.23

At December 31, 2007:

Number of options immediately exercisable	336,326

Weighted average exercise price of immediately

exercisable options	$2.23
Range of exercise price of options outstanding	$1.00	$3.00
Weighted-average remaining life of options outstanding	2.84 years

8.	Stock options (continued)

The following summarizes assumptions used to value stock options issued in 2006.

2006
Risk-free interest rate	7.25%
Expected option life	4.58 years
Expected stock price volatility	22.0%
Expected dividends	$0

9.	Employee stock ownership plan (ESOP)

The employees’ allocation of ESOP assets is based on their current compensation, after 1 year of service and upon reaching the age of 21. The annual contribution to the ESOP is at the discretion of the Board of Directors. Assets of the plan are comprised entirely of 62,349 shares of the Company’s stock at December 31, 2007 and 66,762 shares at December 31, 2006, all of which were fully allocated at December 31, 2007. Upon retirement from the plan, participants can receive distributions of their allocated shares of the Company’s stock. The assets of the ESOP are held in trust and were valued at approximately $137,168, and $138,865 at December 31, 2007 and 2006, respectively.

10.	Minority Interest

The Bank owns an 80% interest in the common stock of Midwest, with the remaining 20% owned by the President of Midwest. At December 31, 2007 and 2006, total stockholders’ equity of Midwest was $4,983,417 and $3,293,328, respectively, resulting in a $996,684 and $657,946 minority interest reflected on the Company’s consolidated balance sheets, respectively. The results of Midwest’s operations for 2007 and 2006 are included in the Company’s consolidated statements of operations.

Also, included in the consolidated financial statements are the results for University Islamic Financial Corporation (UIFC). The Bank also owns 80% of UIFC. This corporation was formed on December 30, 2005. An outside investor owns the remaining 20% of the corporation. At December 31, 2007 and 2006, total stockholders’ equity of UIFC was $28,850,092 and $22,267,069, respectively, which includes $10,000,000 in common stock and $19,298,000 of preferred stock. The minority interest at December 31, 2007 and 2006 was $1,910,399 and $1,978,613, respectively. The results of UIFC’s operations for 2007 and 2006 are included in the Company’s consolidated statements of operations.

The Consolidated Statements of Operations include minority interest expense of $269,822 and $134,686 in 2007 and 2006, respectively.

11.	Commitments and contingencies

The Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to buy, sell and fund loans, letters of credit and unused lines of credit. The Bank’s exposure to credit loss in the event of non-performance is equal to or less than the contractual amount of these instruments. The Bank follows the same credit policy to make such commitments as that followed by loans recorded in the consolidated financial statements. The following is a summary of commitments as of December 31:

	2007	2006
Unused lines of credit	$ 3,068,000	$ 4,295,000
Commitments to fund loans	3,253,000	5,704,000
Total	$ 6,321,000	$ 9,999,000

12.	Related party transactions

The Bank had loans outstanding of $394,711 and $117,927 to related officers and directors at December 31, 2007 and 2006, respectively. Available lines of credit to related parties at the December 31, 2007 and 2006, totaled $215,000 and $208,000 respectively. Related party loans were made in the normal course of business and were performing pursuant to terms at December 31, 2007 and 2006.

The Bank had demand deposits of $1,190,081 and $1,157,765 from directors, officers and their affiliates as of December 31, 2007 and 2006, respectively.

13. Income taxes

During the year ended December 31, 2007 an income tax benefit of $70,000 was recorded from the release of valuation reserves due to expected utilization of deferred tax assets against 2008 expected taxable income. Additionally, current tax expense of $3,922 was recorded for 2007. The tax benefit increased the net deferred tax asset included in other assets in the consolidated balance sheets. The net deferred tax asset at December 31, 2007 and 2006 is comprised of the following:

13. Income taxes (continued)

	2007	2006
Allowance for loan losses	$ 172,150	$ 158,437
Net operating loss carry-forward	-	283,533
Tax credit carry-forward	1,402,916	1,357,065
Donation carry-forward	6,587	6,604
Depreciation	7,589	5,111
Other	48,112	52,185
Deferred tax assets	1,637,354	1,862,935

Servicing rights	(476,831)	(515,474)
Other	(73,323)	(48,843)
Deferred tax liabilities	(550,154)	(564,317)
Net deferred tax asset	1,087,200	1,298,618
Valuation allowance	(877,200)	(1,158,618)
Net deferred tax asset	$ 210,000	$ 140,000

The components of income tax expense (benefit) for each year ended December 31 are as follows:

	2007	2006
Current expense	$ 3,922	$ 20,000
Deferred benefit	(70,000)	(40,000)
Income tax benefit	$ (66,078)	$ (20,000)

The Company has general business credit and minimum tax credit carry-forwards of approximately $1,403,000, which expire beginning in 2011.

Financial statement tax expense amounts differ from the amounts computed by applying the statutory federal tax rate of 34% to pretax income primarily because of permanent book-tax differences and changes in the valuation allowance recorded to reduce deferred tax assets as noted above. A reconciliation of the income tax benefit with amounts determined by applying the statutory U.S. federal income tax rate to income (loss) before tax benefit for each year ended December 31 are as follows:

	2007	2006
Computed tax on book income (loss)at the federal statutory rate	$ 288,422	$ (97,584)
Permanent differences	10,576	3,465
Change in valuation allowance	(281,418)	44,319
Other	(83,658)	29,800
Income tax benefit	$ (66,078)	$ (20,000)

14.	Short Term Borrowings

The Bank had a line of credit available from the Federal Home Loan Bank (the FHLB) in the amount of $9.8 million and $3.2 million at December 31, 2007 and 2006, respectively. At December 31, 2007, borrowings were secured by the pledge of specific mortgage loans held for investment with unpaid principal balances of $2.9 million and trading and available-for-sale securities with a balance of $8.0 million.

The Bank had a line of credit available from the Federal Reserve Bank of Chicago (the FRB) in the amount of $7.8 million and $5.0 million at December 31, 2007 and 2006, respectively. Borrowings are secured by the pledge of specific commercial loans held for investment with unpaid principal balances of $9.4 million as of December 31, 2007. The following information provides a summary of short-term borrowings for the years indicated:

15.	Regulatory matters

University Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings, and other factors.

The Bank is also subject to prompt corrective action capital requirement regulations set forth by the FDIC. The FDIC requires the Bank to maintain a minimum of total capital and Tier 1 capital (as defined) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average total assets (as defined). As of December 31, 2007, the Bank met all capital adequacy requirements to which it is subject as the Bank presently has a written understanding with its regulators that the Bank will maintain the ratio of Tier 1 Capital to average assets at 7% or more.

15.	Regulatory matters (continued)

Actual		To Be Adequately Capitalized Under Prompt Corrective Action Provisions		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006:
Total capital (to risk weighted assets)	$8,142,000	16.7%	$3,911,000	8.0%	$4,889,000	10.0%
Tier I capital (to risk weighted assets)	7,676,000	15.7%	1,955,000	4.0%	2,933,000	6.0%
Tier I capital (to average assets)	7,676,000	9.8%	3,122,000	4.0%	3,903,000	5.0%
As of December 31, 2007:
Total capital (to risk weighted assets)	$9,367,000	17.8%	$4,216,000	8.0%	$5,271,000	10.0%
Tier I capital (to risk weighted assets)	8,721,000	16.6%	2,108,000	4.0%	3,162,000	6.0%
Tier I capital (to average assets)	8,721,000	9.7%	3,611,000	4.0%	4,515,000	5.0%

As of December 31, 2007 and 2006, the most recent guidelines from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the above table.

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

16.	Fair Value of Financial Instruments (continued)

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

The carrying amounts and fair values of the Company’s financial instruments were as follows:

December 31, 2007
	Fair	Carrying
Financial Assets	Amount	Value
Cash and due from banks	13,772,000	13,772,000
Securities available for sale	1,455,000	1,455,000
Trading securities	6,545,000	6,545,000
Federal Home Loan Bank stock	715,000	715,000
Loans and financings held for sale	1,309,000	1,309,000
Loans and financings, net	58,068,000	58,068,000
Mortgage servicing rights	1,402,000	1,402,000
Accrued interest and profit receivable	353,000	353,000
Financial Liabilities
Deposits	78,657,000	78,657,000
Accrued interest and profit payable	96,000	96,000

December 31, 2006
Carrying Fair
Financial Assets Amount Value
Cash and due from banks	27,381,000	27,381,000
Securities available for sale	673,000	673,000
Federal Home Loan Bank stock	715,000	715,000
Loans and financings held for sale	1,952,000	1,952,000
Loans and financings, net	50,461,000	50,461,000
Mortgage servicing rights	1,516,000	1,516,000
Accrued interest and profit receivable	305,000	305,000
Financial Liabilities
Deposits	78,882,000	78,882,000
Accrued interest and profit payable	73,000	73,000

17. Segment Reporting

The Company’s operations include three primary segments: retail banking mortgage banking, and holding company. Through its banking subsidiary’s branch in Ann Arbor, the Company provides traditional community banking services such as accepting deposits, making loans, and providing cash management services to individuals and local businesses. Mortgage banking activities includes servicing of residential mortgage loans for others (See Note 2). The holding company manages the affairs of the bank holding company corporate office.

The Company’s three reportable segments are strategic business units that are separately managed as they offer different products and services and have different marketing strategies. In addition, the mortgage banking segment services a different customer base from that of the retail banking segment.

The segment financial information provided below has been derived from the internal profitability reporting system used by management to monitor and manage the financial performance of the Company. The accounting policies of the two segments are the same as those described in the summary of significant accounting policies. The Company evaluates segment performance based on profit or loss before income taxes, not including nonrecurring gains and losses. Certain indirect expenses have been allocated based on actual volume measurements and other criteria, as appropriate. The Company accounts for transactions between segments at current market prices. Segment profit is measured before allocation of corporate overhead and income tax expense. Information about reportable segments for the years ended December 31, 2007 and 2006 follows:

2007	Retail Banking	Mortgage Banking	Holding Company	Eliminations	Totals
Interest and financing income	$4,992	$121	-	$(4)	$5,109
Net gain on the sale of mortgage loans	-	76	-	-	76
Other non-interest income	872	6,414	-	(1,081)	6,205
Interest and profit sharing expense	2,707	5	-	(1,032)	1,680
Provision for loan losses	264	-	-	-	264
Salaries and benefits	2,018	2,081	-	-	4,099
Occupancy, net	394	165	-	-	559
Other operating expenses	2,131	1,776	87	215	4,209
Income (loss) before tax expense	(1,650)	2,584	(87)	(268)	579
Income tax (benefit) expense	(66)	894	-	(894)	(66)
Segment profit (loss)	(1,584)	1,690	(87)	626	645
Segment assets	89,777	6,128	6,071	(13,738)	88,238
Capital expenditures	115	119	-	-	234
Depreciation	219	136	-	-	355
Change in fair value of mortgage servicing rights	-	516	-	-	516

17.	Segment Reporting(continued)

2006	Retail	Mortgage	Holding	Eliminations
	Banking	Banking	Company		Totals
Interest and financing income	$4,010	$65	-	($22)	$4,053
Net gain on the sale of mortgage loans	-	100	-	-	100
Other non-interest income	774	4,313	24	(743)	4,368
Interest and profit sharing expense	1,896	115	-	(717)	1,294
Provision for loan losses	153	-	-	-	153
Salaries and benefits	1,630	1,813	-	-	3,443
Occupancy, net	381	144	-	-	525
Other operating expenses	1,675	1,391	375	87	3,528
Income (loss) before tax expense	(951)	1,015	(351)	(135)	(422)
Income tax (benefit) expense	(17)	349	-	(352)	(20)
Segment profit (loss)	(934)	666	(351)	217	(402)
Segment assets	87,011	3,905	5,228	(8,872)	87,272
Capital expenditures	173	102	-	-	275
Depreciation	243	139	-	-	382
Amortization	(15)	254	-	-	239

18. Quarterly Financial Data - Unaudited

The following tables represent summarized data for each of the quarters in 2007 and 2006 (in thousands, except income (loss) per share data).

2007	Quarter Ended March 31	Quarter Ended June 30	Quarter Ended September 30	Quarter Ended December 31
Interest and financing income	$1,259	$1,241	$1,320	$1,289
Interest and profit sharing expense	385	427	436	432
Net interest and financing income	874	814	884	857
Provision for losses	22	54	16	172
Net interest and financing income after
Provision for losses	852	760	868	685
Loan set-up and other fees	456	383	400	519
Loan servicing and sub-servicing fees	667	597	641	688
Net gain on sale of loans	26	20	8	22
Other non-interest income	148	257	213	61
Termination fee	-	1,175	-	-
Non-interest expense	1,916	2,064	2,158	2,460
Income tax expense (benefit)	-	20	-	(86)
Minority interest in subsidiaries’ earnings	73	203	21	(27)
Net income (loss)	160	905	(49)	(372)
Preferred stock dividends	8	10	11	12
Net income(loss) available to common shareholders	$152	$895	($60)	($384)
Basic and diluted earnings (loss) per share	$0.03	$0.21	($0.01)	($0.09)
Weighted average shares outstanding	4,248,378	4,248,378	4,248,378	4,248,378

18. Quarterly Financial Data – Unaudited (continued)

2006	Quarter Ended March 31	Quarter Ended June 30	Quarter Ended September 30	Quarter Ended December 31
Interest and financing income	$913	$998	$922	$1,220
Interest and profit sharing expense	275	328	313	378
Net interest and financing income	638	670	609	842
Provision for losses	20	29	57	47
Net interest and financing income after
Provision for losses	618	641	552	795
Loan set-up and other fees	310	324	423	247
Loan servicing and sub-servicing fees	529	608	619	635
Net gain (loss) on sale of loans	39	-	(1)	62
Other non-interest income	171	104	157	242
Non-interest expense	1,627	1,856	1,856	2,022
Income tax expense (benefit)	-	-	-	(20)
Minority interest in subsidiaries’ earnings	27	50	27	31
Net income (loss)	13	(229)	(133)	(52)
Preferred stock dividends	6	8	8	10
Net income(loss) available to common shareholders	$7	($237)	($141)	($62)
Basic and diluted loss per share	$0.00	($0.06)	($0.03)	($0.01)
Weighted average shares outstanding	4,147,878	4,245,065	4,248,378	4,248,378

19. Parent Company Only Condensed Financial Information

Condensed Balance Sheet
	December 31,	December 31,
	2007	2006
ASSETS
Cash and cash equivalents	$ 19,812	$ 2,066
Investment in University Bank	6,007,126	5,267,331
Other assets	699	8,941
Total Assets	$ 6,027,637	$ 5,278,338
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and other liabilities	$ 43,333	$ 27,091
Total Liabilities	43,333	27,091
Stockholders’ Equity	5,984,304	5,251,247
Total Liabilities and Stockholders’ Equity	$ 6,027,637	$ 5,278,338

19. Parent Company Only Condensed Financial Information (continued)

	2007	2006
INCOME:
Interest and dividends on investments	$25	$222
Other	-	24,000
Total income	25	24,222

EXPENSES:
Stock compensation	5,230	277,681
Interest	-	75
Public listing	46,166	44,787
Professional fees	31,976	45,313
Other miscellaneous	3,372	7,077
Total Expense	86,744	374,933
Loss before federal income taxes
and equity in undistributed
net income(loss) of subsidiary	(86,719)	(350,711)
Federal income taxes	-	-
Loss before equity in undistributed
net income(loss) of subsidiary	(86,719)	(350,711)
Equity in undistributed net income(loss)
of subsidiary	731,276	(50,987)
Net income (loss)	$644,557	$(401,698)

19 Parent Company Only Condensed Financial Information (continued)

Condensed Statements of Cash Flows

	2007	2006
Operating activities:
Net income(loss)	$644,557	$(401,698)
Adjustments to reconcile net income(loss) to net cash used in operating activities:
Stock awards	5,230	5,479
Non-employee stock awards	-	272,199
Net change in:
Other assets	8,242	(6,150)
Other liabilities	16,242	10,241
Investment in subsidiaries	(731,282)	50,987
Net cash used in operating activities	(57,011)	(68,942)
Financing activities:
Principal payment on notes payable	-	-
Dividends on preferred stock	(5,243)	(4,739)
Issuance of preferred stock	80,000	72,000
Net cash provided by financing activities	74,757	67,261
Net change in cash and cash equivalents	17,746	(1,681)
Cash and cash equivalents:
Beginning of year	2,066	3,747
End of year	$19,812	$2,066
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$-	$75
Supplemental disclosure of non-cash transactions:
Decrease in unrealized loss on securities available for sale, net of deferred taxes	$8,513	$7,425
Dividends on preferred stock converted to additional shares of preferred stock	$35,491	$26,785

20. Termination Fee

Midwest Loan Services received a one time termination fee of $1,175,284 in June 2007. The termination fee was negotiated by Midwest and a former customer in prior periods. However due to various uncertainties, the revenue was not realized. Those uncertainties have cleared and allowed for the revenue to be reported in the current period.

21. Subsequent Events

In March 2008, the company executed a trade to purchase $17.8 million of Fannie Mae backed mortgage securities. Funding on the purchase will be in April 2008. Inaddition 7.6 million of Fannie Mae backed mortgage securities were purchased in February.2008.

In early 2008, the company entered into an agreement to acquire 50.01% of a newly formed company, University Lending Group in exchange for $300,000. The company’s primary focus will be wholesale mortgage lending. The Company anticipates that the newly formed corporation will begin operations in April 2008.

22. Recent Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FASB 157). FAS 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of FASB 157, guidance for applying fair value was incorporated in several accounting pronouncements. FASB 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. FASB 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under FASB 157, fair value measurements are disclosed by level within that hierarchy. While FASB 157 does not add any new fair value measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. FASB 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not determined the impact of adopting FAS 157 on its financial statements.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the operation of these disclosure controls and procedures were not effective. The nature of the material weaknesses are as follows:

1.

After the first draft of the Form 10KSB, management and the auditors discovered additional disclosures and changes to be made to the financial statements and Form 10KSB. The financial statements and Form 10KSB could be misleading to a reader if the adjustments were not made.

2.	Non-timely filing of certain SEC reports including Form 10KSB for 2006.
3.	Amendment to Form 10KSB for 2006 due to edgarization errors.

As of December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

This conclusion reflects our management’s earlier determinations in connection with the evaluation performed as of the end of prior fiscal year December 2006, as noted above.

In connection with their evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2007, the Certifying Officers noted that the Company’s financial team has expanded its technology and personnel resources utilized in connection with the recording of transactions in the preparation of the financial statements for the Company and Filing with the SEC.

During the first half of 2008, the Certifying Officers, with the Company’s other management representatives, will complete remediation measures which may included engaging a financial accounting firm to help the Company, evaluate, account for and prepare financial statement disclosures. We will also monitor our disclosure controls and procedures on a continuing basis to ensure that information we are required to be disclose in the reports we file or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In the future as such controls change in relation to developments in the Company’s business and financial reporting requirements, our evaluation and monitoring measures will also address any additional corrective actions that may be required.

Our management does not expect that our disclosure control procedures or our internal control over financial reporting will prevent all errors and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control - Integrated Framework. Based on our evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2007. A remediation measure may be the hiring of a consultant to review our SEC filings to ascertain that all required accounting financial disclosure are made and that SEC filings are accurate.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

B. Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting during the fiscal year ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, management intends to implement the changes described below.

The Company seeks to implement a short and long-term correction of its internal control deficiencies and believes it can make progress toward correction of these matters. Corrections include better coordination with accounting staff preparing records for subsidiaries, and a more thorough review of the financial statements of subsidiaries. The Bank Cashier and Chief executive officer will ensure that the corrections are made on a timely basis

The Certifying Officers noted that the Company’s financial team has expanded its technology and personnel resources utilized in connection with the recording of transactions and in the preparation of the financial statements for the Company and Filing with the SEC.

During the first half of 2008, the Certifying Officers, with the Company’s other management representatives, will complete remediation measures which may include engaging a financial accounting firm to help the Company, evaluate, account for and prepare financial statement disclosures. We will also monitor our disclosure controls and procedures on a continuing basis to ensure that information we are required to be disclose in the reports we file or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In the future as such controls change in relation to developments in the Company’s business and financial reporting requirements, our evaluation and monitoring measures will also address any additional corrective actions that may be required.

Item 8B. – Other Information

None

PART III.

Item 9. - Directors, Executive Officers, Promoters, Control Persons, Compliance with Section 16(a) of the Exchange Act

The information required by this item is incorporated by reference herein from the portions of the Company’s Proxy Statement for its 2008 Annual Meeting (the “Proxy Statement”) to be under the captions:

Election of Directors
Executive Officers
Section 16(a) Beneficial Ownership Reporting Compliance

We have adopted a Code of Ethics for all employees. A copy of the Code of Ethics is available upon request by writing to the Chief Financial Officer, University Bancorp, Inc., 2015 Washtenaw, Ann Arbor, Michigan 48104.

Item 10. - Executive Compensation

The information required by this item is incorporated by reference herein from the portions of the Company’s Proxy Statement to be under the captions:

Executive Compensation
Compensation Plans

Item 11. - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference herein from the portion of the Company’s Proxy Statement to be under the caption:

Security Ownership of Certain Beneficial Owners and
Management

Equity Compensation Plan Information

The University Bancorp, Inc. 1995 Stock Option Plan authorizes stock options for issuance to employees, consultants and directors in exchange for services.

The following table sets forth certain information regarding the above referenced equity compensation plan as of December 31, 2007.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	348,026	$2.23	0
Equity compensation plans not approved by security holders	0	NA	0
Total	348,026	$2.23	0

Item 12. - Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference herein from the portion of the Company’s Proxy Statement to be under the caption:

Certain Relationships and Related Transactions
Corporate Governance

Item 13. - Exhibits

(a)	Index of Financial Statements:

The following statements are filed as part of this Report:

Audited consolidated balance sheets as of December 31, 2007 and December 31, 2006, and consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the years in the two year period ended December 31, 2007 and 2006 of the Company.

Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b)	Exhibits

(3)	Certificate of Incorporation and By-laws:

3.1	Composite Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).
3.1.1

Certificate of Amendment, dated June 10, 1998, of the Company’s Certificate of Incorporation (incorporated by reference to Exhibit 3.1.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

3.2	Composite By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1989).

(10)	Material Contracts.

10.1

Loan Agreement and Promissory Note dated December 31, 1997 issued to North Country Bank & Trust (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.2

University Bancorp, Inc. Employee Stock Ownership Plan (the “ESOP”), as amended November 27, 1990 (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990).

10.2.1	Amendment to the ESOP, effective as of December 31, 1991 (incorporated by reference to Exhibit 10.2.A to the Company’s Annual Report on Form 10-K for the year ended December 31, 1991).

10.3

University Bank 401(k) Profit Sharing Plan, adopted August 1, 1996, effective as of January 1, 1996 (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996).

10.4	1995 Stock Plan of the Company (incorporated by reference to Exhibit A to the definitive Proxy Statement of the Company for 1996 Annual Meeting of Stockholders).
10.4.1	Form of Stock Option Agreement related to the 1995 Stock Plan (incorporated by reference to Exhibit 10.7.1 to the Annual Report on Form 10-K for the year ended December 31, 1995).

10.5	Letter, dated December 1, 1989, from Federal Reserve Bank of Minneapolis (incorporated by reference to Exhibit 10.9).

10.6	Federal Income Tax Allocation Agreement Between Newberry State Bank and Newberry Holding Inc. dated March 21, 1992 (incorporated by reference to Exhibit 10.11).

10.61	Federal Income Tax Allocation Agreement Between Newberry Holding Inc. and University Bancorp, Inc. dated May 21, 1991 (incorporated by reference to Exhibit 10.11.1).

21	Subsidiaries of Registrant: List of subsidiaries filed herewith.

23.1	Consent of UHY LLP, Independent Registered Public Accounting Firm Registered Public Accounting Firm

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002

32.1	Certificate of the Chief Executive Officer and of University
Bancorp, Inc. pursuant to 18 U.S.C. Section 1350, as adopted
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of University
Bancorp, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14: Principal Accountant Fees and Services.

Information relating to principal accountant fees and services is contained on page 20, under the caption “Independent Public Accountants” in the University Bancorp, Inc. definitive Proxy Statement relating to the 2008 Annual Meeting of Stockholders and the information within that section is incorporated by reference.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSITY BANCORP, INC.

By:	/s/Stephen Lange Ranzini
--------------------------------------
Stephen Lange Ranzini,
President and Chief Executive Officer

Date:	March 31, 2008

By:	/s/Dennis Agresta
-----------------------------------
Dennis Agresta
Principal Accounting Officer

Date:	March 31, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
---------	-----	----

/s/Stephen Lange Ranzini

-------------------------	Director, President	March 31, 2008

Stephen Lange Ranzini

/s/ Charles McDowell	Director, Chairman	March 31, 2008

---------------------------

Charles McDowell

/s/ Gary Baker	Director	March 31, 2008

------------------------

Gary Baker

/s/ Michael Talley	Director	March 31, 2008

---------------------------

Michael Talley

/s/Dr. Joseph Lange Ranzini	Director	March 31, 2008

------------------------------

Dr. Joseph Lange Ranzini

/s/Paul Lange Ranzini	Director	March 31, 2008

---------------------------

Paul Lange Ranzini

Index of Exhibits

Sequentially
Exhibit Number and Description	Numbered Page

(3)	Certificate of Incorporation and By-laws:

3.1	Composite Certificate of Incorporation of the
Company, as amended (incorporated by reference to
Exhibit 3.1 to the June 30, 1996 10-Q).

3.1.1	Certificate of Amendment, dated June 10, 1998, of
the Company’s Certificate of Incorporation
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
Plan (the “ESOP”), as amended November 27, 1990
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

Hoover, LLC, a Michigan limited Liability Corporation (100% owned by Bank)

University Islamic Financial Corporation, a Michigan Corporation (80% owned by Bank)

EXHIBIT 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUTING FIRM

We have issued our report dated March 31, 2008 accompanying the consolidated financial statements included in the annual report of University Bancorp, Inc. on Form 10-KSB for the years ended December 31, 2007 and 2006. We hereby consent to the incorporation by reference of said report in the Registration Statement of University Bancorp, Inc. on Form S-8 (File No. 333-109930) effective October 23, 2003.

/S/ UHY LLP

Southfield, Michigan

March 31, 2008

Exhibit 31.1

FORM 10-KSB 302 CERTIFICATION

I

I, Stephen L. Ranzini, certify that:

1.	I have reviewed this annual report on Form 10-KSB of University Bancorp, Inc;
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

4.

The small business issuer’s other certifying officer and I are responsible for establishing for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b. Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions after the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c. Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting.

5. The small business issuers other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: March 31, 2008

/s/Stephen L. Ranzini

Stephen L. Ranzini

Chief Financial Officer

Exhibit 31.2

FORM 10-KSB 302 CERTIFICATION

I, Dennis Agresta, certify that:

1.	I have reviewed this annual report on Form 10-KSB of University Bancorp, Inc;
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

4. The small business issuer’s other certifying officer(s) and I are responsible for establishing for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b. Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions after the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c. Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting.

5. The small business issuers other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: March 31, 2008

/s/Dennis Agresta

Dennis Agresta

Principal Accounting Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of University Bancorp, Inc. (the “Registrant”) on Form 10-KSB for the period ended December 31, 2007 as filed with the Securities and Exchange Commission, hereof (the “Report”), the undersigned officer certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

University Bancorp, Inc

Date: March 31, 2008	By: /s/ Stephen Lange Ranzini Stephen Lange Ranzini President and Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT
TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of University Bancorp, Inc. (the “Registrant”) on Form 10-KSB for the period ended December 31, 2007 as filed with the Securities and Exchange Commission on, hereof (the “Report”), the undersigned officer certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

University Bancorp, Inc

Date: March 31, 2008	By: /s/ Dennis Agresta Dennis Agresta Principal Accounting Officer