Form 10KSB/A
period 2006-12-31
UNIVERSITY BANCORP INC /DE/
filed 2008-05-13
CIK 811211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB/A

Amendment No. 2

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission file number 0-16023

UNIVERSITY BANCORP, INC.

(Name of Small Business Issuer as specified in its charter)

Delaware	38-2929531
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

2015 Washtenaw, Ann Arbor, Michigan 48104

(Address of principal executive offices)(Zip Code)

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

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, or a non accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ____Accelerated filer ___	Non-accelerated filer _X_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). o

The number of shares outstanding of the Registrant’s Common Stock as of March 30, 2007: 4,248,378 shares. The aggregate market value of the voting stock held by non-affiliates of the Registrant based on $1.90 per share, the closing price for the Registrant’s Common Stock on March 30, 2007, as reported by NASDAQ, was approximately $2,932,738.

* For purposes of this calculation shares of the Registrant held by directors and officers of the Registrant and by other affiliates have been excluded.

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held June 15, 2007, are incorporated by reference into Part III of this report.

University Bancorp, Inc.

FORM 10-KSB/A

For the year ended December 31, 2006

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-KSB/A (this “Amendment”) amends the Annual Report on Form 10-KSB/A for the year ended December 31, 2006, as amended by University Bancorp, Inc. on May 16, 2007 (“Amendment No. 1”). The purpose of this filing is to:

1.	Revise the Mortgage and Islamic Banking section in Item 1 to discuss in more detail Islamic Banking.
2.

Provide additional disclosure about the Islamic financing and its impact on the Allowance for Loan Losses reported in Item 6 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

3.	In Item 7, revise the Summary of Significant Accounting Policies in Note 1 to discuss in more detail the accounting of the Islamic Banking transactions.
4.	In Item 7, revise Note 4 Accounts Receivable to add more detail for the receivables outstanding at December 31, 2005.
5.	In Item 7, revise Note 18 Segment reporting to highlight three reportable segments.
6.	State that controls were ineffective in Item 8A Controls and Procedures.
7.	Revise 302 Certification to conform to Item 601(b)(31) of Regulation S-K

To comply with certain technical requirements of the SEC’s rules in connection with the filing of this Amendment No. 2 on Form 10-KSB/A, we are adding, as exhibits, certain current dated certifications of our principal executive officer and principal financial officer. This Amendment No. 2 on Form 10-KSB/A continues to speak as of the date of Form 10-KSB/A as filed on May 16, 2007. We have not updated the disclosures contained herein to reflect any events that occurred at a date subsequent to the date of Amendment No. 1. The filing of this Amendment No. 2 on Form 10-KSB/A is not a representation that any statement contained in the Amendment No. 1 or this Amendment No. 2 on Form 10-KSB/A is true or complete subsequent to the date of Amendment No 1. This Amendment No. 2 on Form 10-KSB/A does not affect the information set forth in Amendment No 1., except for the matters described in this Explanatory Note.

PART I.

Item 1. - Business

General

University Bancorp, Inc. The Company is a Delaware corporation that operates as a bank holding company for its wholly-owned subsidiary, University Bank.

University Bank. The Bank is a state chartered community bank. The Bank was founded in 1890 as “The Newberry Bank” and was chartered by the State of Michigan in 1908 as “The Newberry State Bank”. In 1994, we sold the bank’s offices in Newberry, Michigan and Sault Ste. Marie, Michigan. In 1995 we relocated the Bank’s main office to Ann Arbor, Michigan and, changed the Bank’s name to “University Bank” to more closely align its identity with its current place of business. Ann Arbor is a university town, home to the University of Michigan and is the largest city in Washtenaw County, just west of the Detroit Metropolitan Statistical Area. The Bank’s primary market area is defined as the City of Ann Arbor and surrounding areas in greater Washtenaw County.

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

University Islamic Financial Corporation. On December 30, 2005, University Bank formed University Islamic Financial Corporation (UIFC). The Bank owns 80% of the common stock of UIFC. UIFC engages in Islamic Banking with an initial focus on its existing product set: soliciting Islamic Sharia’a FDIC-insured Deposits held by University Bank and originating Islamic Sharia’a home financings as agent for University Bank. UIFC’s products have received favorable legal rulings (fatwa) from some of the leading Islamic legal scholars in the U.S. and the world. In February 2006, University Bank executed a master commitment with the Federal Home Loan Mortgage Corporation to create a secondary market for UIFC’s Sharia’a compliant home financing transactions in Michigan with the intent to expand this program over time.

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

Classifications of the loan portfolio as of December 31, 2006 are as follows:

	Amount Outstanding(1)	% of Total
Commercial - Real Estate & Other	$15,705,255	30.84%
Residential Construction	1,031,027	2.02%
Residential Real Estate	29,166,983	57.27%
Residential Home Equity	4,632,170	9.10%
Consumer	122,904	0.24%
Credit Card	268,858	0.53%
Gross Loans	$50,927,197	100.00%

(1) - Excludes loans held for sale.

The Bank’s loan portfolio is geographically concentrated in Ann Arbor and Washtenaw County, Michigan. The ability of individual loan customers to honor their debts is partially dependent on the local economy. The Ann Arbor area is primarily dependent on the education, healthcare, services and manufacturing (automotive and other) industries (see “Risk Factors” below).

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

Residential loans typically have a loan to value ratio less than 80% at the time the loan is originated, unless the borrower’s financial position is very strong, in which case a loan to value ratio of up to 90% or private mortgage insurance is considered. To meet the Bank’s goals for first time homebuyers, the Bank has originated 97% to 100% loan to value residential loans and currently has under $2 million of these loans in its loan portfolio. Home equity secured residential loans have loan to value ratios of less than 90% at time of origination in the case of fixed rate fully-amortizing loans and 80% for home equity lines of credit, with a few exceptions with higher ratios for borrowers with strong credit. As of December 31, 2006, the Bank had a portfolio of $14.7 million of mortgage alternative loan transactions that are Sharia’a-compliant mortgage alternatives for Muslim customers. The primary risk of residential lending is that home prices drop (typically this occurs during recessions) and borrowers walk away from their home or file for bankruptcy. All of the Bank’s construction loans are secured by residential properties with a loan to value ratio of 80% or less at the time of origination. The Bank controls the risk of construction lending by performing inspections prior to disbursing interim construction funds to avoid cost overruns.

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

Information regarding securities where cost exceeded more than 10% of the Company’s stockholders’ equity at December 31, 2006 is as follows:

Issuer	Coupon	Yield	Final Maturity	Market Value	Amortized Cost
FHLBI equity (1)	VAR	5.23%	None	$ 714,600	$ 714,600

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

The Bank’s main office is near the University of Michigan Central Campus. These institutions employ approximately 20,000 persons. The Bank is located in an area that has strong competition from local credit unions and banks as well as a number of large national banks. The University of Michigan Credit Union has an onsite presence at the University of Michigan and Midwest

Financial Credit Union has an onsite presence at the University of Michigan Hospital Complex.

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

Islamic Banking. Competition for Islamic financing products is less intense than for traditional mortgage products as products cannot be successfully offered to the market without recognition from leading Sharia’a (Islamic Law) scholars. In addition, documents must be created and customized for each state that an originator intends to offer products in. The primary competition in Islamic home finance is from Guidance Financial, a mortgage banking firm based in Reston, Virginia, and Devon Bank, a community bank based in Chicago, Illinois. Currently, we offer Islamic home financing products in Michigan only, but our business plan in 2007 contemplates expansion of this product nationwide. A description of the company’s products that comply with Islamic Law, specifically FDIC –insured deposits and home financings, are discussed in Note 1. Summary of Significant Accounting Polices.

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

Various changes to the Federal Deposit Insurance Act (FDIA) were recently signed into law. These changes will increase the FDIC insurance coverage for retirement accounts, index future insurance coverage to inflation, provide the bank with rebates for past premiums paid and merge the BIF with the Savings and Loan Insurance Fund (SAIF). Any change in applicable laws, regulations or regulatory policies of various governmental regulatory authorities may have a material effect on the Company’s business, operations and prospects. Those authorities include, but are not limited to, the Board of Governors of the Federal Reserve System, the FDIC, the Commissioner of the Michigan Office of Financial and Insurance Services, the Internal Revenue Service, and state taxing authorities. The Company is unable to predict the nature or extent of the effects that fiscal or monetary policies, economic controls or new federal or state legislation may have on future business and earnings.

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

In early 2006, Congress passed the Federal Deposit Insurance Act of 2005, which made certain changes to the federal deposit insurance program. These changes included merging the BIF and the Savings Association Insurance Fund (the “SAIF”), increasing retirement account coverage to $250,000 and providing for inflationary adjustments to general coverage beginning in 2010, providing the FDIC with the authority to set the fund’s reserve ratio with a specified range, and requiring dividends to banks if the reserve ratio exceeds certain levels. The new statue grants banks an assessment credit based on their share of the assessment base on December 31, 1996, and the amount of the credit can be used to reduce assessments in any year subject to certain limitations. The FDIC is required to issue regulations implanting the new Act.

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

Contractual Obligations

The following table summarizes the existing contractual obligations of the Company:

Payments Due By Period

		Less than			More than
	Total	Year	2008-2009	2010-2011	5 years
Operating leases	$ 91,730	$ 61,140	$ 23,390	$ 7,200	$
Certificates of deposit	15,601,321	9,609,103	2,286,572	3,296,124	409,522
Totals	$$15,693,051	$9,670,243	$2,309,962	$3,303,324	$ 409,522

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

University Bank Has Incurred Significant Losses And May Never Achieve Sustained Profitability

University Bank sold its profitable Upper Peninsula operations in late 1994 and relocated to Ann Arbor in early 1996. University Bank had a net loss from operations each year between 1995 and 2001 and again in 2004 and 2006. University Bank had a profit in 2002, 2003 and 2005. Management of the Bank believes that as the size of loan portfolio and retail deposits continue to increase that the transfer into the bank of the remainder of the $30 million in zero interest cost escrow deposits controlled by Midwest Loan Services in mid-December 2006 should result in the bank achieving sustained profitability, but there is no assurance that expenses will not rise or other income sources will fall as a result of some unanticipated future event. There is no assurance that University Bank will grow to a size that will enable it to sustain profitability. University Bancorp had an accumulated deficit from operations of $950,038 at December 31, 2006.

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

The Michigan Economy and the Ann Arbor Area Economy are Likely to Shrink Over the Next Few Years

In early 2007, Pfizer and ABN Amro Mortgage, the largest and third largest private sector employers in Ann Arbor, announced the closure of their operations in Ann Arbor, with the loss of approximately 5,200 jobs. The future impact on the area economy of these cutbacks is expected to have a material adverse impact on the Ann Arbor economy. Michigan’s economy has declined for six years in a row and current projections are that ongoing structural cutbacks in the auto industry will cause further job losses through at least 2010. The overall impact on banks located in areas of economic decline is to restrain growth and cause greater than historical loan losses.

The Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

Summary of Results of Operations

The Company’s net loss was $401,698 in 2006, versus net income of $1,989,169 in 2005. Basic earnings (loss) per share for 2006 and 2005 were $(0.10) and $0.48, respectively.

The following table summarizes the pre-tax income (loss) of each profit center of the Company for the years ended December 31, 2006 and 2005(in thousands):

	2006	2005
Community & Islamic Banking)	$(951)	$1,360
Midwest Loan Services	1,015	646
Corporate Office	(351)	(54)
Elimination	(135)	(63)
Total	$(422)	$1,889

The reportable segments are activities that fall under the corporate offices (i.e. holding company), bank operations, and the mortgage servicing operations located at Midwest Loan Services, Inc. Activities included in the banking activity are conventional banking, Islamic banking, and a small insurance agency.

2006 as compared with 2005

Earnings during 2006 were restrained by start-up expenses at University Islamic Financial Corporation and the restructuring of an agreement with a company that assisted in the initial development of the Islamic subsidiary and products. Community Banking reported a pre-tax loss of $951,000 during the year ended December 31, 2006 compared to pre-tax net income of $1,360,000 during the same period in 2005. There were two material transactions in 2005 that enhanced results in that year. In 2005, the Bank was provided with a lease termination buyout and recorded income of $800,000 from this agreement. As part of the agreement the Bank moved out of its lease facility into another facility that was purchased in June 2005. This income was partly offset by additional costs of $300,000 incurred in carrying two headquarters for six months of 2005 during the transition between the two locations. The second transaction occurred in December 2005. The Bank spun off its Islamic banking division into a separate corporation capitalized with $10,000,000. The Bank sold off 20% of its shares in this corporation to outside investors for $3,000,000. The transaction resulted in a $1,000,000 capital gain. This income was partially offset by a cost of $80,000 incurred to buyout the rights to profit sharing in future mortgage alternative securitization income of a consulting firm that assisted us in forming the Islamic Banking Division.

The operating profit of Midwest increased to $1,015,000 from $646,000 in 2005. Due to increasing rates, mortgage originations income was down in 2006 as compared to 2005. However, this decrease was offset, by an increase in revenues from mortgage loan servicing and sub-servicing. At Midwest, the volume of mortgage loans serviced increased 24.2% to 32,461 at December 31, 2006 from 26,144 loans as of December 31, 2005.

Within the Corporate Office a large contract modification expense increased the year to date pre-tax loss in 2006 to $351,000 from a pre-tax loss of $54,000 in 2005. In April 2006, the Company agreed to modify a relationship with a company that assisted in the development of the Islamic Banking subsidiary and products. Under the original agreement, University Islamic Financial Corporation was to pay a share of revenue earned from all future mortgage alternative products sold in the secondary market. University Islamic Financial Corporation agreed to pay this company $100,000 in cash and the Company paid 100,500 shares of University Bancorp, Inc. common stock and stock options totaling 48,563 with a strike price starting at $2.50 and increasing to $3.50 through June 30, 2015 to eliminate this provision in the agreement, as well as to acquire the firm providing trustee services for some of the Islamic financings. By modifying the agreement, the Company will materially reduce future expenses related to the agreement.

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

The following tables present for the average balances, the interest and profit earned or paid, and the weighted average yield for the period indicated:

NET INTEREST AND PROFIT INCOME

	2006
	Average	Interest	Average
	Balance	Inc(Exp)	Yield
Interest and Profit Earning Assets:
Commercial Loans	$17,961,252	$1,589,030	8.85%
Real Estate Loans (1)	29,866,139	1,930,141	6.46%
Installment Loans	1,549,014	121,527	7.85%
Total Loans	49,376,405	3,640,698	7.37%
Investment Securities	1,610,048	63,108	3.92%
Federal Funds & Bank Deposits	7,039,894	349,672	4.97%

Total Interest Bearing and Profit Sharing Assets	58,026,347	4,053,478	6.99%
Interest Bearing and Profit Sharing Liabilities:
Deposit Accounts:
Demand	21,111,824	145,743	0.69%
Savings	329,838	3,283	1.00%
Time	14,219,749	651,025	4.58%
Money Market Accts	17,977,564	491,408	2.73%
Short-term Borrowings	80,666	2,587	3.21%
Long-term Borrowings	-	-	0.00%
Total Interest Bearing and Profit Sharing Liabilities	53,719,641	1,294,046	2.41%
Net earning assets, net interest and profit
income , and net spread	$4,306,706	$2,759,432	4.58%
Net Interest and Profit Margin			4.76%
(1) Actual yields; not adjusted to take into account tax-equivalent yields.

NET INTEREST AND PROFIT INCOME

	2005
	Average	Interest	Average
	Balance	Inc(Exp)	Yield
Interest and Profit Earning Assets:
Commercial Loans	$16,910,945	$1,416,280	8.37%
Real Estate Loans (1)	25,762,012	1,605,405	6.23%
Installment Loans	2,038,274	160,747	7.89%
Total Loans	44,711,231	3,182,432	7.12%
Investment Securities	1,918,857	55,784	2.91%
Federal Funds & Bank Deposits	808,572	34,675	4.29%

Total Interest Bearing and Profit Sharing Assets	47,438,660	3,272,891	6.90%
Interest Bearing and Profit Sharing Liabilities:
Deposit Accounts:
Demand	10,202,304	32,146	0.32%
Savings	471,145	4,612	0.98%
Time	14,888,596	492,222	3.31%
Money Market Accts	19,312,868	380,621	1.97%
Short-term Borrowings	1,225,219	43,203	3.53%
Long-term Borrowings	6,337	332	5.24%
Total Interest Bearing and Profit Sharing Liabilities	46,106,469	953,136	2.07%
Net earning assets, net interest and profit
income , and net spread	$1,332,191	$2,319,755	4.83%
Net Interest and Profit Margin			4.89%
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

RATE VOLUME TABLE

		2006 – 2005
	Change Due To Volume	Change Due To Rate	Total Change
Interest and Financing Income:
Commercial Loans	$ 90,562	82,188	172,750
Real Estate Mortgage Loans	263,446	61,290	324,736
Installment/Consumer Loans	(38,389)	(831)	(39,220)
Investment Securities	(9,966)	17,290	7,324
Federal Funds & Bank Deposits	308,659	6,338	314,997
Total Interest and Financing Income	614,312	166,275	780,587

Interest Bearing and Profit Sharing Liabilities:
Demand Deposits	53,742	59,855	113,597
Savings Deposits	(1,405)	76	(1,329)
Time Deposits	(23,002)	181,805	158,803
Money Market Accounts	(27,860)	138,647	110,787
Short-term Borrowings	(37,041)	(3,575)	(40,616)
Long-term Borrowings	(332)	-	(332)
Total Interest and Profit Sharing Expense	(35,898)	376,808	340,910
Net Interest and Financing Income	$ 650,210	$ (210,533)	$ 439,677

Loan Portfolio

Information regarding the Bank’s loan portfolio as of December 31, 2006 and 2005 is set forth under Note 5 to University Bancorp’s consolidated financial statements included with this report.

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

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES ($ amounts in thousands)

	2006	2005
Balance at beginning of the period	$ 349	$ 353
Charge offs – Domestic:
Commercial loans	43	23
Real estate mortgages	-	11
Installment loans	-	-
Subtotal	43	34
Recoveries – Domestic:
Commercial loans	6	12
Real estate mortgages	-	-
Installment loans	1	1
Subtotal	7	13
Net charge offs	36	21
Provision for loan losses	153	17
Balance at end of period	$ 466	$ 349
Ratio of net charge offs during period to average loans outstanding during period	0.07%	0.05%

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES ($ amounts in thousands)

Allocated portion of allowance at December 31	Percentage of loans in each category to total loans

	2006	2005	2006	2005
Loan category:
Domestic:
Commercial loans	$ 274	$ 69	33.44%	32.28%
Real estate mortgages	97	136	63.03%	64.00%
Installment loans	19	22	3.53%	3.72%
Allocated for economic factors	76	122	N/A	N/A
	$ 466	$ 349	100.0%	100.0%

	At	At
	December 31, 2006	December 31, 2005
Total loans (1)	$50,927,197	$45,652,326
Reserve for loan losses	$ 465,992	$ 349,416
Reserve/Loans %	0.92%	0.76%

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

The Bank had approximately $15 million of Islamic financings on its books at December 31, 2006. The allowance for loan losses for Islamic financing is determined under the same procedures and standards as for regular residential real estate loans. The portion of the allowance for loan losses allocated to Islamic loans is $43,270.

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

Non-Interest Income and Non-Interest Expense

Non-interest income. Total non-interest income decreased to $4,467,845 for the year ended December 31, 2006 from $5,891,330 for the same period in 2005. In 2005, non-interest income was impacted by two large non-recurring transactions. Excluding the two non-recurring transactions, non-interest income showed an overall increase in 2006 over 2005, principally due to growth of the mortgage loan servicing operation at Midwest. Fees from loan servicing and sub-servicing increased at Midwest as the number of customers increased. In 2005, other income was significantly higher than in 2006 due to income derived from the buyout of the Bank’s lease from a developer and a gain from the sale of Bank owned shares in the Islamic Banking subsidiary. The Bank agreed to terminate its lease agreement early in exchange for $800,000. The Bank moved out of its leased facility in December 2005 and moved to another facility that it purchased in June 2005. Also, the Bank earned $1,000,000 from the sale of 20% of the Islamic Banking subsidiary for $3,000,000.

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

University Bank, as an FDIC-insured bank, is subject to certain regulations that require the maintenance of minimum liquidity levels of cash and eligible investments. The Bank has historically exceeded this minimum as a result of its investments in federal funds sold, U.S. government and U.S. agency securities and cash. In addition, University Bancorp had $2,066 in cash at the end of 2006 to meet cash needs, primarily operating expenses including audit and NASDAQ listing fees. Management intends that the cash on hand, the exercise of stock options and possible sale of additional preferred stock will be sufficient to cover our operating expenses during 2007 and 2008. The Company’s total stockholders’ equity at December 31, 2006 was approximately $5.25 million compared to $5.30 million at December 31, 2005.

As of December 31, 2006 and 2005, the Bank was in compliance with all the regulatory capital requirements that were applicable (i.e., total capital and Tier 1 capital to risk-weighted assets of at least 8% and 4%, respectively, and Tier 1 capital to average assets of at least 4%). The Bank is considered to be “well-capitalized” under prompt corrective action provisions for each of the ratios. Set forth below are the Bank’s regulatory capital ratios as of the end of 2006 and 2005, based on FDIC guidelines. The Bank’s overall capital ratios declined in 2006 versus 2005 as a result of the 35.3% increase in the Bank’s total assets.

CAPITAL RATIOS	2006	2005
Tier 1/Total Average Assets	9.77%	14.00%
Tier 1/Total Risk-Weighted Assets	15.66%	17.63%
Tier 1 & 2/Total Risk-Weighted Assets	16.55%	18.44%

Recently Issued Accounting Standards

Financial Accounting Standards Board’s (FASB) Final Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This interpretation was issued on July 13, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB No. 109, “Accounting for Income Taxes.” This interpretation provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Further, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption.

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

In September 2006, the FASB issued FASB No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (FASB 158), which amends FASB 87 and FASB 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under FASB 158, gains and losses, prior service costs and credits, and any remaining transition amounts under FASB 87 and FASB 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date - the date at which the benefit obligation and plan assets are measured - is required to be the company’s fiscal year end. FASB 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. Adoption of this FASB is not expected to have a material impact on the Company’s financial statements.

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

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulleting No. 108 (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has adopted SAB 108, with no impact on the Company’s financial position or results of operations.

Item 7. – Consolidated Financial Statements

UNIVERSITY BANCORP, INC. AND SUBSIDIARIES

____________________

CONSOLIDATED FINANCIAL STATEMENTS

____________________

DECEMBER 31, 2006 and 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

University Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of University Bancorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the two year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As discussed in Note 1 to the consolidated financial statements, the Company adopted statement of Financial Accounting Standards No. 123(R), “Share Based Payments,” effective January 1, 2006.

/s/ UHY LLP

Southfield, Michigan

April 9, 2007, except for additional disclosures

in footnotes 1, 4 and 18, as to which the
date is May 12, 2008

UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2006 and 2005

	December 31,	December 31,
ASSETS	2006	2005
Cash and due from banks	$27,381,113	$7,746,666
Investment securities available for sale, at market	672,588	833,762
Federal Home Loan Bank Stock	714,600	941,200
Loans and financings held for sale, at the lower of cost or market	1,951,629	1,446,575
Loans and financings	50,927,197	45,652,326
Allowance for loan losses	(465,992)	(349,416)
Loans and financings, net	50,461,205	45,302,910

Premises and equipment, net	2,696,062	2,802,816
Mortgage servicing rights, net	1,516,100	1,471,808
Real estate owned, net	289,212	276,987
Accounts receivable	253,866	2,585,524
Accrued interest and profit receivable	304,863	205,069
Prepaid expenses	384,113	285,015
Goodwill	103,914	103,914
Other assets	542,476	537,666
TOTAL ASSETS	$87,271,741	$64,539,912

-Continued-

UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
December 31, 2006 and 2005

	December 31,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2006	2005
Liabilities:
Deposits:
Demand - non interest bearing	$5,086,312	$2,919,887
Demand - interest bearing and profit sharing	57,925,964	34,485,047
Savings	268,585	418,308
Time	15,601,321	18,197,803
Total Deposits	78,882,182	56,021,045
Accounts payable	59,384	395,604
Accrued interest and profit sharing payable	73,532	110,619
Other liabilities	368,837	210,190
Total Liabilities	79,383,935	56,737,458
Minority Interest	2,636,559	2,501,873
Stockholders’ equity:
Preferred stock, $0.001 par value; $1,000 liquidation value; Authorized - 500,000 shares; Issued – 37,672 shares in 2006 and 27,791 shares in 2005	38	28
Authorized - 500,000 shares;
Issued – 37,672 shares in 2006 and 27,791 shares in 2005
Issued - 4,363,562 shares in 2006 and
4,263,062 shares in 2005	43,635	42,630
Additional paid-in-capital	6,488,960	6,149,990
Additional paid-in-capital – stock options	36,478	-
Treasury stock - 115,184 shares in 2006
and 2005	(340,530)	(340,530)
Accumulated deficit	(950,038)	(516,816)
Accumulated other comprehensive loss,
unrealized losses on securities available for sale, net	(27,296)	(34,721)
Total Stockholders’ Equity	5,251,247	5,300,581
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$87,271,741	$64,539,912
See notes to consolidated financial statements.

UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the Years Ended December 31, 2006 and 2005

2006	2005

Interest and financing income:
Interest and fees on loans and financing income	$3,640,698	$3,182,432
Interest on investment securities:
U.S. Government agencies	19,829	16,107
Other securities	43,279	39,677
Interest on Federal funds and other	349,672	34,675
Total interest income and financing income	4,053,478	3,272,891
Interest and profit sharing expense:
Interest and profit sharing on deposits:
Demand deposits	637,151	412,767
Savings deposits	3,283	4,612
Time certificates of deposit	651,025	492,222
Short-term borrowings	2,587	43,203
Long-term borrowings	-	332
Total interest and profit sharing expense	1,294,046	953,136
Net interest and financing income	2,759,432	2,319,755
Provision for loan losses	153,297	17,209
Net interest and financing income after
provision for loan losses	2,606,135	2,302,546
Other income:
Loan servicing and sub-servicing fees	2,390,681	1,736,285
Initial loan set-up and other fees	1,303,583	1,396,813
Net gain on sale of mortgage loans	100,450	308,648
Insurance & investment fee income	248,077	200,585
Deposit service charges and fees	90,521	107,100
Gain on the sale and leaseback of premises	-	210,315
Other	334,533	1,931,584
Total other income	4,467,845	5,891,330
-Continued-

UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (continued)
For the Years Ended December 31, 2006 and 2005

	2006	2005

Other expenses:
Salaries and benefits	$3,442,951	$3,000,918
Occupancy, net	524,979	517,167
Data processing and equipment expense	611,377	570,008
Legal and audit	307,219	343,135
Consulting fees	254,943	287,117
Mortgage banking	172,910	190,671
Servicing rights amortization	239,075	137,736
Advertising	239,183	162,296
Memberships and training	151,230	90,902
Travel and entertainment	193,790	148,159
Supplies and postage	310,826	240,322
Insurance	175,027	153,280
Other operating expenses	737,482	401,241
Total other expenses	7,360,992	6,242,952
Income(loss) before income taxes and minority interest	(287,012)	1,950,924
Income tax (benefit)	(20,000)	(100,000)
Income (loss) before minority interest	(267,012)	2,050,924
Minority interest in consolidated subsidiaries’ earnings	134,686	61,755
Net income(loss)	$(401,698)	$1,989,169
Basic earnings(loss)per common share	$(0.10)	$0.48
Diluted earnings(loss)per common share	$(0.10)	$0.47
Weighted average shares outstanding –Basic	4,222,771	4,146,504
Weighted average shares outstanding –Diluted	4,222,771	4,184,430

See notes to consolidated financial statements.

UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income(Loss)
For the Years Ended December 31, 2006 and 2005

	2006	2005
Net income(loss)	$(401,698)	$1,989,169
Other comprehensive income:
Net unrealized gains on securities available for sale – net of deferred taxes of $0 and $0, respectively	7,425	16,636
Comprehensive income(loss)	$(394,273)	$2,005,805

 See notes to consolidated financial statements.

UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
For the years ended December 31, 2006 and 2005

	Preferred Stock		Common Stock				Treasury Stock
	$.001 Par Value		$.01 Par Value
	Number of	Par	Number of	Par	Additional Paid In	Additional Paid In Capital – Stock	Number of		Retained Earnings	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Options	Shares	Cost	(Deficit)	Loss	Equity

Balance, January 1, 2005	-	$-	4,240,641	$42,406	$5,841,331	$-	(115,184)	$(340,530)	$(2,490,224)	$(51,357)	$3,001,626
Issuance of preferred stock at $1,000 per share, net of expenses of $10,000	27,791	28			267,883						267,911
Preferred stock dividend									(15,761)		(15,761)
Issuance of common stock at weighted average price of $1.11 per share, net of expenses of $0.00			22,421	224	40,776						41,000
Decrease in unrealized loss on securities available for sale, net of tax										16,636	16,636
Net Income									1,989,169		1,989,169
Balance, December 31, 2005	27,791	28	4,263,062	42,630	6,149,990	$-	(115,184)	(340,530)	(516,816)	(34,721)	5,300,581
Issuance of preferred stock at $1,000 per share	7,200	7			71,993						72,000
Preferred stock dividend									(31,524)		(31,524)
Conversion of accrued preferred stock dividends into shares of preferred stock	2,681	3			26,782						26,785
Issuance of common stock in exchange for services - weighted average price of $2.40 per share on effective date			100,500	1,005	240,195						241,200
Stock option awards						36,478					36,478
Decrease in unrealized loss on securities available for sale, net of tax										7,425	7,425
Net Loss									(401,698)		(401,698)
Balance, December 31, 2006	37,672	$38	4,363,562	$43,635	$6,488,960	$36,478	(115,184)	$(340,530)	$(950,038)	$(27,296)	$5,251,247

See accompanying notes to consolidated financial statements.

UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years ended December 31, 2006 and 2005

	2006	2005
Operating activities:
Net income (loss)	$(401,698)	$1,989,169
Adjustments to reconcile net income(loss) to net cash provided by operating activities:
Depreciation	382,219	337,592
Amortization	239,075	137,736
Provision for loan loss	153,297	17,209
Net gain on sale of mortgages	(100,450)	(308,648)
Gain on the sale and leaseback of premises	-	(210,315)
Net gain on other real estate owned	(105,414)	(9,294)
Net accretion on securities	(315)	(1,143)
Originations of mortgage loans	(44,313,744)	(55,785,241)
Proceeds from mortgage loan sales	43,909,140	55,493,714
Stock awards	5,479	-
Non-employee stock awards	272,199	-
Net change in:
Other assets	2,071,189	(2,992,916)
Other liabilities	(79,974)	2,482,328
Net cash provided by operating activities	2,031,003	1,150,191

Investing activities:
Proceeds from maturities of investment securities	168,914	290,624
Proceeds from sale of other real estate owned	472,997	713,611
Loans granted, net of repayments	(5,691,400)	(3,132,020)
Premises and equipment expenditures	(275,465)	(2,283,704)
Net cash used in investing activities	(5,324,954)	(4,411,489)

UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the years ended December 30, 2006 and 2005

2006	2005

Financing activities:
Net increase in deposits	22,861,137	11,433,246
Net decrease in short term borrowings	-	(2,416,000)
Principal payments on long term borrowings	-	(34,000)
Dividends on preferred stock	(4,739)	(12,361)
Issuance of preferred stock	72,000	264,510
Issuance of common stock	-	41,000
Net cash provided by financing activities	22,928,398	9,276,395

Net change in cash and cash equivalents	19,634,447	6,015,097
Cash and cash equivalents:
Beginning of year	7,746,666	1,731,569
End of year	$27,381,113	$7,746,666

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,331,133	$892,813
Cash paid for federal income taxes	$41,253	$-
Supplemental disclosure of non-cash transactions:
Decrease in unrealized loss on securities available for sale, net of deferred taxes of $0 and $0, respectively	$7,425	$16,636
Mortgage loans converted to other real estate owned	$379,808	$458,577
Fixed assets converted to basis in partnership	$-	$90,000
Dividends on preferred stock converted to additional shares of preferred stock	$26,785	$3,400

See notes to consolidated financial statements.

University Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the years ended December 31, 2006 and 2005

1.	Summary of significant accounting policies

Principles of Consolidation and Nature of Operations

The consolidated financial statements of University Bancorp, Inc. (the Company) include the operations of its wholly owned subsidiary, University Bank (the Bank), the Bank’s wholly owned subsidiary, University Insurance & Investment Services, Inc. (“Agency”) and Hoover, LLC. (“Hoover”) and two 80% owned subsidiaries, Midwest Loan Services, Inc. (“Midwest”) and University Islamic Financial Corporation (“UIFC”). The accounts are maintained on an accrual basis in accordance with generally accepted accounting principles and predominant practices within the banking and mortgage banking industries. All significant intercompany balances and transactions have been eliminated in preparing the consolidated financial statements.

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

The redeemable lease arrangement is treated as financing rather than leasing under Generally Accepted Accounting Principles. A lease that transfers substantially all of the benefits and risks incident to the ownership of property should be accounted for as the acquisition of an asset by the lessee and as a financing by the lessor. Under Financial Accounting Standards No 13, a lease would generally be accounted for as a financing if:

1.	The underlying property is transferred to the lessee at the end of the lease, or
2.	The lease contains a bargain purchase that is reasonably assured of being exercised, and
3.	It is reasonably certain that the lease payments will be collected and
4.	No uncertainties surround the amount of un-reimburseable costs yet to be incurred by the lessor under the lease.

Accordingly, the Company’s consolidated accounting for this product is essentially the same as a conventional mortgage product. To reflect the legal substance of the Ijara transactions the Company’s uses the balance sheet account title Loans and financings, instead of a typical title of Loans. In the statement of operations, interest and fees on loans is modified to state interest and fees on loans and financing income.

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

Loan impairment is reported when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, and credit card loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Loans are evaluated for impairment when payments are delayed, typically 90 days or more, or when it is probable that all principal and interest amounts will not be collected according to the original terms of the loan.

Premises and equipment

Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed primarily on the straight-line method for bank premises and the accelerated method for equipment and land improvements over their estimated useful lives. The Company uses the following useful lives as of December 31, 2006:

Buildings and building improvements	39 years
Land and leasehold improvements	.15 years or term of lease
Furniture, fixtures, and equipment	3-7 years
Software	2-5 years

Other real estate owned

Real estate properties acquired in collection of a loan are recorded at fair value upon foreclosure. Any reduction to fair value from the carrying value of the related loan is accounted for as a loan loss.

1.	Summary of significant accounting policies (continued)

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

Goodwill

The Company evaluates the carrying value of goodwill during each quarter of each year and between quarterly evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned, to the reporting unit’s carrying amount, including goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its fair value. The Company’s evaluation of goodwill completed during the 2006 and 2005 resulted in no impairment losses.

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

1.	Summary of significant accounting policies (continued)

recorded at the shares’ fair value. The Company made no contribution in 2006 and 2005.

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

Prior to the 2006 year, the Company adopted the disclosure-only provisions of FASB No. 123. Accordingly, if the Company had elected to recognize compensation cost based on the fair value of the options at grant date, the Company’s earnings and earnings per share from continuing operations, assuming dilution, for the year period ended December 31, 2005 would have been the pro forma amounts indicated below:

Net income as reported	$1,989,169
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards net of tax	6,000
Pro Forma net inccom	$1,983,169

Earnings per share	Basic	Diluted
As reported	$0.48	$0.47
Pro forma	$0.48	$0.47

Dividend restriction

Banking regulations require the maintenance of certain capital levels and may limit the amount of dividends that may be paid by a bank to a holding company or by a holding company to shareholders. In addition, a bank cannot pay a dividend until it has net retained earnings equal to 20% of capital and surplus. The Bank’s capital and surplus was $5,280,767 at both December 31, 2006 and 2005, and retained earnings of the Bank were $14,186 and $65,170 at December 31, 2006 and 2005, respectively.

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

	2006	2005
Net income (loss)	$(401,698)	$1,989,169
Less: Preferred dividends	31,524	15,761
Net income(loss) available to common shareholders	$(433,222)	$1,973,408

	2006	2005
Weighted average shares outstanding	4,222,771	4,146,504
Net dilutive effect of stock options		37,926
Diluted average shares outstanding	4,222,771	4,184,430

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

Midwest provides servicing and sub-servicing of real estate mortgage loans for University Bank and several other financial institutions. The unpaid principal balance of these loans was approximately $4.0 billion and $3.2 billion as of December 31, 2006 and 2005, respectively. Custodial escrow balances maintained in connection with these respective loans were $57.1 million and 40.7 million, at December 31, 2006 and 2005 respectively. Most of these funds are off balance sheet and maintained at University Bank. The following summarizes the operations of Midwest for the years ended December 31:

	2006	2005
Loan servicing and sub-servicing fees	$ 2,396,603	$ 1,747,113
Loan set-up and other fees	1,915,867	1,416,870
Interest income	65,764	42,393
Gain on sale of loans	100,450	314,820
Total income	4,478,684	3,521,196

Salaries and benefits	1,812,724	1,560,356
Amortization of servicing rights	254,047	135,155
Interest expense	114,377	35,429
Other operating expenses	1,281,659	1,144,412
Total expenses	3,462,807	2,875,352
Pre-tax Income of Midwest Before Minority Interest	$ 1,015,877	$ 645,844

University Bank and Midwest sell conforming residential mortgage loans to the secondary market. These loans are owned by other institutions and are not included in the Company’s consolidated balance sheets. Such mortgage loans have been sold predominately without recourse or with limited recourse. The unpaid principal balance of these loans was $152.7 million and $143.4 million at December 31, 2006 and 2005 respectively.

The following summarizes the activity pertaining to mortgage servicing rights, along with the aggregate activity in related valuation allowances. Table A is calculated net of the valuation allowance described in Table B.

2.	Secondary Market Operations (continued)

Table A	2006	2005
Mortgage servicing rights:
Balance, January 1	$ 1,471,808	$ 1,097,786
Additions - originated	283,367	462,283
Amortization expense	(203,075)	(215,261)
Adjustment for asset impairment change	(36,000)	127,000
Balance, December 31	$ 1,516,100	$ 1,471,808
Table B
Valuation allowances:
Balance, January 1	$ 389,000	$ 516,000
Additions	36,000	(127,000)
Balance, December 31	$ 425,000	$ 389,000

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

The following is a summary of the amortized cost, gross unrealized gains, gross unrealized losses and fair value of securities available for sale at December 31, 2006 and 2005:

December 31, 2006

	Amortized	Unrealized		Fair
	Cost	Gain	Losses	Value
U.S. agency mortgage-backed securities	$699,884	$ -	$(27,296)	$672,588

December 31, 2005

	Amortized	Unrealized		Fair
	Cost	Gain	Losses	Value
U.S. agency mortgage-backed securities	$868,483	$ -	$(34,721)	$833,762

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

3.	Securities available for sale(continued)

Sales of available for sale securities:	2006	2005
Proceeds	$0	$0
Realized gains	0	0
Realized losses	0	0

The scheduled maturity date of the securities available for sale at December 31, 2006 is:

	Amortized Cost	Fair Value
2007-2011	$ -	$ -
2012-2016	32,108	31,325
After 2016	667,776	641,263
	$699,884	$ 672,588

4. Accounts Receivable

Accounts receivable were $253,866 and $2,585,524 at December 31, 2006 and 2005, respectively. These balances included the following:

	2006	2005
Stock subscription receivable from sale of stock in University Islamic Financial Corporation	$-	$1,500,000
Lease termination receivable	-	800,000
Receivable from the sale of asset	-	200,000
Other	253,866	85,524
Total	$253,866	$2,585,524

5.	Loans

Major classifications of loans are as follows as of December 31:

	2006	2005
Commercial	$ 15,705,255	$ 12,547,975
Real estate – mortgage	32,126,182	29,126,299
Real estate –construction	1,031,027	1,958,485
Installment	1,795,875	1,707,461
Credit cards	268,858	312,106
Gross Loans	50,927,197	45,652,326
Allowance for loan losses	(465,992)	(349,416)
Net Loans	$ 50,461,205	$ 45,302,910

Changes in the allowance for loan losses were as follows:

	2006	2005
Balance, beginning of year	$ 349,416	$ 353,124
Provision charged to operations	153,297	17,209
Recoveries	7,139	12,701
Charge-offs	(43,860)	(33,618)
Balance, end of year	$ 465,992	$ 349,416

At December 31, 2005, there are loans totaling $10,172 that were past due over 90 days but still accruing interest. These loans were brought current shortly after December 31, 2005. There are no past due loans over 90 days and still accruing interest at December 31, 2006. Non-accrual loans at December 31 are summarized as follows:

	2006	2005
Non accrual loans:
Real estate – mortgage and construction loans	$ 59,605	$ 317,013
Commercial loans (non real estate)	-	32,668
	$ 59,605	$ 349,681

Information regarding impaired loans for the years ended December 31, is as follows:

5. Loans (continued)

Impaired loans:	2006	2005
Loans with no allowance allocated	$ -	$ -
Loans with allowance allocated	$ 1,240,055	$ 263,344
Amount of allowance for loan losses allocated	$ 243,507	$ 30,871

Impaired loans:
Average balance during the year $ 92,687 $227,345	$ 917,591	$ 555,715
Interest income recognized thereon	$ 123,786	$ -
Cash-basis interest income recognized	$ 110,145	$ -

6.	Premises and equipment, net:

Classifications at December 31, are summarized as follows:

	2006	2005
Land	$ 365,000	$ 397,811
Buildings and improvements	1,725,099	1,761,717
Furniture, fixtures, equipment and software	3,252,640	3,023,891
	5,342,739	5,183,419
Less: accumulated depreciation	(2,646,677)	(2,380,603)
Net premises and equipment	$ 2,696,062	$ 2,802,816

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

Payments Due By Period

		Less than			More than
	Total	Year	2008-2009	2010-2011	5 years
Operating leases	$ 91,730	$ 61,140	$ 23,390	$ 7,200	$.......-

7. Time deposits

Time deposit liabilities issued in denominations of $100,000 or more were $8,126,622 and $11,454,283 at December 31, 2006 and 2005 respectively.

7.	Time deposits (continued)

At December 31, 2006, stated maturities of time deposits were:

2007	9,609,103
2008	1,938,677
2009	347,895
2010	2,574,606
2011	721,518
Thereafter	409,522
$15,601,321

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

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2005	196,000	$1.69
Granted – 2005	118,463	3.00
Exercised – 2005	(4,000)	1.50
Forfeited – 2005	(3,500)	2.47
Outstanding at December 31, 2005	306,963	2.20
Granted – 2006	48,563	3.00
Exercised – 2006	-0-	.00
Forfeited – 2006	(7,500)	2.47

Outstanding at December 31, 2006	348,026	2.23

8.	Stock options (continued)

At December 31, 2006:

Number of options immediately exercisable	312,926

Weighted average exercise price of immediately

exercisable options	$2.24
Range of exercise price of options outstanding	$1.00 - $3.00
Weighted-average remaining life of options outstanding	4.56 years

The following summarizes assumptions used to value stock options.

	2006	2005
Risk-free interest rate	7.25%	7.25%
Expected option life	5.0 years	5.0 years
Expected stock price volatility	22.0%	22.0%
Expected dividends	$0	$0

9.	Employee stock ownership plan (ESOP)

The employees’ allocation of ESOP assets is based on their current compensation, after 1 year of service and upon reaching the age of 21. The annual contribution to the ESOP is at the discretion of the Board of Directors. Assets of the plan are comprised entirely of 77,018 shares of the Company’s stock at December 31, 2006 and 2005, all of which were fully allocated at December 31, 2006. Upon retirement from the plan, participants can receive distributions of their allocated shares of the Company’s stock. The assets of the ESOP are held in trust and were valued at approximately $160,000, and $139,000 at December 31, 2006 and 2005, respectively.

10.	Minority Interest

The Bank owns an 80% interest in the common stock of Midwest, with the remaining 20% owned by the President of Midwest. At December 31, 2006 and 2005, total stockholders’ equity of Midwest was $3,293,328 and $2,626,146 resulting in a $657,946 and $524,265 minority interest reflected on the Company’s consolidated balance sheets, respectively. The results of Midwest’s operations for 2006 and 2005 are included in the Company’s consolidated statements of operations.

Also, included in the consolidated financial statements are the results for University Islamic Financial Corporation (UIFC). The Bank also owns 80% of UIFC. This corporation was formed on December 30, 2005. An outside investor owns the remaining 20% of the corporation. At December 31, 2006, total stockholders’ equity of UIFC was $22,267,069, which includes $10,000,000 in common stock and $12,374,000 of preferred stock. The minority interest at December 31, 2006 and 2005 was $1,978,613 and $1,977,608, respectively.

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

	2006	2005
Unused lines of credit	$ 4,295,000	$ 4,514,000
Commitments to fund loans	5,704,000	2,019,000
Total	$ 9,999,000	$ 6,533,000

12.	Related party transactions

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

	2006	2005
Allowance for loan losses	$ 158,437	$ 129,584
Net operating loss carry-forward	283,533	227,135
Tax credit carry-forward	1,357,065	1,234,497
Deferred gain on sale leaseback	-	207
Donation carry-forward	6,604	10,646
Depreciation	5,111
Other	52,185	135,083
Deferred tax assets	1,862,935	1,737,152

Servicing rights	(515,474)	(500,415)
Depreciation	-	(22,438)
Other	(48,843)
Deferred tax liabilities	(564,317)	(522,853)

Net deferred tax asset	1,298,618	1,214,299
Valuation allowance	(1,158,618)	(1,114,299)
Net deferred tax asset	$ 140,000	$ 100,000

13. Income taxes (continued)

The components of income tax expense (benefit) for each year ended December 31 are as follows:

	2006	2005
Current expense	$ 20,000	$ -
Deferred expense (benefit)	(84,319)	541,488
Change in valuation allowance	44,319	(641,488)
Income tax benefit	$ (20,000)	$ (100,000)

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

The Bank had a line of credit available from the Federal Home Loan Bank (the FHLB) in the amount of $3.2 million and $3.7 million at December 31, 2006 and 2005, respectively. At December 31, 2006, borrowings were secured by the pledge of specific mortgage loans held for investment with unpaid principal balances of $3.9 million and available-for-sale securities with a balance of $672,588.

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

2006	2005
Amount outstanding at the end of
the year and interest rate	$-	$-

Maximum amount of borrowing outstanding
at any month end during the year	$-	$3,800,000

Average amount outstanding during the
year and weighted average rate	$81,000 3.21%	$1,225,000 3.69%

15.	Regulatory matters

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

Actual		To Be Adequately Capitalized Under Prompt Corrective Action Provisions		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2005:
Total capital (to risk weighted assets)	$8,142,000	16.7%	$3,911,000	8.0%	$4,889,000	10.0%
Tier I capital (to risk weighted assets)	7,676,000	15.7%	1,955,000	4.0%	2,933,000	6.0%
Tier I capital (to average assets)	7,676,000	9.8%	3,122,000	4.0%	3,903,000	5.0%
As of December 31, 2004:
Total capital (to risk weighted assets)	$7,947,000	18.4%	$3,448,000	8.0%	$4,310,000	10.0%
Tier I capital (to risk weighted assets)	7,598,000	17.6%	1,724,000	4.0%	2,586,000	6.0%
Tier I capital (to average assets)	7,598,000	14.0%	2,171000	4.0%	2,714,000	5.0%

As of December 31, 2006 and 2005, the most recent guidelines from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the above table.

16.	Management’s Plan Regarding Continuing Operations

At December 31, 2006, the Company had an accumulated deficit of $950,038. University Bancorp’s operations are intended to continue in the future. Management has reviewed operating results, prepared projections of possible future results, performed other analyses of its operations to reduce operating costs and entered new product lines of business.

Management of the Company has implemented a plan to improve core earnings by moving to University Bank additional low-cost mortgage escrow deposits held by Midwest, growing the loan portfolio of the Bank, liquidating other real estate owned and improving the synergy between its subsidiary operations. Both the Bank and Midwest are projected to have net income in 2007, however, the Company’s continued operation is dependent upon its ability to maintain profitable operations and retain adequate capital levels.

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

The carrying amounts and fair values of the Company’s financial instruments were as follows:

17.	Fair Value of Financial Instruments (continued)

December 31, 2006
	Fair	Carrying
Financial Assets	Amount	Value
Cash and due from banks	27,381,000	27,381,000
Securities available for sale	673,000	673,000
Federal Home Loan Bank stock	715,000	715,000
Loans and financings held for sale	1,952,000	1,952,000
Loans and financings, net	50,461,000	50,461,000
Mortgage servicing rights	1,516,000	1,516,000
Accrued interest and profit receivable	305,000	305,000
Financial Liabilities
Deposits	78,882,000	78,882,000
Accrued interest and profit payable	73,000	73,000

December 31, 2005
Carrying Fair
Financial Assets Amount Value
Cash and due from banks	7,747,000	7,747,000
Securities available for sale	834,000	834,000
Federal Home Loan Bank stock	941,000	941,000
Loans and financings held for sale	1,447,000	1,447,000
Loans and financings, net	45,303,000	44,948,000
Mortgage servicing rights	1,472,000	1,472,000
Accrued interest and profit receivable	205,000	205,000
Financial Liabilities
Deposits	56,021,000	56,136,000
Accrued interest and profit payable	111,000	111,000

18.	Segment Reporting

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

18	Segment Reporting(continued)

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

(in thousands)

	Retail Banking	Mortgage Banking	Holding Company		Totals
Interest and financing income	$4,010	$65	-	($22)	$4,053
Net gain on the sale of mortgage loans	-	100	-	-	100
Other non-interest income	774	4,313	24	(743)	4,368
Interest and profit sharing expense	1,896	115	-	(717)	1,294
Provision for loan losses	153	-	-	-	153
Salaries and benefits	1,630	1,813	-	-	3,443
Occupancy, net	381	144	-	-	525
Other operating expense	1,675	1,391	375	87	3,528
Income (loss) before tax expense	(951)	1,015	(351)	(135)	(422)
Income tax (benefit) expense	(17)	349	-	(352)	(20)
Segment profit (loss)	(934)	666	(351)	217	(402)
Segment assets	87,011	3,905	5,228	(8,872)	87,272
Capital expenditures	173	102	-	-	275
Depreciation	243	139	-	-	382
Amortization	(15)	254	-	-	239
2005	Retail	Mortgage	Holding	Eliminations
	Banking	Banking	Company		Totals
Interest income	$3,266	$42	-	(35)	$3,273
Net gain on the sale of mortgage loans	(6)	315		-
Other non-interest income	2,606	3,164	42	(229)	5,583
Interest expense	1,134	35	-	(216)	953
Provision for loan losses	17	-	-	-	17
Salaries and benefits	1,441	1,560	-	-	3,001
Occupancy, net	363	154	-	-	517

Other operating expense	1,551	1,126	96	15	2,788
Income before tax expense	1,360	646	(54)	(63)	1,889
Income tax (benefit) expense	(100)	220	-	(220)	(100)
Segment profit	1,460	426	(54)	157	1,989
Segment assets	62,877	4,283	5,317	(7,937)	64,540
Capital expenditures	2,177	107	-	-	2,284
Depreciation	172	166	-	-	338
Amortization	3	135	-	-	138

19. Quarterly Financial Data - Unaudited

The following tables represent summarized data for each of the quarters in 2006 and 2005 (in thousands, except income (loss) per share data).

2006	Quarter Ended March 31	Quarter Ended June 30	Quarter Ended September 30	Quarter Ended December 31
Interest income	$913	$998	$922	$1,220
Interest expense	275	328	313	378
Net interest income	638	670	609	842
Provision for losses	20	29	57	47
Net interest income after
Provision for losses	618	641	552	795
Loan set-up and other fees	310	324	423	247
Loan servicing and sub-servicing fees	529	608	619	635
Gain on sale of loans	39	-	(1)	62
Other non-interest income	171	104	157	242
Non-interest expense	1,654	1,906	1,883	2,053
Income tax expense (benefit)	-	-	-	(20)
Net income(loss) available to common shareholders	$13	($229)	($133)	($52)
Basic and diluted loss per share	$0.00	($0.06)	($0.03)	($0.01)
Weighted average shares outstanding	4,147,878	4,245,065	4,248,378	4,248,378

Significant 4th quarter event. During the fourth quarter of 2006, net interest income increased significantly. In mid-December 2006, Midwest Loan Services transferred the remainder of the approximately $30 million in custodian funds under its control of its servicing and

19. Quarterly Financial Data - Unaudited (continued)

subservicing customers to University Bank from another bank. These deposits were invested in interest bearing assets, particularly Federal Funds and Bank Deposits. The average balance for this asset category increased substantially during the fourth quarter resulting in an increase in net interest income.

2005	Quarter Ended March 31	Quarter Ended June 30	Quarter Ended September 30	Quarter Ended December 31
Interest income	$802	$813	$830	$828
Interest expense	220	239	278	216
Net interest income	582	574	552	612
Provision for losses	15	2	-	-
Net interest income after
Provision for losses	567	572	552	612
Loan set-up and other fees	398	346	391	262
Loan servicing and sub-servicing fees	369	445	441	481
Gain on sale of loans	104	93	93	19
Other non-interest income	152	138	129	2,031
Non-interest expense	1,426	1,654	1,598	1,627
Income tax expense	-	-	-	(100)
Net (loss) available to common shareholders	$164	($60)	$8	$1,878
Basic and diluted loss per share	$0.04	($0.02)	$0.00	$0.46
Weighted average shares outstanding	4,138,849	4,143,878	4,143,878	4,144,269

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

20.	Parent Company Only Condensed Financial Information
Condensed Balance Sheet
	December 31,	December 31,
	2006	2005
ASSETS
Cash and cash equivalents	$ 2,066	$ 3,747
Investment in University Bank	5,267,331	5,310,893
Other assets	8,941	2,791
Total Assets	$ 5,278,338	$ 5,317,431
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$ 27,091	$ 16,850
Total Liabilities	27,091	16,850
Stockholders’ Equity	5,251,247	5,300,581
Total Liabilities and Stockholders’ Equity	$ 5,278,338	$ 5,317,431

20.	Parent Company Only Condensed Financial Information (continued)
Condensed Statements of Income

	2006	2005
INCOME:
Interest and dividends on investments	$222	$48
Other	24,000	41,975
Total income	24,222	42,023

EXPENSES:
Stock compensation	277,681	-
Interest	75	332
Public listing	44,787	41,288
Professional fees	45,313	53,139
Other miscellaneous	7,077	1,953
Total Expense	374,933	96,712
Loss before federal income taxes
and equity in undistributed
net income(loss) of subsidiaries	(350,711)	(54,689)
Federal income taxes	-	-
Loss before equity in undistributed
net income(loss) of subsidiaries	(350,711)	(54,689)
Equity in undistributed net income(loss)
of subsidiaries	(50,987)	2,043,858
Net income (loss)	$(401,698)	$1,989,169

20.	Parent Company Only Condensed Financial Information (continued)

	Condensed Statements of Cash Flows

		2006	2005
	Operating activities:
	Net income(loss)	$(401,698)	$1,989,169
	Adjustments to reconcile net income(loss) to net cash used in operating activities:
	Stock awards	5,479	-
	Non-employee stock awards	272,199	-
	Net change in:
	Other assets	(6,150)	346
	Other liabilities	10,241	(7,008)
	Investment in subsidiaries	50,987	(2,043,858)
	Net cash used in operating activities	(68,942)	(61,351)
	Investing activities:
	Additional investment in subsidiary	-	(199,677)
	Net cash used in investing activities	-	(199,677)
	Financing activities:
	Principal payment on notes payable	-	(34,000)
	Dividends on preferred stock	(4,739)	(12,361)
	Issuance of preferred stock	72,000	264,510
	Issuance of common stock	-	41,000
	Net cash provided by financing activities	67,261	259,149
	Net change in cash and cash equivalents	(1,681)	(1,879)
	Cash and cash equivalents:
	Beginning of year	3,747	5,626
	End of year	$2,066	$3,747
	Supplemental disclosure of cash flow information:
	Cash paid during the year for:
	Interest	$75	$589
	Dividends on preferred stock converted to additional shares of preferred stock	$26,785	$3,400

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None

ITEM 8A.	Controls and Procedures.

a)	Evaluation of Disclosure Controls and Procedures.

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

1.

Material post closing audit adjustments. After the first draft of the Form 10-KSB, management and the auditors discovered adjustments to the financial statements. The adjustments were discovered in the audit and review of the financial statements of the various subsidiaries of the company. The financial statements could be misleading to a reader if the adjustments were not made.

2.	Non-timely filing of certain SEC reports including Form 10-KSB for 2006.
3.	Amendment to Form 10-KSB for 2006 due to edgarization errors.

b)	Changes in Internal Controls.

There were no significant changes in the Company’s internal controls over financial reporting during the fourth quarter of the fiscal year ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, management intends to implement the changes described below. The Company has recorded material post closing audit adjustments to the consolidated financial statements. In addition, the Company has not timely filed certain SEC reports, including the Form 10-KSB for 2006 with the Securities Exchange Commission (SEC) within the required due dates. The above items, under Section 404 of the Sarbanes Oxley Act of 2002, constitute significant deficiencies and collectively material weaknesses in internal controls over financial reporting. The Company seeks to implement a short and long-term correction of these internal control deficiencies and believes it can make progress toward correction of these matters. Corrections include better coordination with accounting staff preparing records for subsidiaries, and a more thorough review of the financial statements of subsidiaries. The Bank cashier and Chief executive officer will ensure that the corrections are made on a timely basis.

Item 8B. – Other Information

None

PART III.

Item 9. - Directors, Executive Officers, Promoters, Control Persons, Compliance with Section 16(a) of the Exchange Act

The information required by this item is incorporated by reference herein from the portions of the Company’s Proxy Statement for its 2006 Annual Meeting (the “Proxy Statement”) to be under the captions:

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

The following statements are filed as part of this Report:

Audited consolidated balance sheets as of December 31, 2006 and December 31, 2005, and consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for the two year period ended December 31, 2006 and 2005 of the Company.

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

UNIVERSITY BANCORP, INC.

By:	/s/Stephen Lange Ranzini

-----------------------------------------

Stephen Lange Ranzini,
President and Chief Executive Officer

Date:	May 12, 2008

By:	/s/Dennis Agresta
-----------------------------------
Dennis Agresta
Principal Accounting Officer

Date:	May 12, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
---------	-----	----

/s/Stephen Lange Ranzini

-------------------------	Director, President	May 12, 2008

Stephen Lange Ranzini

/s/ Charles McDowell	Director, Chairman	May 12, 2008

---------------------------

Charles McDowell

/s/ Gary Baker	Director	May 12, 2008

------------------------

Gary Baker

/s/ Michael Talley	Director	May 12, 2008

---------------------------

Michael Talley

/s/Dr. Joseph Lange Ranzini	Director	May 12, 2008

------------------------------

Dr. Joseph Lange Ranzini

/s/Paul Lange Ranzini	Director	May 12, 2008

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

Hoover, LLC, a Michigan limited Liability Corporation (100% owned by Bank)

University Islamic Financial Corporation, a Michigan Corporation (80% owned by Bank)

EXHIBIT 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUTING FIRM

We have issued our report dated April 9, 2007, except for additional disclosures in notes 1, 4 and 18, as to which the date is May 12, 2008, accompanying the consolidated financial statements included in the annual report of University Bancorp, Inc. on Form 10-KSB for the years ended December 31, 2006 and 2005. We hereby consent to the incorporation by reference of said report in the Registration Statement of University Bancorp, Inc. on Form S-8 (File No. 333-109930) effective October 23, 2003.

/S/ UHY LLP

Southfield, Michigan

May 12, 2008

Exhibit 31.1

FORM 10-KSB 302 CERTIFICATION

I

I, Stephen L. Ranzini, certify that:

1.	I have reviewed this annual report on Form 10-KSB/A of University Bancorp, Inc;
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

Date: May 12, 2008

/s/Stephen L. Ranzini

Stephen L. Ranzini

Chief Financial Officer

Exhibit 31.2

FORM 10-KSB 302 CERTIFICATION

I, Dennis Agresta, certify that:

1.	I have reviewed this annual report on Form 10-KSB/A of University Bancorp, Inc;
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

Date: May 12, 2008

/s/Dennis Agresta

Dennis Agresta

Principal Accounting Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of University Bancorp, Inc. (the “Registrant”) on Form 10-KSB/A for the period ended December 31, 2006 as filed with the Securities and Exchange Commission, hereof (the “Report”), the undersigned officer certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

University Bancorp, Inc

Date: May 12, 2008	By: /s/ Stephen Lange Ranzini Stephen Lange Ranzini President and Chief Executive Officer

Exhibit 32.2

CERTIFICATIONPURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of University Bancorp, Inc. (the “Registrant”) on Form 10-KSB/A for the period ended December 31, 2006 as filed with the Securities and Exchange Commission on, hereof (the “Report”), the undersigned officer certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

University Bancorp, Inc

Date: May 12, 2008	By: /s/Dennis Agresta Dennis Agresta Principal Accounting Officer