Form 10-Q
period 2008-03-31
UNIVERSITY BANCORP INC /DE/
filed 2008-05-15
CIK 811211

United States

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

OR

oTransition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of April 30, 2008 there were 4,255,878 shares of Common Stock outstanding

FORM 10-Q

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

Part I. - Financial Information

Item 1. - Consolidated Financial Statements

UNIVERSITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

March 31, 2008 and December 31, 2007

	(Unaudited)
	March 31,	December 31,
ASSETS	2008	2007
Cash and due from banks	19,739,668	13,772,253
Trading securities	6,096,718	6,545,476
Investment securities available for sale, at fair value	1,441,898	1,454,627
Securities held to maturity	7,516,952	-
Federal Home Loan Bank Stock	750,000	714,600
Loans and financings held for sale, at the lower of cost or market	2,351,411	1,308,583
Loans and financings	56,768,458	58,754,480
Allowance for loan losses	(447,211)	(686,324)
Loans and financings, net	56,321,247	58,068,156

Premises and equipment, net	2,700,974	2,574,948
Mortgage servicing rights, at fair value	1,526,738	1,402,444
Real estate owned, net	1,547,593	674,585
Accounts receivable	372,577	211,595
Accrued interest and profit receivable	356,917	353,360
Prepaid expenses	447,076	332,333
Goodwill	103,914	103,914
Other assets	718,612	721,402
TOTAL ASSETS	$101,992,295	$88,238,276

UNIVERSITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (continued)

March 31, 2008 and December 31, 2007

	(Unaudited)
	March 31,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2008	2007
Liabilities:
Deposits:
Demand - non interest bearing	$41,798,565	$35,295,672
Demand – interest bearing and profit sharing	33,992,056	28,439,060
Savings	271,760	231,249
Time	15,754,715	14,691,001
Total Deposits	91,817,096	78,656,982
Accounts payable	476,404	324,663
Accrued interest and profit sharing payable	89,882	96,126
Other liabilities	263,291	269,118
Total Liabilities	92,646,673	79,346,889
Commitments and contingencies
Minority interest	3,078,841	2,907,083
Stockholders’ equity:
Preferred stock, $0.001 par value; $1,000 liquidation value;	52	49
Authorized - 500,000 shares; Issued – 51,457, shares in 2008 and 49,224 in 2007
Common stock, $0.01 par value;
Authorized - 5,000,000 shares;
Issued - 4,363,562 shares in 2008 and 2007	43,635	43,635
Additional paid-in-capital	6,626,771	6,604,440
Additional paid-in-capital - stock options	44,889	41,708
Treasury stock - 115,184 shares in 2008
and 2007	(340,530)	(340,530)
Accumulated deficit	(100,925)	(346,215)
Accumulated other comprehensive loss,
unrealized losses on securities available for sale, net	(7,111)	(18,783)
Total Stockholders’ Equity	6,266,781	5,984,304
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$101,992,295	$88,238,276

See notes to consolidated financial statements.

UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the Periods Ended March 31, 2008 and 2007
(Unaudited)
	For the Three-Month
	Period Ended March 31,
	2008	2007
Interest and financing income:
Interest and fees on loans and financing income	$1,061,502	$1,065,773
Interest on securities:
Mortgage backed securities	120,960	11,360
Other securities	9,094	9,008
Interest on federal funds and other	88,382	172,757
Total interest and financing income	1,279,938	1,258,898
Interest and profit sharing expense:
Interest and profit sharing on deposits:
Demand deposits	237,725	205,932
Savings deposits	744	718
Time deposits	171,022	178,355
Short-term borrowings	-	-
Total interest and profit sharing expense	409,491	385,005
Net interest and financing income	870,447	873,893
Provision for loan losses	(16,375)	22,263
Net interest and financing income after
provision for loan losses	886,822	851,630
Other income:
Loan servicing and sub-servicing fees	686,093	667,171
Initial loan set up and other fees	580,028	455,800
Net gain on sale of mortgage loans	14,109	26,298
Insurance and investment fee income	42,564	42,857
Deposit service charges and fees	25,522	73,103
Unrealized gain on trading securities	9,723	-
Other	76,960	32,021
Total other income	1,434,999	1,297,250
-Continued-

UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (continued)
For the Periods Ended March 31, 2008 and 2007
(Unaudited)

	For the Three-Month
	Period Ended March 31,
	2008	2007
Other expenses:
Salaries and benefits	$1,150,062	$970,205
Occupancy, net	137,927	141,188
Data processing and equipment expense	147,827	147,667
Change in fair value of mortgage servicing rights	25,229	34,775
Legal and audit	116,681	123,513
Consulting fees	57,324	26,932
Mortgage banking	72,571	76,784
Advertising	41,794	31,574
Memberships and training	19,046	29,094
Travel and entertainment	30,162	29,235
Supplies and postage	68,710	79,801
Insurance	49,632	47,921
Other operating expenses	148,0973	176,749
Total other expenses	2,065,062	1,915,438
Income before income taxes and minority interest	256,759	233,442
Income tax expense (benefit)	(20,000)	-
Income before minority interest	276,759	233,442
Minority interest in consolidated subsidiaries’ earnings	19,923	72,961
Net income	256,836	160,481
Preferred stock dividends	11,546	8,360
Net income available to common shareholders	$245,290	$152,121
Basic earnings per common share	$0.06	$0.04
Diluted earnings per common share	$0.06	$0.04
Weighted average shares outstanding – Basic	4,248,378	4,248,378
Weighted average shares outstanding – Diluted	4,287,753	4,286,629

See notes to consolidated financial statements.

UNIVERSITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

For the Periods Ended March 30, 2008 and 2007

(Unaudited)

	For the Three-Month
	Period Ended March 31,
	2008	2007
Net income	$ 256,836	$ 160,481
Other comprehensive income:
Net unrealized gain on securities
available for sale – net of deferred
taxes	11,672	2,659
Comprehensive income	$ 268,508	$ 163,140

See notes to consolidated financial statements.

UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Three-month Periods Ended March 31, 2008 and 2007
(Unaudited)
	2008	2007
Operating activities:
Net income	$256,836	$160,481
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	84,936	96,946
Change in fair value of mortgage servicing rights	25,229	34,775
Provision for loan losses	(16,375)	22,263
Net gain on sale of mortgages	(14,109)	(26,298)
Net amortization (accretion) on investment securities	(34,641)	(5,311)
Net (gain) loss on the sale of other real estate owned	12,950	(4,581)
Unrealized gain on trading securities	(9,723)
Minority interest in consolidated subsidiaries’ earnings	19,923	72,961
Originations of mortgage loans and financings	(13,820,384)	(17,894,055)
Proceeds from mortgage loan and financing sales	12,791,665	17,471,880
Stock awards	3,181	1,495
Net change in:
Other assets	(426,015)	197,297
Other liabilities	163,839	292,409
Net cash provided by (used in) operating activities	(962,688)	420,262
Investing activities:
Proceeds from maturities of investment securities	517,523	34,899
Purchase of investment securities	(7,516,952)	-
Purchase of FHLB stock	(35,400)	-
Proceeds from sale of other real estate owned	114,352	78,243
Loans granted, net of repayments	762,974	(3,248,152)
Premises and equipment expenditures	(210,962)	(59,260)
Net cash used in investing activities	(6,368,465)	(3,194,270)

-Continued-

UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
For the Three-month Periods Ended March 31, 2008 and 2007
(Unaudited)
	2008	2007
Financing activities:
Net change in deposits	$13,160,114	$1,869,192
Contributed capital by minority interest	150,000	-
Dividends on preferred stock	(11,546)	(8,360)
Net cash provided by financing activities	13,298,568	1,860,832
Net change in cash and cash equivalents	5,967,415	(913,176)
Cash and cash equivalents:
Beginning of period	13,772,253	27,381,113
End of period	$19,739,668	$26,467,937

Supplemental disclosure of cash flow information:
Cash paid for interest	$415,712	$333,257
Supplemental disclosure of non-cash transactions:
Decrease in unrealized loss on securities available for sale and held to maturity, net of deferred taxes	$11,672	$2,659
Net mortgage loans converted to other real estate owned	$1,000,310	$-
Accrued dividends on preferred stock converted to additional shares of preferred stock	$22,334	$-

See notes to consolidated financial statements.

UNIVERSITY BANCORP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) General

The unaudited consolidated financial statements included herein were prepared from the books of the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods. All adjustments made were of a normal recurring nature. These condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Such financial statements generally conform to the presentation reflected in the Company’s 2007 Annual Report on Form 10-KSB. It is suggested that these interim consolidated financial statements be read in conjunction with the Company’s December 31, 2007 annual consolidated financial statements included in Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2008. The current interim periods reported herein are included in the fiscal year subject to independent audit at the end of the year.

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

	For the Three-Month
	Period Ended March 31,
	2008	2007
Net income	$256,836	$160,480
Less: preferred dividends	11,546	8,360
Net income available to common shareholders	$245,290	$152,121

Average number of common shares outstanding	4,248,378	4,248,378
Net dilutive effect of options	39,375	38,251
Diluted average shares outstanding	4,287,753	4,286,629

(2) Investment Securities

The Bank’s available-for-sale securities portfolio at March 31, 2008 had an accumulated net unrealized loss of approximately $7,111 as compared to an accumulated net unrealized loss of approximately $18,783 at December 31, 2007.

Securities available for sale at March 31, 2008 consist of the following:

	Amortized	Unrealized		Fair
	Cost	Gain	Losses	Value
U.S. agency mortgage-backed securities	$1,449,009	$ -	$(7,111)	$1,441,898

Securities available for sale at December 31, 2007 consist of the following:

	Amortized	Unrealized		Fair
	Cost	Gain	Losses	Value
U.S. agency mortgage-backed securities	$1,473,410	$ -	$(18,783)	$1,454,627

Securities held to maturity at March 31, 2008 consist of the following:

	Amortized	Unrealized		Fair
	Cost	Gain	Losses	Value
U.S. agency mortgage-backed securities	$7,516,952	$ -	$ -	$7,516,952

The Bank's had no Securities held to maturity at December 31, 2007.

The Bank’s trading securities portfolio at March 31, 2008 had a net realized gain of approximately $100,029 as compared to a net realized gain of $89,121 December 31, 2007.

Trading securities at March 31, 2008 and December 31, 2007 consist of the following:

	March 31,	December 31,
	2008	2007
U.S. agency mortgage-backed securities	$6,096,718	$6,545,476

(3) Income Taxes

Income tax benefit was $20,000 for the three-months ended March 31, 2008 and $0 for three-months ended March 31 2007. Financial statement tax expense amounts differ from the amounts computed by applying the statutory federal tax rate of 34% to pretax income because of permanent book-tax differences and deferred tax valuation allowances recorded. At March 31, 2008 and December 31, 2007, the Company had a $210,000 deferred tax asset, net of a valuation allowance. This asset represents a loss carry forward that is expected to be realized.

(4) Segment Reporting

The reportable segments are activities that fall under the corporate offices (i.e. holding company), bank operations, and the mortgage servicing operations located at Midwest Loan Services, Inc. Activities included in the banking activity are conventional banking, Islamic banking, and a small insurance agency.

The following table summarizes the pre-tax net income (loss) of each profit center of the Company for the three months ended March 31, 2008 and 2007 (in thousands):

	2008	2007

Community and Islamic Banking	$ (311)	$ (296)
Midwest Loan Services	583	544
Corporate Office	(15)	(15)
Eliminations	(20)	(73)
Total	$ 237	$ 160

The following table summarizes total assets for each reportable segment as of March 31, 2008 (in thousands):

Community and Islamic Banking	$102,664
Midwest Loan Services	7,002
Corporate Office	6,322
Eliminations	(13,846)
Total	$102,142

The following table summarizes total assets for each reportable segment as of December 31, 2007 (in thousands):

Community and Islamic Banking	$89,777
Midwest Loan Services	6,128
Corporate Office	6,071
Eliminations	(13,738)
Total	$88,238

(5) University Lending Group

During the first quarter of 2008, the Bank entered into an agreement to acquire 50.01% of a new corporation called University Lending Group, LLC, ("Lending") which commenced operations. The minority interest is committed to contribute $300,000 to acquire 49.99% of Lending. As of March 31, 2008, the minority interest had only contributed $150,000. The purpose of Lending will be to market, originate, process, close and sell secondary mortgage market loans primarily to HUD, but also to FHLMC and FNMA on a servicing released basis. The operations of this entity are included in the consolidated financial statements. The minority interest is to absorb the first $100,000 of losses. Lending incurred expenses of $44,000 during the quarter ended March 31, 2008, all of which are allocated to the minority interest.

(6) Fair Value Measurements

Effective January 1, 2008, the Corporation adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value,

establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 has been applied prospectively as of the beginning of the period.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices in active markets for identical assets and liabilities

Level 2: Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in active markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Securities

The fair value of the trading securities represents the amount the Company would realize upon sale the mortgage backed securities currently in the portfolio. The company receives current market values from The Federal Home Loan Bank on a monthly basis as part of its collateral positions. The securities are then marked to market based on these values.

Mortgage Servicing Rights

The fair value of the Mortgage Servicing Rights represents the amount the Company would receive upon sale of the Mortgage Serving Rights. The company receives an independent evaluation of the value on a quarterly basis.

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheet measured at fair value on a recurring basis and the level within the SFAS 157 fair value hierarchy in which the fair value measurements fall at March 31, 2008:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities	$15,055,568	$15,055,568	$ -	$ -
Mortgage Servicing Rights	$ 1,526,738	$ -	$ -	$ 1,526,738

(7) Recent Pronouncements

In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities. Therefore, the Company has delayed application of SFAS 157 to its nonfinancial assets and nonfinancial liabilities, which include assets and liabilities acquired in connection with a business combination, goodwill, intangible assets and asset retirement obligations, until January 1, 2009. The Company is currently evaluating the impact of SFAS 157 for nonfinancial assets and liabilities on the Company's financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The company has chosen not to adopt SFAS No. 159.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141(R) or SFAS No. 160.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51 (“SFAS 160”), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 also provides guidance when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact this statement will have on its financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which amends and expands the disclosure requirements of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative instruments. This statement applies to all entities and all derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company has not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 161.

(8) Reclassifications

Certain items in the prior period consolidated financial statements have been reclassified to conform to the March 31, 2008 presentation.

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

SUMMARY

Net income for the Company for the three-month period ended March 31, 2008 was $256,836 as compared to income of $160,481 for the same period in 2007. The Bank’s subsidiary, Midwest Loan Services Inc., reported a pre-tax net income of $583,000 for the first quarter of 2008 as compared to $544,000 for the same period in 2007. Community Banking reported a pre-tax net loss of $311,000 during the current year’s first quarter, compared to a pre-tax net loss of $296,000 for the same period in 2007. Community Banking’s results continue to reflect ongoing investment in the expansion of University Islamic Financial, including legal and personnel costs to expand the product offering into additional states. At the consolidated level, improvements in net interest and financing income driven by increases in loans and financings were offset by the mortgage servicing rights valuation allowance.

At March 31, 2008, Midwest was subservicing 35,906 mortgages, a decrease of 0.3% from 36,012 mortgages subserviced at March 31, 2007 and an increase of 5.8% from 33,937 mortgages subserviced at December 31, 2007.

RESULTS OF OPERATIONS

Net Interest and Financing Income

Net interest and financing income decreased 0.4% to $870,447 for the three-months ended March 31, 2008 from $873,893 for the three-months ended March 31, 2007. Net interest and financing income declined primarily because of a decrease in the net amount of earning assets. The net spread decreased to 3.32% in 2008 from 3.47% in 2007.

Interest and Financing Income

Interest and financing income increased 1.7% to $1,279,938 for the quarter ended March 31, 2008 from $1,258,898 for the quarter ended March 31, 2007. An increase in the average balance of earning assets of $9,936,467 was a major factor in the increase in interest income. The average volume of interest and profit earning assets increased to $81,553,261 in the 2008 period from $71,616,794 in the 2007 period. The overall yield on total interest and profit bearing assets decreased to 6.36% for the first quarter of 2008 as compared to 7.13% for the same period in 2007. The decrease in rates was caused by a decrease in short term interest rates, which caused loans to reset throughout the period ended March 31, 2008.

Interest and Profit Sharing Expense

Interest and profit sharing expense increased 6.4% to $409,491 for the three-months ended March 31, 2008 from $385,005 for the same period in 2007. An increase in the average balance of interest bearing and profit sharing liabilities of $11,924,088 was a major factor in the increase in interest and profit sharing expense. The average volume of interest bearing and profit sharing liabilities increased to $54,613,843 in the 2008 period from $42,689,755 in the 2007 period. The cost of funds decreased to 3.04% for the first quarter of 2008 as compared to 3.66% for the same period in 2007.

As short term interest rates decreased nationally, this caused our deposit rates to reset at lower rates.

MONTHLY AVERAGE BALANCE SHEET AND INTEREST MARGIN ANALYSIS

The following tables summarize monthly average balances, interest and finance revenues from earning assets, expenses of interest bearing and profit sharing liabilities, their associated yield or cost and the net return on earning assets for the three-months ended March 31, 2008 and 2007:

19

	Three-Months Ended				Three-Months Ended
	March 31, 2008				March 31, 2007
	Average	Interest	Average		Average	Interest	Average
	Balance	Inc / Exp	Yield (1)		Balance	Inc / Exp	Yield (1)
Interest and Profit Earning Assets:
Loans:
Commercial Loans	$22,031,155	$452,231	8.32%		$22,048,009	$498,963	9.18%
Real Estate Loans	36,938,628	553,326	6.08%		31,814,627	519,551	6.62%
Installment Loans	2,050,975	55,945	11.06%		2,004,138	47,259	9.56%
Total Loans	61,020,758	1,061,502	7.05%	`	55,866,774	1,065,773	7.74%
Investment Securities	8,768,786	120,960	5.59%		1,378,860	20,368	5.99%
Federal Funds & Bank Deposits	11,763,717	97,476	3.36%		14,371,160	172,757	4.88%
Total Interest and Profit Earning Assets	81,553,261	1,279,938	6.36%		71,616,794	1,258,898	7.13%

Interest Bearing and Profit Sharing Liabilities:
Deposit Accounts:
Demand	8,000,327	32,515	1.65%		7,381,337	49,024	2.69%
Savings	279,739	744	1.08%		295,853	718	0.98%
Time	14,741,863	171,022	4.70%		14,723,292	178,355	4.91%
Money Market Accts	31,591,914	205,210	2.63%		20,289,273	156,908	3.14%
Short-term Borrowings	-	-	0.00%		-	-	0.00%
Long-term Borrowings	-	-	0.00%		-	-	0.00%
Total Interest Bearing and Profit Sharing Liabilities	54,613,843	409,491	3.04%		42,689,755	385,005	3.66%

Net Earning Assets, Net
Interest and Financing Income, and Net Spread	$26,939,418	$870,447	3.32%		$28,927,039	$873,893	3.47%

Net Interest and Financing Margin			4.27%			4.95%
(1) Yield is annualized.

Allowance for Loan Losses

The allowance for loan losses is determined based on management estimates of the amount required for losses inherent in the portfolio. These estimates are based on past loan loss experience, known and inherent risks in the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. The provision to the allowance for loan losses was $(16,375) for the three-month period ended March 31, 2008 and $22,263 for the same period in 2007. Net charge-offs totaled $222,738 for the three month period ended March 31, 2008 as compared to net charge-offs of $22,409 for the same period in 2007. Illustrated below is the activity within the allowance for the three-month period ended March 31, 2008 and 2007, respectively:

	2008	2007
Balance, January 1	$686,324	$ 465,992
Provision for loan losses	(16,375)	22,263
Loan charge-offs	(223,220)	(22,866)
Recoveries	482	457
Balance, March 31	$447,211	$ 465,846

	At March 31, 2008	At December 31, 2007
Total loans & financings(1)	$56,768,458	$58,754,480
Reserve for loan losses	$ 447,211	$ 686,324
Reserve/Loans % (1)	0.79%	1.17%

During the quarter the bank finalized the foreclosure of its only residential development loan. As a result $223,220 was charged-off and $635,994 was transferred to other real estate owned. An impairment of $223,220 was included in the allowance for loan losses at December 31, 2007 related to this loan.

The Bank had approximately $19 million of Islamic financings on its books at March 31, 2008.  The allowance for loan losses for Islamic financing is determined under the same procedures and standards as for regular residential real estate loans.  The portion of the allowance for loan losses allocated to Islamic loans is $46,905.

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

The following schedule summarizes the Company’s non-performing assets:

	At March 31, 2008	At December 31, 2007
Past due 90 days and over and still accruing (1):	$ 384,087	$ -
Nonaccrual loans (1):
Real estate – mortgage and construction loans	330,882	58,331
Installment	-	-
Commercial	248,078	1,107,292
Subtotal	578,960	1,165,623

Other real estate owned	1,547,593	674,585

Total nonperforming assets	$ 2,126,553	$ 1,840,208

	At March 31, 2008	At December 31, 2007
Ratio of non-performing loans to total loans (1)	1.02%	1.98%
Ratio of loans past due over 90 days and non-accrual loans to loan loss reserve	215%	170%

(1) Excludes loans held for sale which are valued at the lower of cost or fair market value.

At March 31, 2008 there were four loans on non-accrual totaling $578,960 and three loans over 90 days totaling $384,087. Three non-accrual loans, totaling $330,882, are residential real estate loans. The largest of these three loans has an impairment reserve of $44,390 at March 31, 2008 and December 31, 2007. The one commercial loan on non-accrual has $124,000 impairment reserve at March 31, 2008 and $0 at December 31, 2007. In May 2008, this loan was paid down by $47,000.

Three of the bank’s five residential properties totaling $694,270 included in the balance of other real estate owned at March 31, 2008 were under contract to sell in May 2008.

The Bank’s overall loan portfolio is geographically concentrated in Ann Arbor and the future performance of these loans is dependent upon the performance of relatively limited geographical areas. As a result of the weak Michigan economy and recent negative developments in the Ann Arbor area economy, the Bank’s future loss ratios may exceed historical loss ratios.

In general the bank has never originated the riskier types of mortgage products that are the focus of the recent crisis in the mortgage industry. In particular the bank has no subprime, interest-only, optional payment, low or no documentation or 80/10/10 residential mortgage loans in its mortgage portfolio or managed servicing rights portfolio. Midwest has a small portfolio of Alt-A quality mortgage servicing rights on mortgages sold through its Lehman Brothers conduit that it manages for its own account, all of which mortgages were current as of March 31, 2008.

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

Non-Interest Income

Total non-interest income increased 10.6% to $1,434,999 for the three-months ended March 31, 2008 from $1,297,250 for the three-months ended March 31, 2007.

At March 31, 2008, Midwest was subservicing 35,906 mortgages, a decrease of 0.3% from 36,012 mortgages subserviced at March 31, 2007 and an increase of 5.8% from 33,937 mortgages subserviced at December 31, 2007.

Taking advantage of the recent turmoil in the mortgage bond market, University Bank in late March and early April purchased a total of $25.4 million in AAA rated U.S. Government Agency guaranteed bonds in the form of collateralized mortgage obligations with an expected yield based on current consensus mortgage repayment rates of 6.02% and an average expected life of 0.92 years. The bonds were purchased with a mix of Fed Funds on hand and some borrowings from the Federal Home Loan Bank of Indianapolis at a blended cost of the funds of 2.05% and assuming no substantial changes in the interest rate curve and that mortgage prepayment speeds for the mortgage underlying the securities pay at current consensus, would generate additional annualized earnings at the rate of $1,005,000 per year declining over time as the securities prepay or an estimated $768,000 in additional net income over the next 12 months. The bank’s average monthly balance sheet was expanded by about 11% as a result of the April transactions and the bank’s securities portfolio now represents approximately 25% of its assets, which is more in line with peer group levels.

Non-Interest Expense

Non-interest expense increased 7.8% to $2,065,062 for the three-months ended March 31, 2008 from $1,915,438 for the three-months ended March 31, 2008 as salaries and other operating expenses increased due to increases in the volume of loan servicing.

At March 31, 2008, University Bank (“the Bank”) and Midwest Loan Services (“Midwest”) owned the rights to service mortgages for Fannie Mae, Freddie Mac and other institutions, most of which were owned by Midwest, an 80% owned subsidiary of the Bank. The balance of mortgages serviced for these institutions was approximately $166 million at March 31, 2008. The fair value of these servicing rights was $1,445,694 March 31, 2008. Market interest rate conditions can quickly affect the value of mortgage servicing rights in a positive or negative fashion, as long-term interest rates rise and fall. The servicing rights are recorded at fair value. Under this method, changes in fair value are reported in earnings at each reporting date.

Following is an analysis of the change the Company’s mortgage servicing rights for the periods ended March 31, 2008 and 2007:

	2008	2007
Balance, January 1	$1,402,444	$ 1,516,100
Additions – originated	170,378	67,945
Change in fair value	(25,229)	(34,775)
Balance, March 31	$1,547,593	$ 1,549,270

Capital Resources

The table below sets forth the Bank’s risk based assets, capital ratios and risk-based capital ratios of the Bank. At March 31, 2008 and December 31, 2007, the Bank was considered “well-capitalized” and exceeded the regulatory guidelines.

					To Be Well
			To be Adequately		Capitalized
	Actual		Capitalized Under		Under Prompt
			Prompt Corrective		Corrective
			Action Provisions		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2008:
Total capital (to risk weighted assets)	$9,435,000	17.5%	$4,312,000	8.0%	$5,390,400	10.0%
Tier I capital (to risk weighted assets)	8,988,000	16.7%	2,156,000	4.0%	3,234,240	6.0%
Tier I capital (to average assets)	8,988,000	9.2%	3,909,000	4.0%	4,885,700	5.0%
As of December 31, 2007:
Total capital (to risk weighted assets)	$9,367,000	17.8%	$4,216,000	8.0%	$5,271,000	10.0%
Tier I capital (to risk weighted assets)	8,721,000	16.6%	2,108,000	4.0%	3,162,000	6.0%
Tier I capital (to average assets)	8,721,000	9.7%	3,611,000	4.0%	4,515,000	5.0%

Liquidity

Bank Liquidity. The Bank’s primary sources of liquidity are customer deposits, scheduled payments and prepayments of loan principal, cash flow from operations, maturities of various investments, borrowings from correspondent lenders secured by securities, residential mortgage loans and/or commercial loans. In addition, the Bank invests in overnight federal funds. At March 31, 2008, the Bank had cash and cash equivalents of $19,739,668. The Bank’s lines of credit include the following:

•	$24.0 million from the Federal Home Loan Bank of Indianapolis secured by investment securities and residential mortgage loans, and
•	$7.0 million from the Federal Reserve Bank of Chicago secured by commercial loans.

At March 31, 2008, the Bank had $0 outstanding on the Federal Home Loan Bank and Federal Reserve Bank lines of credit. In order to bolster liquidity from time to time, the Bank also sells brokered time deposits. There were no brokered deposits outstanding at March 31, 2008.

Bancorp Liquidity. At March 31, 2008, Bancorp had $6,557 in cash and investments on hand to meet its working capital needs. In an effort to sustain the Bank’s Tier 1 capital to assets ratio through retained earnings during rapid asset growth, management does not expect that the Bank will pay dividends to the Company during the balance of 2008.

During the first quarter of 2008, the Bank entered into an agreement to acquire 50.01% of a new corporation called University Lending Group, LLC, ("Lending") which commenced operations. The purpose of Lending will be to market, originate, process, close and sell secondary mortgage market loans primarily to HUD, but also to FHLMC and FNMA on a servicing released basis. The primary source for these originations will be mortgage brokers from a number of states. Additionally, production is expected to come from retail originators working for Lending including one serving as the inside mortgage sales originator for one of the largest regional Realtor firms in southeast Michigan. The funding of the mortgage loans will come from University Bank. The expertise to run the operation will come from the Managing Members of Lending, including an experienced management team with who the Bank has previously been in a successful partnership in a similar business. University Bank will also provide accounting back office support to Lending.

The Managing Members of Lending have been in the Mortgage Banking business for over 50 years collectively and have been in this business before with University Bank. The previous joint venture was known as Varsity Mortgage Services, LLC and while operated between the years 1996 and 2000 brought combined profits to the partners of over $4.2 million on a $300,000 initial investment. In addition, University Bank made substantial profits from the net interest income generated by the mortgage loans held for sale generated by the business. A pipeline of mortgage loans held for sale of this type offers University Bank a low risk high return use of funds for its excess liquidity and excess capital.  As part of the deal, University Bank is guaranteed a minimum 15% return on its Tier 1 capital employed in Lending, once Lending reaches cumulative retained earnings of $25,000.

As of May, Managing Members have invested $300,000 in cash equity in Lending, which was matched by another $300,000 from University Bank. The business plan of Lending contemplates initial start-up expenses of about $100,000 over the first four months, which will be borne by the management team, and then ongoing monthly profit for University Bank of about $50,000 a month starting later in the year, if the business volumes and margins are achieved.  The risks of this business based on current market conditions are more closely tied to a scarcity of loans than market risk. The substantial industry contacts that the management team have should provide the expected level of business particularly in light of the fact that HUD mortgage lending nationwide is currently growing rapidly and the fact that the market share of FHA and VA lending under HUD's single family mortgage programs has risen from 3% in 2006 to over 25% today

25

ITEM 4T.	CONTROLS AND PROCEDURES

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

1.

After the first draft of the Form 10-Q, management and the auditors discovered additional disclosures and changes to be made to the financial statements and Form 10-Q. The financial statements and Form 10-Q could be misleading to a reader if the adjustments were not made.

In connection with their evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2007, the Certifying Officers noted that the Company’s financial team had expanded its technology and personnel resources utilized in connection with the recording of transactions in the preparation of the financial statements for the Company and filings with the SEC.

During the second quarter of 2008, the Certifying Officers, with the Company’s other management representatives, will complete remediation measures which may include engaging a financial accounting firm to help the Company, evaluate, account for and prepare financial statement disclosures. We will also monitor our disclosure controls and procedures on a continuing basis to ensure that information that is required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In the future as such controls change in relation to developments in the Company’s business and financial reporting requirements, our evaluation and monitoring measures will also address any additional corrective actions that may be required.

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

B. Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, management intends to implement the changes described below.

The Company seeks to implement a short and long-term correction of its internal control deficiencies and believes it can make progress toward correction of these matters. Corrections include better coordination with accounting staff preparing records for subsidiaries, and a more thorough review of the financial statements of subsidiaries. The Bank Chief Accounting Officer and Chief Executive Officer will ensure that the corrections are made on a timely basis.

The Certifying Officers noted that the Company’s financial team has expanded its technology and personnel resources utilized in connection with the recording of transactions and in the preparation of the financial statements for the Company and filings with the SEC.

During the second quarter of 2008, the Certifying Officers, with the Company’s other management representatives, will complete remediation measures which may include engaging a financial accounting firm to help the Company, evaluate, account for and prepare financial statement disclosures. We will also monitor our disclosure controls and procedures on a continuing basis to ensure that information that is required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In the future as such controls change in relation to developments in the Company’s business and financial reporting requirements, our evaluation and monitoring measures will also address any additional corrective actions that may be required.

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

28

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSITY BANCORP, INC.

Date:	May 15, 2008	/s/ Stephen Lange Ranzini
Stephen Lange Ranzini
President and Chief Executive Officer

/s/ Dennis Agresta
Dennis Agresta
Principal Accounting Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certificate of the President and Chief Executive Officer of University Bancorp, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer of University Bancorp, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the President and Chief Executive Officer of University Bancorp, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Chief Financial Officer of University Bancorp, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.1

10-Q 302 CERTIFICATION

I, Stephen Lange Ranzini, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of University Bancorp, Inc;
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

4.

The small business issuer's other certifying officer(s) and I are responsible for establishing for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting.

5.

The small business issuers other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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

Date: May 15, 2008	/s/Stephen Lange Ranzini
Stephen Lange Ranzini

President and Chief Executive Officer

31

Exhibit 31.2

10-Q 302 CERTIFICATION

I, Dennis Agresta, certify that:

6.	I have reviewed this quarterly report on Form 10-Q of University Bancorp, Inc;
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

9.

The small business issuer's other certifying officer(s) and I are responsible for establishing for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting.

10.

The small business issuers other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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

Date: May 15, 2008	/s/ Dennis Agresta
Dennis Agresta
Principal Accounting Officer

Exhibit 32.1

CERTIFICATION PURSUANT

TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Stephen Lange Ranzini, the President and Chief Executive Officer of University Bancorp, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of University Bancorp, Inc. on Form 10-Q for the quarter ended March 31, 2008 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of University Bancorp, Inc.

UNIVERSITY BANCORP, INC.

Date:	May 15, 2008
/s/ Stephen Lange Ranzini
Stephen Lange Ranzini

President and Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT

TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Dennis Agresta, the Principal Accounting Officer of University Bancorp, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of University Bancorp, Inc. on Form 10-Q for the quarter ended March 31, 2008 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of University Bancorp, Inc.

UNIVERSITY BANCORP, INC.

Date:	May 15, 2008	/s/ Dennis Agresta
Dennis Agresta
Principal Accounting Officer