Form 10QSB/A
period 2007-03-31
UNIVERSITY BANCORP INC /DE/
filed 2008-05-21
CIK 811211

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-QSB/A

Amendment No. 1

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

University Bancorp, Inc.

FORM 10-QSB/A

For the period ended March 31, 2007

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-QSB/A (this "Amendment") amends the Quarterly Report on Form 10-QSB for the period ended March 31, 2007, as originally filed by University Bancorp, Inc. on May 17, 2007 (the "Original Filing"). The purpose of this filing is to:

1.	In Item 1, revise Note 4 Segment Reporting and to report the assets by segment.
2.	Revise the Summary in Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations to conform with the segment information in Note 4.
3.

Provide additional disclosure about the Islamic financing and its impact on the Allowance for Loan Losses reported in Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.

4.	State that controls were ineffective in Item 3 Controls and Procedures.
5.	Revise 302 Certification to conform to Item 601(b)(31) of Regulation S-K.

To comply with certain technical requirements of the SEC's rules in connection with the filing of this Amendment No. 1 on Form 10-QSB/A, we are adding, as exhibits, certain current dated certifications of our principal executive officer and principal financial officer. This Amendment No. 1 on Form 10-QSB/A continues to speak as of the date of Form 10-QSB as originally filed on May 17, 2007 (the "Original Report"). We have not updated the disclosures contained herein to reflect any events that occurred at a date subsequent to the date of the Original Report. The filing of this Amendment No. 1 on Form 10-QSB/A is not a representation that any statement contained in the Original Report or this Amendment No. 1 on Form 10-QSB/A is true or complete subsequent to the date of the Original Report. This Amendment No. 1 on Form 10-QSB/A does not affect the information set forth in the Original Report, except for the matters described in this Explanatory Note.

2

FORM 10-QSB/A

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

Securities available for sale at March 31, 2007 consist of the following:

	Amortized	Unrealized		Fair
	Cost	Gain	Losses	Value
U.S. agency mortgage-backed securities	$670,296	-	$(24,637)	$645,659

Securities available for sale at December 31, 2006 consist of the following:

	Amortized	Unrealized		Fair
	Cost	Gain	Losses	Value
U.S. agency mortgage-backed securities	$699,884	-	$(27,296)	$672,588

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

(4) Segment Reporting

The following table summarizes the pre-tax net income (loss) of each profit center of the Company for the three months ended March 31, 2007 and 2006 (in thousands):

	2007	2006

Community and Islamic Banking	$ (296)	$ (149)
Midwest Loan Services	544	205
Corporate Office	(15)	(14)
Eliminations	(73)	(27)
Total	$ 160	$ 15

The reportable segments are activities that fall under the corporate offices (i.e. holding company), bank operations, and the mortgage servicing operations located at Midwest Loan Services, Inc. Activities included in the banking activity are conventional banking, Islamic banking, and an insurance agency.

Total assets for each reportable segment as of March 30, 2007 (in thousands):

Community and Islamic Banking	$88,641
Midwest Loan Services	4,647
Corporate Office	5,473
Eliminations	(9,098)
Total	$89,663

Total assets for each reportable segment as of December 31, 2006 (in thousands):

Community and Islamic Banking	$87,011
Midwest Loan Services	3,905
Corporate Office	5,228
Eliminations	(8,872)
Total	$87,272

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

SUMMARY

Net income for the Company for the three month period ended March 31, 2007 was $160,481 as compared to $14,687 for the same period last year. Community Banking reported a pre-tax net loss of $296,000 during the current year’s first quarter compared to a net loss of $149,000 for the same period in 2006. The Bank’s subsidiary, Midwest Loan Services Inc., reported net income of $544,000 for the first quarter of 2007 as compared to net income of $205,000 for the same period in 2006. Income at Midwest was positively impacted in 2007 by an increase in the number of loans serviced.

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

The Bank had approximately $16 million of Islamic financings on its books at March 31, 2007. The allowance for loan losses for Islamic financing is determined under the same procedures and standards as for regular residential real estate loans. The portion of the allowance for loan losses allocated to Islamic loans is $46,802.

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

At March 31, 2007, Midwest was subservicing 36,012 mortgages, an increase of 10.9% from 32,461 mortgages subserviced at December 31, 2006.

Non-Interest Expense

Non-interest expense increased 17.7% to $1,915,438 for the three months ended March 31, 2007 from $1,627,329 for the three months ended March 31, 2006 as salaries and other operating expenses increased due to an increase in the volume of loan servicing and origination.

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

Disclosure controls are procedures that are designed with an objective of ensuring that information required to be disclosed in our company’s periodic reports filed with the Securities and Exchange Commission, such as this report on Form 10-QSB, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission. Disclosure controls also are designed with an objective of ensuring that such information is accumulated and communicated to our company’s management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely consideration regarding required disclosures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the operation of these disclosure controls and procedures were not effective because of the weaknesses noted below.

After the first draft of the Form 10-KSB for 2006 and the March 31, 2007 Form 10-QSB, management and the auditors discovered adjustments to the financial statements. The adjustments were discovered in the audit and review of the financial statements of the various subsidiaries of the company. The failure to initially book certain transactions for the initial draft of the financial statements resulted from various staff changes occurring at critical points in the in the reporting cycle. The new staff failed to book certain transactions, which included certain accruals and reclassifications. Management failed to isolate those errors on a timely basis.

Collectively, the adjustments were required to fairly present the financial statements. Management changed the disclosure controls and procedures to ensure that consolidated financial statements reflect accruals from all subsidiaries and all standard reclassifications are made.

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

(b)	Changes in Internal Controls.

There were no significant changes in the Company's internal controls over financial reporting during the first quarter of the fiscal year ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Management intends that the new staff members will assist in eliminating the control deficiencies noted at December 31, 2006 and March 31, 2007. Additionally, the Company seeks to implement a short and long-term correction of these internal control deficiencies and believes it can make progress toward correction of these matters. These plans include multiple review of the financial statements and notes by experienced staff members and implementation of a new SEC edgarization process. Management will change the disclosure controls and procedures to ensure that consolidated financial statements reflect accruals from all subsidiaries and all standard reclassifications are made.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings to which the Company or any of its subsidiaries is party or to which any of their properties are subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other information

None

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

31.1	Certificate of the President and Chief Executive Officer of University Bancorp, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Principal Accounting Officer of University Bancorp, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer of University Bancorp, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Principal Accounting Officer of University Bancorp, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSITY BANCORP, INC.

Date:	May 21, 2008	/s/ Stephen Lange Ranzini
Stephen Lange Ranzini
President and Chief Executive Officer

/s/ Dennis Agresta
Dennis Agresta
Principal Accounting Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certificate of the President and Chief Executive Officer of University Bancorp, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Principal Accounting Officer of University Bancorp, Inc. pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the President and Chief Executive Officer of University Bancorp, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of the Principal Accounting Officer of University Bancorp, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.1

10-QSB 302 CERTIFICATION

I, Stephen Lange Ranzini, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB/A of University Bancorp, Inc;
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

Date: May 21, 2008	/s/Stephen Lange Ranzini
Stephen Lange Ranzini

President and Chief Executive Officer

Exhibit 31.2

10-QSB 302 CERTIFICATION

I, Dennis Agresta, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB/A of University Bancorp, Inc;
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

Date: May 21, 2008	/s/ Dennis Agresta
Dennis Agresta
Principal Accounting Officer

Exhibit 32.1

CERTIFICATION PURSUANT

TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Stephen Lange Ranzini, the President and Chief Executive Officer of University Bancorp, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of University Bancorp, Inc. on Form 10-QSB/A for the quarter ended March 31, 2007 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such report on Form 10-QSB/A fairly presents in all material respects the financial condition and results of operations of University Bancorp, Inc.

UNIVERSITY BANCORP, INC.

Date:	May 21, 2008	/s/ Stephen Lange Ranzini
Stephen Lange Ranzini

President and Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT

TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Dennis Agresta, the Principal Accounting Officer of University Bancorp, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of University Bancorp, Inc. on Form 10-QSB/A for the quarter ended March 31, 2007 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such report on Form 10-QSB/A fairly presents in all material respects the financial condition and results of operations of University Bancorp, Inc.

UNIVERSITY BANCORP, INC.

Date:	May 21, 2008	/s/ Dennis Agresta
Dennis Agresta
Principal Accounting Officer