Form 10QSB/A
period 2007-06-30
UNIVERSITY BANCORP INC /DE/
filed 2008-05-21
CIK 811211

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

University Bancorp, Inc.

FORM 10-QSB/A

For the period ended June 30, 2007

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-QSB/A (this "Amendment") amends the Quarterly Report on Form 10-QSB for the period ended June 30, 2007, as originally filed by University Bancorp, Inc. on August 14, 2007 (the "Original Filing"). The purpose of this filing is to:

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

To comply with certain technical requirements of the SEC's rules in connection with the filing of this Amendment No. 1 on Form 10-QSB/A, we are adding, as exhibits, certain current dated certifications of our principal executive officer and principal financial officer. This Amendment No. 1 on Form 10-QSB/A continues to speak as of the date of Form 10-QSB as originally filed on August 14, 2007 (the "Original Report"). We have not updated the disclosures contained herein to reflect any events that occurred at a date subsequent to the date of the Original Report. The filing of this Amendment No. 1 on Form 10-QSB/A is not a representation that any statement contained in the Original Report or this Amendment No. 1 on Form 10-QSB/A is true or complete subsequent to the date of the Original Report. This Amendment No. 1 on Form 10-QSB/A does not affect the information set forth in the Original Report, except for the matters described in this Explanatory Note.

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

(4) Segment Reporting

Pre-tax income (loss) summary after minority interest for the three and six-months ended June 30, 2007 (in thousands):

	Three-Months	Six-Months
Community and Islamic Banking	$ (485)	$ (781)
Midwest Loan Services	1,635	2,179
Corporate Office	(22)	(37)
Eliminations	(203)	(276)
Total	$ 925	$ 1,085

Pre-tax income (loss) summary after minority interest for the three and six-months ended June 30, 2006 (in thousands):

	Three-Months	Six-Months
Community and Islamic Banking	$ (209)	$ (358)
Midwest Loan Services	298	503
Corporate Office	(268)	(282)
Eliminations	(50)	(77)
Total	$ (229)	$ (214)

The reportable segments are activities that fall under the Corporate Offices (ie holding company), Bank operations and the mortgage servicing operations located at Midwest Loan Services, Inc. Included in the banking activity are conventional banking Islamic banking, and a small insurance agency.

Total assets for each reportable segment as of June 30, 2007 (in thousands):

Community and Islamic Banking	$86,194
Midwest Loan Services	3,571
Corporate Office	5,428
Eliminations	(8,352)
Total	$86,841

Total assets for each reportable segment as of December 31, 2006 (in thousands):

Community and Islamic Banking	$87,011
Midwest Loan Services	3,905
Corporate Office	5,228
Eliminations	(8,872)
Total	$87,272

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

SUMMARY

Net income for the Company for the six-month period ended June 30, 2007 was $1,065,032 as compared to a loss of $214,266 for the same period last year. The Bank’s subsidiary, Midwest Loan Services Inc., reported pre-tax net income of $1,635,000 for the second quarter of 2007 as compared to pre-tax net income of $298,000 for the same period in 2006. Income at Midwest was positively impacted in 2007 by a one time termination fee related to a sub-servicing contract severed in a previous period. The revenue was recognized in the current period as various uncertainties over the termination fee have been lifted. Community Banking reported a pre-tax net loss of $485,000 during the current year’s second quarter, an increase in loss over a pre-tax net loss of $209,000 for the same period in 2006.

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

The Bank had approximately $18 million of Islamic financings on its books at June 30, 2007. The allowance for loan losses for Islamic financing is determined under the same procedures and standards as for regular residential real estate loans. The portion of the allowance for loan losses allocated to Islamic loans is $43,900.

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

Disclosure controls are procedures that are designed with an objective of ensuring that information required to be disclosed in our company’s periodic reports filed with the Securities and Exchange Commission, such as this report on Form 10-QSB, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission. Disclosure controls also are designed with an objective of ensuring that such information is accumulated and communicated to our company’s management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely consideration regarding required disclosures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the operation of these disclosure controls and procedures were not effective because of the following weaknesses noted below.

At December 31, 2006 and the first two quarters of 2007, there were material weaknesses in the SEC reporting. After the first draft of the Form 10-KSB for 2006 and the March 31, 2007 Form 10-QSB, management and the auditors discovered adjustments to the financial statements. The adjustments were discovered in the audit and review of the financial statements of the various subsidiaries of the company. The failure to initially book certain transactions for the initial draft of the financial statements resulted from various staff changes occurring at critical points in the in the reporting cycle. The new staff failed to book certain transactions, which included certain accruals, reclassifications. Also, the Form 10-KSB was amended after the original filing due to typographical errors in the original filings. These typographical errors resulted from an SEC edgarization process that resulted in significant manual adjustments to get the SEC compliant document to appear like the original Word Document.

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

During the second quarter of 2007, specific steps to remediate the material weaknesses were implemented by the Bank Cashier and Chief Executive Officer. They include a thorough review of the financial statements prior to submission to the auditors. The review was performed by multiple parties. Experienced staff members were hired to assist in the monitoring of disclosure controls and procedures.

Additionally, the Company also implemented a new edgarization process that eliminates substantial manual intervention to conform the Form 10-KSB and 10-QSB Word document into an SEC compliant document

PART II OTHER INFORMATION

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

CERTIFICATION PURSUANT

TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Stephen Lange Ranzini, the President and Chief Executive Officer of University Bancorp, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of University Bancorp, Inc. on Form 10-QSB/A for the quarter ended June 30, 2007 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such report on Form 10-QSB/A fairly presents in all material respects the financial condition and results of operations of University Bancorp, Inc.

UNIVERSITY BANCORP, INC.

Date:	May 21, 2008
/s/ Stephen Lange Ranzini
Stephen Lange Ranzini

President and Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT

TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Dennis Agresta, the Principal Accounting Officer of University Bancorp, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of University Bancorp, Inc. on Form 10-QSB/A for the quarter ended June 30, 2007 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such report on Form 10-QSB/A fairly presents in all material respects the financial condition and results of operations of University Bancorp, Inc.

UNIVERSITY BANCORP, INC.

Date:	May 21, 2008	/s/ Dennis Agresta
Dennis Agresta
Principal Accounting Officer