Form 10-Q
period 2008-06-30
UNIVERSITY BANCORP INC /DE/
filed 2008-08-14
CIK 811211

United States

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

(Mark One)

☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

As of July 31, 2008 there were 4,255,878 shares of Common Stock outstanding

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

Part I. - Financial Information

Item 1. - Consolidated Financial Statements

UNIVERSITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2008 and December 31, 2007

	(Unaudited)
	June 30,	December 31,
ASSETS	2008	2007
Cash and due from banks	$14,416,992	$13,772,253
Trading securities	5,473,596	6,545,476
Investment securities available for sale, at fair value	17,117,045	1,454,627
Securities held to maturity	6,142,369	-
Federal Home Loan Bank Stock	1,200,000	714,600
Loans and financings held for sale, at the lower of cost or market	4,547,247	1,308,583
Loans and financings	56,179,848	58,754,480
Allowance for loan losses	(320,535)	(686,324)
Loans and financings, net	55,859,313	58,068,156

Premises and equipment, net	2,763,723	2,574,948
Mortgage servicing rights, at fair value	1,904,557	1,402,444
Real estate owned, net	889,113	674,585
Accounts receivable	471,378	211,595
Accrued interest and profit receivable	473,075	353,360
Prepaid expenses	418,152	332,333
Goodwill	103,914	103,914
Other assets	760,201	721,402
TOTAL ASSETS	$112,540,675	$88,238,276

UNIVERSITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (continued)

June 30, 2008 and December 31, 2007

	(Unaudited)
	June 30,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2008	2007
Liabilities:
Deposits:
Demand - non interest bearing	$51,171,734	$35,295,672
Demand – interest bearing and profit sharing	31,329,504	28,439,060
Savings	248,686	231,249
Time	20,326,585	14,691,001
Total Deposits	103,076,509	78,656,982
Accounts payable	320,607	324,663
Accrued interest and profit sharing payable	58,875	96,126
Other liabilities	189,359	269,118
Total Liabilities	103,645,350	79,346,889
Commitments and contingencies
Minority interest	2,850,644	2,907,083
Stockholders’ equity:
Preferred stock, $0.001 par value; $1,000 liquidation value;	53	49
Authorized - 500,000 shares; Issued – 52,757, shares in 2008 and 49,224 in 2007
Common stock, $0.01 par value;
Authorized - 5,000,000 shares;
Issued - 4,371,062 shares in 2008 and 4,363,562 shares 2007	43,710	43,635
Additional paid-in-capital	6,650,945	6,604,440
Additional paid-in-capital - stock options	46,259	41,708
Treasury stock - 115,184 shares in 2008
and 2007	(340,530)	(340,530)
Accumulated deficit	(21,294)	(346,215)
Accumulated other comprehensive loss,
unrealized losses on securities available for sale, net	(334,462)	(18,783)
Total Stockholders’ Equity	6,044,681	5,984,304
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$112,540,675	$88,238,276

See notes to consolidated financial statements.

UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the Periods Ended June 30, 2008 and 2007
(Unaudited)
	For the Three-Month		For the Six-Month
	Period Ended June 30,		Period Ended June 30,
	2008	2007	2008	2007
Interest and financing income:
Interest and fees on loans and financing income	$1,036,311	$1,069,831	$2,097,813	$2,135,604
Interest on securities:
Mortgage backed securities	443,684	3,992	564,644	15,352
Other securities	16,193	6,896	25,287	15,904
Interest on federal funds and other	11,749	160,093	100,131	332,850
Total interest and financing income	1,507,937	1,240,812	2,787,875	2,499,710
Interest and profit sharing expense:
Interest and profit sharing on deposits:
Demand deposits	214,133	233,370	451,858	439,302
Savings deposits	625	701	1,369	1,419
Time deposits	189,433	193,034	360,455	371,389
Short-term borrowings	19,639	-	19,639	-
Total interest and profit sharing expense	423,830	427,105	833,321	812,110
Net interest and financing income	1,084,107	813,707	1,954,554	1,687,600
Provision for loan losses	304,947	53,589	288,572	75,852
Net interest and financing income after
provision for loan losses	779,160	760,118	1,665,982	1,611,748
Other income:
Loan servicing and sub-servicing fees	613,386	597,489	1,299,479	1,264,660
Initial loan set up and other fees	748,445	382,883	1,328,473	838,683
Net gain on sale of mortgage loans	78,066	19,734	92,175	46,032
Insurance and investment fee income	43,295	40,444	85,859	83,301
Deposit service charges and fees	22,277	55,847	47,799	128,950
Change in fair value of mortgage servicing rights	301,470	88,919	276,241	54,144
Termination Fees	-	1,175,284	-	1,175,284
Other	93,377	70,116	170,337	102,137
Total other income	1,900,316	2,430,716	3,300,363	3,693,191
-Continued-

UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (continued)
For the Periods Ended June 30, 2008 and 2007
(Unaudited)

	For the Three-Month		For the Six-Month
	Period Ended June 30,		Period Ended June 30,
	2008	2007	2008	2007
Other expenses:
Salaries and benefits	$1,578,849	$1,027,828	$2,728,911	$1,998,033
Occupancy, net	162,939	147,135	300,866	288,323
Data processing and equipment expense	169,881	163,221	317,708	310,888
Change in fair value of trading securities	52,652	-	42,929	-
Legal and audit	107,419	122,640	224,100	246,153
Consulting fees	71,159	62,700	128,483	89,632
Mortgage Banking	138,467	76,238	211,038	153,022
Advertising	38,936	83,555	80,730	115,129
Memberships and training	41,908	38,208	60,954	67,302
Travel and entertainment	59,660	86,570	89,822	115,805
Supplies and postage	105,034	99,554	173,744	179,355
Insurance	45,805	47,271	95,437	95,192
Other operating expenses	216,2233	110,746	364,320	285,495
Total other expenses	2,788,932	2,063,666	4,819,042	3,944,329
Income (loss) before income taxes and minority interest	(109,456)	1,127,168	147,303	1,360,610
Income tax expense (benefit)	(24,500)	20,000	(44,500)	20,000
Income (loss) before minority interest	(84,956)	1,107,168	191,803	1,340,610
Minority interest in consolidated subsidiaries’ earnings	(176,382)	202,617	(156,459)	275,578
Net income	91,426	904,551	348,262	1,065,032
Preferred stock dividends	11,795	10,040	23,341	18,400
Net income available to common shareholders	$79,631	$894,511	$324,921	$1,046,632
Basic earnings per common share	$.02	$.21	$.08	$.25
Diluted earnings per common share	$.02	$.21	$.08	$.24
Weighted average shares outstanding – Basic	4,254,642	4,248,378	4,251,510	4,248,378
Weighted average shares outstanding – Diluted	4,289,109	4,286,593	4,288,403	4,286,611

See notes to consolidated financial statements.

UNIVERSITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

For the Periods Ended June 30, 2008 and 2007

(Unaudited)

	For the Three-Month		For the Six-Month
	Period Ended June 30,		Period Ended June 30,
	2008	2007	2008	2007
Net income	$ 91,426	$904,551	$ 348,262	$1,065,032
Other comprehensive loss:
Net unrealized gain (loss) on securities
net of deferred taxes	(327,351)	(4,895)	(315,679)	(2,236)
Total comprehensive income (loss)	$ (235,925)	$899,656	$ 32,583	$1,062,796

See notes to consolidated financial statements.

UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Six-month Periods Ended June 30, 2008 and 2007
(Unaudited)
	2008	2007
Operating activities:
Net income	$348,262	$1,065,032
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	175,801	194,297
Minority interest in consolidated subsidiaries’ earnings	(156,459)	275,578
Change in fair value of mortgage servicing rights	(276,241)	(54,144)
Provision for loan losses	288,572	75,852
Net gain on sale of mortgages	(75,921)	(46,032)
Net (accretion) on investment securities	(89,590)	(3,541)
Net gain on the sale of other real estate owned	(3,497)	(4,581)
Loss on trading securities	42,929	-
Write down of other real estate owned	30,000	-
Originations of mortgage loans and financings	(42,024,429)	(26,020,799)
Proceeds from mortgage loan and financing sales	38,861,686	26,345,077
Stock awards	4,551	2,490
Net change in:
Various other assets	(685,950)	(129,571)
Various other liabilities	(98,712)	(123,931)
Net cash provided (used in) by operating activities	(3,658,998)	1,575,727
Investing activities:
Proceeds from maturities of investment securities	3,526,032	67,885
Purchase of investment securities	(24,527,957)	-
Purchase of FHLB Stock	(485,400)	-
Proceeds from sale of other real estate owned	584,273	78,243
Loans granted (repayments), net	1,050,929	(4,889,941)
Premises and equipment expenditures	(364,576)	(137,573)
Net cash used in investing activities	(20,216,699)	(4,881,386)

-Continued-

UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
For the Six-Month Periods Ended June 30, 2008 and 2007
(Unaudited)
	2008	2007
Financing activities:
Net change in deposits	$24,419,527	$(1,726,599)
Dividends on preferred stock	(23,341)	(18,400)
Contributed capital by minority shareholders	300,000	-
Exercise of stock options	11,250	-
Dividends to minority shareholders	(200,000)	-
Issuance of preferred stock	13,000	97,091
Net cash provided by (used in) financing activities	24,520,436	(1,647,908)
Net change in cash and cash equivalents	644,739	(4,953,567)
Cash and cash equivalents:
Beginning of period	13,772,253	27,381,113
End of period	$14,416,992	$22,427,546

Supplemental disclosure of cash flow information:
Cash paid for interest	$870,572	$796,046
Supplemental disclosure of non-cash transactions:
Increase in unrealized loss on securities available for sale, net of deferred taxes	$(315,679)	$(2,236)
Mortgage loan converted to other real estate owned	$1,265,523	$-
Accrued dividends on preferred stock converted to additional shares of preferred stock	$22,334	$-

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

	For the Three-Month		For the Six-Month
	Period Ended June 30,		Period Ended June 30,
	2008	2007	2008	2007
Net income	$91,426	$904,551	$348,262	$1,065,032
Less: preferred dividends	11,795	10,040	23,341	18,400
Net income available to common shareholders	$79,631	$894,511	$324,921	$1,046,632

Average number of common shares outstanding	4,254,642	4,248,378	4,251,510	4,248,378
Net dilutive effect of options	34,468	38,215	36,893	38,233
Diluted average shares outstanding	4,289,109	4,286,593	4,288,403	4,286,611

(2) Investment Securities

The Bank’s available-for-sale securities portfolio at June 30, 2008 had a net unrealized loss of approximately $165,881 as compared to a net unrealized loss of approximately $18,783 at December 31, 2007.

Securities available for sale at June 30, 2008 consist of the following:

	Amortized	Unrealized		Fair
	Cost	Gain	Losses	Value
U.S. agency mortgage-backed securities	$17,282,602	$ -	$(165,557)	$17,117,045

Securities available for sale at December 31, 2007 consist of the following:

	Amortized	Unrealized		Fair
	Cost	Gain	Losses	Value
U.S. agency mortgage-backed securities	$1,473,410	$ -	$(18,783)	$1,454,627

Securities held to maturity at June 30, 2008 consist of the following:

	Amortized	Unrealized		Fair
	Cost	Gain	Losses	Value
U.S. agency mortgage-backed securities	$6,311,274	$ -	$(168,905)	$6,142,369

The Bank's had no Securities Held to Maturity at December 31, 2007.

For the six-months ended June 30, 2008, the Bank’s trading securities portfolio had a net realized loss of approximately $42,929 as compared to _$-0- for the six-months ended June 30, 2007.

Trading securities at June 30, 2008 and December 31, 2007 consist of the following:

	June 30,	December 31,
	2008	2007
U.S. agency mortgage-backed securities	$5,473,596	$6,545,476

(3) Income Taxes

Income tax benefit was $44,500 for the six-months ended June 30, 2008 and income tax expense was $20,000 for six-months ended June 30 2007. Financial statement tax expense amounts differ from the amounts computed by applying the statutory federal tax rate of 34% to pretax income because of permanent book-tax differences and deferred tax valuation allowances recorded. At June 30, 2008 and December 31, 2007, the Company had a $240,000 and $210,000 deferred tax asset net of a valuation allowance, respectively. This asset represents a loss carry forward that is more likely than not to be realized.

(4) Segment Reporting

The reportable segments are activities that fall under the Corporate Offices (i.e. holding company), Bank operations, University Lending Group and the mortgage servicing operations located at Midwest Loan Services, Inc. Included in the banking activity are conventional banking Islamic banking, and a small insurance agency.

The following table summarizes the pre-tax income (loss) of each profit center of the Company for the three and six-months ended June 30, 2008 (in thousands):

	Three-Months	Six-Months
Community and Islamic Banking	$ (213)	$ (524)
Midwest Loan Services	497	1,080
University Lending Group	(379)	(379)
Corporate Office	(14)	(29)
Eliminations	176	156
Total	$ 67	$ 304

The following table summarizes the pre-tax income (loss) of each profit center of the Company for the three and six-months ended June 30, 2007 (in thousands):

	Three-Months	Six-Months
Community and Islamic Banking	$ (485)	$ (781)
Midwest Loan Services	1,635	2,179
University Lending Group	-	-
Corporate Office	(22)	(37)
Eliminations	(203)	(276)
Total	$ 925	$ 1,085

The following table summarizes total assets for each reportable segment as of June 30, 2008 (in thousands):

Community and Islamic Banking	$113,368
Midwest Loan Services	5,836
University Lending Group	3,316
Corporate Office	6,086
Eliminations	(16,065)
Total	$112,541

The following table summarizes total assets for each reportable segment as of December 31, 2007 (in thousands):

Community and Islamic Banking	$89,777
Midwest Loan Services	6,128
Corporate Office	6,071
Eliminations	(13,738)
Total	$88,238

(5) University Lending Group

During the first quarter of 2008, the Bank entered into an agreement to acquire 50.01% of a new corporation called University Lending Group, LLC, ("Lending") which commenced operations. The purpose of Lending will be to market, originate, process, close and sell secondary mortgage market loans primarily to HUD, but also to FHLMC and FNMA on a servicing released basis. The operations of this entity are included in the consolidated financial statements. The minority interest is to absorb the first $200,000 of losses. Lending incurred expenses of $379,000 through the second quarter ended June 30, 2008, $289,000 of which is allocated to the minority interest.

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

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheet measured at fair value on a recurring basis and the level within the SFAS 157 fair value hierarchy in which the fair value measurements fall at June 30, 2008:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities	$28,733,010	$ -	$28,733,010	$ -
Mortgage Servicing Rights	$ 1,904,557	$ -	$ -	$ 1,904,557

Trading Securities

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

In May, 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The FASB has stated that it does not expect SFAS No. 162 will result in a change in current practice. The application of SFAS No. 162 will have no effect on the Company’s financial position, results of operations or cash flows.

Also in May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60" (“SFAS 163”). SFAS 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS 163 on its consolidated financial statements but does not expect it to have a will have no effect on the Company’s financial position, results of operations or cash flows.

(8) Reclassifications

Certain items in the prior period consolidated financial statements have been reclassified to conform to the June 30, 2008 presentation.

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

SUMMARY

Net income for the Company for the six-month period ended June 30, 2008 was $348,262 as compared to a net income of $1,065,032 for the same period in 2007. The Bank’s subsidiary, Midwest Loan Services Inc., reported a pre-tax net income of $497,000 for the second quarter of 2008 as compared to $1,635,000 for the same period in 2007. Income at Midwest was positively impacted in 2007 by a one time termination fee related to a sub-servicing contract terminated in a previous period, when various uncertainties over the termination fee had been lifted. Community Banking reported a pre-tax net loss of $213,000 during the current year’s second quarter, an improvement over a pre-tax net loss of $485,000 for the same period in 2007. Community Banking’s results continue to reflect ongoing investment in the expansion of University Islamic Financial, including legal and personnel costs to expand the product offering into additional states. Improvements in net interest and financing income driven by increases in loans and financings were offset by the mortgage servicing rights valuation allowance.

At June 30, 2008, Midwest was subservicing 41,118 mortgages, an increase of 31.78% from 31,203 mortgages subserviced at June 30, 2007 and an increase of 21.2% from 33,937 mortgages subserviced at December 31, 2007. Average earning assets increased by 12.1% to $87,413,869. The net spread decreased to 4.47% in 2008 from 4.79% in 2007.

RESULTS OF OPERATIONS

Net Interest and Financing Income

Net interest and financing income increased 15.8% to $1,954,555 for the six-months ended June 30, 2008 from $1,687,600 for the six-months ended June 30, 2007. Net interest and financing income increased primarily because of an increase in the net amount of earning assets. The net spread increased to 3.44% in 2008 from 3.35% in 2007.

Net interest and financing income increased 33.2% to $1,084,107 for the three-months ended June 30, 2008 from $813,707 for the three months ended June 30, 2007. Net interest and financing income rose primarily because of an increase in the net amount of earning assets.

Interest and Financing Income

Interest and financing income increased to $2,787,875 for the six-months ended June 30, 2008 from $2,499,710 for the six-months ended June 30, 2007. This increase resulted from an increase in average earning assets. The overall yield on earning assets decreased to 6.40% from 7.10% for the six-months ended June 30, 2007.

The average volume of interest and profit earning assets increased to $87,413,869 for the six-months ended June 30, 2007 from $71,029,858 for the same 2007 period.

Interest and financing income increased 21.5% to $1,507,937 for the quarter ended June 30, 2008 from $1,240,812 for the quarter ended June 30, 2007. An increase in the average balance of earning assets of $22,107,110 was a major factor in the increase in interest income. The average volume of interest and profit earning assets increased to $92,886,887 in the 2008 period from $70,779,777 in the 2007 period. The overall yield on total interest and profit bearing assets decreased to 6.58% for the second quarter of 2008 as compared to 7.03% for the same period in 2007.

Interest and Profit Sharing Expense

Interest and profit sharing expense increased 2.6% to $833,321 for the six-months ended June 30, 2008 from $812,110 for the same period in 2007. An increase in the average balance of interest bearing and profit sharing liabilities of $12,959,397 was a major factor in the increase in interest and profit sharing expense. The average volume of interest bearing and profit sharing liabilities increased to $56,623,107 in the 2008 period from $43,663,710 in the 2007 period. The cost of funds decreased to 2.95% for the six-months ended June 30, 2008 as compared to 3.75% for the same period in 2007.

Interest and profit sharing expense decreased 1% to $423,830 for the three-months ended June 30, 2008 from $427,105 for the same period in 2007. The average volume of interest bearing and profit sharing liabilities increased to $55,138,323 in the 2008 period from $44,550,902 in the 2007 period. The cost of funds decreased to 3.12% for the first quarter of 2008 as compared to 3.85% for the same period in 2007.

MONTHLY AVERAGE BALANCE SHEET AND INTEREST MARGIN ANALYSIS

The following tables summarize monthly average balances, interest and finance revenues from earning assets, expenses of interest bearing and profit sharing liabilities, their associated yield or cost and the net return on earning assets for the three and six-months ended June 30, 2008 and 2007:

	Three-Months Ended				Three-Months Ended
	June 30, 2008				June 30, 2007
	Average	Interest	Average		Average	Interest	Average
	Balance	Inc / Exp	Yield (1)		Balance	Inc / Exp	Yield (1)
Interest and Profit Earning Assets:
Loans:
Commercial Loans	$22,386,244	$466,146	8.35%		$21,836,500	$466,541	8.57%
Real Estate Loans	36,339,764	536,959	5.93%		33,159,676	559,185	6.76%
Installment Loans	1,012,329	33,206	13.16%		2,044,267	44,105	8.65%
Total Loans	59,738,337	1,036,311	7.04%	`	57,040,444	1,069,831	7.52%
Investment Securities	30,687,693	459,877	6.08%		1,342,116	10,888	3.25%
Federal Funds & Bank Deposits	2,460,857	11,749	1.94%		12,397,218	160,093	5.18%
Total Interest and Profit Earning Assets	92,886,887	1,507,937	6.58%		70,779,777	1,240,812	7.03%

Interest Bearing and Profit Sharing Liabilities:
Deposit Accounts:
Demand	4,279,942	28,821	2.73%		5,996,756	48,506	3.24%
Savings	267,305	625.95%			283,062	701.99%
Time	18,915,278	189,433	4.06%		15,369,243	193,034	5.04%
Money Market Accts	28,290,003	185,312	2.66%		22,901,841	184,864	3.24%
Short-term Borrowings	3,385,795	19,639	2.35%		-	-	0.00%
Long-term Borrowings	-	-	0.00%		-	-	0.00%
Total Interest Bearing and Profit Sharing Liabilities	55,138,323	423,830	3.12%		44,550,902	427,105	3.85%

Net Earning Assets, Net
Interest and Financing Income, and Net Spread	$37,748,564	$1,084,107	3.47%		$26,228,875	$813,707	3.19%

Net Interest and Financing Margin			4.67%			4.61%
(1) Yield is annualized.

	Six-Months Ended June 30,			Six-Months Ended June 30,
	2008			2007
	Average	Interest	Average	Average	Interest	Average
	Balance	Inc / Exp	Yield (1)	Balance	Inc / Exp	Yield (1)
Interest and Profit Earning Assets:
Loans:
Commercial	$22,633,825	$918,377	8.14%	$21,943,403	$965,505	8.87%
Real Estate	36,402,121	1,090,285	6.01%	32,659,645	1,078,736	6.66%
Installment/Consumer	1,531,725	89,151	11.67%	2,027,647	91,363	9.09%
Total Loans	60,567,671	2,097,813	6.95%	56,630,695	2,135,604	7.60%
Investment Securities	19,734,043	589,931	6.00%	1,360,186	31,256	4.63%
Federal Funds & Bank Deposits	7,112,155	100,131	2.82%	13,038,977	332,850	5.15%
Total Interest and Profit Earning Assets	87,413,869	2,787,875	6.40%	71,029,858	2,499,710	7.10%
Interest Bearing and Profit Sharing Liabilities:
Deposit Accounts:
Demand	7,887,161	52,349	1.33%	6,692,040	97,530	2.94%
Savings	273,522	1,369	1.00%	289,167	1,419	0.99%
Time	16,828,570	360,455	4.30%	15,073,441	371,389	4.97%
Money Market	29,940,957	399,509	2.68%	21,609,062	341,772	3.19%
Short-term borrowings	1,692,897	19,639	2.33%	-	-	0.00%
Long-term borrowings	-	-	0.00%	-	-	0.00%
Total Interest Bearing
and Profit Sharing Liabilities	56,623,107	833,321	2.95%	43,663,710	812,110	3.75%

Net Earning Assets, Net Interest and Financing Income, and Net Spread	$30,790,762	$1,954,554	3.44%	$27,366,148	$1,687,600	3.35%

Net Interest and Financing Margin			4.47%			4.79%

(1) Yield is annualized.

Investments

Taking advantage of the recent turmoil in the mortgage bond market University Bank in late March and early April purchased a total of $25.4 million in AAA rated U.S. Government Agency guaranteed bonds. The bonds are in the form of collateralized mortgage obligations with an expected yield based on current consensus mortgage repayment rates of 6.02% and an average expected life of 0.92 years. The bonds were purchased with a mix of Fed Funds on hand and some borrowings from the Federal Home Loan Bank of Indianapolis at a blended cost of the funds of 2.05% and assuming no substantial changes in the interest rate curve and that mortgage prepayment speeds for the mortgage underlying the securities pay at current consensus, would generate additional annualized earnings at the rate of $1,005,000 per year declining over time as the securities prepay or an estimated $502,000 in additional net income over the next 6 months. The bank’s average monthly balance sheet was expanded by about 11% as a result of the transactions and the bank’s securities portfolio now represents about 26% of its assets, which is more in line with peer group levels.

Allowance for Loan Losses

The allowance for loan losses is determined based on management estimates of the amount required for losses inherent in the portfolio. These estimates are based on past loan loss experience, known and inherent risks in the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. The provision to the allowance for loan losses was $288,572 for the six-month period ended June 30, 2008 and $75,852 for the same period in 2007. Net charge-offs totaled $654,361 for the six month period ended June 30, 2008 as compared to net charge-offs of $22,224 for the same period in 2007. Illustrated below is the activity within the allowance for the six-month period ended June 30, 2008 and 2007, respectively.

	2008	2007
Balance, January 1	$686,324	$465,992
Provision for loan losses	288,572	75,852
Loan charge-offs	(705,673)	(23,596)
Recoveries	51,312	1,372
Balance, June 30	$320,535	$519,620

	At June 30, 2008	At December 31, 2007
Total loans & financings(1)	$56,179,848	$58,754,480
Reserve for loan losses	$ 320,535	$ 686,324
Reserve/Loans % (1)	0.57%	1.17%

The Bank had approximately $19 million of Islamic financings on its books at June 30, 2008.  The allowance for loan losses for Islamic financing is determined under the same procedures and standards as for regular residential real estate loans.  The portion of the allowance for loan losses allocated to Islamic loans is $64,191.

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

The following schedule summarizes the Company’s non-performing assets:

	At June 30, 2008	At December 31, 2007
Past due 90 days and over and still accruing (1):	$ 309,543	$ -
Nonaccrual loans (1):
Real estate – mortgage and construction loans	601,007	58,331
Installment	-	-
Commercial	-	1,107,292
Subtotal	601,007	1,165,623

Other real estate owned	889,113	674,585

Total nonperforming assets	$1,490,120	$ 1,840,208

	At June 30, 2008	At December 31, 2007
Ratio of non-performing loans to total loans (1)	1.62%	1.98%
Ratio of loans past due over 90 days and non-accrual loans to loan loss reserve	285%	170%

(1) Excludes loans held for sale which are valued at the lower of cost or fair market value.

At June 30, 2008 there were three loans on non-accrual totaling $601,007 and three loans over 90 days totaling $309,543. Three non-accrual loans are residential real estate loans. The largest of these three loans has an impairment reserve of $84,110 at June 30, 2008 and December 31, 2007. The others required no impairment reserve.

Three of the banks five residential properties totaling $428,123 included in the balance of other real estate owned at June 30, 2008 were under contract to sell in July 2008, one of these sales has already closed at a price resulting in a profit. The only non residential property in the other real estate balance was written down by $217,000 from $635,994 to $418,994.

The Bank’s overall loan portfolio is geographically concentrated in Ann Arbor and the future performance of these loans is dependent upon the performance of relatively limited geographical areas. As a result of the weak Michigan economy and recent negative developments in the Ann Arbor area economy, the Bank’s future loss ratios may exceed historical loss ratios.

In general the bank has never originated the riskier types of mortgage products that are the focus of the recent crisis in the mortgage industry. In particular the bank has no subprime, interest-only, optional payment, low or no documentation or 80/10/10 residential mortgage loans in its mortgage portfolio or managed servicing rights portfolio. Midwest has a small portfolio of Alt-A quality mortgage servicing rights on mortgages sold through its Lehman Brothers conduit that it manages for its own account, all of which mortgages were current as of June 30, 2008.

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

Non-Interest Income

Total non-interest income decreased 21.8% to $1,900,316 for the three-months ended June 30, 2008 from $2,430,716 for the three-months ended June 30, 2007. The decrease was primarily due to the receipt by Midwest of a one time termination fee of $1,175,284 in 2007. The termination fee was negotiated by Midwest and a former customer in prior periods. However due to various uncertainties, the revenue was not realized until those uncertainties were cleared.

Total non-interest income decreased 10.6% to $3,300,363 for the six-months ended June 30, 2008 from $3,693,191 for the six-months ended June 30, 2007.

At June 30, 2008, Midwest was subservicing 41,118 mortgages, an increase of 31.8% from 31,203 mortgages subserviced at June 30, 2007 and an increase of 21.2% from 33,937 mortgages subserviced at December 31, 2007.

Non-Interest Expense

Non-interest expense increased 47.5% to $2,788,932 for the three-months ended June 30, 2008 from $2,063,666 for the three-months ended June 30, 2007 as salaries and other operating expenses increased due to start up of University Lending Group in the second quarter 2008.

Non-interest expense increased 28.6% to $4,819,042 for the six-months ended June 30, 2008 from $3,944,329 for the six-months ended June 30, 2007 as salaries and other operating expenses increased due to start up of University Lending Group in the second quarter 2008.

At June 30, 2008, University Bank (“the Bank”) and Midwest Loan Services (“Midwest”) owned the rights to service mortgages for Fannie Mae, Freddie Mac and other institutions, most of which were owned by Midwest, an 80% owned subsidiary of the Bank. The balance of mortgages serviced for these institutions was approximately $169 million at June 30, 2008. The fair value of these servicing rights was $1,904,557 at June 30, 2008. Market interest rate conditions can quickly affect the value of mortgage servicing rights in a positive or negative fashion, as long-term interest rates rise and fall. The servicing rights are recorded at fair value at June 30, 2008 and 2007. In 2007, the Company adopted the fair value measurement method of accounting for mortgage servicing rights according to SFAS 157. Under this method, changes in fair value are reported in earnings at each reporting date.

Following is an analysis of the change the Company’s mortgage servicing rights for the periods ended June 30, 2008 and 2007:

Balance, January 1	2008	2007
Additions – originated	$1,402,444	$1,516,100
Change in fair value	225,872	197,000
Balance, June 30	276,241	54,144
Balance, January 1	$1,904,557	$1,767,244

Capital Resources

The table below sets forth the Bank’s risk based assets, capital ratios and risk-based capital ratios of the Bank. At June 30, 2008 and December 31, 2007, the Bank was considered “well-capitalized” and exceeded the regulatory guidelines.

					To Be Well
			To be Adequately		Capitalized
	Actual		Capitalized Under		Under Prompt
			Prompt Corrective		Corrective
			Action Provisions		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2008:
Total capital (to risk weighted assets)	$9,282,000	15.7%	$4,734,640	8.0%	$5,918,300	10.0%
Tier I capital (to risk weighted assets)	8,961,000	15.1%	2,367,320	4.0%	3,550,980	6.0%
Tier I capital (to average assets)	8,961,000	8.3%	4,320,080	4.0%	5,400,100	5.0%
As of December 31, 2007:
Total capital (to risk weighted assets)	$9,367,000	17.8%	$4,216,000	8.0%	$5,271,000	10.0%
Tier I capital (to risk weighted assets)	8,721,000	16.6%	2,108,000	4.0%	3,162,000	6.0%
Tier I capital (to average assets)	8,721,000	9.7%	3,611,000	4.0%	4,515,000	5.0%

Liquidity

Bank Liquidity. The Bank’s primary sources of liquidity are customer deposits, scheduled payments and prepayments of loan principal, cash flow from operations, maturities of various investments, borrowings from correspondent lenders secured by securities, residential mortgage loans and/or commercial loans. In addition, the Bank invests in overnight federal funds. At June 30, 2008, the Bank had cash and cash equivalents of $14,416,992. The Bank’s lines of credit include the following:

•	$24.0 million from the Federal Home Loan Bank of Indianapolis secured by investment securities and residential mortgage loans, and

•	$5.3 million from the Federal Reserve Bank of Chicago secured by commercial loans.

At June 30, 2008, the Bank had $0 outstanding on the Federal Home Loan Bank and Federal Reserve Bank lines of credit. In order to bolster liquidity from time to time, the Bank also sells brokered time deposits. There were no brokered deposits outstanding at June 30, 2008.

Bancorp Liquidity. At June 30, 2008, Bancorp had $600 in cash and investments on hand to meet its working capital needs. In an effort to sustain the Bank’s Tier 1 capital to assets ratio through retained earnings during rapid asset growth, management does not expect that the Bank will pay dividends to the Company during the balance of 2008. Bancorp anticipates receiving proceeds from the exercise of stock options that are expiring in the second half of 2008 to fund its working capital needs.

ITEM 4T.	CONTROLS AND PROCEDURES

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

During the second half of 2008, the Certifying Officers, with the Company’s other management representatives, will complete remediation measures which may include engaging a financial accounting firm to help the Company, evaluate, account for and prepare financial statement disclosures. We will also monitor our disclosure controls and procedures on a continuing basis to ensure that information that is required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In the future as such controls change in relation to developments in the Company’s business and financial reporting requirements, our evaluation and monitoring measures will also address any additional corrective actions that may be required.

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

B. Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, management intends to implement the changes described below.

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

During the second half of 2008, the Certifying Officers, with the Company’s other management representatives, will complete remediation measures which may include engaging a financial accounting firm to help the Company, evaluate, account for and prepare financial statement disclosures. We will also monitor our disclosure controls and procedures on a continuing basis to ensure that information that is required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In the future as such controls change in relation to developments in the Company’s business and financial reporting requirements, our evaluation and monitoring measures will also address any additional corrective actions that may be required.

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

UNIVERSITY BANCORP, INC.

Date:	August 14, 2008	/s/ Stephen Lange Ranzini

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

Date: August 14, 2008	/s/Stephen Lange Ranzini

35

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

Date: August 14, 2008	/s/ Dennis Agresta
Dennis Agresta
Principal Accounting Officer

Exhibit 32.1

CERTIFICATION PURSUANT

TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Stephen Lange Ranzini, the President and Chief Executive Officer of University Bancorp, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of University Bancorp, Inc. on Form 10-Q for the quarter ended June 30, 2008 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of University Bancorp, Inc.

UNIVERSITY BANCORP, INC.

Date:	August 14, 2008

/s/ Stephen Lange Ranzini

Stephen Lange Ranzini

President and Chief Executive Officer Exhibit 32.2

CERTIFICATION PURSUANT

TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Dennis Agresta, the Principal Accounting Officer of University Bancorp, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of University Bancorp, Inc. on Form 10-Q for the quarter ended June 30, 2008 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of University Bancorp, Inc.

UNIVERSITY BANCORP, INC.

Date:	August 14, 2008	/s/ Dennis Agresta

Dennis Agresta

Principal Accounting Officer