Form 10-Q
period 2008-09-30
UNIVERSITY BANCORP INC /DE/
filed 2008-11-14
CIK 811211

United States

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

As of October 31, 2008 there were 4,275,878 shares of Common Stock outstanding

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

Part I. - Financial Information

Item 1. - Consolidated Financial Statements

UNIVERSITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

September 30, 2008 and December 31, 2007

	(Unaudited)
	September 30,	December 31,
ASSETS	2008	2007
Cash and due from banks	$6,111,284	$13,772,253
Trading securities	5,198,344	6,545,476
Investment securities available for sale, at fair value	15,368,694	1,454,627
Securities held to maturity	5,951,294	-
Federal Home Loan Bank Stock	1,200,000	714,600
Loans and financings held for sale, at the lower of cost or market	1,745,308	1,308,583
Loans and financings held for sale, at fair value	12,842,342	-
Loans and financings	57,332,600	58,754,480
Allowance for loan losses	(397,816)	(686,324)
Loans and financings, net	56,934,784	58,068,156

Premises and equipment, net	2,783,586	2,574,948
Mortgage servicing rights, at fair value	1,799,929	1,402,444
Derivatives, at fair value	193,498	-
Real estate owned, net	459,960	674,585
Accounts receivable	669,258	211,595
Accrued interest and profit receivable	428,497	353,360
Prepaid expenses	474,450	332,333
Goodwill	103,914	103,914
Other assets	703,555	721,402
TOTAL ASSETS	$112,968,697	$88,238,276

UNIVERSITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (continued)

September 30, 2008 and December 31, 2007

	(Unaudited)
	September 30,	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2008	2007
Liabilities:
Deposits:
Demand - non interest bearing	$46,507,655	$35,295,672
Demand – interest bearing and profit sharing	28,010,184	28,439,060
Savings	238,279	231,249
Time	23,214,357	14,691,001
Total Deposits	97,970,475	78,656,982
Accounts payable	568,532	324,663
Derivatives, at fair value	30,594	-
Short term borrowings	3,516,480	-
Accrued interest and profit sharing payable	49,867	96,126
Other liabilities	2,098,194	269,118
Total Liabilities	104,234,142	79,346,889
Commitments and contingencies
Minority interest	3,002,284	2,907,083
Stockholders’ equity:
Preferred stock, $0.001 par value;	55	49
Authorized - 500,000 shares; Issued – 55,091, shares in 2008 and 49,224 in 2007 Liquidation value $550,910 ($10 per share);
Common stock, $0.01 par value;
Authorized - 5,000,000 shares;
Issued - 4,371,062 shares in 2008 and 4,363,562 shares 2007	43,710	43,635
Additional paid-in-capital	6,674,283	6,604,440
Additional paid-in-capital - stock options	47,629	41,708
Treasury stock - 115,184 shares in 2008
and 2007	(340,530)	(340,530)
Retained earnings (accumulated deficit)	87,445	(346,215)
Accumulated other comprehensive loss,
unrealized losses on securities available for sale, net	(780,321)	(18,783)
Total Stockholders’ Equity	5,732,271	5,984,304
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$112,968,697	$88,238,276

See notes to consolidated financial statements.

UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the Periods Ended September 30, 2008 and 2007
(Unaudited)
	For the Three-Month		For the Nine-Month
	Period Ended September 30,		Period Ended September 30,
	2008	2007	2008	2007
Interest and financing income:
Interest and fees on loans and financing income	$1,170,263	$1,102,740	$3,268,076	$3,238,344
Interest on securities:
Mortgage backed securities	407,145	46,981	971,789	62,333
Other securities	14,333	8,106	39,620	24,010
Interest on federal funds and other	3,129	161,461	103,260	494,311
Total interest and financing income	1,594,870	1,319,288	4,382,745	3,818,998
Interest and profit sharing expense:
Interest and profit sharing on deposits:
Demand deposits	94,280	240,048	546,138	679,350
Savings deposits	626	779	1,995	2,198
Time deposits	205,170	194,939	565,625	566,328
Short-term borrowings	32,559	-	52,198	-
Total interest and profit sharing expense	332,635	435,766	1,165,956	1,247,876
Net interest and financing Income	1,262,235	883,522	3,216,789	2,571,122
Provision for loan losses	80,406	15,951	368,978	91,803
Net interest and financing income after
provision for loan losses	1,181,829	867,571	2,847,811	2,479,319
Other income:
Loan servicing and sub-servicing fees	1,002,573	640,608	2,302,052	1,905,268
Initial loan set up and other fees	274,164	399,844	1,602,637	1,238,527
Net gain on sale of mortgage loans	357,790	7,743	449,965	53,775
Insurance and investment fee income	71,688	39,145	157,547	122,446
Deposit service charges and fees	22,139	34,178	69,938	163,128
Change in fair value of trading securities	(25,531)	77,788	(68,460)	77,788
Change in fair value of loans held for sale, mortgage rate locks and forward commitments	288,693	-	288,693	-
Termination Fees	-	-	-	1,175,284
Other	187,994	62,317	358,331	164,454
Total other income	2,179,510	1,261,623	5,160,703	4,900,670
-Continued-

UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (continued)
For the Periods Ended September 30, 2008 and 2007
(Unaudited)

	For the Three-Month		For the Nine-Month
	Period Ended September 30,		Period Ended September 30,
	2008	2007	2008	2007
Other expenses:
Salaries and benefits	$1,895,824	$982,412	$4,624,735	$2,980,445
Occupancy, net	132,818	130,450	433,684	418,773
Data processing and equipment expense	189,162	140,804	506,870	451,692
Change in fair value of Mortgage Servicing Rights	101,735	236,914	(174,506)	182,770
Legal and audit	82,966	104,977	307,066	351,130
Consulting fees	91,345	67,651	219,828	157,283
Mortgage banking	191,978	73,314	403,016	226,336
Advertising	37,399	73,442	118,129	188,571
Memberships and training	36,488	59,969	97,442	127,271
Travel and entertainment	74,884	36,720	164,706	152,525
Supplies and postage	107,335	65,192	281,079	244,547
Insurance	52,328	50,812	147,765	146,004
Other operating expenses	194,203	135,293	558,523	420,788
Total other expenses	3,188,465	2,157,950	7,688,337	6,048,135
Income (loss) before income taxes and minority interest	172,874	(28,756)	320,177	1,331,854
Income tax expense (benefit)	-	-	(44,500)	20,000
Income (loss) before minority interest	172,874	(28,756)	364,677	1,311,854
Minority interest in consolidated subsidiaries’ earnings	51,636	20,982	(104,823)	296,560
Net income (loss)	121,238	(49,738)	469,500	1,015,294
Preferred stock dividends	12,499	11,167	35,840	29,567
Net income available to common shareholders	$108,739	$(60,905)	$433,660	$985,727
Basic earnings per common share	$.03	$(.01)	$.10	$.23
Diluted earnings per common share	$.03	$(.01)	$.10	$.23
Weighted average shares outstanding – Basic	4,255,878	4,248,378	4,252,993	4,248,378
Weighted average shares outstanding – Diluted	4,289,922	4,248,378	4,289,886	4,285,587

See notes to consolidated financial statements.

UNIVERSITY BANCORP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

For the Periods Ended September 30, 2008 and 2007

(Unaudited)

	For the Three-Month		For the Nine-Month
	Period Ended September 30,		Period Ended September 30,
	2008	2007	2008	2007
Net income (loss)	$ 121,238	$(49,738)	$ 469,500	$1,015,294
Other comprehensive income (loss):
Net unrealized gain (loss) on securities
net of deferred taxes	(445,859)	18,527	(761,538)	16,291
Total comprehensive income (loss)	$ (324,621)	$(31,211)	$ (292,038)	$1,031,585

See notes to consolidated financial statements.

UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Nine-Month Periods Ended September 30, 2008 and 2007
(Unaudited)
	2008	2007
Operating activities:
Net income	$469,500	$1,015,294
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	279,734	271,675
Minority interest in consolidated subsidiaries’ earnings	(104,823)	296,560
Change in fair value of mortgage servicing rights	(174,506)	182,770
Change in fair value of loans held for sale, mortgage rate locks and forward commitments	(288,693)	-
Provision for loan losses	368,978	91,803
Net gain on sale of mortgages	(449,965)	(53,775)
Net (accretion) on investment securities	(150,478)	(15,098)
Net gain on the sale of other real estate owned	(14,323)	(4,581)
(Gain) loss on trading securities	68,460	(77,788)
Write down of other real estate owned	30,000	-
Originations of mortgage loans and financings	(96,645,289)	(29,855,088)
Proceeds from mortgage loan and financing sales	83,941,976	30,964,871
Stock awards	5,921	3,860
Net change in:
Various other assets	(836,011)	(190,423)
Various other liabilities	2,072,384	368,937
Net cash provided by (used in) operating activities	(11,427,135)	2,999,017
Investing activities:
Proceeds from maturities of investment securities	5,330,208	253,398
Purchase of investment securities	(24,527,957)	(8,045,156)
Purchase of FHLB Stock	(485,400)	-
Proceeds from sale of other real estate owned	1,024,252	78,243
Loans granted (repayments), net	(104,948)	(7,025,908)
Premises and equipment expenditures	(488,372)	(153,568)
Net cash used in investing activities	(19,252,217)	(14,892,991)

-Continued-

UNIVERSITY BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
For the Nine-Month Periods Ended September 30, 2008 and 2007
(Unaudited)
	2008	2007
Financing activities:
Net change in deposits	$19,313,493	$(1,535,624)
Dividends on preferred stock	(35,840)	(29,568)
Contributed capital by minority shareholders	400,000	-
Net change in short term borrowings	3,516,480	-
Exercise of stock options	11,250	-
Dividends to minority shareholders	(200,000)	-
Issuance of preferred stock	13,000	80,000
Net cash provided by (used in) financing activities	23,018,383	(1,485,192)
Net change in cash and cash equivalents	(7,660,969)	(13,379,166)
Cash and cash equivalents:
Beginning of period	13,772,253	27,381,113
End of period	$6,111,284	$14,001,947

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,212,215	$1,221,654
Supplemental disclosure of non-cash transactions:
Increase in unrealized loss on securities available for sale, net of deferred taxes	$(761,538)	$16,291
Mortgage loans converted to other real estate owned & other assets	$869,342	$-
Accrued dividends on preferred stock converted to additional shares of preferred stock	$45,674	$35,491

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

	For the Three-Month		For the Nine-Month
	Period Ended September 30,		Period Ended September 30,
	2008	2007	2008	2007
Net income (loss)	$121,238	$(49,738)	$469,500	$1,015,294
Less: preferred dividends	12,499	11,167	35,840	29,567
Net income (loss) available to common shareholders	$108,739	$(60,905)	$433,660	$985,727

Average number of common shares outstanding	4,255,878	4,248,378	4,252,993	4,248,378
Net dilutive effect of options	34,044	-	36,893	37,209
Diluted average shares outstanding	4,289,922	4,248,378	4,289,886	4,285,587

For the three-months ended September 30, 2007, the Company incurred a net loss. Accordingly, the anti-dilutive impact of the effect of stock options is not shown.

(2) Investment Securities

The Bank’s available-for-sale portfolio at September 30, 2008 had a net unrealized loss of approximately $780,321 as compared to a net unrealized loss of approximately $18,783 at December 31, 2007.

At September 30, 2008, $15.4 million U.S agency available for sale securities with unrealized losses of $780,321 had been in a continuous unrealized loss position for approximately 6 months.

The unrealized losses on securities available for sale are AAA-rated investments in agency collateralized mortgage obligations (“CMOs”) at September 30, 2008. Management concluded that these unrealized losses are temporary in nature since they are not related to the underlying credit quality of the issuers and the Company has the intent and ability to hold these investments for a time necessary to recover its cost or will ultimately recover its cost (i.e., these investments have contractual maturities that, absent credit default, should allow the Company to recover its cost). The Company believes that these losses are primarily related to market conditions rather than underlying credit issues associated with the issuers of the obligations. The CMOs were purchased in the fourth quarter of 2007 and first six month’s of 2008 and have not experienced any realized losses to date. The Company does not believe it will have any loss of principal on these investments.

Securities available for sale at September 30, 2008 consist of the following:

	Amortized	Unrealized		Fair
	Cost	Gain	Losses	Value
U.S. agency mortgage-backed securities	$16,149,015	$ -	$(780,321)	$15,368,694

Securities available for sale at December 31, 2007 consist of the following:

	Amortized	Unrealized		Fair
	Cost	Gain	Losses	Value
U.S. agency mortgage-backed securities	$1,473,410	$ -	$(18,783)	$1,454,627

For the nine-months ended September 30, 2008, the Bank’s trading securities portfolio had a net realized loss of approximately $68,460 as compared to a gain of $77,788 for the nine-months ended September 30, 2007.

Trading securities at September 30, 2008 and December 31, 2007 consist of the following:

	September 30,	December 31,
	2008	2007
U.S. agency mortgage-backed securities	$5,198,344	$6,545,476

(3) Loans

Major classifications of loans are as follows:

	September 30, 2008	December 31,2007
Commercial	$14,925,269	$16,950,200
Commercial ijara	1,236,112	-
Real estate – mortgage	18,307,190	19,381,821
Real estate – ijara	20,409,205	19,983,980
Real estate –construction	1,300,000	1,767,790
Installment	831,614	354,660
Credit cards	323,210	316,029
Gross Loans	$57,332,600	$58,754,480
Allowance for loan losses	(397,816)	(686,324)
Net Loans	$56,934,784	$58,068,156

Loans exclude loans held for sale. Loans held for sale classifications are as follows:

	September 30, 2008	December 31, 2007
Loan held for sale at cost	$1,745,308	$1,308,583
Loan held for sale at fair value	12,842,342	-
Total	$14,587,650	$1,308,583

In April of 2008 the company acquired 50.01% interest in University Lending Group LLC (“ULG”). ULG primary activity is to originate, market, and sell secondary mortgages. Because these loans are sold on a service released basis, the company has elected in the third quarter to record loans held for sale at ULG at fair value under SFAS 159. Loans held for sale at other subsidiary’s are sold with servicing retained and the company has elected to record these at cost.

(4) Short Term Borrowings

The Bank had a line of credit available from the Federal Home Loan Bank (“FHLB”) in the amount of $25 million and $9.8 million at September 30, 2008 and December 31, 2007, respectively. The balance on the line was $3,516,480 and $0 at September 30, 2008 and December 31, 2007, respectively. At September 30, 2008, borrowings were secured by the pledge of specific mortgage loans held for investment with unpaid principal balances of $2.9 million and trading, held to maturity, and available-for-sale securities with a balance of $26.3 million.

(5) Other Liabilities

Major classifications of other liabilities are as follows:

	September 30, 2008	December 31, 2007
Miscellaneous other	$377,869	$269,118
Escrow and mortgage insurance on loans held for sale	138,942	-
Liability to fund closed but undisbursed loans	1,581,383	-
Total other liabilities	$2,098,194	$269,118

(6) Income Taxes

Income tax benefit was $44,500 for the nine-months ended September 30, 2008 and income tax expense was $20,000 for nine-months ended September 30 2007. Financial statement tax expense amounts differ from the amounts computed by applying the statutory federal tax rate of 34% to pretax income because of permanent book-tax differences and changes in deferred tax valuation allowances. At September 30, 2008 and December 31, 2007, the Company had a $240,000 and $210,000 deferred tax asset net of a valuation allowance, respectively. This asset represents a net deferred tax asset that is more likely than not to be realized. This asset is included in other assets on the balance sheet.

(7) Segment Reporting

The reportable segments are activities that fall under the Corporate Offices (i.e. holding company), University Bank(“Bank”) community banking operations, University Lending Group and the mortgage servicing operations located at Midwest Loan Services, Inc.(“Midwest”). Included in the community banking activity are conventional banking Islamic banking, and a small insurance agency.

The following table summarizes the pre-tax income (loss) of each profit center of the Company for the three and nine-months ended September 30, 2008 (in thousands):

	Three-Months	Nine-Months
Community and Islamic Banking	$ (57)	$ (581)
Midwest Loan Services	181	1,261
University Lending Group	71	(308)
Corporate Office	(22)	(51)
Eliminations	(52)	104
Total	$ 121	$ 425

The following table summarizes the pre-tax income (loss) of each profit center of the Company for the three and nine-months ended September 30, 2007 (in thousands):

	Three-Months	Nine-Months
Community and Islamic Banking	$ (226)	$ (1,007)
Midwest Loan Services	214	2,393
University Lending Group	-	-
Corporate Office	(17)	(54)
Eliminations	(21)	(297)
Total	$ (50)	$ 1,035

The following table summarizes total assets for each reportable segment as of September 30, 2008 (in thousands):

Community and Islamic Banking	$112,471
Midwest Loan Services	5,980
University Lending Group	13,246
Corporate Office	5,643
Eliminations	(24,371)
Total	$112,969

The following table summarizes total assets for each reportable segment as of December 31, 2007 (in thousands):

Community and Islamic Banking	$89,777
Midwest Loan Services	6,128
Corporate Office	6,071
Eliminations	(13,738)
Total	$88,238

(8) University Lending Group

During the first quarter of 2008, the Bank entered into an agreement to acquire 50.01% of a new corporation called University Lending Group, LLC, ("ULG") which commenced operations April 1, 2008. The purpose of ULG is to market, originate, process, close and sell secondary mortgage market loans primarily to HUD, but also to FHLMC and FNMA on a servicing released basis. The operations of this entity are included in the consolidated financial statements. The minority interest is to absorb the first $200,000 of losses. Lending incurred loss of $307,712 through the third quarter ended September 30, 2008, $253,856 of which is allocated to the minority interest.

(9) Fair Value Disclosures

Effective January 1, 2008 the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (SFAS 157) and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 157 defines fair value which provides the framework for measuring fair value under generally accepted accounting principles. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal market for the asset or liability on the measurement date.

SFAS 159 permits fair value accounting to be irrevocably elected for most financial assets and liabilities on an individual contract basis at the time of acquisition or subsequent event date. Upon adoption of SFAS 159, fair value accounting may also be elected for existing financial assets and liabilities. For those instruments for which fair value accounting is elected, changes in fair value will be recognized in earnings and fees and costs associated with origination or acquisition will be recognized as incurred rather than deferred.

The adoption of SFAS 157 and 159 did not result in an adjustment to retained earnings for the difference between fair value and carrying value before adoption since the assets selected for fair value treatment were originated in the current year or had an immaterial adjustment.

In the current year, the Company elected to account for loans held for sale which were originated by University Lending Group, at fair value. The fair values for these specific loans are based on observable market prices at the measurement date.

(10) Fair Value Measurements

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

Available for Sale and Trading Securities

The fair value of the securities represents the amount the Company would realize upon sale the mortgage backed securities currently in the portfolio. The company receives current market values from The Federal Home Loan Bank on a monthly basis as part of its collateral positions. The securities are then marked to market based on these values. Unrealized gains and losses on available for sale securities are included in other comprehensive income. Unrealized gains and losses on trading securities are included in income.

Mortgage Servicing Rights

The fair value of the Mortgage Servicing Rights represents the amount the Company would receive upon sale of the Mortgage Serving Rights. The company receives an independent evaluation of the value on a quarterly basis.

Derivatives – Interest Rate Lock Commitments and Forward Commitments

The Company, through University Lending Group which began operations in 2008, enters into interest rate lock commitments (“IRLCs”) in connection with its mortgage banking activities to fund residential mortgage loans at specified times in the future. IRLC that relate to the origination of mortgage loans that will be held for sale are considered derivative instruments under SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” As such, these IRLCs are recorded at fair value with changes in fair value recorded in change in income.

The Company estimates the fair value of an IRLC subsequent to inception of the commitment. In estimating the fair value of an IRLC, the Company assigns a probability to the loan commitment based on an expectation that it will be exercised and the loan will be funded. The fair value of the commitments is derived from the fair value of related mortgage loans which is based on unobservable market data. Changes to the fair value of IRLCs are recognized based on interest rate changes, changes in the probability that the commitment will be exercised, and the passage of time. Changes from the expected future cash flows related to the customer relationship or loan servicing are excluded from the valuation of the IRLCs.

Outstanding IRLCs expose the Company to the risk that the price of the loans underlying the commitments might decline from inception of the rate lock to funding of the loan. To protect against this risk, the Corporation utilizes forward loan sales commitments to economically hedge the risk of potential changes in the value of the loans that would result from the commitments. The change in the fair value of the forward commitment is recorded in change in income.

Loans Held for Sale - ULG

ULG’s loans held for sale were recorded at fair value based on pricing established upon allocation to forward commitments to sell. These loans were valued based on allocations to commitments for sales within the first few days after quarter end. The company believes there was no material valuation change between quarter end and the actual sale date.

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheet measured at fair value on a recurring basis and the level within the SFAS 157 fair value hierarchy in which the fair value measurements fall at September 30, 2008:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available For Sale and Trading Securities	$20,567,038		$20,567,038
Loans Held For Sale	$12,842,342		$12,842,342
Mortgage Servicing Rights	$1,799,929			$1,799,929
Interest Rate Lock Commitments	$9,979			$9,979
Forward Sales Commitments	$183,519			$183,519

Liabilities
Forward Sales Commitments	$30,594			$30,594

Fair Value Measurements Using Significant Unobservable Inputs

The table below includes a rollforward of financial instruments classified by the Company within Level 3 of the valuation hierarchy for the nine months ended September 30, 2008 (including the change in fair value).

	Fair value January 1, 2008	Total gains (losses)	Purchases issuance and settlements, net	Fair value September 30,2008
Mortgage Servicing Rights	$1,402,444	$174,506	$222,979	$1,799,929
Loans Held For Sale	-	125,779	12,716,563	12,842,342
Derivative Financial Instruments:
Interest Rate Lock Commitments	-	9,979	-	9,979
Forward Sales Commitments	-	152,925	-	152,925
Total	$1,402,444	$463,189	$12,939,542	$14,805,175

(11) Reclassifications

Certain items in the prior period consolidated financial statements have been reclassified to conform to the September 30, 2008 presentation.

(12) Recent Pronouncements

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

Also in May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60" (“SFAS 163”). SFAS 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS 163 on its consolidated financial statements but does not expect it to have an effect on the Company’s financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) ("FSP APB 14-1"). FSP APB 14-1 applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and must be applied on a retrospective basis. Early adoption is not permitted. The

Company is assessing the potential impact of this FSP on its convertible debt issuances.

In June 2008, the FASB issued FASB Staff Position ("FSP") EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share. Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain no forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The Company is assessing the potential impact of this FSP on its earnings per share calculation.

In June 2008, the FASB ratified EITF No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock ("EITF 07-5"). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted. The Company is assessing the potential impact of this EITF on its financial condition and results of operations.

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

SUMMARY

Net income for the Company for the three-month period ended September 30, 2008 was $121,238 as compared to a net loss of $49,738 for the same period in 2007. The Bank’s subsidiary, Midwest Loan Services Inc., reported a pre-tax net income of $181,000 for the third quarter of 2008 as compared to net income of $214,000 for the same period in 2007. Community Banking reported a pre-tax loss of $57,000 during the current year’s third quarter, compared to a pre-tax net loss of $226,000 for the same period in 2007. Community Banking’s results continue to reflect ongoing investment in the expansion of University Islamic Financial and University Lending Group, including legal and personnel costs to expand the product offering into additional states. Improvements in net interest and financing income driven by increases in loans and financings were offset by a decrease in the fair value of mortgage servicing rights and loan loss provisions for the three months ended September 30, 2008.

Net income for the Company for the nine-month period ended September 30, 2008 was $469,500 as compared to $1,015,294 for the same period last year. Income for the nine-months ended September 30, 2007 at Midwest Loan Services was positively impacted by termination fee income of $1,175,284 which more than offset a decrease in the fair value of mortgage servicing rights of $182,770.

At September 30, 2008, Midwest was subservicing 42,781 mortgages, an increase of 30.55% from 32,770 mortgages subserviced at September 30, 2007 and an increase of 26.06% from 33,937 mortgages subserviced at December 31, 2007. Average earning assets increased by 27.03% to $98,008,325. The net spread increased to 5.15% for the three months ended September 30, 2008 from 4.64% for the three months ended September 30, 2007.

RESULTS OF OPERATIONS

Net Interest and Financing Income

Net interest and financing income increased 25.11% to $3,216,789 for the nine-months ended September 30, 2008 from $2,571,122 for the nine-months ended September 30, 2007. Net interest and financing income increased primarily because of an increase in the net amount of earning assets and a reduction in interest cost due to lower rates. The net spread increased to 3.58% for the nine months ended September 30, 2008 from 3.48% for same period in 2007.

Net interest and financing income increased 42.86% to $1,262,235 for the three-months ended September 30, 2008 from $883,522 for the three months ended September 30, 2007. Net interest and financing income rose primarily because of an increase in the net amount of earning assets.

Interest and Financing Income

Interest and financing income increased 14.8% to $4,382,745 for the nine-months ended September 30, 2008 from $3,818,998 for the nine-months ended September 30, 2007. This increase resulted from an increase in average earning assets. The overall yield on earning assets decreased to 6.36% for the nine months ended September 30, 2008 from 7.21% for the nine-months ended September 30, 2007. The average volume of interest and profit earning assets increased to $92,138,350 for the nine-months ended September 30, 2007 from $70,828,526 for the same 2007 period.

Interest and financing income increased 20.9% to $1,594,870 for the quarter ended September 30, 2008 from $1,319,288 for the quarter ended September 30, 2007. An increase in the average balance of earning assets of $22,429,987 was a major factor in the increase in interest income. The average volume of interest and profit earning assets increased by 30% to $98,008,325 in the 2008 period from $75,578,338 in the 2007 period. The overall yield on total interest and profit bearing assets decreased to 6.46% for the third quarter of 2008 as compared to 6.93% for the same period in 2007.

Interest and Profit Sharing Expense

Interest and profit sharing expense decreased 6.6% to $1,165,956 for the nine-months ended September 30, 2008 from $1,247,876 for the same period in 2007. A decrease in the cost of funds was a major factor in the decrease in interest and profit sharing expense. The average volume of interest bearing and profit sharing liabilities increased to $56,080,024 in the 2008 period from $44,710,604 in the 2007 period. The cost of funds decreased to 2.78% for the nine-months ended September 30, 2008 as compared to 3.73% for the same period in 2007.

Interest and profit sharing expense decreased 23.7% to $332,635 for the three-months ended September 30, 2008 from $435,766 for the same period in 2007. The average volume of interest bearing and profit sharing liabilities increased to $57,633,148 in the 2008 period from $46,774,100 in the 2007 period. The cost of funds decreased to 2.34% for the third quarter of 2008 as compared to 3.70% for the same period in 2007.

The net interest and financing margin rose to 5.15% from 4.64% for the three-months ended September 30, 2008 and 2007, respectively, and rose to 6.98% from 4.87% for the nine-months ended September 30, 2008 and 2007, respectively.

MONTHLY AVERAGE BALANCE SHEET AND INTEREST MARGIN ANALYSIS

The following tables summarize monthly average balances, interest and finance revenues from earning assets, expenses of interest bearing and profit sharing liabilities, their associated yield or cost and the net return on earning assets for the three and nine-months ended September 30, 2008 and 2007:

	Three-Months Ended				Three-Months Ended
	September 30, 2008				September 30, 2007
	Average	Interest	Average		Average	Interest	Average
	Balance	Inc / Exp	Yield (1)		Balance	Inc / Exp	Yield (1)
Interest and Profit Earning Assets:
Loans:
Commercial Loans	23,096,705	477,727	8.21%		$22,242,127	$487,931	8.70%
Real Estate Loans	45,039,013	654,193	5.76%		33,955,849	562,943	6.58%
Installment Loans	863,223	38,343	17.02%		2,070,679	51,866	9.94%
Total Loans	68,998,941	1,170,263	6.73%	`	58,268,655	1,102,740	7.51%
Investment Securities	28,351,966	421,478	5.90%		4,118,771	55,087	5.31%
Federal Funds & Bank Deposits	657,418	3,129	1.89%		13,190,912	161,461	4.86%
Total Interest and Profit Earning Assets	98,008,325	1,594,870	6.46%		75,578,338	1,319,288	6.93%

Interest Bearing and Profit Sharing Liabilities:
Deposit Accounts:
Demand	3,571,158	6,696	0.74%		5,186,758	36,076	2.76%
Savings	250,562	626	0.99%		310,425	779	1.00%
Time	22,041,606	205,170	3.55%		15,329,665	194,939	5.05%
Money Market Accts	26,182,338	87,584	1.45%		25,947,252	203,972	3.12%
Short-term Borrowings	5,587,484	32,559	2.31%		-	-	0.00%
Long-term Borrowings	0	0	0.00%		-	-	0.00%
Total Interest Bearing and Profit Sharing Liabilities	57,633,148	332,635	2.34%		46,774,100	435,766	3.70%

Net Earning Assets, Net
Interest and Financing Income, and Net Spread	40,375,177	1,262,235	4.12%		$28,804,238	$883,552	3.23%

Net Interest and Financing Margin			5.15%			4.64%
(1) Yield is annualized.

	Nine-Months Ended September 30,			Nine-Months Ended September 30,
	2008			2007
	Average	Interest	Average	Average	Interest	Average
	Balance	Inc / Exp	Yield (1)	Balance	Inc / Exp	Yield (1)
Interest and Profit Earning Assets:
Loans:
Commercial	22,809,792	1,396,104	8.18%	$22,044,072	$1,453,436	8.82%
Real Estate	40,448,763	1,744,478	5.77%	31,411,060	1,641,679	6.99%
Installment/Consumer	1,306,679	127,494	13.05%	1,983,751	143,229	9.65%
Total Loans	64,565,234	3,268,076	6.77%	55,438,883	3,238,344	7.81%
Investment Securities	22,628,249	1,011,409	5.98%	2,289,820	86,343	5.04%
Federal Funds & Bank Deposits	4,944,867	103,260	2.79%	13,099,823	494,311	5.05%
Total Interest and Profit Earning Assets	92,138,350	4,382,745	6.36%	70,828,526	3,818,998	7.21%
Interest Bearing and Profit Sharing Liabilities:
Deposit Accounts:
Demand	5,555,773	11,823	0.28%	6,183,469	133,576	2.89%
Savings	265,813	1,995	1.00%	296,331	2,198	0.99%
Time	18,578,930	565,625	4.07%	15,159,787	566,328	4.99%
Money Market	28,678,939	534,315	2.49%	23,071,017	545,774	3.16%
Short-term borrowings	3,000,569	52,198	2.33%	-	-	0.00%
Long-term borrowings	-	-	0.00%	-	-	0.00%
Total Interest Bearing and
Profit Sharing Liabilities	56,080,024	1,165,956	2.78%	44,710,604	1,247,876	3.73%

Net Earning Assets, Net Interest and Financing Income, and Net Spread	36,058,326	3,216,789	3.58%	$26,117,922	$2,571,122	3.48%

Net Interest and Financing Margin			4.67%			4.87%

(1) Yield is annualized.

Investments

Taking advantage of the recent turmoil in the mortgage bond market University Bank in late March and early April purchased a total of $25.4 million in AAA rated U.S. Government Agency guaranteed bonds. The bonds are in the form of collateralized mortgage obligations with an expected yield based on current consensus mortgage repayment rates of 6.02% and an average expected life of 0.92 years. The bonds were purchased with a mix of Fed Funds on hand and some borrowings from the Federal Home Loan Bank of Indianapolis at a blended cost of the funds of 2.05% and assuming no substantial changes in the interest rate curve and that mortgage prepayment speeds for the mortgage underlying the securities pay at current consensus, would generate additional annualized earnings at the rate of $1,005,000 per year declining over time as the securities prepay or an estimated $251,000 in additional net income over the next 3 months. The bank’s average monthly balance sheet was expanded by about 11% as a result of the transactions and the bank’s securities portfolio now represents about 26% of its assets, which is more in line with peer group levels.

Allowance for Loan Losses

The allowance for loan losses is determined based on management estimates of the amount required for losses inherent in the portfolio. These estimates are based on past loan loss experience, known and inherent risks in the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. The provision to the allowance for loan losses was $368,978 for the nine-month period ended September 30, 2008 and $91,803 for the same period in 2007. Net charge-offs totaled $713,222 for the nine month period ended September 30, 2008 as compared to net charge-offs of $23,854 for the same period in 2007. Illustrated below is the activity within the allowance for the nine-month period ended September 30, 2008 and 2007, respectively.

	2008	2007
Balance, January 1	$686,324	$465,992
Provision for loan losses	368,978	91,803
Loan charge-offs	(713,222)	(23,854)
Recoveries	55,736	1,822
Balance, September 30	$397,816	$535,763

	At September 30, 2008	At December 31, 2007
Total loans & financings(1)	$57,332,600	$58,754,480
Reserve for loan losses	$ 397,816	$ 686,324
Reserve/Loans % (1)	0.69%	1.17%

The Bank had approximately $20 million of Islamic financings on its books at September 30, 2008.  The allowance for loan losses for Islamic financing is determined under the same procedures and standards as for regular residential real estate loans.  The portion of the allowance for loan losses allocated to Islamic loans is $104,652.

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

The following schedule summarizes the Company’s non-performing assets:

	At September 30, 2008	At December 31, 2007
Past due 90 days and over and still accruing (1):	$ 281,193	$ -
Nonaccrual loans (1):
Real estate – mortgage and construction loans	1,157,054	58,331
Installment	-	-
Commercial	-	1,107,292
Subtotal	1,438,247	1,165,623

Other real estate owned	459,960	674,585

Total nonperforming assets	$1,898,207	$ 1,840,208

	At September 30, 2008	At December 31, 2007
Ratio of non-performing loans to total loans (1)	2.51%	1.98%
Ratio of loans past due over 90 days and non-accrual loans to loan loss reserve	362%	170%

(1) Excludes loans held for sale which are valued at the lower of cost or fair market value.

At September 30, 2008 there were six loans on non-accrual totaling $1,157,054 and six loans over 90 days totaling $281,193. All non-accrual loans are residential real estate loans. Based on the current market valuations of the homes, these loans have a total impairment reserve of $170,764 at September 30, 2008. The others required no impairment reserve.

The Bank’s overall loan portfolio is geographically concentrated in Ann Arbor and the future performance of these loans is dependent upon the performance of relatively limited geographical areas. As a result of the weak Michigan economy, the Bank’s future loss ratios may exceed historical loss ratios.

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

Non-Interest Income

Total non-interest income increased 72.8% to $2,179,510 for the three-months ended September 30, 2008 from $1,261,623 for the three-months ended September 30, 2007. The increase was primarily due to increase activity at University Lending Group.

Total non-interest income increased 5.3% to $5,160,703 for the nine-months ended September 30, 2008 from $4,900,670 for the nine-months ended September 30, 2007.

At September 30, 2008, Midwest was subservicing 42,781 mortgages, an increase of 30.55% from 32,770 mortgages subserviced at September 30, 2007 and an increase of 26.06% from 33,937 mortgages subserviced at December 31, 2007.

Non-Interest Expense

Non-interest expense increased 47.8% to $3,188,465 for the three-months ended September 30, 2008 from $2,157,950 for the three-months ended September 30, 2007 as salaries and other operating expenses increased due to start up of University Lending Group in 2008.

Non-interest expense increased 27.1% to $7,688,337 for the nine-months ended September 30, 2008 from $6,048,135 for the nine-months ended September 30, 2007 as salaries and other operating expenses increased due to start up of University Lending Group in the 2008.

At September 30, 2008, University Bank and Midwest owned the rights to service mortgages for Fannie Mae, Freddie Mac and other institutions, most of which were owned by Midwest, an 80% owned subsidiary of the Bank. The balance of mortgages serviced for these institutions was approximately $166 million at September 30, 2008. The fair value of these servicing rights was $1,799,929 at September 30, 2008. Market interest rate conditions can quickly affect the value of mortgage servicing rights in a positive or negative fashion, as long-term interest rates rise and fall. The servicing rights are recorded at fair value at September 30, 2008 and 2007. In 2007, the Company adopted the fair value measurement method of accounting for mortgage servicing rights according to SFAS 157. Under this method, changes in fair value are reported in earnings at each reporting date.

Following is an analysis of the change the Company’s mortgage servicing rights for the periods ended September 30, 2008 and 2007:

	2008	2007
Balance, January 1	$1,402,444	$1,516,100
Additions – originated	222,979	250,938
Change in fair value	174,506	(182,770)
Balance, September 30	$1,799,929	$1,584,268

Capital Resources

The table below sets forth the Bank’s risk based assets, capital ratios and risk-based capital ratios of the Bank. At September 30, 2008 and December 31, 2007, the Bank was considered “well-capitalized” and exceeded the regulatory guidelines.

					To Be Well
			To be Adequately		Capitalized
	Actual		Capitalized Under		Under Prompt
			Prompt Corrective		Corrective
			Action Provisions		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2008:
Total capital (to risk weighted assets)	$9,662,000	15.18%	$5,091,280	8.0%	$6,364,100	10.0%
Tier I capital (to risk weighted assets)	9,305,000	14.62%	2,545,640	4.0%	3,818,460	6.0%
Tier I capital (to average assets)	9,305,000	8.37%	4,448,360	4.0%	5,560,450	5.0%
As of December 31, 2007:
Total capital (to risk weighted assets)	$9,367,000	17.8%	$4,216,000	8.0%	$5,271,000	10.0%
Tier I capital (to risk weighted assets)	8,721,000	16.6%	2,108,000	4.0%	3,162,000	6.0%
Tier I capital (to average assets)	8,721,000	9.7%	3,611,000	4.0%	4,515,000	5.0%

Liquidity

Bank Liquidity. The Bank’s primary sources of liquidity are customer deposits, scheduled payments and prepayments of loan principal, cash flow from operations, maturities of various investments, borrowings from correspondent lenders secured by securities, residential mortgage loans and/or commercial loans. In addition, the Bank invests in overnight federal funds. At September 30, 2008, the Bank had cash and cash equivalents of $6,111,284. The Bank’s lines of credit include the following:

•	$24.0 million from the Federal Home Loan Bank of Indianapolis secured by investment securities and residential mortgage loans, and

•	$3.30 million from the Federal Reserve Bank of Chicago secured by commercial loans.

At September 30, 2008, the Bank had $3,516,480 outstanding on the Federal Home Loan Bank and Federal Reserve Bank lines of credit. In order to bolster liquidity from time to time, the Bank also sells brokered time deposits. There was $2,000,000 in brokered deposits outstanding at September 30, 2008.

Bancorp Liquidity. At September 30, 2008, Bancorp had $100 in cash and investments on hand to meet its working capital needs. In an effort to sustain the Bank’s Tier 1 capital to assets ratio through retained earnings during rapid asset growth, management does not expect that the Bank will pay dividends to the Company during the balance of 2008. Bancorp anticipates receiving proceeds from the exercise of stock options that are expiring in the fourth quarter of 2008 to fund its working capital needs.

ITEM 4.	CONTROLS AND PROCEDURES

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

During the third quarter of 2008, the Certifying Officers, with the Company’s other management representatives, have completed remediation measures which include engaging a financial accounting firm to help the Company, evaluate, account for and prepare financial statement disclosures. We will continue to monitor our disclosure controls and procedures on a continuing basis to ensure that information that is required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In the future as such controls change in relation to developments in the Company’s business and financial reporting requirements, our evaluation and monitoring measures will also address any additional corrective actions that may be required.

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

B. Changes in Internal Controls

During the quarter end September 30, 2008 the Bank hired a full time internal auditor to boost its internal control process. Management also intends to implement the changes described below.

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

During the third quarter of 2008, the Certifying Officers, with the Company’s other management representatives, have completed remediation measures which include engaging a financial accounting firm to help the Company, evaluate, account for and prepare financial statement disclosures. We will continue to monitor our disclosure controls and procedures on a continuing basis to ensure that information that is required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In the future as such controls change in relation to developments in the Company’s business and financial reporting requirements, our evaluation and monitoring measures will also address any additional corrective actions that may be required.

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

UNIVERSITY BANCORP, INC.

Date:	November 14, 2008	/s/ Stephen Lange Ranzini

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

Date: November 14, 2008	/s/Stephen Lange Ranzini

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

Date: November 14, 2008	/s/ Dennis Agresta
Dennis Agresta
Principal Accounting Officer

Exhibit 32.1

CERTIFICATION PURSUANT

TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Stephen Lange Ranzini, the President and Chief Executive Officer of University Bancorp, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of University Bancorp, Inc. on Form 10-Q for the quarter ended September 30, 2008 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of University Bancorp, Inc.

UNIVERSITY BANCORP, INC.

Date:	November 14, 2008

/s/ Stephen Lange Ranzini

Stephen Lange Ranzini

President and Chief Executive Officer Exhibit 32.2

CERTIFICATION PURSUANT

TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Dennis Agresta, the Principal Accounting Officer of University Bancorp, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of University Bancorp, Inc. on Form 10-Q for the quarter ended September 30, 2008 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such report on Form 10-Q fairly presents in all material respects the financial condition and results of operations of University Bancorp, Inc.

UNIVERSITY BANCORP, INC.

Date:	November 14, 2008	/s/ Dennis Agresta

Dennis Agresta

Principal Accounting Officer